Form 10-Q
period 1995-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1995-05-12
CIK 741516

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549


                               FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended      March 31, 1995

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to

Commission file number       0-12820

                   AMERICAN NATIONAL BANKSHARES INC.
         (Exact name of registrant as specified in its charter)


            VIRGINIA                               54-1284688
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)


                         628 Main Street
                       Danville, Virginia             24541
  (Address of principal executive offices)          (Zip Code)


                          (804) 792-5111
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No      .

The number of shares outstanding of the issuer's common stock as of May 10, 1995 was 2,400,000.

                                    AMERICAN NATIONAL BANKSHARES INC.


                                                 INDEX



                                                                                    Page No.
         Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of March 31, 1995
                      and December 31, 1994.........................................   3

                    Consolidated Condensed Statements of Income for the three months
                      ended March 31, 1995 and 1994.................................   4

                    Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1995 and 1994.................................   5

                    Notes to Consolidated Condensed Financial Statements............ 6-7

           Item 2.  Management's Discussion and Analysis of the Financial Condition
                      and Results of Operations..................................... 8-10


         Part II.   Other Information...............................................  11


         SIGNATURES ................................................................  11










	                    AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)

                                                                    March 31   December 31
                                               ASSETS                  1995        1994
                                                                    --------    ----------
              CASH AND DUE FROM BANKS...............................$  9,236    $  9,177
              FEDERAL FUNDS SOLD....................................      --       4,650
              INTEREST-BEARING DEPOSITS IN OTHER BANKS..............      83       1,586
              INVESTMENT SECURITIES (Note 2):
                 U. S. Government and Federal agencies..............  63,791      68,761
                 State and municipal................................  10,475      10,480
                 Other investments..................................      10          10
                                                                    --------    --------
                       Total investment securities (market value
                         $73,579 at March 31, 1995 and $77,231
                         at December 31, 1994)......................  74,276      79,251
                                                                    --------    --------
              LOANS................................................. 163,036     155,436
                       Less:  Unearned income.......................  (1,526)     (1,957)
                              Reserve for loan losses.........        (2,415)     (2,353)
                                                                    --------    --------
                       Net loans.................................... 159,095     151,126
                                                                    --------    --------
              OTHER ASSETS..........................................   7,862       7,978
                                                                    --------    --------
                       Total assets.................................$250,552    $253,768
                                                                    ========    ========

                                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
              LIABILITIES:
                 Demand deposits--non-interest bearing..............$ 30,004    $ 27,827
                 Demand deposits--interest bearing..................  32,170      31,773
                 Money Market deposits..............................  13,338      21,916
                 Savings deposits...................................  50,760      54,029
                 Time deposits......................................  83,504      80,316
                                                                    --------    --------
                       Total deposits............................... 209,776     215,861
                 Federal funds purchased............................   2,200          --
                 Repurchase agreements..............................   5,012       6,105
                 Accrued interest payable and other liabilities.....   1,705       1,017
                                                                    --------    --------
                       Total liabilities............................ 218,693     222,983
                                                                    --------    --------
              SHAREHOLDERS' INVESTMENT:
                 Common stock, $1 par, 3,000,000 shares authorized,
                   2,400,000 shares outstanding ....................   2,400       2,400
                 Capital in excess of par value.....................   5,400       5,400
                 Net unrealized gain or (loss) (Note 2).............      36         (29)
                 Retained earnings..................................  24,023      23,014
                                                                    --------    --------
                       Total shareholders' investment...............  31,859      30,785
                                                                    --------    --------
                       Total liabilities and
                         shareholders' investment...................$250,552    $253,768
                                                                    ========    ========



                 The accompanying notes are an integral part of these balance sheets.

	                    AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (In Thousands)

                                                                         Three Months Ended
                                                                              March 31
                                                                         ------------------
                                                                           1995        1994
                                                                           ----        ----
          INTEREST INCOME:
             Interest and fees on loans..................................$3,432      $2,667
             Interest on federal funds sold and other....................    15          47
             Income on investment securities:
               U. S. Government..........................................   807         819
               Federal Agencies..........................................    38         142
               State and municipal (tax exempt)..........................   152         155
                                                                         ------      ------
                   Total interest income................................. 4,444       3,830
                                                                         ------      ------
          INTEREST EXPENSE:
             Interest on deposits:
               Demand....................................................   248         175
               Money Market..............................................   141         119
               Savings...................................................   387         386
               Time......................................................   947         864
             Interest on federal funds purchased and
               repurchase agreements.....................................    63           8
                                                                         ------      ------
                   Total interest expense................................ 1,786       1,552
                                                                         ------      ------
          NET INTEREST INCOME............................................ 2,658       2,278
          PROVISION FOR LOAN LOSSES .....................................    93          54
                                                                         ------      ------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES............................................. 2,565       2,224
                                                                         ------      ------
          NON-INTEREST INCOME:
             Trust department............................................   346         307
             Service charges on deposit accounts.........................    81          64
             Fees and insurance premiums.................................    23          21
             Other.......................................................    29          25
                                                                         ------      ------
                   Total non-interest income..............................  479         417
                                                                         ------      ------
          NON-INTEREST EXPENSE:
             Salaries ...................................................   736         681
             Pension and other employee benefits.........................   149         146
             Occupancy and equipment expense.............................   197         214
             FDIC insurance expense......................................   121         122
             Postage and printing........................................    68          73
             Other.......................................................   295         250
                                                                         ------      ------
                   Total non-interest expense............................ 1,566       1,486
                                                                         ------      ------
          INCOME BEFORE INCOME TAX PROVISION............................. 1,478       1,155
          INCOME TAX PROVISION ..........................................   469         360
                                                                         ------      ------
          NET INCOME.....................................................$1,009      $  795
                                                                         ======      ======
          NET INCOME PER COMMON SHARE, based on
             2,400,000 weighted average shares outstanding ..............  $.42        $.33


                   The accompanying notes are an integral part of these statements.


                     AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)


	                                                            Three Months Ended
                                                                       March 31
                                                                  -------------------
                                                                     1995        1994
                                                                     ----        ----
	    CASH FLOWS FROM OPERATING ACTIVITIES:
               Interest received                                  $  4,696    $  4,017
               Fees and commissions received                           489         439
               Interest paid                                        (1,768)     (1,588)
               Cash paid to suppliers and employees                 (1,383)     (1,313)
                                                                  --------    --------
               Net cash provided by operating activities             2,034       1,555
                                                                  --------    --------
             CASH FLOWS FROM INVESTING ACTIVITIES:
               Proceeds from maturing investment securities          4,974      12,150
               Purchase of investment securities and
                 corporate stock                                       (18)     (6,859)
               Proceeds from maturing interest-bearing
                 deposits in other banks                             1,503          --
               Interest-bearing deposits made in other banks            --         (61)
               Net increase in loans made to customers              (8,062)     (3,762)
               Capital expenditures                                    (44)         (6)
                                                                  --------    --------
               Net cash (used) provided by investing activities     (1,647)      1,462
                                                                  --------    --------
             CASH FLOWS FROM FINANCING ACTIVITIES:
               Net decrease in demand, money market and
                 savings accounts                                   (9,273)     (2,407)
               Net increase in certificates of deposit               3,188       1,668
               Net increase in federal funds purchased
                 and repurchase agreements                           1,107          --
                                                                  --------    --------
               Net cash used by financing activities                (4,978)       (739)
                                                                  --------    --------
             NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (4,591)      2,278
             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       13,827       7,858
                                                                  --------    --------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  9,236    $ 10,136
                                                                  ========    ========

             RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
               BY OPERATING ACTIVITIES:
                 Net income                                       $  1,009    $    795
                 Adjustments to reconcile net income to
                   net cash provided by operating activities:
                     Depreciation                                       95         111
                     Provision for possible loan losses                 93          54
                     Provision (benefit) for deferred income taxes     111         (12)
                     Decrease (increase) in accrued interest
                       receivable and other assets                      70          (1)
                     Increase in accrued interest payable and
                       other liabilities                               656         608
                                                                  --------    --------
             Net cash provided by operating activities            $  2,034    $  1,555
                                                                  ========    ========

                  The accompanying notes are an integral part of these statements.


           AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly American National Bankshares' financial position as of March 31, 1995, the results of its operations and its cash flows for the three months then ended. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1994.


2.  Investment Securities

    Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at March 31, 1995 and December 31, 1994.


3.  Commitments and Contingencies

    The Bank has available to it a line of credit in the amount of $5,153,000 with the Federal Home Loan Bank of Atlanta. As of March 31, 1995 and December 31, 1994, there were no borrowings outstanding under this line of credit.
    Commitments to extend credit, which amount to $32,445,000 at March 31, 1995 and $34,150,000 at December 31, 1994, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
    Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 1995 and December 31, 1994 the Bank had $554,000 and $672,000 in outstanding standby letters of credit.

                               6
PAGE

4.  New Accounting Pronouncements

    During the first quarter of 1995 the Bank adopted the provisions of Statement of Financial Accounting Standards Nos. 114 and 118, which address accounting by creditors for loan impairment. The effect of adopting these standards did not have a material impact on the Bank's financial position.

                               7
PAGE

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the first quarter of 1995 was $1,009,000, an increase of 27% from $795,000 earned in the first quarter of 1994. Net income per common share was $.42 for the first quarter of 1995 and $.33 for the same period of 1994. Per share earnings for both periods have been computed on 2,400,000 weighted average shares of common stock outstanding.
     On an annualized basis, return on average total assets was 1.62% for the first quarter of 1995 and 1.29% for the same period of 1994. Return on average common shareholders' equity was 12.90% for the first quarter of 1995 and 10.79% for the first quarter of 1994.

TRENDS AND FUTURE EVENTS
     During the first quarter of 1995, the volume of net loans increased by
$7,969,000 or 5.3%. This increase is the result of a strong loan demand and is further evidence of a healthy local economy. The increase in loans was funded from the proceeds of maturing investment securities and cash.
     The balance sheets reflect a decrease in total deposits from December 31, 1994 to March 31, 1995 of $6,085,000 and a decrease of $1,093,000 in repurchase agreements during the same period. These decreases are distorted by two events. The first is a large repurchase agreement of approximately $4,500,000 which was made from new funds deposited on December 30, 1994. These funds remained with the Bank for only 4 days. The second event was a shift in deposit base of approximately $4,000,000 from deposits to repurchase agreements during the first quarter of 1995. Disregarding the temporary repurchase agreement of 4 days, the combination of deposits and repurchase agreements declined $2,700,000, which Management believes to be a normal seasonal trend for the first quarter of each year. Management believes there is currently a demand from commercial customers for higher yielding short term deposit instruments and the Bank is now offering repurchase agreements as an alternative to satisfy this demand.
     On April 4, 1995 the Bank announced that it has entered into a Purchase and Assumption agreement with Crestar Bank (subject to the approval of the Comptroller of the Currency) which provides for the acquisition of the Gretna, Virginia branch office of Crestar Bank by American National Bank & Trust Company. In connection with the acquisition, American National Bank & Trust Company will purchase the bank facility and related furniture and fixtures, together with designated loans and will assume approximately $39,000,000 in deposits. All of the Crestar employees of the Gretna branch will become employees of American National Bank & Trust Company and will continue to serve the customers of the Gretna community. It is anticipated that the branch purchase will be consummated by the end of the third quarter of 1995.

NET INTEREST INCOME
     Net interest income is the excess of interest income over interest expense. During the first quarter of 1995, net interest income increased
$380,000 or 16.7% over the same period of 1994.
     Taxable equivalent net yield on interest earning assets was 4.59% in the first quarter of 1995 compared with 3.96% for the first quarter of 1994. During the first quarter of 1995, interest market rates rose slightly. During the next twelve months repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $11,000,000, (approximately 4.3% of total assets), which makes the Corporation slightly liability sensitive. Any further increase in market interest rates within the next twelve months may tend to decrease the Corporation's taxable equivalent net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period. Nonperforming assets were $141,000 at March 31, 1995 and $171,000 at December 31, 1994, a decrease of $30,000 during the current quarter.
     During the first quarter of 1995 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1995, if all such loans had been accruing interest at the original contractual rate, was $3,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .09% at March 31, 1995 and .11% at December 31, 1994.
     Loans accruing and past due 90 days or more totaled $51,000 at March 31, 1995 and $113,000 at December 31, 1994. This was a decrease of $62,000.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $93,000 for the first quarter of 1995 and $54,000 for the first quarter of 1994. The reserve for loan losses totaled $2,415,000 at March 31, 1995 an increase of 2.6% over the $2,353,000 recorded at December 31, 1994. The ratio of reserves to loans, less unearned discount, was 1.50% at March 31, 1995 and 1.53% at December 31, 1994. In Management's opinion, the current reserve for loan losses is adequate.

                               8
PAGE

NON-INTEREST INCOME
     Non-interest income for the first quarter of 1995 was $479,000, an increase of 15% from the $417,000 reported in the first quarter of 1994. The components of the increase in the first quarter of 1995 included a 13% increase in trust department income, a 27% increase in service charges on deposit accounts, a 10% increase in fees and insurance commissions, and a 16.0% increase on other income. The increase in trust department income was the result of new business booked. The increase in service charges on deposit accounts was the result of policy changes in the application of service charges. The increase in fees and insurance commissions was due to an overall increase in the volume of outstanding loans and the increase in other income was primarily from an increase in Federal Home Loan Bank dividends received.

NON-INTEREST EXPENSE
     Non-interest expense for the first quarter was $1,566,000, a 5.4% increase over the $1,486,000 reported for the same period last year. Salaries increased 8% from the same period last year. Pension and other employee benefits increased 2%. Occupancy and equipment expense decreased 8%, FDIC insurance expense decreased 1% and postage and printing expense decreased 7%. Other non-interest expense increased 18%. The increases in salaries and pension and other employee benefits were attributable to a combination of wage rates and the addition of personnel. Other non-interest expense increased due primarily to fees paid to a consultant for strategic planning.

INCOME TAX PROVISION
     The income tax provision for the first quarter of 1995 was $469,000, an increase of $109,000 from the $360,000 reported a year earlier. This change resulted primarily from an increase in taxable income. The Bank has not experienced any significant change in the effective tax rate.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes stockholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 1995 the Corporation had a ratio of 20.0% for Tier I and a ratio of 21.2% for total capital. At December 31, 1994 these ratios were 20.1% and 21.3%, respectively.
     Cash dividends are presently paid on a semi-annual basis, normally near the close of the second and fourth quarters, and consequently no dividends were declared during the first quarter of 1995 and 1994.

                               9
PAGE

LIQUIDITY
     The Corporation's net liquid assets to net liabilities ratio was 29% at March 31, 1995. At the close of the first quarter of 1994, this ratio was 40%. The reduction in this ratio was primarily the result of funding new loans with maturing securities and the pledging of investments to secure repurchase agreements.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

                               10
PAGE

                               PART II
                           OTHER INFORMATION

  Item:
       1.  Legal Proceedings
           None

       2.  Changes in securities
           None

       3.  Defaults upon senior securities
           None

       4.  Results of votes of security holders
           None

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits - None

           (b) Reports on Form 8-K - There were no reports on
               Form 8-K filed for the three months ended March 31, 1995.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICAN NATIONAL BANKSHARES INC.



                         /s/ Charles H. Majors
                         ---------------------------------
                         Charles H. Majors
                         President and Chief
Date - May 12, 1995      Executive Officer



                         /s/ David Hyler
                         ---------------------------------
                         David Hyler
                         Senior Vice-President and
                         Secretary-Treasurer
Date - May 12, 1995      (Chief Financial Officer)

                             ARTICLE TYPE 9
                     AMERICAN NATIONAL BANKSHARES INC.
                     FISCAL YEAR ENDING DECEMBER 31st
                     STARTING PERIOD - January 1, 1995
                     ENDING PERIOD - March 31, 1995
                     PERIOD TYPE - Quarter
                     (IN THOUSANDS, EXCEPT PER SHARE RESULTS)


                                                   QTR 1    QTR 2    QTR 3    QTR 4     YEAR
   Cash and due from banks                         9,236                               9,236
   Interest bearing deposits in other banks           83                                  83
   Federal funds sold                                  0                                   0
   Trading assets                                      0                                   0
   Investments held-for-sale                       2,807                               2,807
   Investments - carrying                         74,276                              74,276
   Investments - market                           73,579                              73,579
   Loans                                         163,036                             163,036
   Allowance for loan losses                       2,415                               2,415
   Total assets                                  250,552                             250,552
   Deposits                                      209,776                             209,776
   Short-term borrowings                               0                                   0
   Liabilities - other                             8,917                               8,917
   Long - term borrowings                              0                                   0
   Common stock                                    2,400                               2,400
   Preferred - Mandatory                               0                                   0
   Preferred stock                                     0                                   0
   Other Shareholders' equity                     29,459                              29,459
   Total Liabilities and equity                  250,552                             250,552
   Interest income on loans                        3,432                               3,432
   Interest income on investments                    997                                 997
   Interest income - other                            15                                  15
   Interest income total                           4,444                               4,444
   Interest paid on deposits                       1,723                               1,723
   Interest expense                                1,786                               1,786
   Net interest income                             2,658                               2,658
   Provision for loan losses                          93                                  93
   Securities gains or losses                          0                                   0
   Expense - other                                 1,566                               1,566
   Income - pretax                                 1,478                               1,478
   Income - pre-extraordinary                      1,478                               1,478
   Extraordinary                                       0                                   0
   Changes in accounting                               0                                   0
   Net income                                      1,009                               1,009
   Earnings per share - primary                     0.42                                   0
   Earnings per share - diluted                     0.42                                   0
   Net yield - interest earning assets - actual     4.52%                                  0
   Loans - nonaccuring                               141                                 141
   Loans - past due 90 days or more                   51                                  51
   Loans - troubled debt restructurings              105                                 105
   Loans - problem                                     0                                   0
   Allowance for loan losses - opening balance     2,353                               2,353
   Charge-offs                                        45                                  45
   Recoveries                                         14                                  14
   Allowance for loan losses - closing balance     2,415                               2,415
   Allowance for loans losses - domestic           2,415                               2,415
   Allowance for loan losses - foreign                 0                                   0
   Allowance for loan losses - unallocated             0                                   0
