Form 10-Q/A
period 1995-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1995-05-15
CIK 741516

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, DC  20549


                             FORM 10-Q-A

[ X ] AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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