Form 10-Q
period 1995-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 1995-08-14
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.

             SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549


                          FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended     June 30, 1995

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

The number of shares outstanding of the issuer's common stock as of August 11, 1995 was 2,400,000.

                                    AMERICAN NATIONAL BANKSHARES INC.


                                                INDEX




                                                                                    Page No.
         Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of June 30, 1995
                      and December 31, 1994.........................................   3

                    Consolidated Condensed Statements of Income for the three months
                      ended June 30, 1995 and 1994..................................   4

                    Consolidated Condensed Statements of Income for the six months
                      ended June 30, 1995 and 1994..................................   5

                    Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1995 and 1994..................................   6

                    Notes to Consolidated Condensed Financial Statements............ 7-8

           Item 2.  Management's Discussion and Analysis of the Financial Condition
                      and Results of Operations.....................................9-11


         Part II.   Other Information...............................................  12


         SIGNATURES ................................................................  12

         EXHIBITS - Financial Data Schedule.........................................  13

                            AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (In Thousands)


                                                                        June 30   December 31
                                                  ASSETS                  1995        1994
                                                                        -------   -----------

                 CASH AND DUE FROM BANKS...............................$  7,554    $  9,177
                 FEDERAL FUNDS SOLD....................................     900       4,650
                 INTEREST-BEARING DEPOSITS IN OTHER BANKS..............      97       1,586
                 INVESTMENT SECURITIES (Note 2):
                    U. S. Government and federal agencies..............  58,807      68,761
                    State and municipal................................  10,066      10,480
                    Other investments..................................      10          10
                                                                       --------    --------
                          Total investment securities (market value
                            $69,030 at June 30, 1995 and $77,231
                            at December 31, 1994)......................  68,883      79,251
                                                                       --------    --------
                 LOANS................................................. 169,734     155,436
                          Less:  Unearned income.......................  (1,224)     (1,957)
                                 Reserve for loan losses...............  (2,527)     (2,353)
                                                                       --------    --------
                          Net loans.................................... 165,983     151,126
                                                                       --------    --------
                 OTHER ASSETS..........................................   8,126       7,978
                                                                       --------    --------
                          Total assets.................................$251,543    $253,768
                                                                       ========    ========

                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
                 LIABILITIES:
                    Demand deposits--non-interest bearing..............$ 28,523    $ 27,827
                    Demand deposits--interest bearing..................  30,632      31,773
                    Money market deposits..............................  12,751      21,916
                    Savings deposits...................................  47,860      54,029
                    Time deposits......................................  91,535      80,316
                                                                       --------    --------
                          Total deposits............................... 211,301     215,861
                    Federal funds purchased............................      --          --
                    Repurchase agreements..............................   6,329       6,105
                    Accrued interest payable and other liabilities.....   1,610       1,017
                                                                       --------    --------
                          Total liabilities............................ 219,240     222,983
                                                                       --------    --------
                 SHAREHOLDERS' INVESTMENT:
                    Common stock, $1 par, 3,000,000 shares authorized,
                      2,400,000 shares outstanding.....................   2,400       2,400
                    Capital in excess of par value.....................   5,400       5,400
                    Retained earnings..................................  24,414      23,014
                    Net unrealized gain (loss) (Note 2)................      89         (29)
                                                                       --------    --------
                          Total shareholders' investment...............  32,303      30,785
                                                                       --------    --------
                          Total liabilities and
                            shareholders' investment...................$251,543    $253,768
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


                            AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (In Thousands)


                                                                         Three Months Ended
                                                                               June 30
                                                                         ------------------
                                                                           1995        1994
          INTEREST INCOME:                                                 ----        ----
             Interest and fees on loans..................................$3,699      $2,802
             Interest on federal funds sold and other....................    14          43
             Income on investment securities:
               U. S. Government..........................................   747         785
               Federal Agencies..........................................    38          52
               State and municipal (tax exempt)..........................   147         160
                                                                         ------      ------
                   Total interest income................................. 4,645       3,842
                                                                         ------      ------
          INTEREST EXPENSE:
             Interest on deposits:
               Demand....................................................   238         171
               Money Market..............................................   109         117
               Savings...................................................   366         381
               Time...................................................... 1,148         867
             Interest on federal funds purchased.........................    80           4
                                                                         ------      ------
                   Total interest expense................................ 1,941       1,540
                                                                         ------      ------
          NET INTEREST INCOME............................................ 2,704       2,302
          PROVISION FOR LOAN LOSSES......................................   121          45
                                                                         ------      ------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES.........................................     2,583       2,257
                                                                         ------      ------
          NON-INTEREST INCOME:
             Trust department............................................   345         369
             Service charges on deposit accounts.........................    86          65
             Fees and insurance premiums.................................    23          30
             Other.......................................................    34          25
                                                                         ------      ------
                   Total non-interest income.............................   488         489
                                                                         ------      ------
          NON-INTEREST EXPENSE:
             Salaries ...................................................   740         683
             Pension and other employee benefits.........................   166         142
             Occupancy and equipment expense.............................   205         211
             FDIC insurance expense......................................   121         122
             Postage and printing........................................    41          52
             Other.......................................................   310         261
                                                                         ------      ------
                   Total non-interest expense............................ 1,583       1,471
                                                                         ------      ------
          INCOME BEFORE INCOME TAX PROVISION............................. 1,488       1,275
          INCOME TAX PROVISION ..........................................   449         394
                                                                         ------      ------
          NET INCOME.....................................................$1,039      $  881
                                                                         ======      ======
          NET INCOME PER COMMON SHARE, based on
             2,400,000 shares outstanding ...............................  $.43        $.37

          CASH DIVIDENDS PAID per common share...........................  $.27        $.25




                   The accompanying notes are an integral part of these statements.


                              AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (In Thousands)

                                                                            Six Months Ended
                                                                                 June 30
                                                                           ------------------
                                                                             1995        1994
            INTEREST INCOME:                                                 ----        ----
               Interest and fees on loans..................................$7,131      $5,469
               Interest on federal funds sold and other....................    29          90
               Income on investment securities:
                 U. S. Government.......................................... 1,554       1,604
                 Federal Agencies..........................................    76         194
                 State and municipal (tax exempt)..........................   299         315
                                                                           ------      ------
                     Total interest income................................. 9,089       7,672
                                                                           ------      ------
            INTEREST EXPENSE:
               Interest on deposits:
                 Demand....................................................   486         346
                 Money Market..............................................   250         236
                 Savings...................................................   753         767
                 Time...................................................... 2,095       1,731
               Interest on federal funds purchased.........................   143          12
                                                                           ------      ------
                     Total interest expense................................ 3,727       3,092
                                                                           ------      ------
            NET INTEREST INCOME............................................ 5,362       4,580
            PROVISION FOR LOAN LOSSES .....................................   214          99
                                                                           ------      ------
            NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES............................................. 5,148       4,481
                                                                           ------      ------
            NON-INTEREST INCOME:
               Trust department............................................   691         676
               Service charges on deposit accounts.........................   167         129
               Fees and insurance premiums.................................    46          51
               Other.......................................................    63          50
                                                                           ------      ------
                     Total non-interest income.............................   967         906
                                                                           ------      ------
            NON-INTEREST EXPENSE:
               Salaries ................................................... 1,476       1,364
               Pension and other employee benefits.........................   315         288
               Occupancy and equipment expense.............................   402         425
               FDIC insurance expense......................................   242         244
               Postage and printing........................................   109         135
               Other.......................................................   605         501
                                                                           ------      ------
                     Total non-interest expense............................ 3,149       2,957
                                                                           ------      ------
            INCOME BEFORE INCOME TAX PROVISION............................. 2,966       2,430
            INCOME TAX PROVISION ..........................................   918         754
                                                                           ------      ------
            NET INCOME.....................................................$2,048      $1,676
                                                                           ======      ======
            NET INCOME PER COMMON SHARE, based on
               2,400,000 shares outstanding ...............................  $.85        $.70

            CASH DIVIDENDS PAID per common share...........................  $.27        $.25



                     The accompanying notes are an integral part of these statements.


                           AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In Thousands)


                                                                         Six Months Ended
                                                                             June 30
                                                                        ------------------
                                                                           1995      1994
                                                                        --------  --------
                   CASH FLOWS FROM OPERATING ACTIVITIES:
                     Interest received                                  $  9,163  $  7,806
                     Fees and commissions received                           861       800
                     Interest paid                                        (3,594)   (3,122)
                     Cash paid to suppliers and employees                 (2,783)   (2,480)
                     Income taxes paid                                      (850)     (706)
                                                                        --------  --------
                     Net cash provided by operating activities             2,797     2,298
                                                                        --------  --------
                   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Proceeds from maturing investment securities         10,499    26,803
                     Purchase of corporate stock                             (18)  (15,750)
                     Proceeds from maturing interest bearing deposits
                       in other banks                                      1,489     2,000
                     Interest bearing deposits in other banks                --        (61)
                     Net increase in loans made to customers             (15,071)   (8,225)
                     Capital expenditures                                    (85)      (60)
                                                                        --------  --------
                     Net cash provided (used) by investing activities     (3,186)    4,707
                                                                        --------  --------
                   CASH FLOWS FROM FINANCING ACTIVITIES:
                     Net decrease in demand, money market and
                       savings accounts                                  (15,779)   (7,607)
                     Net increase in certificates of deposit              11,219     2,650
                     Net increase in repurchase agreements                   224       --
                     Dividends paid                                         (648)     (600)
                                                                        --------  --------
                     Net cash provided by financing activities            (4,984)   (5,557)
                                                                        --------  --------
                   NET INCREASE IN CASH AND CASH EQUIVALENTS              (5,373)    1,448
                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       13,827     7,858
                                                                        --------  --------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  8,454  $  9,306
                                                                        ========  ========

                   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                     BY OPERATING ACTIVITIES:
                       Net income                                       $  2,048  $  1,676
                       Adjustments to reconcile net income to
                         net cash provided by operating activities:
                           Depreciation                                      194       224
                           Provision for possible loan losses                214        99
                           Deferred income tax benefit                       (25)      (25)
                           Increase in accrued interest receivable
                             and other assets                               (259)     (102)
                           Increase in accrued interest payable
                             and other liabilities                           625       426
                                                                        --------  --------
                   Net cash provided by operating activities            $  2,797  $  2,298
                                                                        ========  ========



                       The accompanying notes are an integral part of these statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly American National Bankshares' financial position as of June 30, 1995, the results of its operations for the three and six months periods and its cash flows for the six months then ended. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1994.


2.  Investment Securities
    Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholder's investment at June 30, 1995 and December 31, 1994.


3.  Commitments and Contingencies

    The Bank has available to it a line of credit in the amount of $5,153,000 with the Federal Home Loan Bank of Atlanta. As of June 30, 1995 and December 31, 1994, there were no borrowings outstanding under this line of credit.
    Commitments to extend credit, which amount to $31,650,000 at June 30, 1995 and $34,150,000 at December 31, 1994, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
    Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 1995 and December 31, 1994 the Bank had $566,000 and $672,000 in outstanding standby letters of credit.

3.  New Accounting Pronouncements

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

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the second quarter of 1995 was $1,039,000, an increase of 18% from the $881,000 earned in the second quarter of 1994. For the six months period ended June 30, 1995, net income was $2,048,000, a 22% increase over the $1,676,000 reported in the same period of 1994.
     Net income per common share was $.43 for the second quarter of 1995, compared to $.37 recorded during the same period of 1994. For the first six months of 1995 and 1994, net income per share was $.85 and $.70, respectively. Per share earning for both periods have been computed on 2,400,000 weighted average shares of common stock outstanding.
     On a annualized basis, return on average total assets was 1.67% for the second quarter of 1995 and 1.64% for the first six months of 1995 compared with 1.44% for the second quarter of 1994 and 1.37% for the first six months of 1994. Return on average common shareholders' equity was 12.97% for the second quarter of 1995 and 12.94% for the first six months of 1995 compared to 11.76% for the same quarter of 1994 and 11.19% for the first six months of 1994.

TRENDS AND FUTURE EVENTS
     During the first six months of 1995, the volume of net loans increased $14,857,000 or 9.8%. The increase is the result of a strong loan demand and is further evidence of a continuing healthy local economy. This increase in loans was funded primarily from the proceeds of maturing investment securities and cash. During the same period deposits decreased 4,560,000 or 2.1% which is a normal trend for the first six months of each year. During the first six months of 1994, deposits decreased 2.3%. As a result of the growth in loans and the decrease in deposits during the first six months of 1995, investment securities have declined $10,368,000 during this period.
      On June 5, 1995 American National Bank received approval of the Comptroller of the Currency for the acquisition of the Gretna, Virginia branch office of Crestar Bank by American National Bank and Trust Company. The effective date of the purchase has been set at the close of business August
24, 1995. American National Bank and Trust Company will assume, approximately $39,000,000 in deposits of the Gretna branch. The branch will continue operations after August 24, 1995 as a branch of American National Bank and will utilize all of the existing Crestar employees of the branch.
      On July 28, 1995, Charles A. Womack, Jr., Register Acquisition Corp. and Andrew C. Boor, Trustee of an Employee Stock Ownership Plan to be Formed served American National Bank and Trust Company with a Bill of Complaint. The suit was filed in the Circuit Court of Pittsylvania County. The suit names as defendants the Bank in its capacity as Executor under the Will of E. Stuart James Grant, as Trustee of the E. Stuart James Grant Charitable Trust and the Bank in its own capacity. The suit seeks to compel the Bank to sell to plaintiffs the stock of the Register Publishing Company, the primary asset of the Grant Estate. In the alternative, plaintiffs seek damages of $10,000,000. Management believes the complaint is without merit and intends to defend vigorously the allegations in this Bill of Complaint. This suit was filed after a federal district court for the Western District of Virginia dismissed on July 14, 1995, a suit seeking to compel the sale of the Register Publishing Company to Trustees of the Register Publishing Company Employee Stock Ownership Plan. The Bank was named as a defendant in its capacity as Executor and Trustee. In the opinion of management, the outcome of the above legal proceeding will not have a material adverse affect on the financial position of the Bank.

NET INTEREST INCOME
     Net interest income is the excess of interest income over interest expense. During the second quarter of 1995, net interest income increased $402,000 or 17.5% over the same period a year ago.

During the first six months of 1995, net interest income increased $782,000 or 17.1% over the same period of 1994. The increase in net interest income for both periods was attributable primarily to an increase in the volume of loans and an increase in the yield on interest earning assets.
     Taxable equivalent net yield on interest earning assets was 4.67% in the second quarter of 1995, compared to 4.04% for the second quarter of 1994, and 4.64% for the first six months of 1995 compared to 4.01% for the first six months of 1994.
     During the next twelve months repricing opportunities in assets will exceed repricing opportunities in liabilities by approximately $3,000,000 or 1.2% of assets. This makes the Corporation slightly asset sensitive. Management considers this position to be relatively balanced but any decrease in market interest rates during the next twelve months may tend to decrease the Corporation's taxable equivalent net yield on interest earning assets. It should be recognized however, that the Corporation's interest-sensitive position changes quickly as a result of management decisions and market conditions. In any event this interest-sensitive position is not expected to have a substantial effect upon the earnings of the Corporation during the next twelve months.

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties, There were no foreclosed properties held during the reporting period. Nonperforming assets were $244,000 at June 30, 1995 and $171,000 at December 31, 1994, an increase of $73,000 during the first six months of 1995.
     For the six months period ending June 30, 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1995, if all such loans had been accruing interest at the original contractual rate, was $8,000. No interest payments were recorded during the first six months of 1995 as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .15% at June 30, 1995 and .11% at December 31, 1994.
     Loans accruing interest and past due 90 days or more totaled $132,000 at June 30, 1995 and $113,000 at December 31, 1994. This was an increase of $19,000.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses for the second quarter of 1995 was $121,000 and $45,000 for the same period of 1994. The provision for loan losses was $214,000 for the six months period ended June 30, 1995 and $99,000 for the same period of 1994.
     The reserve for loan losses was $2,527,000 at June 30, 1995 and $2,353,000 at December 31, 1994. As a percentage of total loans (less unearned income), the reserve for loan losses was 1.50% at June 30, 1995 and 1.53% at December 31, 1994. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the second quarter of 1995 was $488,000, a decrease of .2% from the $489,000 reported in the second quarter of 1994. For the first six months of 1995 non-interest income was $967,000, an increase of 6.7% from the $906,000 reported for the same period of 1994.
     The decrease in non-interest income during the quarter included a 6.5% decrease in trust department income due primarily to a reduction in trust assets administered, a 32.3% increase in service charges on deposit accounts due to an increase in commercial account fees, a 23.3% decrease in fees and insurance premiums due to a reduction in new loans associated with these fees and a 36.0% increase in other non-interest income due primarily to an increase in dividends received.
     The increase in non-interest income for the first six months of 1995 over the same period of 1994, included an increase of 2.2% in trust department income, a 29.5% increase in service charges on deposit accounts due to an increase in commercial account fees, a 9.8% decrease in fees and insurance premiums and a 26.0% increase in other income due primarily form an increase in dividends received.

NON-INTEREST EXPENSE
     Non-interest expense for the second quarter of 1995 was $1,583,000, up 7.6% from the $1,471,000 reported in the second quarter of 1994. For the first six months of 1995 non-interest expense was $3,149,000, up 6.5% from the $2,957,000 reported for the same period of 1994.
     The increase in non-interest expense for the quarterly period over 1994 included an 8.3% increase in salaries, a 16.9% increase in pension and other employee benefits due primarily to an increase in net periodic pension costs, partially offset by a reduced hospitalization insurance premium and a .3% decrease in occupancy and equipment expense. Also included is an .8% decrease in FDIC insurance expense, a 21.1% decrease in postage and printing and an 18.8% increase in other expense. The increase in other expense was primarily from consulting fees paid.
     The increase in non-interest expense for the first six months period of 1995 over the same period of 1994 included an 8.2% increase in salaries, a 9.4% increase in pension and other employee benefits due to an increase in net periodic pension costs, partially offset by a reduced hospitalization insurance premium, a 5.4% decrease in occupancy and equipment expense, an .8% decrease in FDIC insurance expense, a 19.3% decrease in postage and printing and an 20.8% increase in other expense. The increase in other expense was primarily from consulting fees paid.

INCOME TAX PROVISION
     The income tax provision for the second quarter of 1995 was $449,000, an increase of $55,000 from the $394,000 reported a year earlier. The income tax provision for the six month period in 1995 was $918,000, an increase of $164,000 from the $754,000 reported for the same period of 1994. The Corporation's overall effective tax rate was 31.0% for both six months periods ended June 30, 1995 and 1994. Changes in the income tax provision were attributable to the corresponding changes in taxable income.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes stockholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%.
     As of June 30, 1995 the Corporation had a ratio of 19.5% for Tier I and a combined total ratio for Tier I and Tier II capital of 20.7%. At December 31, 1994 these ratios were 20.1% and 21.3%, respectively.
     On May 16, 1995 the Board of Directors declared a cash dividend of $.27 per share on the outstanding 2,400,000 shares of stock, payable June 23, 1995 to shareholders of record June 9, 1995.

LIQUIDITY
     The Corporation's net liquid assets to net liabilities ratio was 26% at June 30, 1995. At the close of the second quarter of 1994, this ratio was 29%.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

                                            PART II
                                        OTHER INFORMATION

  Item:
       1.  Legal Proceedings
           None

       2.  Changes in securities
           None

       3.  Defaults upon senior securities
           None

       4.  Results of votes of security holders
           None

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits - Financial Data Schedule EX-27

           (b) Reports on Form 8-K - There were no reports on
               Form 8-K filed for the three months ended June 30, 1995.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               AMERICAN NATIONAL BANKSHARES INC.


                                      /s/ Charles H. Majors
                                      ---------------------------------
                                      Charles H. Majors
                                      President and Chief
Date - August 11, 1995                Executive Officer




                                      /s/ David Hyler
                                      ---------------------------------
                                      David Hyler
                                      Senior Vice-President and
                                      Secretary-Treasurer
Date - August 11, 1995                (Chief Financial Officer)