Form 10-Q
period 1995-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 1995-11-15
CIK 741516

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549


                          FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended  September 30, 1995


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

The number of shares outstanding of the issuer's common stock as of November 9, 1995 was 2,400,000.

                                     AMERICAN NATIONAL BANKSHARES INC.


                                                  INDEX




                                                                                     Page No.
                                                                                     --------
          Part I.    Financial Information

            Item 1.  Financial Statements

                     Consolidated Condensed Balance Sheets as of September 30, 1995
                       and December 31, 1994.........................................    3

                     Consolidated Condensed Statements of Income for the three months
                       ended September 30, 1995 and 1994.............................    4

                     Consolidated Condensed Statements of Income for the nine months
                       ended September 30, 1995 and 1994.............................    5

                     Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 1995 and 1994.............................    6

                     Notes to Consolidated Condensed Financial Statements............  7-8

            Item 2.  Management's Discussion and Analysis of the Financial Condition
                     and Results of Operations....................................... 9-14


          Part II.   Other Information...............................................   15


          SIGNATURES ................................................................   15




                       AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (In Thousands)


                                                                      September 30  December 31
                                                  ASSETS                  1995          1994
                                                                       ----------   -----------
                 CASH AND DUE FROM BANKS...............................$   11,436    $  9,177
                 FEDERAL FUNDS SOLD....................................       --        4,650
                 INTEREST-BEARING DEPOSITS IN OTHER BANKS..............       112       1,586
                 INVESTMENT SECURITIES:
                    U. S. Government and federal agencies..............    97,991      68,761
                    State and municipal................................     9,756      10,480
                    Other investments..................................        10          10
                                                                       ----------    --------
                          Total investment securities (market value
                            $107,945 at September 30, 1995 and $77,231
                            at December 31, 1994)......................   107,757      79,251
                                                                       ----------    --------
                 LOANS.................................................   174,920     155,436
                          Less:  Unearned income.......................      (960)     (1,957)
                                 Reserve for loan losses...............    (2,600)     (2,353)
                                                                       ----------    --------
                          Net loans....................................   171,360     151,126
                                                                       ----------    --------
                 CORE DEPOSIT INTANGIBLES..............................     2,896         --
                 OTHER ASSETS..........................................     8,939       7,978
                                                                       ----------    --------
                          Total assets.................................$  302,500    $253,768
                                                                       ==========    ========

                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
                 LIABILITIES:
                    Demand deposits--non-interest bearing..............$   37,009    $ 27,827
                    Demand deposits--interest bearing..................    35,856      31,773
                    Money market deposits..............................    18,402      21,916
                    Savings deposits...................................    51,857      54,029
                    Time deposits......................................   116,812      80,316
                                                                       ----------    --------
                          Total deposits...............................   259,936     215,861
                    Federal funds purchased............................       800          --
                    Repurchase agreements..............................     6,082       6,105
                    Accrued interest payable and other liabilities.....     2,164       1,017
                                                                       ----------    --------
                          Total liabilities............................   268,982     222,983
                                                                       ----------    --------
                 SHAREHOLDERS' INVESTMENT:
                    Common stock, $1 par, 3,000,000 shares authorized,
                      2,400,000 shares outstanding.....................     2,400       2,400
                    Capital in excess of par value.....................     5,400       5,400
                    Retained earnings..................................    25,537      23,014
                    Net unrealized appreciation (depreciation).........       181         (29)
                                                                       ----------    --------
                          Total shareholders' investment...............    33,518      30,785
                                                                       ----------    --------
                          Total liabilities and
                            shareholders' investment...................$  302,500    $253,768
                                                                       ==========    ========

                    The accompanying notes are an integral part of these balance sheets.


                            AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (In Thousands)




                                                                         Three Months Ended
                                                                            September 30
                                                                         ------------------
                                                                           1995        1994
          INTEREST INCOME:                                                 ----        ----
	     Interest and fees on loans..................................$3,884      $3,093
             Interest on federal funds sold and other....................    44          34
             Income on investment securities:
               U. S. Government..........................................   973         765
               Federal Agencies..........................................    37          40
               State and municipal (tax exempt)..........................   131         149
                                                                         ------      ------
                   Total interest income................................. 5,069       4,081
                                                                         ------      ------
          INTEREST EXPENSE:
             Interest on deposits:
               Demand....................................................   245         182
               Money Market..............................................   122         117
               Savings...................................................   374         396
               Time...................................................... 1,432         872
             Interest on federal funds purchased and
               repurchase agreements.....................................    78          12
                                                                         ------      ------
                   Total interest expense................................ 2,251       1,579
                                                                         ------      ------
          NET INTEREST INCOME............................................ 2,818       2,502

          PROVISION FOR LOAN LOSSES......................................   160          90
                                                                         ------      ------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES............ 2,658       2,412
                                                                         ------      ------
          NON-INTEREST INCOME:
             Trust revenue...............................................   376         294
             Service charges on deposit accounts.........................    97          70
             Fees and insurance premiums.................................    20          29
             Other.......................................................    32          29
                                                                         ------      ------
                   Total non-interest income.............................   525         422
                                                                         ------      ------
          NON-INTEREST EXPENSE:
             Salaries....................................................   769         690
             Pension and other employee benefits.........................   182         162
             Occupancy and equipment ....................................   208         220
             FDIC insurance..............................................   (15)        120
             Postage and printing........................................    74          51
             Other.......................................................   329         253
                                                                         ------      ------
                   Total non-interest expense............................ 1,547       1,496
                                                                         ------      ------

          INCOME BEFORE INCOME TAX PROVISION............................. 1,636       1,338
          INCOME TAX PROVISION...........................................   513         440
                                                                         ------      ------
          NET INCOME.....................................................$1,123      $  898
                                                                         ======      ======

          NET INCOME PER COMMON SHARE, based on
             2,400,000 shares outstanding................................  $.47        $.37

          CASH DIVIDENDS PAID per common share...........................  $.00        $.00

              The accompanying notes are an integral part of these statements.

                                                  4

	                      AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (In Thousands)



                                                                            Nine Months Ended
                                                                              September 30
                                                                           ------------------
                                                                             1995         1994
            INTEREST INCOME:                                                 ----         ----
	       Interest and fees on loans..................................$11,015      $ 8,562
               Interest on federal funds sold and other....................     73          124
               Income on investment securities:
                 U. S. Government..........................................  2,527        2,369
                 Federal Agencies..........................................    113          234
                 State and municipal (tax exempt)..........................    430          464
                                                                           -------      -------
                     Total interest income................................. 14,158       11,753
                                                                           -------      -------
            INTEREST EXPENSE:
               Interest on deposits:
                 Demand....................................................    731          528
                 Money Market..............................................    372          353
                 Savings...................................................  1,127        1,163
                 Time......................................................  3,527        2,603
               Interest on federal funds purchased and
                 repurchase agreements.....................................    221           24
                                                                           -------      -------
                     Total interest expense................................  5,978        4,671
                                                                           -------      -------
            NET INTEREST INCOME............................................  8,180        7,082
            PROVISION FOR LOAN LOSSES......................................    374          189
                                                                           -------      -------
            NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES............  7,806        6,893
                                                                           -------      -------
            NON-INTEREST INCOME:
               Trust revenue...............................................  1,067          970
               Service charges on deposit accounts.........................    264          199
               Fees and insurance premiums.................................     66           80
               Other.......................................................     95           79
                                                                           -------      -------
                     Total non-interest income.............................  1,492        1,328
                                                                           -------      -------
            NON-INTEREST EXPENSE:
               Salaries....................................................  2,245        2,054
               Pension and other employee benefits.........................    497          450
               Occupancy and equipment.....................................    610          645
               FDIC insurance..............................................    227          364
               Postage and printing........................................    183          186
               Other.......................................................    934          754
                                                                           -------      -------
                     Total non-interest expense............................  4,696        4,453
                                                                           -------      -------

            INCOME BEFORE INCOME TAX PROVISION.............................  4,602        3,768
            INCOME TAX PROVISION...........................................  1,431        1,194
                                                                           -------      -------
            NET INCOME.....................................................$ 3,171      $ 2,574
                                                                           =======      =======

            NET INCOME PER COMMON SHARE, based on
               2,400,000 shares outstanding................................  $1.32        $1.07

            CASH DIVIDENDS PAID per common share...........................  $ .27        $ .25

                The accompanying notes are an integral part of these statements.


                           AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In Thousands)




                                                                         Nine Months Ended
                                                                           September 30
                                                                        ------------------
                                                                           1995      1994
                                                                        --------  --------
                   CASH FLOWS FROM OPERATING ACTIVITIES:
                     Interest received                                  $ 13,083  $ 11,932
                     Fees and commissions received                         1,397     1,313
                     Interest paid                                        (5,584)   (4,680)
                     Cash paid to suppliers and employees                 (3,054)   (3,827)
                     Income taxes paid                                    (1,303)   (1,136)
                                                                        --------  --------
                     Net cash provided by operating activities             4,539     3,602
                                                                        --------  --------
                   CASH FLOWS FROM INVESTING ACTIVITIES:
                     Acquisition of branch operations                     30,626       --
                     Proceeds from maturing investment securities         17,820    32,376
                     Purchase of investment securities and
                       corporate stock                                   (46,099)  (20,738)
                     Proceeds from maturing interest bearing deposits
                       in other banks                                      1,474     2,000
                     Interest bearing deposits in other banks                --        (73)
                     Net increase in loans made to customers             (18,459)  (12,544)
                     Capital expenditures                                   (322)      (90)
                                                                        --------  --------
                     Net cash (used) provided by investing activities    (14,960)      931
                                                                        --------  --------
                   CASH FLOWS FROM FINANCING ACTIVITIES:
                     Net decrease in demand, money market
                       and savings accounts                               (7,876)   (2,361)
                     Net increase in certificates of deposit              15,777     2,550
                     Net increase in repurchase agreements and
                       federal funds purchased                               777       595
                     Dividends paid                                         (648)     (600)
                                                                        --------  --------
                     Net cash provided by financing activities             8,030       184
                                                                        --------  --------
                   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,391)    4,717
                   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       13,827     7,858
                                                                        --------  --------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 11,436  $ 12,575
                                                                        ========  ========

                   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
                     BY OPERATING ACTIVITIES:
                       Net income                                       $  3,171  $  2,574
                       Adjustments to reconcile net income to
                         net cash provided by operating activities:
                           Depreciation                                      292       340
                           Provision for possible loan losses                374       189
                           Deferred income tax (benefit) provision           (38)        4
                           Increase in accrued interest receivable
                             and other assets                               (513)     (293)
                           Increase in accrued interest payable
                             and other liabilities                         1,253       788
                                                                        --------  --------
                   Net cash provided by operating activities            $  4,539  $  3,602
                                                                        ========  ========

                       The accompanying notes are an integral part of these statements.

                                                  6

                           AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly American National Bankshares' financial position as of September 30, 1995, the results of its operations for the three and nine months periods and its cash flows for the nine months period then ended. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1994.

2.  Investment Securities

    Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholder's investment at September 30, 1995 and December 31, 1994.

3.  Commitments and Contingencies

    The Bank has available to it a line of credit in the amount of $5,153,000 with the Federal Home Loan Bank of Atlanta. As of September 30, 1995 and December 31, 1994, there were no borrowings outstanding under this line of credit.
    Commitments to extend credit, which amount to $35,930,000 at September 30, 1995 and $34,150,000 at December 31, 1994, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
    Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 1995 and December 31, 1994 the Bank had $630,000 and $672,000 in outstanding standby letters of credit.

4.  New Accounting Pronouncements

    During the first quarter of 1995 the Bank adopted the provisions of Statement of Financial Accounting Standards Nos. 114 and 118, which address accounting by creditors for loan impairment. The effect of adopting these standards did not have a material impact on the Bank's financial position or the results of operations.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the third quarter of 1995 was $1,123,000, an increase of 25% from the $898,000 earned in the third quarter of 1994. For the nine months period ended September 30, 1995, net income was $3,171,000, a 23% increase from the $2,574,000 reported in the same period of 1994.
     Net income per common share was $.47 for the third quarter of 1995, compared to $.37 recorded during the same period of 1994.
For the first nine months of 1995 and 1994 net income per share was $1.32 and $1.07, respectively. Per share earnings for both periods have been computed on 2,400,000 weighted average shares of common stock outstanding.
     On an annualized basis, return on average total assets was 1.65% for the third quarter of 1995 and 1.69% for the first nine months of 1995 compared with 1.47% for the third quarter of 1994 and 1.41% for the first nine months of 1994.
     Return on average common shareholders' equity was 13.69% for the third quarter of 1995 and 13.19% for the first nine months of 1995 compared to 11.75% for the same quarter of 1994 and 11.44% for the first nine months of 1994.

TRENDS AND FUTURE EVENTS
     As reported by the Company in its SEC Form 8-K filed September 7, 1995, the Company acquired the branch office of Crestar Bank at Gretna, Virginia on August 24, 1995. In addition to the branch facilities at Gretna, the Company acquired $2,150,000 in loans and assumed deposits of $36,295,000. Without regard to the purchased loans of the Gretna branch office, loans increased $3,227,000 during the third quarter of 1995. This was an increase of 2% during the quarter. During the first nine months of 1995 loans increased (without the purchased Gretna branch loans) $18,084,000 or 12%. During the third quarter of 1995 deposits (without regard to the assumed deposits of the Gretna branch office) increased by $12,340,000 or 6%. Without regard to the Gretna branch deposits, deposits of the Bank increased by $7,780,000 or 4% during the first nine months of 1995.
     The increase in loans during the nine months period is the result of a continued strong loan demand which Management views as an indication of a continuing strong local economy.
     As evidenced in the Consolidated Statements of Cash Flows on page 6, funds received by the Bank from the assumption of deposits in the Gretna transaction were used primarily to purchase investment securities. Investment securities increased $28,506,000 during the first nine months of 1995.
     During the month of May 1995, the reserves of the Bank Insurance Fund held by the Federal Deposit Insurance Corporation reached its legally mandated level. This allowed the FDIC to reduce the premiums charged to banks effective June 1, 1995. American National Bank and Trust Company continues to meet the highest safety classification set by the FDIC and its annual premium rate was reduced from $.23 per thousand of deposits to $.04 per thousand of deposits. The Bank received a $131,000 refund from the FDIC in September representing a reduction for the months of June through September. Based on deposits held at September 30, 1995 the decrease in FDIC premiums will approximate $494,000 per year in future periods or until such time the rate may be adjusted.

     On September 27, 1995 the Company filed an SEC Form 8-K announcing a proposed merger of American National Bank and Trust Company and Mutual Savings Bank, F.S.B. In accordance with the terms of the agreement, American National Bankshares Inc. will acquire Mutual pursuant to a merger of Mutual with and into American National Bank and Trust Company with American National Bank and Trust Company as the surviving entity resulting from the merger. Upon consummation of the merger, each share of the common stock of Mutual issued and outstanding will be converted into and exchanged for .705 of a share of the common stock of American National Bankshares Inc. Assuming regulatory and shareholder approval is completed, it is anticipated that the merger will take place in the first quarter of 1996. The addition of Mutual's assets of approximately $84,000,000 will increase the Company's total assets to approximately $385,000,000.

PENDING LITIGATION
     On July 28, 1995 Charles A. Womack, Jr., Register Acquisition Corp. and Andrew C. Boor, Trustee of an Employee Stock Ownership Plan to be Formed served American National Bank and Trust Company with a Bill of Complaint. The suit was filed in the Circuit Court of Pittsylvania County. The suit names as defendants the Bank in its capacity as Executor under the Will of E. Stuart James Grant, as Trustee of the E. Stuart James Grant Charitable Trust and the Bank in its own capacity. The suit seeks to compel the Bank to sell to plaintiffs the stock of the Register Publishing Company, the primary asset of the Grant Estate. In the alternative, plaintiffs seek damages of $10,000,000. Management believes the complaint is without merit and intends to defend vigorously the allegations in this Bill of Complaint. A motion has been filed by the Bank to dismiss the suit and a hearing was held before the court on October 10, 1995. A ruling is expected at any time on this motion. This suit was filed after a federal district court for the Western District of Virginia dismissed on July 14, 1995 (and reaffirmed its dismissal on November 1, 1995), a suit seeking to compel the sale of the Register Publishing Company to Trustees of the Register Publishing Company Employee Stock Ownership Plan. The Bank was named as a defendant in its capacity as Executor and Trustee. In the opinion of management, the outcome of the above legal proceeding will not have a material adverse affect on the financial position of the Bank.

NET INTEREST INCOME
     Net interest income is the excess of interest income over interest expense. During the third quarter of 1995, net interest income increased by $316,000 or 12.6% over the same quarter a year ago. For the first nine months of 1995, net interest income increased $1,098,000 or 15.5% over the same period of 1994. The increase for both periods was attributable to an increase in the volume of both loans and investment securities. During the second and third calendar quarters of 1995, market interest rates have remained relatively steady showing only minor fluctuations.
     Taxable equivalent net yield on interest earning assets was 4.45% in the third quarter of 1995, compared to 4.37% for the third quarter of 1994, and 4.57% for the first nine months of 1995 compared to 4.13% for the first nine months of 1994.
     During the next twelve months repricing opportunities in liabilities will exceed repricing opportunities in assets by approximately $35,000,000 or 11% of assets. This makes the Corporation slightly liability sensitive. At June 30, 1995 the Corporation was asset sensitive by 1% of assets. This change during the third quarter is the result of assuming $36,295,000 in deposits and acquiring only $2,150,000 in loans from the acquisition of the branch office of Crestar Bank in Gretna, Virginia on August 24, 1995. The funds received from Crestar were primarily used to purchase securities with yields greater than one year. Any increase in market interest rates during the next twelve months may tend to decrease the Corporation's taxable equivalent net yield on interest earning assets. It should be recognized however, that the Corporation's interest-sensitive position changes quickly as a result of management decisions and market conditions. In any event this interest-sensitive position is not expected to have a substantial effect upon the earnings of the Corporation during the next twelve months.

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as trouble debt restructurings and foreclosed properties. There were no foreclosed properties held during the reporting period. Nonperforming assets were $83,000 at September 30, 1995 and $171,000 at December 31, 1994, a decrease of $88,000 during the first nine months of 1995.
     For the nine months ended September 30, 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1995, if all such loans had been accruing interest at the original contractual rate, was $10,000. No interest payments were recorded during the nine months period of 1995 as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .05% at September 30, 1995 and .11% at December 31, 1994. Loans past due 90 days or more and still accruing interest totaled $159,000 at September 30, 1995 and $113,000 at December 31, 1994. This was an increase of $46,000 during the first nine months of 1995.

     Management does not anticipate any significant increase in nonperforming assets in the foreseeable future.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses for the third quarter of 1995 was $160,000 compared to $90,000 for the same quarter of 1994. The provision for loan losses was $374,000 for the nine months period ended September 30, 1995 and $189,000 for the same period of 1994. The increase in the provision for loan losses for both periods was primarily the result of increases in loans.
     The reserve for loan losses was $2,600,000 at September 30, 1995 and $2,353,000 at December 31, 1994. As a percentage of total loans (less unearned income), the reserve for loan losses was 1.50% at September 30, 1995 and 1.53% at December 31, 1994.
     In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the third quarter of 1995 was $525,000, an increase of 24% from the $422,000 reported in the
third quarter of 1994.    The increase in non-interest income
during the quarter was primarily attributable to a 28% increase in trust department income as a result of new business booked and increased activity of existing accounts and a 28% increase in service charges on deposit accounts from increased activity and an increased volume of deposits from the acquisition of the Gretna branch office. It also included a 31% decrease in fees and insurance premiums primarily due to a decline in loans subject to such fees and premiums and a 10% increase in other non-interest income.
     For the first nine months of 1995 non-interest income was $1,492,000, an increase of 12% from the $1,328,000 reported for the same period of 1994. This included an increase of 10% in trust department income resulting from new business booked and increased activity of existing accounts and an increase of 33% in service charges on deposit accounts resulting from both increased deposit account activity and new accounts. Fees and insurance premiums for the nine months period decreased 18% due to a reduced volume of loans subject to fees. Other non-interest income increased $16,000 or 20%.

NON-INTEREST EXPENSE
     Non-interest expense for the third quarter of 1995 was $1,547,000, up 3% from the $1,496,000 reported in the third quarter of 1994. The increase in non-interest expense for the quarterly period over 1994 included an 11% increase in salaries, due in part to the additional employees of the Gretna branch office, a 12% increase in pension and other employee benefits, also due in part from the additional employees of the Gretna branch office, a 5% decrease in occupancy and equipment expense. Also included was a 113% decrease in FDIC premiums resulting from a refund in the amount of $131,000 from the FDIC which represents a decrease in

FDIC premiums from June 1, 1995 through September 30, 1995. Also included was a 45% increase in postage and printing due to increased postage rates and additional printing related to the acquisition of the Gretna branch office and a 30% increase in other expense primarily related to the acquisition of the Gretna branch office and the use of consultants for training.
     For the first nine months of 1995 non-interest expense was $4,696,000, up 5% from the $4,453,000 reported for the same period of 1994. The increase in non-interest expense for the first nine months period of 1995 over the same period of 1994 included a 9% increase in salaries, due in part to additional personnel at the Gretna branch office, a 10% increase in pension and other employee benefits due in part to the additional personnel at the Gretna branch office, a 5% decrease in occupancy and equipment expense, a 38% decrease in FDIC premiums as mentioned above, a 2% decrease in postage and printing and a 24% increase in other expense due primarily to expenses related to the acquisition of the Gretna branch office and consultant fees for personnel training.

INCOME TAX PROVISION
     The income tax provision for the third quarter of 1995 was $513,000, an increase of $73,000 from the $440,000 reported for the same period a year earlier. The income tax provision for the nine months period in 1995 was $1,431,000, an increase of $237,000 from the $1,194,000 reported for the same period of 1994. The Corporation's overall effective tax rates were 31.1% and 31.7% for the nine months periods ended September 30, 1995 and 1994, respectively. Changes in the income tax provision were primarily attributable to the corresponding changes in taxable income.

CAPITAL MANAGEMENT
     Federal regulatory agencies have adopted risk-based capital ratio guidelines requiring percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Total capital is defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholders' equity, while Tier II includes reserves for loan losses. The guidelines require that total capital (Tier I and Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.
     At September 30, 1995 the Corporation had a ratio of 18.9% for Tier I and a combined total ratio for Tier I and Tier II capital of 20.2%. At December 31, 1994 these ratios were 21.0% for Tier I and 22.3% for the combined total of Tier I and Tier II.
     The Corporation's leverage ratios (shareholder's equity divided by assets at the close of the reporting period) were 11.1% and 12.1% at September 30, 1995 and December 31, 1994, respectively.
     Cash dividends are normally declared during the second and fourth calendar quarters and consequently no dividend was declared during the third quarter ending September 30, 1995.

LIQUIDITY
     The Corporation had a liquidity position with a ratio of 33% of net liquid assets to net liabilities at September 30, 1995. At December 31, 1994, this ratio was 34%.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

  4.  Results of votes of security holders
         None

  5.  Other information
         None

  6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Financial Data Schedule EX-27

         (b) Reports on Form 8-K - There were two reports on Form 8-K filed for the three months ended September 30, 1995. The reports were filed September 7, 1995 and September 27, 1995.

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMERICAN NATIONAL BANKSHARES INC.





                                         Charles H. Majors
                                         President and Chief
Date - November 9, 1995                  Executive Officer




                                         David Hyler
                                         Senior Vice-President and
                                         Secretary-Treasurer
Date - November 9, 1995                  (Chief Financial Officer)