Form 10-K
period 1995-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 1996-04-01
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission file number 0-12820

                        AMERICAN NATIONAL BANKSHARES INC.
             (Exact name of registrant as specified in its charter)

                     VIRGINIA                                   54-1284688
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                   628 Main Street
                 Danville, Virginia                                  24541
       (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code:  804-792-5111


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               Title of each class

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class

                         Common Stock ($1.00 Par Value)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes   X   No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at March 25, 1996
        Common Stock ($1.00 Par Value)              3,279,798 Shares

     State the aggregate market value of the voting stock held by non-affiliates of the registrant

     Aggregate market value of voting        Based upon the price of the most
        stock held by non-affiliates       recent sale known to management as of
                $78,085,647                          March 25, 1996
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Annual Report to Shareholders for year ended December 31, 1995 is incorporated herein by reference in response to Items 6, 7, 8, 13 and 14.

(2) Notice of Annual Meeting of Shareholders and Proxy Statement dated March 29, 1996 is incorporated herein by reference in response to Items 1, 10, 12 and 13.

PART I
ITEM 1 - BUSINESS
     American National Bankshares Inc. (the Corporation) is a one-bank holding company which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the Bank), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At March 25, 1996 the Corporation employed 146 persons.

American National Bank and Trust Company
     The Bank has been operating as a commercial bank in Danville, Virginia since its organization in 1909. On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. (Mutual) and Mutual was merged with and into American National Bank and Trust Company. In this transaction the Corporation exchanged 879,798 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares.

     The operations of the Bank are conducted at eight offices located throughout Danville, one office in Gretna, Virginia and one office at Collinsville, Virginia. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans, trust services and automated teller machines.

Competition
     The Bank's primary service area is generally defined as the City of Danville, Pittsylvania County and a portion of Henry County. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions such as a savings bank, money market and mutual funds, and mortgage and finance companies. As of March 25, 1996, there were approximately 16 banks operating in this service area. American National Bank and Trust Company is the largest bank operating solely in this service area. No new banks or savings and loan associations have been chartered in the Danville area in the past five years.

Supervision and Regulation
     The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the Act) and is registered as such with the Board of Governors of the Federal Reserve System (the Federal Reserve Board). As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Corporation.

     The operations of the Bank are subject to federal statutes and to regulations of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, which insures the Bank's deposits.

     The primary supervisory authority over the Bank is the Comptroller of the Currency, which regularly examines such areas as reserves, loans, investments, management practices and other aspects of the Bank's operations. These examinations are designed primarily for the protection of the Bank's depositors. In addition to these regular examinations, the Bank must furnish the Comptroller periodic reports containing a full and accurate statement of its affairs.

     As a national bank, the Bank is a member of the Federal Reserve System and is affected by general fiscal and monetary policies of the Federal Reserve Board. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.

Government Monetary Policies and Economic Controls
     The policies of the Federal Reserve Board have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon. While current economic conditions, the policies of the Federal Reserve Board (and other regulatory authorities) designed to deal with these conditions and the impact of such conditions and policies upon the future business and earnings of the Bank cannot accurately be predicted, they can materially affect the revenues and income of commercial banks.

Foreign Operations
     The Corporation does not engage in any foreign operations.

Executive Officers
     For information concerning the Executive Officers of the Corporation see EXECUTIVE OFFICERS, pages 8 through 11, of the Notice of Annual Meeting and Proxy Statement.

ITEM 2 - PROPERTIES
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 25, 1996 the Bank maintained seven full service branches located within the City of Danville at 1013 South Main Street, 1081 Riverside Drive, 239 Nor-Dan Drive, 1407 South Boston Road, 2016 West Main Street, 600 West Main Street and 103 Tower Drive. A full service branch is located at 109 Main Street, Gretna, Virginia and another full service branch is located at 625 Virginia Avenue, Collinsville, Virginia. The Bank owns and operates six Automated Teller Machines (ATMs). Four ATMs are located on branch office properties. One ATM is located at Piedmont Mall, Piedmont Drive in Danville and one ATM is located at the Express Mart, Inc., U. S. Route 29, Tightsqueeze, Virginia. All property is owned by the Bank with the exception of 2016 West Main Street, Danville, the ATM location at Piedmont Mall and the ATM location at the Express Mart, Inc. Both the land and building at 2016 West Main Street are leased and the space occupied at Piedmont Mall and the space occupied at the Express Mart, Inc. are leased. The Bank also owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office. The Bank recently purchased approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking
operations.   There are no mortgages or liens against any property of the Bank or the Corporation.

ITEM 3 - LEGAL PROCEEDINGS
     There are no legal actions or proceedings pending to which the Corporation is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
     The Corporation's common stock is not traded on any stock exchange but is listed on the OTC (Over The Counter) Bulletin Board. At March 25, 1996 the Corporation had 1,652 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and semi-annual dividends declared for the past two years. Market value and dividends are shown per share and are based on 2,400,000 shares outstanding for 1994 and 1995.

                       First          Second         Third          Fourth
Market Value          Quarter         Quarter        Quarter        Quarter
1995 Common Stock $26.00 - 30.50  $27.00 - 30.50  $27.00 - 30.50 $28.00 - 31.00

1994 Common Stock $29.00 - 29.50  $29.00 - 30.50  $30.50 - 30.50 $30.50 - 30.50


Per Share              First        Second         Third       Fourth
Dividends Declared   Quarter       Quarter       Quarter      Quarter    Total
1995 Common Stock    $   -         $  .27        $  -         $  .29     $ .56

1994 Common Stock    $   -         $  .25        $  -         $  .50     $ .75

ITEM 6 - SELECTED FINANCIAL DATA
     The information contained on page 4 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information set forth under the above caption on pages 6 through 19 of the 1995 Annual Report is herein incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following consolidated financial statements of the registrant and Report of Independent Public Accountants set forth on pages 20 through 30 of the 1995 Annual Report are incorporated herein by reference:

     Report of Independent Public Accountants
     Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993
     Consolidated Balance Sheets - As of December 31, 1995 and 1994
     Consolidated Statements of Changes in Shareholders' Investment - Years
       ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable.

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     For information with respect to the Directors and Executive Officers of the Registrant see pages 6 through 11 of the attached Notice of Annual Meeting and Proxy Statement, which is herein incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     (a) The information set forth under the caption INFORMATION AS TO VOTING SECURITIES on page 4 of the Notice of Annual Meeting and Proxy Statement is herein incorporated by reference.
     (b) Security ownership by management as outlined on pages 6 and 7 of the notice of Annual Meeting and Proxy Statement under the captions NOMINEES and DIRECTORS CONTINUING IN OFFICE is herein incorporated by reference.
     (c) There are no arrangements known to the registrant, the operation of which may at a subsequent date result in control of the registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information set forth under the caption INDEBTEDNESS OF AND TRANSACTIONS WITH MANAGEMENT on page 11 of the attached Notice of Annual Meeting and Proxy Statement and the information set forth under the caption RELATED PARTY TRANSACTIONS on page 29 of the 1995 Annual Report is herein incorporated by reference.

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)  List of Documents filed as part of this Report:
     (1)  Financial Statements

          All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     (2)  Financial Statement Schedules

          All schedules are omitted since the required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto of the attached 1994 Annual Report.

     (3)  Exhibits

          An Exhibit Index is set forth on page 6 of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1996                        AMERICAN NATIONAL BANKSHARES INC.



                                 By:  /s/ David Hyler
                                      Senior Vice President, Secretary &
                                        Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1996.



              /s/ Charles H. Majors                       President and
                                                          Chief Executive
                                                          Officer


              /s/ Richard G. Barkhouser                   Director



              /s/ B. Carrington Bidgood                   Director



              /s/ Fred A. Blair                           Director



              /s/ H. Dan Davis                            Director



              /s/ E. Budge Kent, Jr.                      Director



              /s/ Fred B. Leggett, Jr.                    Director



              /s/ Landon R. Wyatt, Jr.                    Director


              /s/ David Hyler                             Senior Vice President
                                                          Secretary & Treasurer

                                 EXHIBIT INDEX


                                                         Page Number or
                                                         Incorporation
Exhibit                                                  by Reference to

1    Articles of Incorporation and By-Laws             Exhibit III on Form S-14
                                                       Registration Statement
                                                       filed April 4, 1985

2    Notice of Annual Meeting and Proxy Statement            EX-28

3    1995 Annual Report to Shareholders                      EX-13

4    Financial Data Schedule                                 EX-27

4 a. Agreement between American National Bank and      Exhibit 4a. on Form 10-K
     Trust Company and James A. Motley dated           filed March 28, 1994
     August 26, 1982, as amended August 11, 1987

  b. Agreement between American National Bank and      Exhibit 4b. on Form 10-K
     Trust Company and Charles H. Majors dated         filed March 28, 1994
     February 22, 1993

  c. Agreement between American National Bank and      Exhibit 4c. on Form 10-K
     Trust Company and E. Budge Kent, Jr. dated        filed March 28, 1994
     August 31, 1982, as amended August 11, 1987

  d. Agreement between American National Bank and      Exhibit 4d. on Form 10-K
     Trust Company and David Hyler dated               filed March 28, 1994
     August 31, 1982, as amended August 11, 1987

  e. Agreement between American National Bank and      Exhibit 4e. on Form 10-K
     Trust Company and Gilmer D. Jefferson dated       filed March 28, 1994
     August 25, 1982, as amended August 11, 1987

  f. Agreement between American National Bank and      Exhibit 4f. on Form 10-K
     Trust Company and Carl T. Yeatts dated            filed March 28, 1994
     August 26, 1982, as amended August 11, 1987

5.   Agreement and Plan of Reorganization, dated as    Exhibit 2.1 on Form 8-K
     of September 26, 1995, by and between American    filed September 27, 1995
     National Bankshares Inc. and Mutual Savings
     Bank, F.S.B.

6.   Plan of Merger, dated as of September 26, 1995,   Exhibit 2.2 on Form 8-K
     by and between American National Bank and         filed September 27, 1995
     Trust Company and Mutual Savings Bank, F.S.B.

7.   Text of joint press release, dated September      Exhibit 99.1 on Form 8-K
     26, 1995, issued by American National             filed September 27, 1995
     Bankshares Inc. and Mutual Savings Bank, F.S.B.