Form 10-Q
period 1996-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1996-05-15
CIK 741516

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549


                          FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended    March 31, 1996

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

The number of shares outstanding of the issuer's common stock as of May 9, 1996 was 3,279,798.





                                    AMERICAN NATIONAL BANKSHARES INC.


                                                 INDEX




                                                                                    Page No.

         Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of March 31, 1996
                      and December 31, 1995.........................................   3

                    Consolidated Condensed Statements of Income for the three months
                      ended March 31, 1996 and 1995.................................   4

                    Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1996 and 1995.................................   5

                    Notes to Consolidated Condensed Financial Statements............ 6-7

           Item 2.  Management's Discussion and Analysis of the Financial Condition
                      and Results of Operations.....................................8-10


         Part II.   Other Information...............................................  11


         SIGNATURES ................................................................  11

         EXHIBITS.  Financial Data Schedule.........................................  12



                            AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                            (In Thousands)
                                              (Unaudited)
                                                                    March 31   December 31
                                               ASSETS                  1996        1995
                                                                    --------    ----------
              CASH AND DUE FROM BANKS...............................$ 11,039    $ 10,394
              FEDERAL FUNDS SOLD....................................   6,300       1,100
              INTEREST-BEARING DEPOSITS IN OTHER BANKS..............   2,485       1,295
              INVESTMENT SECURITIES:
                 Securities available for sale (at market value)....  69,279      49,307
                 Securities held to maturity (market value of
                   $71,090 at March 31, 1996 and $99,195
                   at December 31, 1995)............................  70,888      98,102
                                                                    --------    --------
                       Total investment securities.................. 140,167     147,409
                                                                    --------    --------
              LOANS................................................. 221,967     216,355
                       Less:  Unearned income.......................    -721        -914
                              Reserve for loan losses.........        -2,800      -2,757
                                                                    --------    --------
                       Net loans.................................... 218,446     212,684
                                                                    --------    --------
              OTHER ASSETS..........................................  15,546      15,597
                                                                    --------    --------
                       Total assets.................................$393,983    $388,479
                                                                    ========    ========

                                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
              LIABILITIES:
                 Demand deposits--non-interest bearing..............$ 34,434    $ 32,578
                 Demand deposits--interest bearing..................  42,862      41,602
                 Money market deposits..............................  21,330      22,409
                 Savings deposits...................................  65,604      66,084
                 Time deposits...................................... 167,894     164,670
                                                                    --------    --------
                       Total deposits............................... 332,124     327,343
                 Repurchase agreements..............................  10,141       9,572
                 Accrued interest payable and other liabilities.....   3,056       2,651
                                                                    --------    --------
                       Total liabilities............................ 345,321     339,566
                                                                    --------    --------
              SHAREHOLDERS' INVESTMENT:
                 Common stock, $1 par, 10,000,000 shares authorized,
                   3,279,798 shares outstanding at March 31, 1996
                   3,213,641 shares outstanding at December 31, 1995   3,280       3,214
                 Capital in excess of par value.....................  10,635       9,967
                 Retained earnings..................................  34,595      35,104
                 Net unrealized appreciation........................     152         628
                                                                    --------    --------
                       Total shareholders' investment...............  48,662      48,913
                                                                    --------    --------
                       Total liabilities and
                         shareholders' investment...................$393,983    $388,479
                                                                    ========    ========



                 The accompanying notes are an integral part of these balance sheets.


                                                    3

                            AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (In Thousands)
                                               (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                         ------------------
	                                                                   1996        1995
          INTEREST INCOME:                                                 ----        ----
             Interest and fees on loans..................................$4,957      $4,225
             Interest on federal funds sold and other....................    68          15
             Income on investment securities:
               U. S. Government.......................................... 1,365         806
               Federal Agencies..........................................   438         612
               State and municipal (tax exempt)..........................   227         180
               Other.....................................................    97          85
                                                                         ------      ------
                   Total interest income................................. 7,152       5,923
                                                                         ------      ------
          INTEREST EXPENSE:
             Interest on deposits:
               Demand....................................................   271         265
               Money Market..............................................   198         186
               Savings...................................................   494         594
               Time...................................................... 2,386       1,326
             Interest on federal funds purchased and
               repurchase agreements.....................................   127          78
                                                                         ------      ------
                   Total interest expense................................ 3,476       2,449
                                                                         ------      ------
          NET INTEREST INCOME............................................ 3,676       3,474
          PROVISION FOR LOAN LOSSES .....................................   131          93
                                                                         ------      ------
          NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES............................................. 3,545       3,381
                                                                         ------      ------
          NON-INTEREST INCOME:
             Trust revenue...............................................   445         346
             Service charges on deposit accounts.........................   110         104
             Fees and insurance premiums.................................    26          31
             Other.......................................................    62          46
                                                                         ------      ------
                   Total non-interest income..............................  643         527
                                                                         ------      ------
          NON-INTEREST EXPENSE:
             Salaries ...................................................   985         947
             Pension and other employee benefits.........................   204         204
             Occupancy and equipment expense.............................   303         238
             FDIC insurance expense......................................    39         160
             Postage and printing........................................   115          79
             Merger related expense...................................... 1,168          --
             Other.......................................................   499         437
                                                                         ------      ------
                   Total non-interest expense............................ 3,313       2,065
                                                                         ------      ------
          INCOME BEFORE INCOME TAX PROVISION.............................   875       1,843
          INCOME TAX PROVISION........................................... 1,011         584
                                                                         ------      ------
          NET (LOSS) INCOME..............................................$ -136      $1,259
                                                                         ======      ======
          NET (LOSS) INCOME PER COMMON SHARE, based on weighted average shares outstanding at March 31, 1996 and March 31, 1995, of
             3,228,480 and 3,255,786 respectively........................ $(.04)      $ .39

                   The accompanying notes are an integral part of these statements.
                                                  4




                          AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                           (Unaudited)
                                                                                        Three Months Ended
                                                                                             March 31
                                                                                          1996    1995
Cash Flows from Operating Activities:
  Net income........................................................................     -$136   1,259
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.....................................................       131      93
      Depreciation..................................................................       116     110
      Amortization of intangibles...................................................        73     --
      Amortization of premiums and (discounts)
        on investment securities....................................................        28      16
      (Gain) loss on sale of securities.............................................       338      10
      Deferred income taxes provision...............................................       612     185
      Reconciliation of fiscal year of merged company to calendar year..............      -379     --
      (Increase) decrease in interest receivable....................................       -34     240
      (Increase) decrease in other assets...........................................       553    -306
      Increase in interest payable..................................................       502      20
      Increase (decrease) in other liabilities......................................      -367     730
                                                                                      -------- --------
      Net cash provided by operating activities.....................................     1,437   2,357
                                                                                      ======== ========
Cash Flows from Investing Activities:
    Proceeds from sales and maturities of securities available for sale.............     2,564     --
    Proceeds from sales and maturities of securities held to maturity...............    29,278   6,019
    Purchases of securities available for sale......................................   -11,986     --
    Purchases of securities held to maturity........................................   -12,760     --
    Purchases of other stock........................................................      -182     -18
    Net increase in loans...........................................................    -5,246  -8,299
    Purchases of property and equipment.............................................      -165     -52
                                                                                      -------- --------
      Net cash provided by (used in) investing activities...........................     1,503  -2,350
                                                                                      -------- --------
Cash Flows from Financing Activities:
    Net increase (decrease) in demand, money market,
      and savings deposits..........................................................     1,554 -11,263
    Net increase in certificates of deposit.........................................     2,007   3,894
    Net increase in federal funds purchased
        and repurchase agreements...................................................       569   1,107
    Cash dividends paid.............................................................      -492    -115
    Cash paid in lieu of fractional shares..........................................        -3     --
    Proceeds from exercise of stock options.........................................       460     --
                                                                                      -------- --------
    Net cash provided by (used in) financing activities.............................     4,095  -6,377
                                                                                      -------- --------
    Net Increase (Decrease) in Cash and Cash Equivalents............................     7,035  -6,370

    Cash and Cash Equivalents at Beginning of Period................................    12,789  17,036
                                                                                      -------- --------
    Cash and Cash Equivalents at End of Period......................................   $19,824 $10,666
                                                                                      ======== ========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.........................................................    11,039   9,870
    Federal funds sold..............................................................     6,300     --
    Interest-bearing deposits in other banks........................................     2,485     796
                                                                                      -------- --------
                                                                                       $19,824 $10,666
                                                                                      ======== ========
Supplemental Disclosure of Cash Flow Information:
    Interest paid...................................................................     3,067   2,429
    Income taxes paid...............................................................       101     -18



          AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 1996, the results of its operations and its cash flows for the three months then ended. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1995.


2.  Investment Securities

      Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at March 31, 1996 and December 31, 1995.


3.  Commitments and Contingencies

      The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of March 31, 1996 and December 31, 1995, there were no borrowings outstanding under this availability.
      Commitments to extend credit, which amount to $47,445,000 at March 31, 1996 and $35,416,000 at December 31, 1995, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
      Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 1996 and December 31, 1995 the Bank had $614,000 and $632,000 in outstanding standby letters of credit.

4.  New Accounting Pronouncements

      During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. The Bank adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.
      During 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", and SFAS No. 123, "Accounting for Stock Based Compensation". The Bank adopted the provisions of these statements on January 1, 1996. The adoption of these statements did not have a material impact on the Bank's consolidated financial position or consolidated results of operations.

5.  Merger and Acquisitions

      On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. (Mutual) upon the approval of the shareholders of each company. The Corporation exchanged 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares.
      The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition prior periods have been restated to give effect to the merger.
      In March 1996 the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.
      In August 1995, the Corporation acquired the branch office of Crestar Bank in Gretna, Virginia. In addition to the branch facilities at Gretna, the Corporation acquired $2,150,000 in loans and assumed deposits of $36,295,000. This transaction was accounted for as a purchase.

          AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
      On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into American National Bankshares Inc.
(ANB). For comparative reporting purposes the financial results for the first three months ended March 31, 1996 include income and expenses of both Mutual and ANB during this period and are compared to the combined financial results of Mutual's first quarter ended December 31, 1994 and ANB's first quarter ended March 31, 1995.
      The Corporation's net income, excluding the effect of cost associated with the merger and all related income tax, for the first quarter of 1996 was $1,390,000, an increase of $131,000 or 10% over the combined $1,259,000 earned by ANB and Mutual in the first quarter of 1995. The results of the first quarter of 1996 show a net loss of $136,000 after deducting the total cost associated with the merger, including all income tax effects, of $1,526,000.
      The components of the one-time cost associated with the merger include a federal income tax recapture on untaxed loan loss reserves of Mutual and consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. These were securities held by Mutual and were not compatible with ANB's investment program.
      Net loss per common share was $.04 for the first quarter of 1996 and net income per common share was $.39 for the same period of 1995.
      On an annualized basis, return on average total assets, before merger related expense, was 1.74% for the first quarter of 1996 and 1.52% for the same period of 1995. Return on average common shareholders' equity before merger related expense was 14.59% for the first quarter of 1996 and 11.02% for the first quarter of 1995.

TRENDS AND FUTURE EVENTS
      During the first quarter of 1996, the volume of net loans increased by $5,762,000 or 3%. This increase is the result of a strong loan demand and tends to confirm the continuance of a healthy local economy. The increase in loans was funded from the proceeds of maturing investment securities and cash. Total investment securities decreased during the first quarter of 1996 by $7,242,000 or 5%.
      Total deposits increased $4,781,000 or 1% during the first quarter of 1996 and repurchase agreements increased $569,000 or 6% during the same period. Management views the increase in deposits and repurchase agreements as a positive trend since historically the deposit growth is relatively flat in the first half of each year and tends to accelerate in the second half of the year.
      During the first quarter of 1996, the Corporation changed its policy from paying dividends semi-annually to a quarterly schedule. On February 20, 1996, the Board of Directors declared the Corporation's first quarterly dividend of $.15 per share on 3,279,798 shares of common stock outstanding to shareholders of record March 15, 1996, payable March 29, 1996.


NET INTEREST INCOME
      Net interest income is the excess of interest income over interest expense. During the first quarter of 1996, net interest income increased $202,000 or 6% over the same period of 1995.
      During the first quarter of 1996, interest market rates have declined slightly. During the next twelve months repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $43,632,000, (approximately 11% of total assets), which makes the Corporation liability sensitive. Any further declines in market interest rates within the next twelve months may tend to increase the Corporation's net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY
      Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period. Nonperforming assets were $321,000 at March 31, 1996 and $306,000 at December 31, 1995, an increase of $15,000 during the current quarter.
      During the first quarter of 1996 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1996, if all such loans had been accruing interest at the original contractual rate, was $35,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .1% at both March 31, 1996 and December 31, 1995.
     Loans accruing interest and past due 90 days or more totaled $214,000 at March 31, 1996 and $161,000 at December 31, 1995. This
increase of $53,000 is not considered significant in view of the size of the Corporation's loan portfolio.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $131,000 for the first quarter of 1996 and $93,000 for the first quarter of 1995. The reserve for loan losses totaled $2,800,000 at March 31, 1996 an increase of 2% over the $2,757,000 recorded at December 31, 1995. The ratio of reserves to loans, less unearned discount, was 1.27% at March 31, 1996 and 1.28% at December 31, 1995. The ratios for both periods are lower than the ratios provided by the Corporation in past years. As a result of the merger with Mutual Savings Bank, the mix of loans in the Corporation's portfolio has been heavily shifted to mortgage loans due to Mutual's high concentration of mortgages. The mortgage loan portfolio is well secured and requires a lower allocation of the Corporation's loan loss reserve than does the remainder of the loan portfolio. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
      Non-interest income for the first quarter of 1996 was $643,000, an increase of 22% from the $527,000 reported in the first quarter of 1995. The components of the increase in the first quarter of 1996 included a 29% increase in trust revenue due to new business booked, a 6% increase in service charges on deposit accounts due to increased deposits, a 16% decrease in fees and insurance commissions due to a reduction of the type loans associated with insurance commissions, and a 35% increase in other income primarily from increased dividends received from Federal Home Bank stock.

NON-INTEREST EXPENSE
      Non-interest expense for the first quarter of 1996 was $3,313,000, a 60% increase over the $2,065,000 reported for the same period last year. Salaries increased 4% from the same period last year. Pension and other employee benefits remained the same as the first quarter of 1995. Occupancy and equipment expense increased 1%, FDIC insurance expense decreased 76% due to a reduction in premiums by the FDIC and postage and printing expense increased 46% as a result of increases in deposit accounts, loans and advertising by mail. Merger related expenses in 1996 totaled $1,168,000 and consisted of consulting, legal, accounting, conversion and regulatory fees and expense and a loss on the sale of securities acquired from Mutual in the merger that were not compatible with the Corporation's investment program. Other non-interest expense increased 14% primarily due to fees paid to consultants for strategic planning and management services.

INCOME TAX PROVISION
      The income tax provision for the first quarter of 1996 was $1,011,000, an increase of $427,000 from the $584,000 reported a year earlier. This increase resulted primarily from the Corporation recording a one-time Federal tax liability associated with Mutual's prior untaxed loan loss reserves. The Bank has not experienced any significant change in the effective tax rate on the operating income before merger related expense.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes stockholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 1995 the Corporation had a ratio of 20.0% for Tier I and a ratio of 21.2% for total capital. At December 31, 1994 these ratios were 20.1% and 21.3%, respectively.
     A cash dividend of $.15 per share was paid on 3,279,798 shares of common stock outstanding on March 29, 1996 to shareholders of record March 15, 1996. This dividend totaled $492,000.

LIQUIDITY
     The Corporation's net liquid assets to net liabilities ratio was 34% at March 31, 1996. At the close of the first quarter of 1995, this ratio was 29%. Both of these ratios are considered to be adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

           (b) Reports on Form 8-K - One Form 8-K was filed March 29,
                 1996


                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            AMERICAN NATIONAL BANKSHARES INC.



                            /s/ Charles H. Majors
                            ---------------------------------
                            Charles H. Majors
                            President and Chief
Date - May 14, 1996         Executive Officer



                            /s/ David Hyler
                            ---------------------------------
                            David Hyler
                            Senior Vice-President and
                            Secretary-Treasurer
Date - May 14, 1996         (Chief Financial Officer)