Form 10-Q
period 1996-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 1996-08-14
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.

             SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549


                          FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended     June 30, 1996

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

The number of shares outstanding of the issuer's common stock as of August 12, 1996 was 3,279,798.



                                    AMERICAN NATIONAL BANKSHARES INC.


                                                 INDEX

         Part I.    Financial Information

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets as of June 30, 1996
                      and December 31, 1995.........................................   3

                    Condensed Consolidated Statements of Income for the three months
                      ended June 30, 1996 and 1995..................................   4

                    Condensed Consolidated Statements of Income for the six months
                      ended June 30, 1996 and 1995..................................   5

                    Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1995..................................   6

                    Notes to Condensed Consolidated Financial Statements............ 7-8

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











                                                    2


                                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (In Thousands)
                                                              June 30     December 31
                                                                1996          1995
                                                             (Unaudited)   (See note)

     ASSETS
     CASH AND DUE FROM BANKS................................$    9,570    $   10,394
     FEDERAL FUNDS SOLD.....................................     5,000         1,100
     INTEREST-BEARING DEPOSITS IN BANKS.....................     3,261         1,295
     INVESTMENT SECURITIES:
       Securities available for sale (at market value)......    78,762        49,307
       Securities held to maturity (market value of $66,093
         at June 30, 1996 and $99,195 at December 31, 1995).    66,389        98,102
                                                             ----------    ----------
                            Total investment securities.....   145,151       147,409
                                                             ----------    ----------
     LOANS..................................................   222,832       216,355
                            Less:  Unearned income..........      -727          -914
                                       Reserve for loan loss    -2,882        -2,757
                                                             ----------    ----------
                            Net loans.......................   219,223       212,684
                                                             ----------    ----------
     OTHER ASSETS...........................................    16,435        15,597
                                                             ----------    ----------
                            Total assets....................$  398,640    $  388,479
                                                             ==========    ==========


                                       LIABILITIES AND SHAREHOLDERS' INVESTMENT
     LIABILITIES:
        Demand deposits - non-interest bearing..............$   36,339    $   32,578
        Demand deposits - interest bearing..................    40,299        41,602
        Money market deposits...............................    19,585        22,409
        Savings deposits....................................    65,448        66,084
        Time deposits.......................................   169,466       164,670
                                                             ----------    ----------
                            Total deposits..................   331,137       327,343
        Repurchase agreements...............................    16,312         9,572
        Accrued interest payable and other liabilities......     2,320         2,651
                                                             ----------    ----------
                            Total liabilities...............   349,769       339,566
                                                             ----------    ----------
     SHAREHOLDERS' INVESTMENT:
        Common stock, $1 par, 10,000,000 shares authorized,
           3,279,798 shares outstanding at June 30, 1996 and
           shares outstanding at December 31, 1995..........     3,280         3,214
        Capital in excess of par value......................    10,632         9,967
        Retained earnings...................................    35,563        35,104
        Net unrealized (depreciation) appreciation..........      -604           628
                                                             ----------    ----------
                            Total shareholders' investment..    48,871        48,913
                            Total liabilities and            ----------    ----------
                              shareholders' investment......$  398,640    $  388,479
                                                             ==========    ==========


                    The accompanying notes are an integral part of these balance sheets.

     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date .
                                                       3


                               AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share data)
                                                               (Unaudited)
                                                                      Three Months Ended
                                                                            June 30
                                                                      1996         1995
          INTEREST INCOME:
             Interest and fees on loans............................$  4,917     $  4,527
             Interest on federal funds sold and other..............     131           14
             Income on investment securities:
               U. S. Government....................................   1,599          748
               Federal Agencies....................................     194          590
               State and municipal (tax exempt)....................     220          174
               Other...............................................      88           85
                                                                    --------     --------
                               Total interest income...............   7,149        6,138
                                                                    --------     --------
          INTEREST EXPENSE:
             Interest on deposits:
               Demand..............................................     341          256
               Money Market........................................     127          155
               Savings.............................................     492          539
               Time................................................   2,380        1,592
             Interest on repurchase agreements.....................     140           92
                                                                    --------     --------
                               Total interest expense..............   3,480        2,634
                                                                    --------     --------
          NET INTEREST INCOME......................................   3,669        3,504
          PROVISION FOR LOAN LOSSES................................     122          121
          NET INTEREST INCOME AFTER PROVISION                       --------     --------
             FOR LOAN LOSSES.......................................   3,547        3,383
                                                                    --------     --------
          NON-INTEREST INCOME:
             Trust department......................................     567          346
             Service charges on deposit accounts...................     144          106
             Fees and insurance premiums...........................      29           27
             Other.................................................      54          108
                                                                    --------     --------
                               Total non-interest income...........     794          587
                                                                    --------     --------
          NON-INTEREST EXPENSE:
             Salaries .............................................     993          934
             Pension and other employee benefits...................     217          229
             Occupancy and equipment expense.......................     268          245
             FDIC insurance expense................................      40          159
             Postage and printing..................................      96           52
             Merger related expense................................      17         --
             Other.................................................     455          464
                                                                    --------     --------
                               Total non-interest expense..........   2,086        2,083
                                                                    --------     --------
          INCOME BEFORE INCOME TAX PROVISION.......................   2,255        1,887
          INCOME TAX PROVISION ....................................     697          584
                                                                    --------     --------
          NET INCOME...............................................$  1,558     $  1,303
                                                                    ========     ========
          NET INCOME PER SHARE, based on weighted average
             shares outstanding at June 30, 1996 and June 30, 1995
             of 3,279,798 and 3,213,640, respectively..............  $.48         $.41

          CASH DIVIDENDS PAID per share............................  $.18         $.24

                               The accompanying notes are an integral part of these statements.

                                                        4

                                          AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (In thousands, except per share data)
                                                         (Unaudited)
                                                                         Six Months Ended
                                                                              June 30
                                                                          1996         1995
            INTEREST INCOME:
               Interest and fees on loans............................$   9,874     $  8,752
               Interest on federal funds sold and other..............      199           29
               Income on investment securities:
                 U. S. Government....................................    2,964        1,554
                 Federal Agencies....................................      632        1,202
                 State and municipal (tax exempt)....................      447          354
                 Other...............................................      185          170
                                                                      ---------     --------
                                          Total interest income......   14,301       12,061
                                                                      ---------     --------
            INTEREST EXPENSE:
               Interest on deposits:
                 Demand..............................................      612          521
                 Money Market........................................      325          341
                 Savings.............................................      986        1,133
                 Time................................................    4,766        2,918
               Interest on repurchase agreements.....................      267          170
                                                                      ---------     --------
                                          Total interest expense.....    6,956        5,083
                                                                      ---------     --------
            NET INTEREST INCOME......................................    7,345        6,978
            PROVISION FOR LOAN LOSSES................................      253          214
            NET INTEREST INCOME AFTER PROVISION                       ---------     --------
               FOR LOAN LOSSES.......................................    7,092        6,764
                                                                      ---------     --------
            NON-INTEREST INCOME:
               Trust department......................................    1,012          692
               Service charges on deposit accounts...................      254          210
               Fees and insurance premiums...........................       55           58
               Other.................................................      116          154
                                                                      ---------     --------
                                          Total non-interest income..    1,437        1,114
                                                                      ---------     --------
            NON-INTEREST EXPENSE:
               Salaries .............................................    1,978        1,881
               Pension and other employee benefits...................      421          433
               Occupancy and equipment expense.......................      571          483
               FDIC insurance expense................................       79          319
               Postage and printing..................................      211          131
               Merger related expense................................    1,185           --
               Other.................................................      954          901
                                                                      ---------     --------
                                          Total non-interest expense.    5,399        4,148
                                                                      ---------     --------
            INCOME BEFORE INCOME TAX PROVISION.......................    3,130        3,730
            INCOME TAX PROVISION ....................................    1,708        1,168
                                                                      ---------     --------
            NET INCOME...............................................$   1,422     $  2,562
                                                                      =========     ========
            NET INCOME PER SHARE, based on weighted average
               shares outstanding at June 30, 1996 and June 30, 1995
               of 3,254,139 and 3,213,640, respectively..............  $.44          $.80

            CASH DIVIDENDS PAID per share............................  $.33          $.27

            The accompanying notes are an integral part of these statements.
                                                          5



              AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)
                                                                          Six Months Ended
                                                                               June 30
                                                                              1996       1995
Cash Flows from Operating Activities:
  Net income.............................................................   $1,422      2,562
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses..........................................      253        214
      Depreciation.......................................................      236        225
      Amortization of intangibles........................................      146          _
      Amortization of premiums and (discounts)
        on investment securities.........................................       38         31
      (Gain) loss on sale of securities..................................      338        -22
      Deferred income taxes provision....................................      445        -40
      Reconciliation of fiscal year of merged company to calendar year...     -379          -
      (Increase) decrease in interest receivable.........................     -685        102
      Increase in other assets...........................................     -126       -390
      Increase in interest payable.......................................      497        138
      Increase (decrease) in other liabilities...........................     -237        739
                                                                          ---------  ---------
      Net cash provided by operating activities..........................    1,948      3,559
                                                                          ---------  ---------
Cash Flows from Investing Activities:
    Proceeds from maturities, calls, and sales of securities ............   41,310     12,992
    Purchases of securities available for sale...........................  -23,126       -504
    Purchases of securities held to maturity.............................  -17,228          -
    Purchases of other stock.............................................     -188        -18
    Net increase in loans................................................   -6,143    -16,111
    Purchases of property and equipment..................................     -221       -120
                                                                          ---------  ---------
    Net cash used in investing activities................................   -5,596     -3,761
                                                                          ---------  ---------
Cash Flows from Financing Activities:
    Net decrease in demand, money market, and savings deposits...........   -1,004    -22,288
    Net increase in certificates of deposit..............................    3,579     17,860
    Net decrease in borrowings from Federal Home Loan Bank................       0     -1,500
    Net increase in federal funds purchased
        and repurchase agreements........................................    6,740        225
    Cash dividends paid..................................................   -1,082       -879
    Cash paid in lieu of fractional shares...............................       -3          -
    Proceeds from exercise of stock options..............................      460          -
                                                                          ---------  ---------
    Net cash provided by (used in) financing activities..................    8,690     -6,582
                                                                          ---------  ---------
    Net Increase (Decrease) in Cash and Cash Equivalents.................    5,042     -6,784

    Cash and Cash Equivalents at Beginning of Period.....................   12,789     17,036
                                                                          ---------  ---------
    Cash and Cash Equivalents at End of Period...........................  $17,831    $10,252
                                                                          =========  =========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks..............................................    9,570      8,331
    Federal funds sold...................................................    5,000        900
    Interest-bearing deposits in other banks.............................    3,261      1,021
                                                                          ---------  ---------
                                                                           $17,831    $10,252
                                                                          =========  =========
Supplemental Disclosure of Cash Flow Information:
    Interest paid........................................................    6,458      4,953
    Income taxes paid....................................................    1,275      1,022


                                                                                    6






              AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares Inc. financial position as of June 30, 1996, the results of its operations and its cash flows for the six months then ended. Operating results for the three and six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1995.


2.  Investment Securities

     Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at June 30, 1996 and December 31, 1995.


3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of June 30, 1996 and December 31, 1995, there were no borrowings outstanding under this availability.
     Commitments to extend credit, which amount to $51,921,000 at June 30, 1996 and $35,416,000 at December 31, 1995, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 1996 and December 31, 1995 the Bank had $791,000 and $632,000 in outstanding standby letters of credit.

4.  New Accounting Pronouncements

     During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. The Bank adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.
     During 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". This statement is not applicable to the current
operations of the Bank.       In June of 1996, the FASB issued SFAS No. 125,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement, which becomes effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not anticipate that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of American National Bankshares Inc.

5.  Merger and Acquisitions

     In August 1995, the Corporation acquired the branch office of Crestar Bank in Gretna, Virginia. In addition to the branch facilities at Gretna, the Corporation acquired $2,150,000 in loans and assumed deposits of $36,295,000. This transaction was accounted for as a purchase.
     On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. (Mutual) upon the approval of the shareholders of each company. The Corporation exchanged 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares.
     The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition prior periods have been restated to give effect to the merger.
     In March 1996 the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.
     On July 25, 1996 the Corporation signed a purchase and assumption agreement with FirstSouth Bank of Burlington, North Carolina. The agreement provides for the purchase of the Yanceyville North Carolina branch office of FirstSouth Bank by American National Bank and Trust Company. American National Bank and Trust Company will assume approximately $22,000,000 in deposits and will purchase loans of approximately $4,600,000 in addition to the building, fixtures and equipment. In consideration of the transaction, American National Bank and Trust Company will pay a premium on the deposits
of $1,516,000 or approximately 6.9%.   The acquisition will be recorded as a
purchase transaction and the premium of $1,516,000 will be recorded as a core deposit intangible asset. Subject to receipt of regulatory approval, the transaction is expected to be consummated in the fourth quarter of 1996.


              AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL

     On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into American National Bankshares Inc. (ANB). For comparative reporting purposes the financial results for the three and six month periods ended June 30, 1996 include income and expenses of both Mutual and ANB during this period and are compared to the combined financial results of Mutual's three and six month periods ended March 31, 1995 and ANB's three and six month periods ended June 30, 1995.
     The Corporation's net income, excluding the effect of cost associated with the merger and all related income tax effects, for the six months ended June 30, 1996 was $2,986,000, an increase of $424,000 or 17% over the
$2,562,000 earned in the first six months of 1995. The results of the second quarter ended June 30, 1996 show net income of $1,596,000, excluding the effect of cost associated with merger and all related income tax effects, which was an increase of $293,000 or 22% over the income earned in the same period of 1995. The increase in earnings for both periods was primarily attributable to an increase in trust revenue during both periods and an increase in net interest income as a result of new loans and improved yields on investments.
     The components of the cost associated with the merger include a federal income tax recapture on untaxed loan loss reserves of Mutual and consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. These were securities held by Mutual and were not compatible with ANB's investment program.
     Net income per common share for the first six months of 1996 was $.44 compared with $.80 earned during the same period of 1995. Net income per common share for the second quarter ended June 30, 1996 was $.48 compared
with $.41 earned during the same period of 1995.   On an annualized basis,
return on average total assets, before merger related expense, was 1.52% for the six month period ended June 30, 1996 and 1.54% for the same period of 1995. Return on average total assets, before merger related expense, during the second quarter ended June 30, 1996 was 1.62% compared to 1.57% for the same period of 1995. Return on average common shareholders' equity, before merger related expense, was 12.15% for the first six months of 1996 compared to 10.42% for the first six months of 1995 and 13.04% for the second quarter of 1996 compared to 11.17% for the same quarter of 1995.

TRENDS AND FUTURE EVENTS

     During the first half of 1996, the volume of net loans increased by $6,539,000 or 3%. This increase is the result of a strong loan demand and is indicative of the continuance of a healthy local economy. The increase in loans was funded from the proceeds of maturing investment securities, cash and the sale of repurchase agreements. Total investment securities decreased during the first half of 1996 by $2,258,000 or 2%.
     Total deposits increased $3,794,000 or 1% during the first half of 1996 and repurchase agreements increased $6,740,000 or 70% during the same period. The increase in repurchase agreements was primarily attributable to one large commercial customer. Historically the deposit growth is relatively flat in the first half of each year and tends to accelerate in the second half of the year.
     During the first quarter of 1996, the Corporation changed its policy from paying dividends semi-annually to a quarterly schedule. On March 29, 1996, the Board of Directors paid the Corporation's first quarterly dividend of $.15 per share on 3,279,798 shares of common stock outstanding. On May 22, 1996 a dividend of $.18 per share was declared and was paid on June 28, 1996.
     On August 25, 1996 the Corporation entered into an agreement with FirstSouth Bank of Burlington, North Carolina to purchase the branch office and associated ATM of FirstSouth Bank located in Yanceyville, (Caswell County) North Carolina. American National Bank and Trust Company will assume the deposits of this branch office, which are estimated at $22,000,000 and purchase the loans of approximately $4,600,000 as well as the building, furniture, fixtures and equipment. American National Bank and Trust Company will pay a premium of $1,516,000, approximately 6.9% of the deposits assumed. The transaction will be accounted for as a purchase and the premium will be recorded as a core deposit intangible asset. The consummation of the transaction is subject to normal regulatory approval and the transaction is expected to be completed in the fourth quarter of 1996. The Yanceyville branch office is approximately 12 miles from the City of Danville and Management views this as a natural expansion of the Corporation's market area. The Corporation already serves many customers who work in the greater Danville area but reside in Caswell County.

NET INTEREST INCOME

     Net interest income, the largest component of the Corporation's earnings, is the excess of interest income over interest expense. During the first half of 1996, net interest income increased $367,000 or 5% over the same period of 1995. During the second quarter of 1996, net interest income increased $165,000 or 5% over the same period of 1995. The increase in net interest income for both periods is primarily attributable to an increase in the volume of loans and improved yields on investments.
     During the first half of 1996, interest market rates have declined slightly. During the next twelve months the Corporation's repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $41,214,000, (approximately 10% of total assets), which makes the Corporation liability sensitive. Any further declines in market interest rates within the next twelve months may tend to increase the Corporation's net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY

     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period. Nonperforming assets were $41,000 at June 30, 1996 and $306,000 at December 31, 1995, a decrease of $265,000 during the first half of 1996.
     During the first half of 1996 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1996, if all such loans had been accruing interest at the original contractual rate, was $36,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .02% at June 30, 1996 and .1% at December 31, 1995.
     Loans accruing interest and past due 90 days or more totaled $300,000 at June 30, 1996 and $161,000 at December 31, 1995. This increase of $139,000 results from the past due status of several commercial loans and is not considered significant in view of the size of the Corporation's loan portfolio.

PROVISION and RESERVE FOR LOAN LOSSES

     The provision for loan losses was $253,000 for the six months of 1996 and $122,000 for the second quarter of 1996. The reserve for loan losses totaled $2,882,000 at June 30, 1996 an increase of 5% over the $2,757,000 recorded at December 31, 1995. The ratio of reserves to loans, less unearned discount, was 1.30% at June 30, 1996 and 1.28% at December 31, 1995. The ratios for both periods are lower than the ratios provided by the Corporation in past years. As a result of the merger with Mutual Savings Bank, the mix of loans in the Corporation's portfolio has been heavily shifted to mortgage loans due to Mutual's high concentration of mortgages. The mortgage loan portfolio is well secured and requires a lower allocation of the Corporation's loan loss reserve than does the remainder of the loan portfolio. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

     Non-interest income for the second quarter ended June 30, 1996 was $794,000, an increase of 35% over the $587,000 reported in the first quarter of 1995. The components of the increase in the second quarter of 1996 included a 64% increase in trust revenue. The trust revenue increase, $221,000, resulted primarily from fees associated with the sale of assets in one large estate and fees associated with new business booked. The trust revenue increase is not necessarily indicative of future trust earnings. Other changes in non-interest income included a 36% increase in service charges on deposit accounts due to increased deposits and increased fee schedules, a 7% increase in fees and insurance commissions and a 50% decrease in other non-interest income. In the second quarter of 1995 other non-interest income included a profit of $59,000 on the sale of investment securities which is the primary decrease between periods.
     Non-interest income for the six months ended June 30, 1996 was $1,437,000, an increase of 29% over the $1,114,000 reported for the same period of 1995. The components of the increase included a 46% increase in trust revenue. The increase in trust revenue resulted from new business booked and the sale of assets in one large estate. Other components of the increase in non-interest income included a 21% increase in service charges on deposit accounts primarily from an increase in fees charged and a more comprehensive coverage and analysis of commercial accounts.
Also included is a 5% decrease in fees and insurance premiums and a 25% decrease in other non-interest income. The change in other non-interest income reflects additional non-interest income of $59,000 recorded in the same period of 1995 from profit on the sale of investment securities.

NON-INTEREST EXPENSE

     Non-interest expense for the second quarter of 1996 was $2,086,000, compared with $2,083,000 reported for the same period last year. The increase of $3,000 included an increase in salaries of 6% over the same period last year. Pension and other employee benefits decreased 5% from the second quarter of 1995. Occupancy and equipment expense increased 9%, FDIC insurance expense decreased 75% due to a reduction in premiums by the FDIC and postage and printing expense increased 85% as a result of increases in deposit and loan accounts, special promotions and advertising by mail. Non-recurring merger related expense increased $17,000 during the second quarter of 1996 from additional miscellaneous charges. Other non-interest expense decreased 2% from the same quarter of 1995.

     Non-interest expense for the six months ended June 30, 1996 was $5,399,000, a 30% increase over the $4,148,000 recorded for both ANB and Mutual during the same period of 1995. The components of the increase included a 5% increase in salaries, a 3% decrease in pension and other employee benefits, an 18% increase in occupancy and equipment expense, primarily from upgrading facilities and equipment, a 61% increase in postage and printing expense, due to increases in deposits and loans and special promotions and advertising by mail. Merger related expenses during the first 6 months of 1996 are non-recurring expenses and total $1,185,000. The merger related expenses consist of consulting, legal, accounting, conversion and regulatory fees and expense and a loss on the sale of securities acquired from Mutual in the merger that were not compatible with the Corporation's investment program. Other non-interest expenses increased 6% over the same period of 1995.

INCOME TAX PROVISION

     The income tax provision for the first six months of 1996 was $1,708,000 an increase of $540,000 from the $1,168,000 reported a year earlier. This increase resulted primarily from the Corporation recording a one-time Federal tax liability associated with Mutual's prior untaxed loan loss reserves. The Bank has not experienced any significant change in the effective tax rate on the operating income before merger related expense.

CAPITAL MANAGEMENT

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes stockholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 1996 the Corporation had a ratio of 22% for Tier I and a ratio of 23% for total capital. At December 31, 1995 these ratios were 20.1% and 21.3%, respectively.
     A cash dividend of $.15 per share, totaling $492,000, was paid on 3,279,798 shares of common stock outstanding on March 29, 1996. A cash dividend of $.18 per share, totaling $590,000, was paid on 3,279,798 shares of common stock outstanding on June 28, 1996.

LIQUIDITY

     The Corporation's net liquid assets to net liabilities ratio was 33% at June 30, 1996. At December 31, 1995, this ratio was 34%. Both of these ratios are considered to be adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.


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

                         AMERICAN NATIONAL BANKSHARES INC.



                            /s/ Charles H. Majors
                         ---------------------------------
                         Charles H. Majors
                         President and Chief
Date - August 12, 1996   Executive Officer



                            /s/ David Hyler
                         ---------------------------------
                         David Hyler
                         Senior Vice-President and
                         Secretary-Treasurer
Date - August 12, 1996   (Chief Financial Officer)