Form 10-Q
period 1996-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 1996-11-14
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation
S-T.

	SECURITIES AND EXCHANGE COMMISSION


	WASHINGTON, DC  20549


	FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT of 1934

          For the quarterly period ended  September 30,1996
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the issuer's common stock as of November 12, 1996 was 3,279,798.

                      AMERICAN NATIONAL BANKSHARES INC.


				    INDEX

Part I.    Financial Information

  Item 1.  Financial Statements

	   Condensed Consolidated Balance Sheets as of September 30, 1996
	     and December 31, 1995...........................................3

	  Condensed Consolidated Statements of Income for the three months
	     ended September 30,  1996 and 1995..............................4

	  Condensed Consolidated Statements of Income for the nine months
	    ended September 30. 1996 and 1995................................5

	  Consolidated Statements of Cash Flows for the nine months
	     ended September 30, 1995 and 1996...............................6

	  Notes to Condensed Consolidated Financial Statements.............7-9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
	    and Results of Operations....................................10-14


Part II.   Other Information................................................15


SIGNATURES .................................................................16

EXHIBITS - Financial Data Schedule..........................................17


AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

							September 30		December 31
							1996			1995
						 	(Unaudited)		(See note)
ASSETS

CASH AND DUE FROM BANKS.................................$      12,902	        $   10,394
FEDERAL FUNDS SOLD.......................................       7,560  		     1,100
INTEREST-BEARING DEPOSITS IN BANKS.......................      	  208 	             1,295
INVESTMENT SECURITIES:
  Securities available for sale (at market value).........     84,520  	            49,307
   Securities held to maturity (market value of $70,859 at
     September 30, 1996 and $99,195 at December 31, 1995).     70,996  		    98,102
	Total investment securities.......................    155,516  	           147,409
LOANS.....................................................    225,513  		   216,355
	Less:  Unearned income............................       (538)		      (914)
	           Reserve for loan losses................     (2,981) 		    (2,757)
	Net loans.........................................    221,994              212,684
OTHER ASSETS..............................................     16,795               15,597
	Total assets.....................................$    414,975  		$  388,479



		  LIABILITIES AND SHAREHOLDERS' INVESTMENT
LIABILITIES:
   Demand deposits - non-interest bearing....................$     38,552       $   32,578
   Demand deposits - interest bearing........................      42,285           41,602
   Money market deposits.....................................      20,436           22,409
   Savings deposits..........................................      65,064           66,084
   Time deposits.............................................     171,559          164,670
	Total deposits.......................................     337,896          327,343
   Repurchase agreements.....................................      23,601            9,572
   Accrued interest payable and other liabilities............       2,875            2,651
	Total liabilities....................................     364,372          339,566

SHAREHOLDERS' INVESTMENT:
    Common stock, $1 par, 10,000,000 shares authorized,
       3,279,798 shares outstanding at September 30, 1996
       and 3,213,641 shares outstanding at December 31, 1995.       3,280            3,214
   Capital in excess of par value............................      10,631            9,967
   Retained earnings.........................................      37,006           35,104
   Net unrealized (depreciation) appreciation................        (314)             628
	Total shareholders' investment.......................      50,603  	    48,913
	Total liabilities and
	  shareholders' investment...........................$	  414,975  	$  388,479



               The accompanying notes are an integral part of these balance sheets.

 Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date .
			         3




		AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	            (In thousands, except per share data)
	                        (Unaudited)
						  			Three Months Ended
									   September 30
							 	   1996 		     1995
	INTEREST INCOME:
	   Interest and fees on loans...........................$ 5,209  		 $   4,768
	   Interest on federal funds sold and other.............     38 		        44
	   Income on investment securities:
	     U. S. Government...................................  1,573  		       973
	     Federal Agencies...................................    352 		       576
	     State and municipal (tax exempt)...................    255 		       159
	     Other..............................................    145 		        90

		Total interest income...........................  7,572  		     6,610

	INTEREST EXPENSE:
	   Interest on deposits:
	     Demand.............................................    302 		       267
	     Money Market.......................................    147 		       162
	     Savings............................................    500 		       521
	     Time...............................................  2,396  		     1,986
	   Interest on repurchase agreements....................    242 		        79
		Total interest expense..........................  3,587  		     3,015

	NET INTEREST INCOME.....................................  3,985  		     3,595
	PROVISION FOR LOAN LOSSES...............................    165 		       160
	NET INTEREST INCOME AFTER PROVISION
	   FOR LOAN LOSSES......................................  3,820  		     3,435

	NON-INTEREST INCOME:
	   Trust department.....................................    471 		       375
	   Service charges on deposit accounts..................    161 		       119
	   Fees and insurance premiums..........................     28 		        25
	   Other................................................     53 		        51
		Total non-interest income.......................    713 		       570

	NON-INTEREST EXPENSE:
	   Salaries ............................................  1,025  		       967
	   Pension and other employee benefits..................    253 		       242
	   Occupancy and equipment expense......................    282 		       251
	   FDIC insurance expense...............................    388 		        23
	   Postage and printing.................................     85 		        81
	   Merger related expense...............................      5 			 -
	   Other................................................    458 		       457
		Total non-interest expense......................  2,496  		     2,021

	INCOME BEFORE INCOME TAX PROVISION......................  2,037  		     1,984
	INCOME TAX PROVISION ...................................      4 		       625

	NET INCOME..............................................$ 2,033  		 $   1,359

	 NET INCOME PER SHARE, based on weighted average
	    shares outstanding at September 30, 1996 and 1995
	    of 3,279,798 and 3,213,641, respectively............  $0.62 		     $0.42

	CASH DIVIDENDS PAID per share...........................  $0.18     	             $0.03

           The accompanying notes are an integral part of these statements.



		AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
		  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
		                    (In thousands, except per share data)
			              (Unaudited)
							          Nine Months Ended
							            September 30
							        1996	      1995
	INTEREST INCOME:
	   Interest and fees on loans......................$  15,083  	$   13,520
	   Interest on federal funds sold and other.........	 237            73
	   Income on investment securities:
	     U. S. Government...............................   4,537         2,527
	     Federal Agencies...............................	 984         1,778
	     State and municipal (tax exempt)...............	 702           513
	     Other..........................................	 330           260
		Total interest income.......................  21,873        18,671

	INTEREST EXPENSE:
	   Interest on deposits:
	     Demand.........................................	 914           788
	     Money Market...................................	 472           503
	     Savings........................................   1,486         1,654
	     Time...........................................   7,162         4,904
	   Interest on repurchase agreements................	 509           249
		Total interest expense......................  10,543         8,098

	NET INTEREST INCOME.................................  11,330        10,573
	PROVISION FOR LOAN LOSSES...........................	 418           374
	NET INTEREST INCOME AFTER PROVISION
	   FOR LOAN LOSSES..................................  10,912        10,199

	NON-INTEREST INCOME:
	   Trust department.................................   1,483         1,067
	   Service charges on deposit accounts..............	 415           329
	   Fees and insurance premiums......................      83            83
	   Other............................................	 169           205
		Total non-interest income...................   2,150         1,684

	NON-INTEREST EXPENSE
	   Salaries ........................................   3,003         2,848
	   Pension and other employee benefits..............	 674           675
	   Occupancy and equipment expense..................	 853           734
	   FDIC insurance expense...........................	 467           342
	   Postage and printing.............................	 296           212
	   Merger related expense...........................   1,190		 -
	   Other............................................   1,412         1,358
		Total non-interest expense..................   7,895         6,169

	INCOME BEFORE INCOME TAX PROVISION..................   5,167         5,714
	INCOME TAX PROVISION ...............................   1,712         1,793

	NET INCOME..........................................$  3,455      $  3,921

	 NET INCOME PER SHARE, based on weighted average
	    shares outstanding at September 30, 1996 and 1995
	    of 3,262,754 and 3,213,641, respectively........   $1.06         $1.22

	CASH DIVIDENDS PAID per share.......................   $0.51         $0.31

	The accompanying notes are an integral part of these statements.




                  AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)
		                                                                          Nine Months Ended
		                                                                            September 30
		                                                                         1996            1995
Cash Flows from Operating Activities:
  Net income..........................................................................$ 3,455         $ 3,921
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.......................................................    418 		  374
      Depreciation....................................................................    361 		  339
      Amortization of intangibles.....................................................    219 		   -
      Amortization of premiums and (discounts)
        on investment securities......................................................     41 		   53
      Loss (gain) on sale of securities...............................................    338 		  (24)
      Deferred income taxes benefit................................................... 	 (126)		  (38)
      Reconciliation of fiscal year of merged company to calendar year................ 	 (379)		    -
      Increase in interest receivable................................................. 	 (211)	       (1,027)
      (Increase) decrease in other assets............................................. 	 (270)		  339
      Increase in interest payable....................................................    511 		  289
      Increase in other liabilities...................................................    190 	        1,241
      Net cash provided by operating activities.......................................  4,547  		5,467

Cash Flows from Investing Activities:
    Acquisition of branch operations..................................................     - 	       30,626
     Proceeds from maturities+A47, calls, and sales of securities .................... 48,834  	       22,392
    Purchases of securities available for sale........................................(28,522) 	      (35,646)
    Purchases of securities held to maturity..........................................(29,280) 	      (12,682)
    Purchases of other stock..........................................................   (188)	          (18)
    Net increase in loans............................................................. (9,080) 	      (21,049)
    Purchases of property and equipment............................................... 	 (577)		 (357)
    Net cash used in investing activities.............................................(18,813) 	      (16,734)

Cash Flows from Financing Activities:
     Net increase (decrease) in demand, money market, and savings deposits............  3,662  	       (6,772)
    Net increase in certificates of deposit...........................................  5,671  	       14,947
    Net decrease in borrowings from Federal Home Loan Bank............................  -		 (900)
    Net increase in federal funds purchased
        and repurchase agreements..................................................... 14,029  		  777
    Cash dividends paid............................................................... (1,672) 		 (994)
    Cash paid in lieu of fractional shares............................................     (3)		   -
    Proceeds from exercise of stock options...........................................    460 		   -
    Net cash provided by financing activities......................................... 22,147  		7,058

    Net Increase (Decrease) in Cash and Cash Equivalents..............................  7,881  	       (4,209)

    Cash and Cash Equivalents at Beginning of Period.................................. 12,789  	       17,036

    Cash and Cash Equivalents at End of Period........................................$20,670  	      $12,827


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks...........................................................$12,902  	      $12,335
    Federal funds sold................................................................  7,560  		 -
    Interest-bearing deposits in other banks..........................................    208 		  492
                                                                                      -------         -------
                                                                                      $20,670  	      $12,827

Supplemental Disclosure of Cash Flow Information:
    Interest paid.....................................................................$10,931  	       $7,710
    Income taxes paid.................................................................  1,953  	       $1,602




AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares Inc. financial position as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and September 30, 1995 and its cash flows for the nine months ended September 30, 1996 and September 30, 1995. Operating results for the three and nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1995.


2.  Investment Securities

     Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at September 30, 1996 and December 31, 1995.


3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of September 30, 1996 and December 31, 1995, there were no borrowings outstanding under this availability.
     Commitments to extend credit, which amount to $62,634,000 at September 30, 1996 and $35,416,000 at December 31, 1995,
represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 1996 and December 31, 1995 the Bank had $700,000 and $632,000 in outstanding standby letters of credit respectively.

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

     In March 1996 the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.
     On July 25, 1996 the Corporation signed a purchase and assumption agreement with FirstSouth Bank of Burlington, North Carolina. The agreement provided for the purchase of the Yanceyville North Carolina branch office of FirstSouth Bank by American National Bank and Trust Company. The transaction was consummated on October 25, 1996 when American National Bank and Trust Company assumed $21,410,000 in deposits and purchased loans of $4,775,000 in addition to the building, fixtures and equipment. In consideration of the transaction, American National Bank and Trust Company paid a premium on the deposits of
$1,516,000 or approximately 7%.   The acquisition was recorded as
a purchase transaction and the premium of $1,516,000 was recorded as a core deposit intangible asset.

     AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into American National Bankshares Inc. (ANB). The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition prior periods have been restated to give effect to the merger.
     The Corporation's net income (excluding the effect of cost associated with the merger, a one time FDIC assessment against Mutual deposits to recapitalized the SAIF fund and all related income tax effects on the merger cost and the assessment) for the nine months ended September 30, 1996 was $4,446,000, an increase of $525,000 or 13% over the $3,921,000 earned in the first nine months of 1995. The results of the third quarter ended September 30, 1996 show net income of $1,487,000 (excluding the effect of cost associated with merger, the one-time FDIC assessment and all related income tax effects) which was an increase of $128,000 or 9% over the income earned in the same period of 1995. The increase in earnings for both periods was primarily attributable to an increase in trust revenue during both periods and an increase in net interest income as a result of new loans and improved yields on investments.
     The components of the cost associated with the merger include consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. These were securities held by Mutual that were not compatible with ANB's
investment program.   For the six months ended June 30, 1996, the
cost associated with the merger included a Federal Income tax recapture of $1,074,000 on untaxed loan loss reserves of Mutual. During the quarter ended September 30, 1996 the Federal income tax recapture was dismissed by congressional legislation and the $1,074,000 was reversed from the Company's liabilities. This amount was partially offset during the third quarter by a one-time special assessment by the Federal Deposit Insurance Corporation (FDIC), in the amount of $350,000, against deposits formerly held by Mutual to recapitalize the Savings Association Insurance Fund (SAIF).
     Net income per common share for the first nine months of 1996 was $1.06 compared with $1.22 earned during the same period of 1995. Net income per common share for the third quarter ended September 30, 1996 was $.62 compared with $.42 earned during the
same period of 1995.   On an annualized basis, return on average
total assets, before merger related expense and the one-time FDIC assessment, was 1.49% for the nine month period ended September 30, 1996 and 1.57% for the same period of 1995. Return on average total assets, before merger related expense and the one-time FDIC assessment, during the third quarter ended September 30, 1996 was 1.45% compared to 1.48% for the same period of 1995. Return on average common shareholders' equity, before merger related expense and the one-time FDIC assessment, was 12.03% for the first nine months of 1996 compared to 11.51% for the first nine months of 1995 and 11.99% for the third quarter of 1996 compared to 11.40% for the same quarter of 1995.

TRENDS AND FUTURE EVENTS
     During the first nine months of 1996, the volume of net loans increased by $9,310,000 or 4%. This increase is the result of a strong loan demand and is indicative of the continuance of a healthy local economy. Total investment securities increased during this period by $8,107,000 or 5%. The increases in loans and investment securities were funded from an increase in deposits and repurchase agreements.
     Total deposits increased $10,553,000 or 3% during the first nine months of 1996 and repurchase agreements increased $14,029,000 or 147% during the same period. The increase in repurchase agreements was attributable to several large commercial customers.
     During the first quarter of 1996, the Corporation changed its policy from paying dividends semi-annually to a quarterly schedule. On March 29, 1996, the Board of Directors paid the Corporation's first quarterly dividend of $.15 per share on 3,279,798 shares of common stock outstanding. On May 22, 1996 a dividend of $.18 per share was declared and was paid on June 28, 1996. The third dividend, also $.18 per share, was declared on August 20, 1996, in the amount of $.18 per share and was paid on September 27, 1996.
     On August 25, 1996 the Corporation entered into an agreement with FirstSouth Bank of Burlington, North Carolina to purchase the branch office and associated ATM of FirstSouth Bank located
in Yanceyville, (Caswell County) North Carolina.   This
acquisition was completed October 25, 1996 and American National Bank and Trust Company assumed $21,410,000 in deposits and purchased $4,775,000 in loans as well as the building, furniture, fixtures and equipment. American National Bank and Trust Company paid a premium of $1,516,000, approximately 7% of the deposits assumed. The transaction will be accounted for as a purchase and the premium will be recorded as a core deposit intangible asset. The Yanceyville branch office is approximately 12 miles from the City of Danville and Management views this as a natural expansion of the Corporation's market area. The Corporation already serves many customers who work in the greater Danville area but reside in Yanceyville and Caswell County.
     Certain statements contained above in this section are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above regarding the local economy and the expansion of the Corporation's market area are other factors that could cause actual results to differ materially. These factors include business conditions, development of new products and services, interest rate trends, future legislation, regulatory controls and the risks described from time to time in the Corporation's SEC reports.

NET INTEREST INCOME
     Net interest income, the largest component of the Corporation's earnings, is the excess of interest income over interest expense. During the nine months of 1996, net interest income increased $757,000 or 7% over the same period of 1995. During the third quarter of 1996, net interest income increased $390,000 or 11% over the same period of 1995. The increase in net interest income for both periods is primarily attributable to an increase in the volume of loans and improved yields on investments.
     During the first nine months of 1996, short-term interest market rates (those under 2 years) increased slightly while long term interest market rates decreased in the range of 5 to 10 basis points. During the next twelve months the Corporation's repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $60,468,000, (approximately 15% of total assets), which makes the Corporation liability sensitive. Included in the liabilities are savings accounts of $65,064,000 which are not as sensitive to change as money market and interest bearing checking accounts. Considering the reality of the sensitivity of the savings accounts makes the repricing opportunities more balanced. Any further increases in short-term market interest rates within the next twelve months may tend to decrease the Corporation's net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period. Nonperforming assets were $116,000 at September 30, 1996 and $306,000 at December 31, 1995, a decrease of $190,000 during the first nine months of 1996.
     During the first nine months of 1996 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1996, if all such loans had been accruing interest at the original contractual rate, was $38,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.
     Nonperforming assets as a percentage of net loans were .05% at September 30, 1996 and .1% at December 31, 1995.
     Loans accruing interest and past due 90 days or more totaled $285,000 at September 30, 1996 and $161,000 at December 31, 1995.
The increase of $124,000 results primarily from the past due status of several large commercial loans and an increase in consumer loans of $6,578,006 booked in 1996. This is not considered significant in view of the size of the Corporation's loan portfolio.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $418,000 for the first nine months of 1996 and $165,000 for the third quarter of 1996. The reserve for loan losses totaled $2,981,000 at September 30, 1996, an increase of $224,000 or 8 % over the $2,757,000 recorded at December 31, 1995. The ratio of reserves to loans, less unearned discount, was 1.33% at September 30, 1996 and 1.28% at December 31, 1995. The ratios for both periods are lower than the ratios provided by the Corporation in past years. As a result of the merger with Mutual Savings Bank, the mix of loans in the Corporation's portfolio has been heavily shifted to mortgage loans due to Mutual's high concentration of mortgages. The mortgage loan portfolio is well secured and requires a lower allocation of the Corporation's loan loss reserve than does the remainder of the loan portfolio. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the third quarter ended September 30, 1996 was $713,000, an increase of 25% over the $570,000 reported in the third quarter of 1995. The components of the increase in the third quarter of 1996 included a 26% increase in trust revenue. The trust revenue increase of $96,000 resulted primarily from fees associated with the sale of assets in one large estate and fees associated with new business booked. The trust revenue increase is not necessarily indicative of future trust earnings. Other changes in non-interest income during the third quarter included a 35% increase in service charges on deposit accounts due to increased deposits and increased fees, a 12% increase in fees and insurance commissions and a 4% increase in other non-interest income.
     Non-interest income for the nine months ended September 30, 1996 was $2,150,000, an increase of 28% over the $1,684,000 reported for the same period of 1995. The components of the increase included a 39% increase in trust revenue. The increase in trust revenue resulted from new business booked and the sale of assets in one large estate. Other components of the increase in non-interest income for the nine month period included a 26% increase in service charges on deposit accounts primarily from an increase in deposit accounts, an increase in fees charged and a more comprehensive coverage and analysis of commercial accounts. Also included is an 18% decrease in other non-interest income. The change in other non-interest income reflects additional non-interest income of $59,000 recorded in the same period of 1995 from profit on the sale of investment securities. Fees and insurance premiums remained the same for this period.

NON-INTEREST EXPENSE
     Non-interest expense for the third quarter ended September 30, 1996 was $2,496,000, a 24% increase over the $2,021,000 recorded for both ANB and Mutual during the same period of 1995. The components of the increase included a 6% increase in salaries, a 5% increase in pension and other employee benefits, a 12% increase in occupancy and equipment expense, primarily from upgrading facilities and equipment, and an increase of $365,000 in FDIC insurance expense over the $23,000 recorded for the third quarter of 1995. This was due primarily to a one-time assessment by the FDIC against Mutual deposits to recaptilize the SAIF fund. Postage and printing expense increased 5% over the same period of 1995 and other non-interest expense remained approximately the
same.   Merger related expenses during the quarter ended
September 30, 1996 were $5,000. There were no merger related expenses in the same quarter of 1995.
     Non-interest expense for the nine months ended September 30, 1996 was $7,895,000, compared with $6,169,000 reported for the same period last year. The increase of $1,726,000 included an increase in salaries of 5% over the same period last year. Pension and other employee benefits remained approximately the same. Occupancy and equipment expense increased 16%, due primarily to upgrading of equipment and remodeling of facilities. FDIC insurance expense increased 37% due to a one-time assessment by the FDIC against Mutual deposits to recapitalize the SAIF fund and postage and printing expense increased 40% as a result of increases in deposit and loan accounts, special promotions and advertising by mail. Non-recurring merger related expense which occurred only in 1996 totaled $1,190,000. Other non-interest expense increased 4% from the same period of 1995.
INCOME TAX PROVISION
     The income tax provision for the nine months ended September 30, 1996 was $1,712,000 a decrease of $81,000 from the $1,793,000 reported a year earlier. This decrease resulted primarily from a decrease in taxes associated with the merger related expense recorded in 1996. The Bank has not experienced any significant change in the effective tax rate on the operating income before merger related expense.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes stockholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 1996 the Corporation had a ratio of 20.5% for

Tier I and a ratio of 21.7% for total capital. At December 31, 1995 these ratios were 20.1% and 21.3%, respectively.
     A cash dividend of $.15 per share, totaling $492,000, was paid on 3,279,798 shares of common stock outstanding on March 29, 1996. A cash dividend of $.18 per share, totaling $590,000, was paid on June 28, 1996 and a cash dividend of $.18 per share totaling $590,000 was paid on September 27, 1996. All three dividends were paid on 3,279,798 shares of common stock outstanding at each respective period.

LIQUIDITY
     The Corporation's net liquid assets to net liabilities ratio was 34% at both September 30, 1996 and December 31, 1995. This ratio is considered to be adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

     PART II
     OTHER INFORMATION
  Item:
       1.  Legal Proceedings
           None
       2.  Changes in securities
           None
       3.  Defaults upon senior securities
           None
       4.  Results of votes of security holders
           None
       5.  Other information
           None
       6.  Exhibits and Reports on Form 8-K
           (a) Exhibits - Financial Data Schedule EX-27
           (b) Reports on Form 8-K - None

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICAN NATIONAL BANKSHARES INC.



                                     /s/ Charles H. Majors
                         ---------------------------------
                              Charles H. Majors
                              President and Chief
Date - October 12, 1996       Executive Officer



                                   /s/ David Hyler
                         ---------------------------------
                             David Hyler
                             Senior Vice-President and
                             Secretary-Treasurer
Date - October 12, 1996      (Chief Financial Officer)