Form 10-K
period 1996-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 1997-03-28
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
	                  Washington, D. C. 20549

	                        FORM 10-K
	      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	           THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 Commission file number 0-12820

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

                  Class                      Outstanding at March 18, 1997
        Common Stock ($1.00 Par Value)              3,279,798 Shares

     State the aggregate market value of the voting stock held by non-affiliates of the registrant
  Aggregate market value of voting        Based upon the price of the most
  stock held by non-affiliates       recent sale known to management as of
             $70,848,291                          March 18, 1997

PART I
ITEM 1 - BUSINESS

American National Bankshares Inc. (the Corporation) is a one-bank holding company which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the Bank), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At March 18, 1997 the Corporation employed 172 persons.

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

The operations of the Bank are conducted at eleven offices located throughout the Bank's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Eight of these offices are located in Danville, one office each in Collinsville, Virginia, Gretna, Virginia and Yanceyville, North Carolina. The Bank also has eight automated teller machines and one under construction, at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition

The Bank's primary service area is generally defined as the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, and mortgage and finance companies. As of March 18, 1997, there were approximately 17 banks operating in this service area. American National Bank and Trust Company is the largest bank operating solely in this service area. No new banks or savings and loan associations have been chartered in the Danville area in the past five years. Several branch offices of existing banks have been opened in this trade area in the past two years.

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

Executive Officers

This information is included under Part III Item 12(b) below.

ITEM 2 - PROPERTIES

The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 18, 1997 the Bank maintained seven full service branches located within the City of Danville at 1013 South Main Street, 1081 Riverside Drive, 239 Nor-Dan Drive, 1407 South Boston Road, 2016 West Main Street, 600 West Main Street and 103 Tower Drive. Full service branches are also located at 109 Main Street, Gretna, Virginia, 2484 Virginia Avenue, Collinsville, Virginia and 173 Main Street, Yanceyville, North Carolina. The Bank owns and operates eight Automated Teller Machines (ATMs). Four ATMs are located on branch office properties. Other ATMs are located at Piedmont Mall, Piedmont Drive in Danville, the Express Mart, Inc., U. S. Route 29, Tightsqueeze, Virginia, Hillcrest Shopping Center, Highway 86, Yanceyville, North Carolina and Liberty Fair Mall, 240 Commonwealth Boulevard, Martinsville, Virginia. An additional ATM in under construction at Danville Regional Medical Center, 142 South Main Street, Danville, Virginia and is scheduled to open in April 1997.

All property is owned by the Bank with the exception of 2016 West Main Street, Danville, the ATM locations at Piedmont Mall, the Express Mart, Inc., Hillcrest Shopping Center, Liberty Fair Mall and Danville Regional Medical Center. Both the land and building at 2016 West Main Street are leased and the space occupied at Piedmont Mall, the Express Mart, Inc., Hillcrest Shopping Center, Liberty Fair Mall and the Danville Regional Medical Center are leased. The Bank also owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office. The Bank recently purchased approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking
operations.   There are no mortgages or liens against any property of the
Bank or the Corporation.

ITEM 3 - LEGAL PROCEEDINGS

There are no legal actions or proceedings pending to which the Corporation is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Corporation's common stock is not traded on any stock exchange but is listed on the OTC (Over The Counter) Bulletin Board. At March 18, 1997 the Corporation had 1,492 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on 2,400,000 shares outstanding for 1995 and 3,279,798 shares outstanding in 1996.

                  First          Second         Third            Fourth
Market Value     Quarter         Quarter        Quarter          Quarter
1996 Common
     Stock   $26.00 - 30.00  $23.00 - 27.00  $23.25 - 26.00   $24.00 - 26.38

1995 Common
      Stock  $26.00 - 30.50  $27.00 - 30.50  $27.00 - 30.50   $28.00 - 31.00


Per Share            First        Second         Third       Fourth
Dividends Declared Quarter       Quarter       Quarter      Quarter    Total
1996 Common Stock   $  .15        $  .18        $  .18       $  .18    $ .69

1995 Common Stock   $   -         $  .27        $   -        $  .29    $ .56

ITEM 6 - SELECTED FINANCIAL DATA


Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary

Operations Information:                          1996      1995      1994      1993      1992
Interest income:
  Loans...................................... $20,335   $18,432   $14,923   $14,182   $15,264
  Federal funds sold and other...............     435       202       210       362       546
  Investment securities......................   9,162     7,300     6,701     7,549     8,212
    Total interest income....................  29,932    25,934    21,834    22,093    24,022

Interest expense.............................  14,370    11,484     8,919     9,716    12,403
Net interest income..........................  15,562    14,450    12,915    12,377    11,619
Provision for loan losses....................    -673      -484      -272      -214      -328
Non-interest income..........................   2,691     2,035     2,122     2,011     1,930
Non-interest expense......................... -10,167    -8,702    -8,150    -7,586    -6,969
Income before income taxes...................   7,413     7,299     6,615     6,588     6,252
Income taxes.................................   2,381     2,283     2,106     2,023     1,705
Net income...................................  $5,032    $5,016    $4,509    $4,565    $4,547

Balance Sheet Information:
Investment securities........................$175,757  $149,208  $122,509  $127,526  $127,199
Net loans.................................... 233,509   212,684   188,034   177,130   170,756
Total deposits............................... 361,983   327,342   282,791   283,322   279,936
Stockholders' equity.........................  52,218    48,912    45,045    42,815    39,706
Total assets................................. 440,158   388,479   337,355   327,908   321,966

Per Share Information:*
Net income...................................   $1.54     $1.56     $1.40     $1.42     $1.41
Dividends....................................    0.69      0.56      0.75      0.47      0.66
Book value...................................   15.92     15.22     14.02     13.32     12.36

Ratios:
Return on average assets.....................    1.24%     1.43%     1.37%     1.41%     1.45%
Return on average stockholders' equity.......   10.12%    10.62%    10.13%    11.15%    11.83%
Total risk-based capital/assets..............   20.66%    23.67%    25.98%    26.35%    25.46%
Leverage capital/assets......................   11.86%    12.59%    13.35%    13.06%    12.33%
Net charge-offs to average net loans.........    0.17%     0.09%     0.04%     0.09%     0.08%
Reserve for loan losses to period-end
  loans, net of unearned income..............    1.30%     1.28%     1.29%     1.26%     1.27%

The financial information for years 1992 through 1995 have been restated to reflect the merger with Mutual Savings Bank, FSB.

* Per share amounts are based on average shares outstanding and have been restated to reflect a 2 for 1 stock split declared on April 21, 1992.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the Corporation's average assets, liabilities and stockholders' equity for each of the past three years:


Average Assets                                                 1996           1995           1994
Cash and Due from Banks.................................... $11,409,120     $9,322,378     $8,245,996
Interest bearing deposits in banks.........................   2,930,000      1,030,365      3,381,614
Federal Funds Sold........................................    5,190,725      2,304,986      1,251,972

Investment Securities:
  Securities available for sale ..........................   65,704,169     24,669,842      2,101,414
  Securities held to maturity ............................   86,778,356    100,724,656    121,096,571
   Average investment securities..........................  152,482,525    125,394,498    123,197,985

Loans.....................................................  224,522,000    207,332,084    188,742,078
  Less:
      Unearned income.....................................     -687,322     -1,453,250     -3,283,029
      Reserve for loan losses.............................   -2,885,116     -2,603,052     -2,344,121
      Average net loans...................................  220,949,562    203,275,782    183,114,928

Bank Premises and Equipment...............................    5,982,379      5,453,911      5,120,807
Accrued Interest Receivable and Other Assets..............    7,757,752      5,004,586      4,564,781
      Average assets.......................................$406,702,063   $351,786,506   $328,878,083



Average Liabilities and Stockholders' Equity

Liabilities:
  Demand deposits -- non-interest bearing.................. $34,722,021    $29,302,934    $25,856,656
  Demand deposits -- interest bearing.....................   43,011,619     36,891,955     33,769,778
  Money market deposits...................................   21,413,902     21,479,689     25,786,931
  Savings deposits........................................   65,764,273     69,727,044     81,710,544
  Time deposits...........................................  172,390,463    136,725,314    113,137,565
        Average deposits..................................  337,302,278    294,126,936    280,261,474

  Federal funds purchased.................................      174,139      1,071,810        663,397
  Advances from Federal Home Loan Bank                           15,574        545,668        216,140
  Securities sold under repurchase agreements.............   16,756,659      5,877,593        370,334
  Accrued interest payable and other liabilities..........    2,739,142      2,918,601      2,875,742
        Average liabilities...............................  356,987,792    304,540,608    284,387,087

Stockholders' Equity:
  Common stock............................................    3,267,038      3,213,641      3,213,641
  Capital in excess of par value..........................   10,644,345      9,966,711      9,966,711
  Retained earnings........................................  35,856,269     33,971,265     31,313,081
  Net unrealized (losses) gains............................     -53,381         94,281         -2,437
     Average stockholders' equity.........................   49,714,271     47,245,898     44,490,996
     Average liabilities and stockholders' equity..........$406,702,063   $351,786,506   $328,878,083


American National Bankshares Inc. (the Corporation) was organized in
1984 for the purpose of acquiring all of the outstanding shares of American National Bank and Trust Company (the Bank). The Bank was chartered and opened for business in February 1909. Under an agreement and plan of merger, the Bank was acquired by the Corporation on September 1, 1984.

On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into the Bank, upon the approval of the shareholders of each company. The Corporation exchanged 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock for each outstanding share of Mutual common stock, for Mutual's 1,248,100 common shares.

The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition, all prior periods presented have been restated to give effect to the merger.

In March 1996 the stockholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.

On August 25, 1996 the Corporation entered into an agreement with FirstSouth Bank of Burlington, North Carolina to purchase the branch office and associated ATM of FirstSouth Bank located in Yanceyville, (Caswell County) North Carolina. This acquisition was completed October 25, 1996. The transaction was accounted for as a purchase.


Performance Summary

The Corporation's 1996 operating income (which excludes the effect of cost associated with the merger of Mutual, a one time FDIC assessment against Mutual deposits to recapitalize the SAIF fund and all related income tax effects on the merger cost and the assessment) was $5,935,000, an increase of $779,000 or 15% over the $5,156,000 recorded for 1995. The 1996 income established a new high in earnings for the history of the Bank and the Corporation. The net income for 1996 (including the effect of cost associated with the merger and other related non-recurring costs stated above) was $5,032,000, an increase of $16,000 or .3% over the $5,016,000 recorded for the year 1995.

The economy of the Bank's trade area continues to be healthy as evidenced by another year of strong loan demand and deposit growth. During 1996, net loans increased by a total of $20,825,000 or 10%, including the loans from the Yanceyville branch acquisition. Excluding the acquired Yanceyville loans of $4,775,000, the percentage increase was 8%. Total deposits increased during 1996 by $34,640,000 or 11% including the Yanceyville acquisition. Excluding the Yanceyville acquisition of $21,405,000 in deposits, the increase was $13,230,000 or 4% over the prior year. In addition to deposits, the Company increased its repurchase agreements by $5,487,000 or 57%. No repurchase agreements were acquired from the Yanceyville branch purchase.


Earnings and Capital

On a per common share basis, net income (based on average shares outstanding of 3,267,038 for 1996 and 3,213,641 for 1995 and 1994) was
$1.54 in 1996, $1.56 in 1995, and $1.40 in 1994.  The Corporation
increased its capital during 1996 by $3,306,000 or 7% through the retention of $2,889,000 in earnings, an increase of $66,000 in common stock outstanding, $665,000 in capital in excess of par value less a reduction of $314,000 in net unrealized gains on "available for sale" securities. This followed an increase in capital of $3,867,000 or 9%, in 1995. The increase in 1995 resulted from a combined increase in retained earnings of $3,210,000 and a $657,000 increase in net unrealized gains on securities. Stockholders' equity was 11.9% of assets at December 31, 1996 and 12.6% at December 31, 1995. Stockholders'equity was $52,218,000 at December 31, 1996 and $48,912,000 at December 31, 1995. This was an increase of $3,306,000 or 7% over the prior year-end. The total market value of American National Bankshares Inc. common stock at $24.00 per share (the last trade recorded on the OTC Bulletin Board during 1996) was $78,715,000. The market value of the Corporation's common stock was 151 percent of its book value. Book value per common share was $15.92 at the close of 1996.

During 1996, the Corporation increased its reserve for loan losses to $3,070,000 an increase of $313,000 or 11% from 1995. The reserve, as a percentage of loans, was 1.30% at December 31, 1996 and 1.28% at December 31, 1995.

The return of operating earnings on average total assets (excluding the effect of one-time costs associated with the merger and the related tax effect on those costs) was 1.46% in 1996. The return of net income on average total assets (including the effect of one-time costs associated with the merger and the related tax effect on those costs) was 1.24% in 1996. This compares with 1.43% in 1995 and 1.37% in 1994. The return on average stockholders' equity (excluding the one-time merger related cost mentioned above) was 11.94% in 1996. The return on average stockholders' equity (including the one-time merger related cost mentioned above) was 10.12% in 1996. This compares with 10.62% in 1995 and 10.13% in 1994.


Mergers and Acquisitions

On March 14, 1996 American National Bankshares Inc. exchanged .705 of a share of its common stock for each share of Mutual common stock.

Based on American National Bankshares stock price as of February 27, 1996 of $27, the transaction represented an exchange value of approximately $19.04 for each share of Mutual common stock. The purchase price was
1.69 times Mutual's June 30, 1995 book value. The merger was accounted for as a pooling of interests.

At the consummation of the merger on March 14, 1996, Mutual had total assets of $84,718,000, total deposits of $67,996,000 and stockholders' equity of $15,958,000. As a result of the merger, the Corporation had approximately 1,492 stockholders at December 31, 1996.

On October 25, 1996 the Bank purchased the branch office and associated ATM of FirstSouth Bank located in Yanceyville, (Caswell County) North Carolina. The Bank assumed $21,405,000 in deposits and purchased $4,775,000 in loans as well as the building, furniture, fixtures and equipment. The Bank paid a premium of $1,516,000, approximately 7% of the deposits assumed. The transaction was accounted for as a purchase and the premium was recorded as a core deposit intangible asset. The Yanceyville branch office is approximately 12 miles from the City of Danville and Management views this as a natural expansion of the Corporation's market area. The Bank already serves many customers who work in the greater Danville area but reside in Yanceyville and Caswell County.


Trends and Future Events

The economic conditions of the Corporation's trade area have continued to be healthy during the year 1996 as evidenced by another year of strong loan demand and deposit growth. The Corporation's net loans grew at a rate of 10% during 1996. The indicated strong loan demand is expected to continue into 1997.

The weighted average yield on interest earning assets and the weighted average cost of deposits increased during 1996 due to a combination of increased volume in both assets and deposits and an increase in rates of loans and deposits. As a result of the Corporation's asset and liability repricing strategy and increased loan demand, the Corporation was able to increase its net interest income (interest income less interest expense) by 8%. Management believes the Corporation has positioned itself to continue to maintain this level of net interest income into the near future.

During 1996, time deposits increased by $16,838,000 or 10%.
Interest bearing demand deposits increased $5,175,000 or 12% and non-interest bearing demand deposits increased by $9,313,000 or 29%. Money market deposits declined by $598,000 or 3% and savings deposits increased by $3,913,000 or 6%. Total deposits increased $34,640,000 or 11% during 1996. The increase in total deposits during 1996 included $21,405,000 in deposits assumed in the Yanceyville acquisition. The increase in deposits during 1996, excluding the Yanceyville acquisition, was 4%.

Pursuant to the Agreement and Plan of Reorganization by and between Mutual and the Corporation, Mutual Mortgage of the Piedmont, Inc. was organized in 1996 as a wholly owned subsidiary of American National Bank and Trust Company. The primary purpose of this organization is to originate and sell mortgage loans. Mutual Mortgage of the Piedmont, Inc. began operations on December 2, 1996. The Mortgage Company is located in the Bank's branch office building at 103 Tower Drive. The financial condition and results of operations of the Mortgage Company are included in the Consolidated Balance Sheets and Consolidated Statements of Income of the Corporation.

On February 1, 1996, the Federal Reserve Bank ("FRB") lowered its discount rate by 1/4% and the major money center banks followed by lowering their prime rate by 1/4% on the same day. No other changes have taken place in these two rates during 1996 or the first two months of 1997. No change in these rates has been indicated in early 1997 and Management does not expect a major shift of funds within the Bank's deposit categories in 1997.

As mandated by the Federal Deposit Insurance Corporation Improvement
Act of 1991 ("FDICIA"), the FDIC adopted regulations effective January 1, 1993, for the transition from a flat-rate insurance assessment system to a risk-based system by January 1, 1994. Pursuant to these regulations, the Bank's deposit insurance assessment was set at the lowest allowable rate of $.23 per $100 of deposits for the year 1994. During the year 1995 the assessment rate was further reduced to $.04 per $100 of deposits. During the year 1996, the assessment was reduced to a minimum of $500 for each quarter. In addition to the minimum assessment for American National Bank and Trust Company, a one time charge to recapitalize the SAIF fund of the FDIC in the amount of $350,000 was made against the deposits of Mutual during 1996. The Corporation must also pay "OAKAR" premiums on the continuing deposits of Mutual. During the first three quarters of 1996 "OAKAR" premiums were assessed at an annual rate of $.23 per $100 of deposits.
The premium paid for the fourth quarter was refunded by the FDIC, making an effective rate of $.17 per $100 of deposits for the year 1996.

Among other things, FDICIA identifies five capital categories for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.

The FRB has adopted regulations establishing relevant capital requirements for banks. Under the regulations, a well capitalized institution must have a Tier I risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, the Bank has always been and continues to be considered well capitalized.

Certain statements contained above in this section are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above regarding the local economy and the expansion of the Corporation's market area are other factors that could cause actual results to differ materially. The factors include business conditions, development of new products and services, interest rate trends, future legislation, regulatory controls and the risks described from time to time in the Corporation's SEC reports.

Net Interest Income

Net interest income, the most significant component of earnings, is the excess of interest income over interest expense. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis for the years 1996, 1995 and 1994.

During 1996, taxable equivalent net interest income increased to $15,978,000, up 8% from $14,729,000 in 1995. Taxable equivalent net interest income for 1995 was up 11% from the $13,240,000 recorded in 1994. The $1,249,000 increase in taxable equivalent net interest income during 1996 consisted of $1,101,000 due to increases in volume and $148,000 due to increases in rates. The $1,489,000 increase in taxable equivalent net interest income during 1995 was the net result of an increase of $824,000 due to volume and $665,000 due to increases in rate.

Due to the reduced availability of qualified tax exempt investments and loans, a reduction in the ratio of tax exempt income to taxable income is expected in future years.


The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis.
(In thousands, except rates):

                                            Average Balance            Interest Income/Expense    Average Yield/Rate

                                         1996       1995     1994       1996     1995     1994    1996   1995   1994
Interest income
  Loans:
    Commercial                         $ 59,385  $ 59,828  $ 53,299   $ 5,553  $ 5,325  $ 4,089   9.35 % 8.90 % 7.67 %
    Mortgage                            118,223   107,955   101,054    10,300    9,551    8,036   8.71   8.85   7.95
    Installment                          46,227    38,096    31,106     4,532    3,604    2,899   9.80   9.46   9.32
      Total loans                       223,835   205,879   185,459    20,385   18,480   15,024   9.11   8.98   8.10

  Investment securities:
    U. S. Government                    101,138    71,290    68,058     6,022    3,860    3,204   5.95   5.41   4.71
    Federal agencies                     26,984    35,703    37,363     1,712    2,315    2,405   6.34   6.48   6.44
    State and municipal                  18,363    12,340    11,595     1,354      926      901   7.37   7.50   7.77
    Other investments                     6,357     6,172     6,204       440      430      415   6.92   6.97   6.69
      Total investment securities       152,842   125,505   123,220     9,528    7,531    6,925   6.23   6.00   5.62

  Federal funds sold and other            8,121     3,350     4,634       435      202      210   5.36   6.03   4.53


     Total interest-earning assets      384,798   334,734   313,313    30,348   26,213   22,159   7.89   7.83   7.07

  Other non-earning assets               21,905    17,053    15,565

        Total assets                   $406,703  $351,787  $328,878

Interest expense
  Deposits:
    Demand                              $43,012   $36,892   $33,770     1,246    1,085      830   2.90   2.94   2.46
    Money market                         21,414    21,480    25,787       638      695      689   2.98   3.24   2.67
    Savings                              65,764    69,727    81,710     2,013    2,171    2,444   3.06   3.11   2.99
    Time                                172,390   136,725   113,138     9,670    7,193    4,904   5.61   5.26   4.33

      Total deposits                    302,580   264,824   254,405    13,567   11,144    8,867   4.48   4.21   3.49
  Federal funds purchased                   190     1,618       880        11       99       40   5.79   6.12   4.55
  Repurchase agreements                  16,757     5,877       370       792      241       12   4.73   4.10   3.24
      Total interest-bearing
        liabilities                     319,527   272,319   255,655    14,370   11,484    8,919   4.50   4.22   3.49

  Demand deposits                        34,723    29,303    25,856
  Other liabilities                       2,739     2,919     2,876
  Stockholders' equity                   49,714    47,246    44,491
        Total liabilities and
          stockholders' equity         $406,703  $351,787  $328,878

Interest rate spread                                                                              3.39 % 3.61 % 3.58 %

Net interest income                                                   $15,978  $14,729  $13,240

Taxable equivalent adjustment                                            $416     $280     $325

Net yield on earning assets                                                                       4.15 % 4.40 % 4.23 %

Changes in Net Interest Income (Rate/Volume Analysis)

Net interest income is the product of the volume of average earning assets and the average rates earned, less the volume of average interest-bearing liabilities and the average rates paid.  The portion of change relating to both rate and volume is allocated to each of the rate and volume changes based on the relative change in each category.  The following table analyzes the changes in both rate and volume components of net interest income on a taxable equivalent basis for the past two years (in thousands):



                                           1996 vs. 1995                                      1995 vs. 1994
                                ---------------------------------------         ---------------------------------------
                                Interest              Change                    Interest              Change
                                Increase           Attributable to              Increase           Attributable to
                               (Decrease)        Rate           Volume         (Decrease)        Rate           Volume
Interest income
  Loans:
    Commercial                     $228            $268            -$40          $1,236            $700            $536
    Mortgage                        749            -147             896           1,515             943             572
    Installment                     928             135             793             705              44             661
      Total loans                 1,905             256           1,649           3,456           1,687           1,769
  Investment securities:
    U.S. Government               2,162             416           1,746             656             498             158
    Federal agencies               -603             -49            -554             -90              18            -108
    State and municipal             428             -16             444              25             -32              57
    Other investments                10              -3              13              15              17              -2
      Total investment securitie  1,997             348           1,649             606             501             105
  Federal funds sold and other      233             -25             258              -8              59             -67
      Total interest income       4,135             579           3,556           4,054           2,247           1,807

Interest expense
  Deposits:
    Demand                          161             -17             178             255             173              82
    Money market                    -57             -55              -2               6             132            -126
    Savings                        -158             -36            -122            -273              97            -370
    Time                          2,477             502           1,975           2,289           1,159           1,130
      Total deposits              2,423             394           2,029           2,277           1,561             716
  Federal funds purchased           -88              -5             -83              59              17              42
  Repurchase agreements             551              42             509             229               4             225
      Total interest expense      2,886             431           2,455           2,565           1,582             983
Net interest income              $1,249            $148          $1,101          $1,489            $665            $824



Provision and Reserve for Loan Losses

The provision for loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by Management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio.

The 1996 provision for loan losses was $673,000 and compares with $484,000 in 1995 and $272,000 in 1994.

The reserve for loan losses totaled $3,070,000 at December 31, 1996, an increase of 11% over December 31, 1995. The increase in the reserve for loan losses during 1996 of $313,000 consists of the provision of $673,000 less net charge-offs of $360,000. The ratio of reserve to loans, less unearned discount, was 1.30% at December 31, 1996 and 1.28% at December 31, 1995.

The Bank's Loan Committee has responsibility for determining the level of the reserve for loan losses, subject to the review of the Board of Directors. The Loan Committee has taken economic factors, as well as any other external events that may affect the value and collectability of the loan portfolio, into consideration when making its assessment and recommendation.

The methodology used to determine the level of the loan loss reserve on a quarterly basis includes the identification of losses from a review of the Corporation's loan "Watch" list. In addition to these identifiable potential losses, an experience factor for each major category of loans is applied against the remaining portion of the loans considered to have no more than a normal risk of collectability.

Additional factors considered in determining the level of the loan loss reserve are economic conditions, historical losses, trends and other external factors. The sum of these elements is the Loan Committee's recommended level of the reserve for loan losses.

If the existing level of the loan loss reserve is below the Loan Committee's recommended level of the reserve at the close of an interim period, an increase sufficient to eliminate the deficiency is recorded in the current period provision for loan losses. If the existing level of the reserve exceeds the recommended level at the close of an interim period, no adjustment is made to the provision for loan losses if loan growth is expected.

The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is dependent primarily on the success of Danville's largest employer (a textile manufacturing firm), tobacco farming (the major crop of rural Pittsylvania and Caswell County), tobacco marketing and processing, furniture manufacturing and Danville's second largest employer, a tire manufacturing plant. Textile manufacturing, tobacco farming and tobacco processing have been subjected to external market pressures in recent years but have continued to be prosperous.

The local economy of the Corporation's trade area continues to be strong at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if a significant decline occurs in any of these industries along with a corresponding reduction in employment.
Management believes the reserve for loan losses is appropriate in view of this geographic concentration.

The adoption in 1995, of Statement of Financial Accounting Standards Nos. 114 and 118, which address accounting by creditors for loan impairment, did not have a significant impact on the provision for loan losses.

Management has allocated the reserve for loan losses to loan categories as follows (in thousands):


                          1996               1995               1994                 1993               1992
                    ----------------   ----------------   ----------------     ----------------   ----------------
                             Percent            Percent            Percent              Percent            Percent
                            of loans           of loans           of loans             of loans           of loans
                             in each            in each            in each              in each            in each
                            category           category           category             category           category
                            to total           to total           to total             to total           to total
                    Amount     loans   Amount     loans   Amount     loans     Amount     loans   Amount     loans
Real estate-
  construction loans   $48         2 %    $47         3 %    $45         2 %      $41         1 %    $40         2 %

Real estate-
 mortgage loans        381        54      351        56      336        55        315        59      308        59

Commercial and
  agricultural loans 1,745        22    1,570        23    1,505        23      1,378        19    1,339        20

Installment loans      801        22      700        18      489        20        449        21      436        19

Unallocated             95         0       89         0       79         0         73         0       71         0

Balance at
  end of year       $3,070       100 % $2,757       100 % $2,454       100 %   $2,256       100 % $2,194       100 %

Management's criteria for evaluating the adequacy of its loan loss reserve includes individual evaluation of significant loans and overall portfolio analyses for more homogeneous, smaller balance loan portfolios.  Based on management's evaluation, estimated loan loss reserves are assigned to the individual loans which present a greater risk of loan loss.  The remaining loan loss reserve is allocated to the remaining loans on an overall portfolio basis based on historical loss experience.  The assessed risk of loan loss is higher in the commercial and agricultural loan categories as these categories contain loans which are more significant to the Corporation and to the individual borrowers, thereby exposing the Corporation to a greater risk of loss in the event of downturns in the financial position of individual borrowers.  The remaining loan categories are typically for lesser amounts and are distributed over a much larger population of borrowers, thereby reducing the Corporation's risk of loan loss.



Loan Losses - Ratios
                                                                      1996       1995      1994
Reserve as percentage of outstanding loans, net of unearned income    1.30%      1.28%     1.29%
Net charge-offs as percentage of reserve                             12.58%      6.58%     3.01%
Net charge-offs as percentage of average loans, net of unearned in    0.17%      0.09%     0.04%
Provision as percentage of net charge-offs                          174.40%    266.92%   367.30%
Provision as percentage of average loans, net of unearned income      0.30%      0.24%     0.15%
Reserve for loan losses to nonperforming loans                      93.03X      9.01X    13.26X


Non-Interest Income

Non-interest income totaled $2,691,000 in 1996 compared with $2,035,000 in 1995 and $2,122,000 in 1994. This was an increase of 32%
during 1996 and a reduction of 4% during 1995. During 1994, non-interest income increased $111,000 or 6% from the 1993 level. The major components of non-interest income are trust department income, service charges on deposit accounts, non-deposit fees and insurance commissions and other income.

The trust department services have been expanded in both corporate and personal trusts and other fiduciary accounts during the past three years and the income from the administration of several large estates during this period has caused some fluctuation in the department's income. The trust department reported income of $1,896,000 in 1996, an increase of 41% from the $1,343,000 in 1995 which in turn was a 4% decrease from the $1,396,000 reported in 1994. Beginning in 1995 the trust department expanded its investment services, including asset allocation, offered to corporate and personal trusts and other fiduciary accounts. The 41% increase in trust department income during 1996 resulted primarily from the closing of several large estates and from new business booked in 1996.

Service charges on deposit accounts were $601,000 in 1996, an increase of 34% over $448,000 reported in 1995, which was a 25% increase over the $359,000 recorded for 1994. The increases in 1996 and 1995 were caused in part by the increase in deposit accounts of $36,295,000 from the acquisition of the Gretna branch office and $21,410,000 from the acquisition of the Yanceyville branch office. The remaining increases in both years were attributable to growth in existing deposit accounts and new accounts.

Non-deposit fees and insurance commissions were $106,000 in 1996, a decrease of 7% from the $114,000 reported in 1995. During 1995 non-deposit fees and insurance commissions decreased 11% from $128,000 reported in 1994. Decreases in 1995 and 1996 resulted primarily from a corresponding decrease in the volume of new loans which carry fees and insurance commissions. Due to market conditions the Bank was not able to sustain the same volume of this type of new loans during 1995 and 1996.

Other income was $88,000 in 1996, a decrease of 32% from the $130,000 recorded in 1995, which in turn was a decrease of 45% from the $238,000 recorded in 1994. Other income for 1994 included $43,000 in gains on sales of securities and $126,000 in a gain on sale of real estate. The year 1995 included $46,000 in gains on sales of securities and no gains on sale of real estate. There were no gains on sales of securities recorded in other income during 1996.


Non-Interest Expense

Non-interest expense totaled $10,167,000 in 1996, an increase of $1,465,000 or 17% over the $8,702,000 in 1995, which in turn was an increase of $551,000 or 7% over the $8,151,000 recorded for 1994. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, FDIC insurance expense, postage and printing, merger related expense and other expenses.

Salaries totaled $4,083,000 for 1996, an increase of 8% over 1995.
The increase in 1996 included the addition of employees from the acquisition of the Yanceyville branch office and the opening of Mutual Mortgage of the Piedmont, Inc.. Salaries totaled $3,787,000 in 1995, an increase of 8% over $3,520,000 reported for 1994. The increase in 1995 included the addition of employees from the acquisition of the Gretna branch office.

Pension and other employee benefits totaled $913,000 in 1996, a decrease of 15% from the $1,073,000 recorded in 1995, which in turn was an increase of 17% over the $918,000 reported in 1994. In 1996 the pension plan of Mutual was terminated and a distribution made to the employees. All employees of Mutual were then added to the Corporation's pension plan. The decrease in 1996 resulted primarily from a gain recorded on the curtailment and settlement of Mutual's pension plan. In 1995 both the pension plan and the executive deferred compensation plan were amended and employees from the Gretna acquisition were added to the pension plan.

The total occupancy and equipment expense was $1,212,000 for 1996, an increase of 16% over $1,044,000 reported for 1995. This, in turn, was an increase of 1% over $1,034,000 recorded in 1994. The increase of 16% in 1996 was primarily the cumulative result of adding the Gretna branch office in 1995 and the Yanceyville branch office in 1996, along with the 1996 move of the operations departments into the renovated upper two floors of the Tower Drive branch office.

FDIC insurance expense was $467,000 in 1996, an increase of 15% from the $407,000 recorded in 1995. The 1995 FDIC insurance expense was a decrease of 36% from the $637,000 shown in 1994. The decrease in 1995 resulted from a reduction, at mid-year, in the premium required by the FDIC for American National Bank and Trust Company, from $.23 per one hundred of deposits to $.04 per one hundred of deposits. The FDIC further reduced the premiums in 1996 for deposits held by American National Bank and Trust Company to the minimum of $500 per quarter. At the same time the Corporation was required to pay premiums on deposits held by Mutual, at the time of the merger, at a rate of $.23 per one hundred of deposits. In 1996 the Corporation also had to pay to the FDIC a one-time assessment of $350,000 against the Mutual deposits to recapitalize the SAIF fund. This assessment was the primary cause of the 15% increase in FDIC insurance expense for the year 1996.

Postage and printing expense was $397,000 in 1996, an increase of 40% from the $284,000 recorded in 1995, which in turn was an increase of 9% from the $260,000 recorded in 1994. The increase in 1996 was primarily from an increase in deposits and loans which included increases from the acquisition of the Gretna branch office in 1995 and the Yanceyville branch office in 1996 and postage and printing indirectly related to the merger of Mutual into the Corporation.

Merger-related expense for 1996 was $1,056,000. This included non-recurring items such as legal services, financial advisory services, accounting services, regulatory fees, data conversion costs, signage and other expense. Also included were losses on securities held by Mutual at the time of the merger which were not compatible with the Corporation's investment program. During 1995, $140,000 was recorded in merger-related expenses. There were no merger related expenses recorded in 1994.

Other expenses were $2,039,000 in 1996, an increase of 4% from the $1,968,000 reported in 1995. Other expenses in 1995 increased 10% over the $1,782,000 recorded in 1994. Other expenses in 1995 included an increase in consulting fees for general operational and planning purposes and $103,000 of amortization expense of core deposit intangibles related to the Gretna acquisition. In 1996 other expenses included $318,000 of amortization expense of core deposit intangibles related to both the Gretna acquisition and the Yanceyville acquisition.


Income Taxes

The provision for income taxes (total of current and deferred) was $2,381,000 in 1996, compared with $2,283,000 in 1995 and $2,106,000 in
1994. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income which is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The increase in the 1996 provision for income taxes, compared to the 1995 provision, results primarily from an increase in taxable income caused by increases in pre-tax income.


Capital Management

Regulatory agencies issued risk-based capital guidelines which were fully effective in 1992. The guidelines were established to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.

Under the guidelines, total capital has been defined as core (Tier
I) capital and supplementary (Tier II) capital. The Bank's Tier I capital consists primarily of stockholder's equity, while Tier II capital consists of the reserve for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.

The guidelines require that total capital (Tier I and Tier II) of 8%
be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 1996, the Bank's Tier I and Total capital ratios were 19.42% and 20.66%, respectively. At December 31, 1995, these ratios were 22.42% and 23.67%, respectively. The ratios for both years were well in excess of the regulatory requirements.

The Corporation's leverage ratios (stockholders' equity divided by year-end assets) were 11.86% and 12.59% at December 31, 1996 and 1995, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio 100 to 200 basis points above the 3% minimum depending upon risk profiles and other factors.

The Corporation's 1996 capital formation rate (net income less dividends declared, divided by average stockholders' equity) was 5.3%. This compares with 6.8% in 1995 and 5.1% in 1994. These ratios evidence the Corporation's attainment of its goal of meeting future capital requirements by retaining a portion of operating earnings while providing steadily increasing cash dividends.

Prior to 1996 the Corporation paid cash dividends on a semi-annual basis. In 1996 the Corporation began paying dividends on a quarterly basis and the Board of Directors declared regular quarterly dividends totaling $.69 per share of common stock.

The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.


Liquidity

Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from maturing loans and investment securities to meet present liquidity needs.

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

Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.

The Corporation's major source of funds and liquidity is its deposit base. The mix of this deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 1996, as shown in the consolidated balance sheets, this mix remained relatively stable with time deposits increasing $ 16,838,000 during 1996 and other deposits subject to immediate withdrawal such as demand, money market and savings increasing by $17,803,000. During 1995 the consolidated statements of cash flows indicated a trend to time deposits. During 1995 time deposits increased by $30,559,000 while demand, money market and savings decreased by $22,181,000.

The 1996 Consolidated Statement of Cash Flows appearing in the financial statement section shows a net increase in cash and cash equivalents of $2,033,000 during the past year. This increase was the result of a combination of $6,347,000 provided by operating activities, $28,536,000 net cash used by investing activities (primarily used to purchase securities with the proceeds of assumed deposits from the Yanceyville, North Carolina acquisition and the reinvestment of certain Mutual securities), and $24,222,000 provided by financing activities, which consisted of increases in deposit accounts, an increase in federal funds purchased and repurchase agreements and proceeds from the exercise of stock options, less cash dividends paid.

It is the policy of the Bank to schedule maturities of investments through a laddered structure which provides sources of liquidity on a periodic basis in each year. The cash provided by operating and financing activities, in addition to the cash provided by maturing of investments, more than adequately supplied the Corporation's liquidity needs at all times during the year.

Liquidity strategies are implemented and monitored by the Corporation's Asset Liability/Investment Committee on a day to day basis. The activities of the Committee are reported to and reviewed by the Board of Directors. The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds and net interest income. The Corporation's ability to reprice both assets and liabilities, as well as its policy to schedule maturities of investments, give it flexibility in its control over liquidity needs.

The following interest rate sensitivity table reflects the Corporation's assets and liabilities on December 31, 1996 that will either be repriced in accordance with market rates or mature within the periods indicated. The Corporation monitors and manages its interest rate risk position with the objectives of increasing earnings and minimizing adverse changes in net interest income. The objectives are attained through a policy of maintaining a relatively balanced interest-sensitive ratio. The optimum position for the least risk to the Corporation is a ratio of 1.00. Although management attempts to maintain a ratio close to 1.00, in a declining interest rate market it is more desirable to have a ratio below 1.00, permitting the Corporation to reprice more liabilities than assets. In a rising interest rate market, however, it is more advantageous to have a ratio greater than 1.00, allowing the Corporation to reprice a greater amount of assets than liabilities.

Although the ratios shown below do not appear as balanced, it should be recognized that the Corporation's interest-sensitive position changes quickly as a result of management decisions and market conditions. No prepayment assumptions are reflected in the table. The table shows the sensitivity of the Corporation's balance sheet at one point in time and is not necessarily indicative of its position on other dates.


                               Interest Rate Sensitivity Analysis
                                December 31, 1996 (in thousands)

                                                  Over 3      Over 6
                                        3         Months      Months      Over 1
                                    Months          - 6         - 12      Year -     Over 5
                                    or Less       Months      Months     5 years     Years      Total
Interest sensitive assets:
  Interest bearing deposits
    with other banks                  $199           $0          $0         $0         $0       $199
  Investment securities:
   Available for sale                  499        2,257       5,012     62,769     16,834     87,371
   Held to maturity                  7,008        5,755      13,036     33,759     28,828     88,386
  Commercial loans                  47,842        1,453       8,311        821        917     59,344
  Mortgage loans                    31,823       19,073      34,777     28,700     11,314    125,687
  Consumer loans                     6,596        4,145       7,925     32,686        656     52,008
    Total interest
      sensitive assets              93,967       32,683      69,061    158,735     58,549    412,995

Interest sensitive liabilities:
  NOW and savings deposits         116,774            0           0          0          0    116,774
  Money market deposits             21,810            0           0          0          0     21,810
  Time deposits                     39,591       28,889      40,464     72,488         76    181,508
  Federal funds purchased and
    repurchase agreements           23,484            0           0          0          0     23,484
    Total interest
      sensitive liabilites         201,659       28,889      40,464     72,488         76    343,576
Interest sensitivity gap         -$107,692        3,794      28,597     86,247     58,473    $69,419

Cumulative interest sensitivity gap           -$103,898    -$75,301    $10,946    $69,419

Percentage cumulative gap
  to total interest sensitive assets   -26 %        -25 %       -18 %        3 %       17 %


Of the loans in the above table that either mature or can be repriced in periods over 1 year, $30,792 have adjustable rates and $44,302 have fixed rates.

INVESTMENT PORTFOLIO


The following table presents information on the book and market values, maturities and taxable equivalent yields of investment securities at the end of the last 3 years (in thousands, except yields and footnote):

                                 1996                          1995                         1994
                    -----------------------------  ----------------------------  ---------------------------
                                          Taxable                       Taxable                      Taxable
                     Book      Market  Equivalent  Book     Market   Equivalent  Book     Market  Equivalent
                    Value       Value       Yield  Value     Value        Yield  Value     Value       Yield
U.S. Government:
  Within 1 year    $32,073    $32,060     5.69 %  $29,055    $29,124    5.60 %  $29,059   $28,590     4.11 %
  1 to 5 years      62,907     62,922     6.18     64,923     65,091    6.00     36,893    35,719     5.75
    Total           94,980     94,982     6.02     93,978     94,215    5.88     65,952    64,309     5.03

Federal Agencies:
  Within 1 year        750        750     3.98      1,452      1,455    4.28      1,591     1,493     4.18
  1 to 5 years      30,075     30,115     6.32     17,601     17,319    5.30     19,470    18,275     5.14
  6 to 10 years     21,103     21,022     6.67     14,375     14,145    6.57     15,909    14,932     6.51
  After 10 years       930        936     7.24        811        818    7.02        909       853     6.89
    Total           52,858     52,823     6.47     34,239     33,737    5.94     37,879    35,553     5.53

State and Municipal:
  Within 1 year        744        748     9.47        885        903    7.91        712       699     9.01
  1 to 5 years       3,119      3,178     7.79      3,208      3,272    8.38      2,562     2,516     9.17
  6 to 10 years     11,318     11,502     7.78      7,963      8,122    8.02      6,360     6,246     8.42
  After 10 years     6,836      6,857     7.71      3,600      3,600    7.57      2,862     2,810     8.79
    Total           22,017     22,285     7.82     15,656     15,897    7.93     12,496    12,271     8.67

Other Investments:
  Within 1 year         --         -        -          10         10    5.50         -         -         -
  1 to 5 years         427        427     6.52      2,076      2,097    6.21      2,417     2,296     6.10
  6 to 10 years      2,998      2,998     6.97      1,920      2,016    6.69      2,226     2,115     6.52
  After 10 years     2,477      2,477     7.12      1,329      1,329    7.07      1,539     1,462     6.93
    Total            5,902      5,902     7.01      5,335      5,452    6.63      6,182     5,873     6.47

    Total         $175,757   $175,992     6.38 % $149,208   $149,301    6.14 % $122,509  $118,006     5.59 %
      Portfolio


At December 31, 1996, securities available for sale (at amortized cost) totaled $86,896,000 and included $53,753,000 in U. S. Government securities, $18,175,000 in federal agencies, $9,061,000 in state and municipal and $5,907,000 in other securities. A net unrealized gain of $314,000 related to these securities was recorded at December 31, 1996. At December 31, 1995 securities available for sale (at amortized cost) totaled $50,154,000 and included $38,783,000 in U. S. Government securities, $2,500,000 in federal agencies, $5,319,000 in state and municipal, and $3,552,000 in other securities. In 1995 the Corporation recorded a net unrealized gain of $628,000 on these securities.

Securities held to maturity totaled $88,386,000 and $98,102,000 at December 31, 1996 and 1995, respectively and had respective estimated fair values of $88,621,000 and $98,196,000. Of the amount at December 31, 1996, $40,948,000, or 46%, were U. S. Government direct obligations, $34,615,000 or 39% were federal agencies and $12,823,000 or 15% were state and municipal securities. Securities held to maturity at December 31, 1996 consisted of $7,746,000 due in one year or less, $62,366,000 due after one year through five years, $9,172,000 due in five years through ten years and $7,611,000 due after ten years. The state and municipal securities were diversified among many different issues and localities. All investments by the Corporation in state and municipal securities were rated "A" or better.

The market value of the total investment portfolio at December 31, 1996 exceeded the book value by $235,000. No losses are anticipated since the Corporation has the ability and intent to hold these securities until their respective maturities. The maturities of the investment portfolio are laddered in a consistent pattern to meet the Corporation's liquidity needs of future years.


Loan Portfolio

Total gross loans increased $20,684,000 or 10% during 1996. As shown in schedule A below, the primary increases in types of loans were commercial and industrial loans, loans to individuals for personal expenditures, real estate loans secured by nonfarm, nonresidential properties and real estate loans secured by 1 - 4 family residential properties.

The loan portfolio is diversified and consists of 55% mortgage loans, 23% commercial loans and 22% consumer loans.

Note 9 of the Consolidated Financial Statements presents related party loan activity. A substantial portion of the loan additions and payments result from floorplan activity by two automobile dealerships owned separately by two of the Corporation's Directors.

The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.


Real Estate Loans

Commercial real estate loans have received considerable attention in recent years by the bank regulators and the news media. The concerns have been in real estate values in certain areas of the country and the quality of banks' commercial real estate portfolios. It is difficult to measure commercial real estate values within the Corporation's trade area due to the light sales activity. Commercial real estate values did not escalate to levels seen in other areas of the state and country during the ten years prior to the last recession and Management has not detected a significant change in values within the Corporation's trade area during 1996 or 1995. Management has confined its real estate lending to its trade area and has always taken a conservative approach in its lending practice to maintain equity in real estate loans. The Bank has not experienced any commercial real estate charge-offs in recent years.

The Corporation is conforming to the real estate appraisal guidelines set forth by the Comptroller of the Currency.

The total of outstanding real estate loans at December 31, 1996 was $131,365,000. This consisted of $90,495,000 or 69% in loans secured by 1-4 family residential properties, $35,289,000 or 27% in loans secured by non-farm, non-residential properties, $3,640,000 or 3% in construction and land development, $1,169,000 or 1% in loans secured by farmland and $772,000 of other real estate loans.

Nonperforming real estate loans at December 31, 1996 and 1995 were $14,000 and $290,000, respectively. There were no real estate loans on accrual status and past due 90 days or more at December 31, 1996. At December 31, 1995 real estate loans on accrual status and past due 90 days or more totaled $23,000.


Asset Quality

The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains a reserve for loan losses, which is available to absorb losses inherent in the loan portfolio. The reserve is increased by the provision for losses and by recoveries from losses. Charge-offs decrease the reserve. The adequacy of the reserve for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Provision and Reserve for Loan Losses" are considered in determining the adequacy of the reserve.

Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a nonaccuring loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.

Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of 1996 and 1995.

At December 31, 1996 and 1995, loans in a nonaccrual or restructured status totaled approximately $33,000 and $306,000, respectively. As shown in schedule C below, loans on accrual status and past due 90 days or more have increased during 1996 by $318,000 from $161,000 reported in 1995 to $479,000 in 1996. The total of nonperforming loans and loans past due 90 days or more at December 31, 1996 was $512,000, an increase of $45,000 from the $467,000 shown at December 31, 1995. An increase in the volume of loans, as well as attempts to become more competitive in automobile financing, caused past due loans and net loan charge-offs to increase during 1996.

Management has in place an aggressive program to control loan delinquencies and the level of past due loans and nonperforming loans is
considered to be within an acceptable range.	Total nonperforming loans
and loans past due 90 days or more represent .2% of total loans at December 31, 1996 and .2% at December 31, 1995. Total nonperforming loans and past due loans 90 days or more on an accrual status is considered low by industry standards.


A.  The following table presents the year-end balances of loans, classified by type (in thousands):

                                         1996        1995        1994        1993        1992
Real estate loans:
  Construction and land development    $3,640      $5,499      $4,130      $2,244      $2,937
  Secured by farmland                   1,169       1,032         872         716         745
  Secured by 1-4 family residential
      properties                       90,495      81,667      75,691      76,742      76,545
  Secured by multi-family (5 or more)
      residential properties              772         751         518         126         255
  Secured by nonfarm, nonresidential
      properties                       35,289      33,950      29,003      30,973      26,400

Loans for purchasing or carrying sec        0           0           0           0          40
Loans to farmers                        2,672       2,529       2,173       1,768       2,066
Commercial and industrial loans        49,247      46,902      41,804      32,215      33,584
Loans to individuals for personal
  expenditures                         51,066      42,063      36,027      36,049      30,494
Loans for nonrated industrial
  development obligations               2,565       1,901       2,155       2,528       3,666
All other loans                           124          61         255          11         121

  Total loans                        $237,039    $216,355    $192,628    $183,372    $176,853


There were no foreign loans outstanding during any of the above periods.

B.  An analysis of the loan maturity and interest rate sensitivity is as follow


                      Remaining Maturities or First Repricing Opportunities
                      (in thousands)

                                  Over 1     Over
                       1 Year    Year to     Five
                       or Less   5 Years     Years     Total    Percent
Commercial, financial
    and agricultural   $54,827      $821      $56    $55,704       23%

Real estate constructi   3,640        -         -      3,640        2%

Real estate mortgage    91,327    28,700    5,660    125,687       53%

Consumer                18,665    32,686      657     52,008       22%
                      $168,459   $62,207   $6,373   $237,039      100%

Rate Sensitivity:

Pre-determined rate     18,355    38,507    5,795     62,657       26%

Floating or adjustable 150,104    23,700      578    174,382       74%
                       168,459    62,207    6,373    237,039      100%

Percent                     71%       26%       3%       100%


  Certain short term loans and demand loans within the commercial, financial and agricultural classifications are anticipated to be curtailed prior to any renewal. Normally these loans are expected to be paid within one year and all such loans have been classified within the one year category. Any rollovers allowed depend upon the Bank's loan policy after a reappraisal of the borrower's creditworthiness at the date of maturity.


C. Nonperforming loans and loans past due 90 days or more (in thousands, except ratios):


                                     1996     1995       1994      1993      1992
Nonaccruing loans:
  Real Estate                         $14     $290        $36      $445      $533
  Commercial                            0        0         40        73       185
  Agricultural                         19       16          0         0         0
    Total nonaccruing loans            33      306         76       518       718

Restructured loans:
  Commercial                            0        0        109       256       332
    Total restructured loans            0        0        109       256       332
      Total nonperforming loans       $33     $306       $185      $774    $1,050

Loans on accrual status past
  due 90 days or more:
    Real Estate                        $0      $23         $0        $0       $28
    Installment                       241       95        112       108        61
    Revolving credit                    3        6          1         0         0
    Commercial                        225       22          0         0         0
    Agricultural                       10       15          0         0         0
      Total past due loans           $479     $161       $113      $108       $89

Asset Quality Ratios:
  Reserve for loan losses
    to year-end net loans            1.30%    1.28%      1.29%     1.26%     1.27%
  Nonperforming loans
    to year-end net loans            0.01%    0.14%      0.10%     0.43%     0.61%
  Reserve for loan losses
    to nonperforming loans         93.03X    9.01X     13.26X     2.91X     2.09X


At December 31, 1996, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans, other than as shown in Table A on previous page.

Summary of Loan Loss Experience


An analysis of the reserve for losses is set forth in the following table (in thousands):

                                   1996      1995      1994      1993      1992
Balance at beginning of period   $2,757    $2,454    $2,256    $2,194    $2,004

Charge-offs:
  Commercial loans                    9         0         5        80        24
  Real estate loans                   0         0        14        11        23
  Installment loans                 493       241       112       113       120
                                    502       241       131       204       167

Recoveries:
  Commercial loans                    3         0         0         0         0
  Real estate loans                   0         0         4         0         0
  Installment loans                 114        60        53        52        29
                                    117        60        57        52        29

Net charge-offs                     385       181        74       152       138
Provision for loan losses           673       484       272       214       328
Other                                25         0         0         0         0
Balance at end of period         $3,070    $2,757    $2,454    $2,256    $2,194

Percent of net charge-offs
  to average net loans outstanding
  during the period                0.17%     0.09%     0.04%     0.09%     0.08%



The reserve for loan losses is based upon the quality of loans as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amount of secured and unsecured loans, banking industry standards and averages, and general economic conditions.  At the time that collection of the outstanding balance of specific loans together with related interest is considered doubtful, such loans are placed in a nonaccuring status.

Deposits

The following table presents the average amount of deposits and the average rate paid on those deposits for the past 3 years
(in thousands):

                                       1996              1995              1994
                                    Average  Average  Average  Average  Average  Average
                                    Amount    Rate    Amount    Rate    Amount    Rate
Demand deposits -
  non-interest bearing              $34,723     - %   $29,303     - %   $25,856     - %
Demand deposit - interest bearing    43,012    2.90%   36,892    2.94%   33,770    2.46%
Money market                         21,414    2.98%   21,480    3.24%   25,787    2.67%
Savings                              65,764    3.06%   69,727    3.11%   81,710    2.99%
Time                                172,390    5.61%  136,725    5.26%  113,138    4.33%

                                   $337,303    4.48% $294,127    4.21% $280,261    3.49%

Certificates of Deposit

Certificates of deposit at the end of 1996 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                     $5,812
Over 3 through 6 months               5,541
Over 6 through 12 months              7,114
Over 12 months                       16,005

                                    $34,472


Return on Assets and
Stockholders' Equity

The following table presents certain rates of return and percentages for the past 3 years:

                                       1996    1995      1994

Return on average assets               1.24%   1.43%     1.37%
Return on average stockholder's equ   10.12%  10.62%    10.13%
Dividend payout ratio                 44.97%  36.00%    50.16%
Average stockholders' equity to
  average assets                      12.22%  13.43%    13.53%



Impact of Inflation and Changing Prices


The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. Due to this fact, the effects of inflation on the Corporation's balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses which tend to rise during periods of general inflation.

Management feels that the most significant impact on financial results is changes in interest rates and the Corporation's ability to react to those changes. As discussed previously, Management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

                                              Quarterly Financial Results
                                          (in thousands, except per share amounts)
                                          American National Bankshares Inc. and Subsid


                                            Fourth    Third   Second    First
              1996                          Quarter  Quarter  Quarter  Quarter
Interest income...........................  $7,958   $7,607   $7,182   $7,185
Interest expense..........................   3,827    3,587    3,480    3,476

  Net interest income.....................   4,131    4,020    3,702    3,709
Provision for loan losses.................     255      165      122      131
  Net interest income after provision.....   3,876    3,855    3,580    3,578

Non-interest income.......................     642      678      761      610
Non-interest expense......................   2,272    2,496    2,086    3,313

  Income before income tax provision......   2,246    2,037    2,255      875
Income tax provision......................     669        4      697    1,011

  Net income..............................  $1,577   $2,033   $1,558    -$136

Per common share:
  Net Income..............................   $0.48    $0.62    $0.48   -$0.04
  Cash dividends..........................   $0.18    $0.18    $0.18    $0.15


              1995

Interest income...........................  $7,169   $6,641   $6,171   $5,952
Interest expense..........................   3,385    3,015    2,634    2,449

  Net interest income.....................   3,784    3,626    3,537    3,503
Provision for loan losses.................     110      160      121       93
  Net interest income after provision.....   3,674    3,466    3,416    3,410

Non-interest income.......................     444      539      554      498
Non-interest expense......................   2,533    2,021    2,083    2,065

  Income before income tax provision......   1,585    1,984    1,887    1,843
Income tax provision......................     490      625      584      584

  Net income..............................  $1,095   $1,359   $1,303   $1,259

Per common share:
  Net Income..............................   $0.34    $0.42    $0.41    $0.39
  Cash dividends..........................   $0.25    $0.04    $0.24    $0.03



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of American National Bankshares Inc.:


We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and
Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Greensboro, North Carolina,
January 15, 1997.


Consolidated Balance Sheets
December 31, 1996 and 1995
American National Bankshares Inc. and Subsidiary


ASSETS                                                                1996              1995
Cash and due from banks ........................................   $14,622,925       $10,394,143
Interest-bearing deposits in other banks........................       198,978         1,294,696
Federal funds sold .............................................             0         1,100,000

Investment securities:
  Securities available for sale (at market value)...............    87,370,469        51,105,690
  Securities held to maturity (market value of $88,621,066
    in 1996 and $98,195,684 in 1995)............................    88,386,136        98,101,877
      Total investment securities...............................   175,756,605       149,207,567

Loans ..........................................................   237,039,181       216,355,333
  Less--
    Unearned income.............................................      -460,156          -913,753
    Reserve for loan losses.....................................    -3,069,624        -2,757,401
        Net loans...............................................   233,509,401       212,684,179

Bank premises and equipment, at cost, less accumulated
  depreciation of $6,147,665 in 1996 and $5,649,988 in 1995.....     6,384,751         5,837,775
Accrued interest receivable and other assets....................     9,685,018         7,960,483
        Total assets............................................  $440,157,678      $388,478,843

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................   $41,891,451       $32,577,952
  Demand deposits -- interest bearing...........................    46,776,481        41,601,855
  Money market deposits.........................................    21,810,145        22,408,567
  Savings deposits..............................................    69,997,457        66,084,475
  Time deposits ................................................   181,507,058       164,669,538
        Total deposits..........................................   361,982,592       327,342,387

  Federal funds purchased.......................................     8,425,000                 0
  Repurchase agreements.........................................    15,059,281         9,572,035
  Accrued interest payable and other liabilities................     2,473,111         2,652,305
        Total liabilities.......................................   387,939,984       339,566,727

Stockholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................            -                 -
  Common stock, $1 par,10,000,000 shares authorized,
    3,279,798 and 3,213,641 shares outstanding in 1996 and 1995.     3,279,798         3,213,641
  Capital in excess of par value................................    10,631,585         9,966,711
  Retained earnings.............................................    37,992,700        35,103,697
  Net unrealized gains .........................................       313,611           628,067
        Total stockholders' equity..............................    52,217,694        48,912,116
        Total liabilities and stockholders' equity..............  $440,157,678      $388,478,843



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



Consolidated Statements of Income
For The Years Ended December 31, 1996, 1995 and 1994
American National Bankshares Inc. and Subsidiary

                                                       1996            1995            1994
Interest Income:
  Interest and fees on loans.....................   $20,334,588     $18,431,601     $14,922,579
  Interest on federal funds sold and other.......       434,674         201,787         210,302
  Income on investment securities:
    U. S. Government.............................     6,022,023       3,860,228       3,203,707
    Federal agencies.............................     1,711,974       2,315,000       2,404,794
    State and municipal .........................       988,159         694,565         678,055
    Other investments............................       440,374         430,192         414,768
      Total interest income......................    29,931,792      25,933,373      21,834,205
Interest Expense:
  Interest on deposits:
    Demand.......................................     1,245,678       1,084,850         829,520
    Money market.................................       637,954         695,495         689,315
    Savings......................................     2,012,717       2,170,799       2,444,627
    Time.........................................     9,670,514       7,192,868       4,903,718
  Interest on short-term borrowed funds..........       803,099         339,672          52,043
      Total interest expense.....................    14,369,962      11,483,684       8,919,223
Net Interest Income..............................    15,561,830      14,449,689      12,914,982
Provision for Loan Losses........................       673,291         483,930         271,802
Net Interest Income After Provision
  For Loan Losses................................    14,888,539      13,965,759      12,643,180
Non-Interest Income:
  Trust department income........................     1,896,266       1,343,015       1,396,072
  Service charges on deposit accounts............       600,606         447,898         359,150
  Non-deposit fees and insurance commissions.....       106,015         113,842         128,167
  Other income...................................        88,355         130,296         238,342
      Total non-interest income..................     2,691,242       2,035,051       2,121,731
Non-Interest Expense:
  Salaries.......................................     4,083,106       3,786,607       3,520,037
  Pension and other employee benefits............       912,935       1,073,453         918,131
  Occupancy and equipment expense................     1,211,974       1,044,086       1,033,543
  FDIC insurance expense.........................       466,663         406,624         636,986
  Postage and printing...........................       397,409         283,591         259,748
  Merger related expense.........................     1,055,695         140,000               0
  Other expenses.................................     2,039,282       1,967,850       1,782,145
      Total non-interest expense.................    10,167,064       8,702,211       8,150,590
Income Before Income Tax Provision...............     7,412,717       7,298,599       6,614,321
Income Tax Provision.............................     2,380,529       2,282,836       2,105,682
Net Income.......................................    $5,032,188      $5,015,763      $4,508,639
Net Income Per Common Share, based on weighted
  average shares outstanding of 3,267,038 for 199
  and 3,213,641 for 1995 and 1994..................       $1.54           $1.56           $1.40

The accompanying notes to consolidated financial statements are an integral part of these statements.



                              CONSOLIDATED STATEMENTS of CHANGES in STOCKHOLDERS' EQUITY
                                  FOR the YEARS ENDED DECEMBER 31, 1996, 1995 and 1994
                                    American National Bankshares Inc. and Subsidiary

                                                Common Stock               Capital in                      Net           Total
                                                                           Excess of      Retained      Unrealized   Stockholders'
                                                  Shares       Amount      Par Value      Earnings    Gains (Losses)    Equity
Balance, December 31, 1993..................     3,213,641   $3,213,641     $9,966,711   $29,634,185             $0   $42,814,537

Net income..................................             0            0              0     4,508,639              0     4,508,639

Cash dividends, at $.75 per share...........             0            0              0    -1,800,000              0    -1,800,000

Cash dividends declared by merged company                0            0              0      -461,640              0      -461,640

ESOP loan payments..........................             0            0              0        12,390              0        12,390

Net unrealized loss.........................             0            0              0             -        -28,641       -28,641

Balance, December 31, 1994..................     3,213,641    3,213,641      9,966,711    31,893,574        -28,641    45,045,285

Net income..................................             0            0              0     5,015,763              0     5,015,763

Cash dividends, at $.56 per share...........             0            0              0    -1,344,000              0    -1,344,000

Cash dividends declared by merged company                0            0              0 *    -461,640              0      -461,640

Net unrealized gain.........................             0            0              0             0        656,708       656,708

Balance, December 31, 1995..................     3,213,641    3,213,641      9,966,711    35,103,697        628,067    48,912,116

MSB fiscal year to calendar year adjustment:
  Net income................................             0            0              0       235,485              0       235,485
  Cash dividends............................             0            0              0      -115,610              0      -115,610

Exercise of stock options...................        66,270       66,270        668,192             0              0       734,462
Cash paid for fractional shares.............          -113         -113         -3,318             0              0        -3,431

Net income..................................             0            0              0     5,032,188              0     5,032,188

Cash dividends, at $.69 per share..........              0            0              0    -2,263,060              0    -2,263,060

Net unrealized loss.........................             0            0              0             0       -314,456      -314,456

Balance, December 31, 1996..................     3,279,798   $3,279,798    $10,631,585   $37,992,700       $313,611   $52,217,694

The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994
American National Bankshares Inc. and Subsidiary

                                                                                  1996              1995           1994
Cash Flows from Operating Activities:
  Net income...............................................................    $5,032,188     $5,015,763     $4,508,639
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses............................................       673,291        483,930        271,802
      Depreciation.........................................................       562,299        575,649        513,192
      Amortization of intangibles..........................................       317,961        102,774              0
      Amortization of premiums and (discounts)
        on investment securities...........................................        36,737         -2,340         96,219
      Loss (gain) on sale of securities....................................       338,103        -24,037        -42,673
      Gain on sale of property and equipment...............................       -32,015              0              0
      Gain on sale of real estate owned....................................             0              0       -126,029
      Federal Home Loan Bank stock dividends...............................             0              0        -10,300
      Deferred income taxes benefit........................................       -61,225        -79,218       -133,869
      Reconciliation of fiscal year of merged company to calendar year.....      -379,006              -              0
      Increase in interest receivable......................................      -227,123     -1,001,503       -353,418
      (Increase) decrease in other assets..................................      -112,123         42,021        163,255
      Increase in interest payable.........................................       522,644        389,520          5,489
      (Decrease) increase in other liabilities.............................      -324,563        269,762        158,341
      Net cash provided by operating activities............................     6,347,168      5,772,321      5,050,648

Cash Flows from Investing Activities:
    Acquisition of branch operations.......................................    14,866,883     30,716,425              0
    Proceeds from maturities, calls, and sales of securities ..............    56,166,496     34,211,253     48,693,621
    Purchases of securities available for sale.............................   -28,709,857     -2,733,960              0
    Purchases of securities held to maturity...............................   -53,916,004    -57,278,228    -43,913,715
    Net increase in loans..................................................   -16,108,172    -22,985,274    -11,175,700
    Purchases of property and equipment....................................      -993,541       -488,557       -643,347
    Proceeds from sale of real estate owned................................             0              0        194,500
    Proceeds from sale of property and equipment...........................       158,047              0         40,000
    Net cash used in investing activities..................................   -28,536,148    -18,558,341     -6,804,641

Cash Flows from Financing Activities:
    Net increase (decrease) in demand, money market, and savings deposits..     8,929,414    -22,181,491     -3,242,487
    Net increase in certificates of deposit................................     3,186,875     30,558,646      2,711,500
    Borrowings (repayments) from Federal Home Loan Bank....................             0     -1,500,000      1,500,000
    Net increase in federal funds purchased
        and repurchase agreements..........................................    13,912,246      3,467,240      6,104,795
    Cash dividends paid....................................................    -2,263,060     -1,805,640     -2,261,640
    Cash paid in lieu of fractional shares.................................        -3,431              -              0
    Proceeds from exercise of stock options................................       460,000              -              -
    Net cash provided by financing activities..............................    24,222,044      8,538,755      4,812,168

    Net Increase (Decrease) in Cash and Cash Equivalents...................     2,033,064     -4,247,265      3,058,175

    Cash and Cash Equivalents at Beginning of Period.......................    12,788,839     17,036,104     13,977,929

    Cash and Cash Equivalents at End of Period.............................   $14,821,903    $12,788,839    $17,036,104


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks................................................   $14,622,925    $10,394,143    $10,030,326
    Federal funds sold.....................................................             0      1,100,000      4,650,000
    Interest-bearing deposits in other banks...............................       198,978      1,294,696      2,355,778

                                                                              $14,821,903    $12,788,839    $17,036,104

Supplemental Disclosure of Cash Flow Information:
    Interest paid..........................................................   $13,746,911    $11,220,366     $8,903,826
    Income taxes paid......................................................    $2,600,939     $2,326,530     $2,262,255


                         Notes To Consolidated Financial Statements
                              December 31, 1996, 1995 and 1994

                      American National Bankshares Inc. and Subsidiary


1. Summary of Accounting Policies:


Consolidation


The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. (the Corporation) and its wholly-owned subsidiary, American National Bank and Trust Company (the Bank). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the City of Danville, Virginia, the Counties of Pittsylvania and Henry in Virginia and the County of Caswell in North Carolina. Mutual Mortgage of the Piedmont, Inc., a wholly owned subsidiary of the Bank, commenced mortgage lending operations in December 1996. All significant intercompany transactions and accounts are eliminated in consolidation.


Investment Securities


The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.

Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income.

Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.

Trading account securities, of which none were held on December 31, 1996 and 1995, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income.

During the fourth quarter of 1995, the Bank transferred $2,631,000 of securities which were previously classified as held to maturity to the available for sale category. The Financial Accounting Standards Board
(FASB) provided enterprises the opportunity to make a one time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held to maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classifications.



Loans


Loans are stated at the principal amount outstanding, net of unearned income. Mortgage and commercial loans accrue interest on the unpaid balance of the loans. Consumer installment loans made prior to April 1, 1994 earn interest on the level yield method based on the daily outstanding balance. Consumer loans made subsequent to April 1, 1994 accrue interest on the unpaid balance of the loans. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using the effective interest method.


Reserve for Loan Losses


The reserve for loan losses is an estimate of losses inherent in the loan portfolio as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amount of secured and unsecured loans, banking industry standards and averages, and general economic conditions. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become reasonably estimable.


Bank Premises and Equipment


Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated over their estimated useful lives using primarily accelerated methods.


Intangible Assets


Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight line basis over 10 years. At December 31, 1996, the Bank had $4,083,000 recorded as core deposit intangibles, net of amortization. For the years ended December 31, 1996 and 1995, the Bank recorded amortization expense of $318,000 and $103,000, respectively. No amortization expense was recorded during 1994.

Income and Expense Recognition

The Bank utilizes the accrual method of accounting in recognizing items of income and expense.


Use of Estimates in the Preparation of Financial Statements


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Statement of Cash Flows


Cash and cash equivalents include cash and amounts due from banks and Federal funds sold. Generally, Federal funds are purchased and sold for one-day periods.


Income Taxes


Deferred income taxes have been provided where different accounting methods have been used for reporting income for income tax and for financial reporting purposes.


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

During 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" and SFAS No. 123, "Accounting for Stock Based Compensation". The Bank adopted the provisions of these statements on January 1, 1996. The adoption of these statements did not have a material impact on the Bank's consolidated financial position or consolidated results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which provides accounting and reporting standards for such transactions based on consistent application of a financial components approach. This approach recognizes the financial and servicing assets an entity controls and the liabilities it has incurred, as well as derecognizes financial assets when control has been surrendered and liabilities when they are extinguished. The statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125."
This statement allows the implementation of certain provisions of SFAS No. 125 to be deferred for one year. American National Bank adopted SFAS No. 125, as amended by SFAS No. 127, effective January 1, 1997. The implementation of the statements did not have a material impact on the Bank's consolidated financial position or consolidated results of operations.

2.   Parent Company Financial Information:

Condensed parent company financial information is as follows (in thousands):

							As of December 31
	Condensed Balance Sheets			  1996      1995
	Assets:
	  Investment in Subsidiary			$52,180   $48,889
	  Other Assets					     38        23
		Total Assets				$52,218   $48,912
							=======   =======
	Stockholders' Equity      			$52,218   $48,912
							=======   =======


						    For the Year Ended
							December 31
	Condensed Statements of Income		  1996	   1995      1994
	Dividends from Subsidiary		$2,283    $1,806    $2,266
	Expenses				    (2)       (1)     (1)
	Income Before Equity in Undistributed
	  Earnings of Subsidiary		 2,281     1,805     2,265

	Equity in Undistributed Earnings
	  of Subsidiary				 2,751     3,211     2,244
	Net Income				$5,032    $5,016    $4,509
 						======    ======    ======




						   For the Year Ended
						       December 31
	Condensed Statements of Cash Flows	 1996	   1995      1994
	Cash provided by dividends received
	  from Subsidiary		        $2,283    $1,806    $2,266
	Cash used for payment of dividends	(2,263)   (1,806)   (2,261)
	Other					   (11)       (1)       (1)
	Net increase (decrease) in cash		$    9    $   (1)   $    4
						======    ======    ======


3.  Mergers and Acquisitions


On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. ("Mutual") upon the approval of the stockholders of each company. The Corporation exchanged approximately 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares (which includes the exercise of all outstanding stock options).

The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition, all prior periods presented were restated to give effect to the merger.

In August 1995, the Corporation acquired the branch office of Crestar Bank in Gretna, Virginia. In addition to the branch facilities at Gretna, the Corporation acquired $2,150,000 in loans and assumed deposits of $36,295,000. This transaction was accounted for as a purchase.

In October 1996, the Corporation acquired the branch office of FirstSouth Bank located in Yanceyville, North Carolina. In addition to the branch facilities and an ATM located in Yanceyville, the Corporation acquired $4,775,000 in loans and assumed deposits of $21,405,000. This transaction was accounted for as a purchase.


4.  Investment Securities:


The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 and 1995 were as follows (in thousands):


                             1996
                        Amortized                       Estimated
                           Cost      Gains     Losses   Fair Value
Securities held to maturity:
  U.S. Government         $40,948       $52      -$49     $40,951
  Federal agencies         34,615       102      -136      34,581
  State and municipal      12,823       291       -25      13,089
  Total securities held
    to maturity            88,386       445      -210      88,621

Securities available for sale:
  U.S. Government          53,753       290       -10      54,033
  Federal agencies         18,175       189      -122      18,242
  State and municipal       9,061       171       -38       9,194
  Other                     5,907        28       -33       5,902
  Total securities
    available for sale     86,896       678      -203      87,371

  Total securities       $175,282    $1,123     -$413    $175,992

                             1995
                        Amortized                       Estimated
                           Cost      Gains     Losses   Fair Value
Securities held to maturity:
  U.S. Government         $54,347      $306      -$70     $54,583
  Federal agencies         30,738       284      -745      30,277
  State and municipal      10,227       341       -27      10,541
  Other                     2,790        40       -35       2,795
  Total securities held
    to maturity            98,102       971      -877      98,196

Securities available for sale:
  U.S. Government          38,783       848         0      39,631
  Federal agencies          2,500         3       -43       2,460
  State and municipal       5,319       115        -1       5,433
  Other                     3,552        32        -3       3,581
  Total securities
    available for sale     50,154       998       -47      51,105

  Total securities       $148,256    $1,969     -$924    $149,301


The amortized cost and estimated fair value of investments in debt securities at December 31, 1996, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                        Held to Maturity      Available for Sale
                        Amortized   Estimated Amortized Estimated
                           Cost     Fair Value  Cost    Fair Value
Due in one year or less   $25,799   $25,791    $7,747      $7,768
Due after on year
  through five years       33,759    33,874    62,366      62,769
Due after five years
  through ten years        26,192    26,295     9,172       9,227
Due after ten years         2,636     2,661     7,611       7,607
                          $88,386   $88,621   $86,896     $87,371

Proceeds from calls exercised by the issuers of investments in debt securities were $1,804,000 in 1996, $2,045,000 in 1995 and $6,905,000 in
1994. Proceeds from sales of investments in debt securities were $19,234,000 in 1996, $9,021,000 in 1995 and $543,000 in 1994. The Bank
recognized losses of $592,000 and gains of $254,000 on sales of securities during 1996 and gains of $61,000 and losses of $37,000 on sales of securities during 1995 and gains of $43,000 and no losses on sales of securities in 1994.

Investment securities with a book value of approximately $42,708,000 at December 31, 1996 were pledged to secure deposits of the U. S. Government, state and political sub-divisions and for other purposes as required by law. Of this amount, $30,716,000 was pledged to secure repurchase agreements.


5.  Loans:

Outstanding loans at December 31, 1996 and 1995 were composed of the following (in thousands):
                                                1996             1995
Real Estate loans:
 Construction and land development          $  3,640         $  5,499
  Secured by farmland                          1,169            1,032
  Secured by 1 - 4 family
	residential properties                90,495           81,667
  Secured by multi-family (5 or more)
    		residential properties           772              751
  Secured by nonfarm,
nonresidential properties      	              35,289           33,950
Loans to farmers                               2,672            2,529
Commercial and industrial loans               49,247           46,902
Loans to individuals for personal
expenditures 				      51,066           42,063
Loans for nonrated industrial development
  		obligations                    2,565            1,901
All other loans                                  124               61
    Total loans                             $237,039         $216,355
                                            ========         ========

Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 1996, 1995 and 1994, loans in a nonaccrual or restructured status totaled approximately $33,000, $306,000 and $184,000, respectively.

Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 1996, 1995 and 1994, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at December 31, if all such loans had been accruing interest at the original contractual rate, was $40,000, $25,000 and $20,000, respectively. No interest payments were recorded in 1996, 1995 or 1994 as interest income for all such nonperforming loans.

Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.

As of January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank had previously measured the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.

For purposes of applying SFAS No. 114, commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are excluded from the scope of SFAS No. 114 as they are considered smaller-balance homogeneous loans that are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status.

During 1996, the Bank did not identify any loans as impaired.

The loan portfolio is concentrated primarily in the immediate geographic region which is the Corporation's trade area consisting of the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 1996.

An analysis of the reserve for loan losses is as follows (in thousands):

				         1996       1995      1994
	Balance, beginning of year	$2,757     $2,454    $2,256
	Provision for loan losses
	  charged to expense		   673        484       272
	Charge-offs			  (502)      (241)     (131)
	Recoveries			   117         60        57
	Other                               25          -         -
	Balance, end of year		$3,070     $2,757    $2,454
					======     ======    ======


6.  Time Deposits:

Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $34,472,000, $28,654,000 and $16,573,000 at December 31, 1996, 1995 and 1994, respectively. Interest expense on such deposits during 1996, 1995 and 1994 was $1,392,000, $788,000 and $468,000, respectively.



7.  Income Taxes:

The components of the Corporation's net deferred tax assets as of December 31, 1996 and December 31, 1995, were as follows (in thousands):

				     December 31            December 31
                                         1996	                1995
	Deferred tax assets:
	Reserve for loan losses	     $    840 			$697
	Deferred compensation		  219			 184
	Other			          150                    301
				        1,209                  1,182
	Valuation allowance	         (121)			(194)
	Total deferred tax assets	1,088			 988
	Deferred tax liabilities:
	  Depreciation		          211			 195
	  Net unrealized gains	          162			 324
	  Prepaid pension	           75			  91
	  Other		                  346	 		 131
	Total deferred tax liabilities    794			 741

	Net deferred tax assets		$ 294  			$247
					 ====                    ===

The provision for income taxes consists of the following (in thousands):


                                    1996       1995        1994

Taxes currently payable            $2,442     $2,362      $2,240
Deferred tax benefit                  (61)       (79)       (134)
                                   $2,381     $2,283      $2,106
                                   ======     ======      ======

The effective rates of the provision differ from the statutory federal income tax rates due to the following items:

                                     1996       1995      1994

Federal statutory rate               34.0%      34.0%     34.0%
Non-taxable interest income          (3.6)      (3.5)     (3.2)

Non-deductible merger expenses        2.3   	  .8        --
Other                                ( .6)        --       1.0
                                     32.1%      31.3%     31.8%
                                     =====      =====     =====


8.  Commitments and Contingent Liabilities:


The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.

Commitments to extend credit, which amounted to $65,030,000 and $33,967,000 at December 31, 1996 and 1995, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

There were no commitments at December 31, 1996 to purchase securities when issued. Commitments to purchase securities when issued amounted to $3,250,000 at December 31, 1995.

Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 1996 and 1995 the Bank had $705,000 and $632,000 in outstanding standby letters of credit.

Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position and consolidated results of operations.

The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. At December 31, 1996, this reserve requirement was approximately $3,942,000.


9.  Related Party Transactions:


The Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The total amount of loans outstanding to the executive officers, directors and their business interests was $14,025,000, $13,845,000 and $12,527,000 at
December 31, 1996, 1995 and 1994, respectively. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 1996, 1995 and 1994 was approximately 6.8% of gross loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 1996, none of these loans were restructured, nor were any related party loans charged off during 1996. An analysis of these loans for 1996 is as follows (in thousands):

     Balance, beginning of year       $12,106
     Additions                         24,236
     Repayments                       (24,119)
     Other changes (related to
       changes in directors'
       related party interests)         1,802
     Balance, end of year             $14,025
                                       ======



10.  Employee Benefit Plans:

The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

The following table sets forth the plan's funded status as of December 31, 1996 and 1995 (in thousands):

                                                    1996      1995
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $2,518 in 1996 and
    $2,190 in 1995                                $(2,604)   $(2,218)
                                                  =======    =======
Projected benefit obligation at December 31       $(3,913)   $(3,100)
Plan assets at fair value                           3,782      3,271
Plan assets greater than (less than) projected
                   benefit obligation                (131)       171
Unrecognized net asset, at date of adoption,
  being recognized over 16.4 years                    (79)       (91)
Unrecognized net loss                                 666        447
Unrecognized prior service cost                      (240)      (264)
Prepaid pension cost included in other assets     $   216    $   263
                                                  =======    =======

Net periodic pension cost for 1996 and 1995, based on the above valuation included the following components (in thousands):


                                                    1996      1995
     Service cost - benefits earned during
       the period                                   $125      $106
     Interest cost on projected benefit
       obligation                                    186       169
     Actual return (gain) loss on plan assets       (601)     (752)
     Net amortization and deferral                   370      (662)
     Net periodic pension cost                      $ 80      $185
                                                    ====      ====

During 1996, a rate of increase in future compensation levels of 4.0%, and a discount rate of 7.0% were used in determining the actuarial present value of the projected benefit obligation. During 1995, a rate of increase in future compensation levels of 4.0%, and a discount rate of 6.0% were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 6.25% in 1996 and 1995.

Pension plan cost were $80,000, $185,000 and $150,000, for years
1996, 1995 and 1994, respectively. Additional pension expense of $95,000 was recognized in 1994 related to lump-sum settlements of accrued benefit obligations.

During 1996, Mutual's non-contributory defined benefit pension plan was terminated and settled with payments to Mutual employees. As a result of this transaction, the Bank recorded a net curtailment and settlement gain of $102,000 during 1996. For the years ended December 31, 1995 and 1994, the Bank recorded pension expense of $86,000 and $112,000 respectively, related to this plan.

Presently the Bank has no postretirement benefits that are not charged to expense during the years that the employees render service.

A non-contributory deferred compensation plan was adopted in 1982 by the Board of Directors of the Bank which covers certain key executives. This plan is being funded primarily by insurance and the expense is provided on a current basis.

A 401-(k) savings plan was adopted in 1995 which covers substantially all full-time employees of the Bank who have at least one year of service. The Bank matches a portion of the contribution made by employee participants. The Bank contributed $83,000 in 1996 and $41,000 in 1995. These amounts are included in pension and other employee benefits expense for the respective years.


11. Fair Value of Financial Instruments:

The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                 December 31, 1996     December 31, 1995
                                Carrying       Fair   Carrying       Fair
                                  Amount      Value     Amount      Value
Financial assets:
  Cash and federal funds sold  $  14,822  $  14,822  $  12,789  $  12,789
  Investment securities          175,757    175,992    149,208    149,301
  Other                           16,070     16,070     13,798     13,798
  Loans, net                     233,509    235,121    212,684    220,405

Financial liabilities:
  Deposits                     $(361,983) $(362,937) $(327,342) $(327,496)
  Federal funds purchased and
	repurchase agreements    (23,484)   (23,484)    (9,572)    (9,572)

Unrecognized financial instruments:
  Commitments to extend credit$  (65,030)       --   $ (33,967)       --
  Standby letters of credit         (705)      (11)       (632)       (10)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:


Cash and federal funds sold

For short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities and other

For marketable securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.


Loans


Due to the repricing characteristics of revolving credit lines, home equity loans and adjustable demand loans, the carrying amount of these loans is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Prepayment rates are taken into consideration in the calculation. The interest rates used to discount future cash flows are those in effect at period-end or an average of such for the 10 working days surrounding that date. The fair value of non-performing loans represents an estimate by Management after considering the collectability of each loan, taking into account the financial position of the borrower, the value of supporting collateral and the portion of the reserve for loan losses allocated to each of these loans.


Deposits


The fair value of demand deposits, savings deposits, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposit instruments would be offered to depositors for the same remaining maturities at current rates.


Repurchase Agreements


The fair value of repurchase agreements is estimated by discounting the future cash flows using the current rates at which similar repurchase agreements would be offered to depositors for the same remaining maturities at current rates.


Unrecognized financial instruments


The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1996 no fees were charged for commitments to extend credit and all such commitments were subject to current market rates; therefore, no fair value has been estimated for these commitments.

The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


12. Dividend Restrictions and Capital:


The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $5,864,000 plus an additional amount equal to the Bank's net income for 1997 up to the date of any dividend declaration.

Effective March 14, 1996, the stockholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.

The Bank is required by the Federal Reserve Board and the Comptroller of the Currency to maintain certain capital to assets ratios. At December 31, 1996 and 1995 these ratios were above the minimums prescribed for holding companies and banks, as follows (in thousands).

                                                                                              To Be Well
                                                                                              Capitalized Under
                                                               For Capital                    Prompt Corrective
                                Actual                         Adequacy Purposes:             Action Provisions:
                                Amount           Ratio          Amount          Ratio          Amount          Ratio
As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)    50,891          20.66%          19,703         >8.0%           24,628         >10.0%
  Tier I Capital
    (to Risk Weighted Assets)    47,821          19.42%           9,851         >4.0%           19,703         >8.0%
  Tier I Capital
    (to Average Assets)          47,821          11.76%          16,268         >4.0%           32,536         >8.0%

As of December 31, 1995:
  Total Capital
    (to Risk Weighted Assets)    47,999          23.67%          16,223         >8.0%           20,279         >10.0%
  Tier I Capital
    (to Risk Weighted Assets)    45,461          22.42%           8,112         >4.0%           16,223         >8.0%
  Tier I Capital
    (to Average Assets)          45,461          12.92%          14,071         >4.0%           28,143         >8.0%




ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in Item 12(b) below.


ITEM 11 - EXECUTIVE COMPENSATION

REPORT OF SALARY COMMITTEE ON EXECUTIVE COMPENSATION

The Salary Committee of the Board of Directors, which is composed of four independent outside directors, is responsible for making recommendations to the Board of Directors concerning compensation. The Salary Committee considers a variety of factors and criteria in arriving at its recommendations for compensation of executive officers.

In making its recommendations regarding compensation, the Committee attempts to align the interests of the Bank's executive officers with those of the shareholders. The Committee believes that increases in dividends and net equity improve shareholder market value and, accordingly, compensation should be structured to enhance the long-term profitability of the Bank.

Officer compensation generally consists of salary and participation in the Bank's profit sharing plan. A description of the profit sharing plan is included below in Note (2) under Executive Compensation. Officers and other employees may be eligible to receive certain incentive compensation if certain earnings are attained in 1997. Certain key executive officers are eligible to participate in the Executive Compensation Continuation Plan described below under "Deferred Compensation Plan". Mr. Davis is subject to the employment agreement described below under "Employment
Agreement".   All compensation is paid by the Bank and no officer
receives any additional compensation from the Corporation. There are no stock options currently offered to employees. The Board of Directors has approved a stock option plan which the shareholders are being asked to approve at the Annual Meeting. See "Approval of American National Bankshares Inc. Stock Option Plan" immediately above this report.

In considering officer compensation (other than the Chief Executive Officer), the Committee receives and considers recommendations from the Chief Executive Officer. The Committee conducts an annual evaluation of the performance and effectiveness of the Chief Executive Officer. The Chief Executive Officer's compensation then is determined by the Committee after consideration of the Bank's performance and the resulting benefit to the shareholders.

                                 Salary Committee,

                                 Richard G. Barkhouser
                                 B. Carrington Bidgood
                                 Lester A. Hudson, Jr.
                                 Fred B. Leggett, Jr.


OTHER INFORMATION

Comparative Company Performance

The following graph compares American National Bankshares Inc.'s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 1996. The two indexes are the S & P 500 Total Return published by Standard & Poor's Corporation and the Independent Community Bank Index, consisting of 21 independent banks located in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The Independent Community Bank Index is published by the Carson Medlin Company.


FIVE YEAR PERFORMANCE INDEX

					1991	1992	1993	1994	1995	1996
					____	____	____	____	____	____

American National Bankshares, Inc.	100	160	181	195	188	161
Independent Bank Index			100	130	163	197	268	313
S & P 500 Index				100	108	118	120	165	203


                                             Executive Compensation

                            Annual Compensation                 Long-Term Compensation
                                                               Awards         Payouts
							    ----------------------------

Name and                                   Other      Restricted   Stock     Long-Term    All
Principal                         Bonus    Annual       Stock      Options/  Incentive  Other
Position         Year   Salary(1)  (2)  Compensation   Awards       SARs      Payouts   Comp.(3)
Charles H.       1996  144,071   14,882     N/A         N/A          N/A        N/A     31,309
Majors           1995  118,665   27,479     N/A         N/A          N/A        N/A     28,780
President        1994  108,140   23,095     N/A         N/A          N/A        N/A     41,437
& Chief
Executive
Officer

H. Dan           1996   114,248    N/A      N/A         N/A          N/A        N/A        .00
Davis            1995   100,011    N/A      N/A         N/A          N/A        N/A     32,085(7)
Executive        1994   100,663    N/A      N/A         N/A          N/A        N/A      4,572(7)
Vice Pres.
of the
Corporation;
Sr. Vice
President
of the Bank
(effective March 15, 1996)
____________________________________

(1)	Includes salary deferrals contributed by the employee to the 401(k)
	Plan, fees as director of Mutual and compensation and fees for service as officer and director of Mutual Service Corporation.

(2)	Includes matching contributions to the 401(k) Plan made by the Bank.
	Also includes accrued payments of profit-sharing (bonus) participations. In 1996, the profit-sharing (bonus) plan provided that an amount equal to 6.50% of the Bank's net income (after taxes, but before deducting profit sharing and its related tax effect), less the Bank's 401(k) contributions, be paid to officers and employees who are in the Bank's employ on December 31, 1996. The total expense, paid or accrued, for the profit sharing (bonus) plan for the year
	1996 amounted to $343,117.

(3)	All Other Compensation includes amounts set aside or accrued by the
	Bank for the Retirement Plan and Executive Compensation Continuation
	Plan.

(4)	The Bank provided life insurance and disability insurance benefits for
	all full-time officers and employees and hospitalization insurance for such individuals on a contributory basis and the aggregate of personal benefits paid for by the Bank for all such individuals did not exceed $5,000 each in 1996.

(5)	In 1996, each non-officer director received a monthly retainer fee of
	$500 and attendance fees of $200 for each regular Board meeting and $400 for each Committee meeting attended. The aggregate total amount paid for the year 1996 was $137,000. Non-officer directors are excluded from the Bank's retirement plan and, therefore, do not qualify for pension benefits.

(6)	Prior to the merger on March 14, 1996, Mr. Davis exercised options on
	29,900 shares of Mutual Savings Bank, F.S.B. which had been granted to Mr. Davis in 1987.

Retirement Plan

The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

As of December 31, 1996, the normal retirement benefit formula was 1.3% per year of service times compensation plus .65% per year of service times compensation
in excess of social security covered compensation.   At normal retirement, the
monthly benefit is calculated based on any consecutive five-year period which will produce the highest average rate of basic monthly compensation. Bonuses are not included in the definition of compensation. Cash benefits under the plan generally commence on retirement at age 65, death, or termination of employment. Partial vesting of the retirement benefits under the plan occurs after three years of service and full vesting occurs after seven years of service with the Bank.

The estimated annual benefits at retirement for the six executive officers as of December 31, 1996 are as follows:

                                                      Estimated Annual Benefit
Name of Individual                                          at Retirement


Charles H. Majors                                              $ 43,195
President and
Chief Executive
Officer of the
Corporation and
the Bank

H. Dan Davis                                                      8,711
Executive Vice President
of the Corporation and
Senior Vice President
of the Bank

E. Budge Kent, Jr.,                                              49,845
Senior Vice President
and Asst. Secretary
of the Corporation
and Senior Vice
President and Trust
Officer of the Bank

Carl T. Yeatts,                                                  47,046
Senior Vice President
of the Corporation
and Senior Vice
President and Senior
Loan Officer of the Bank

Gilmer D. Jefferson,                                             45,298
Senior Vice President
and Asst. Treasurer
of the Corporation
and Senior Vice
President of the Bank

David Hyler,                                                     37,294
Senior Vice President
and Secretary & Treasurer
of the Corporation and
Senior Vice President
and Chief Financial
Officer of the Bank                                            ____________

                                                               $ 231,389

Deferred Compensation Plan

The Board of Directors of the Bank adopted the Executive Compensation Continuation Plan, a non-contributory deferred compensation plan, in 1982. Under the plan, certain key executives who, in the opinion of the Directors, are making substantial contributions to the overall growth and success of the Bank and who must be retained in order to expand and continue satisfactory long term growth are eligible to receive benefits afforded by the plan.

Under agreements with eligible key executives pursuant to this plan, if any such executive dies or retires while employed by the Bank, such executive or his designated beneficiary will receive annual payments commencing at death or retirement and continuing for a period of 10 years. Charles H. Majors is entitled to an annual benefit of $50,000 under the plan. E. Budge Kent, Jr., Gilmer D. Jefferson, Carl T. Yeatts and David Hyler are entitled to an annual benefit of $25,000 each under the plan and the current executive officers as a group (5) are entitled to annual benefits of $150,000 under the plan. Premiums in the aggregate amount of $20,402 were paid in 1996.

Employment Agreement

Pursuant to the terms of the Agreement and Plan of Reorganization between the Corporation and Mutual Savings Bank, F.S.B., the Corporation entered into an employment agreement with H. Dan Davis, effective March 14, 1996, to serve as Executive Vice President of the Corporation, Senior Vice President of the Bank and President and Chief Executive Officer of Mutual Mortgage of the Piedmont, Inc. for a term of two years at an annual salary of $110,000. during this two-year term, Mr. Davis has the right to elect to become a senior consultant to the Corporation and the Bank at a monthly salary of $5,500 for a period expiring March 14, 2003. As a senior consultant, Mr. Davis will be responsible for carrying out such advisory or consulting duties and responsibilities as may be requested of him from time to time by the Chief Executive Officer of the Board of Directors of the Corporation. As a senior consultant, Mr. Davis also will be restricted as to employment by other financial institutions in competition with the corporation or the Bank.

401(k) Plan

Effective July 1, 1995, the Bank adopted a 401(k) Plan which covers substantially all full-time employees who are 21 years of age or older and who have had at least one year of service. An employee may defer a portion of his or her salary, not to exceed the lesser of 15% of compensation or $9,500. The Bank will make a matching contribution in the amount of 50% of the first 6.0% of compensation so deferred.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	INFORMATION AS TO VOTING SECURITIES

The Board of Directors has set March 14, 1997 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. Shareholders of record on that date will be entitled to vote on the matters described herein. As of March 14, 1997, the Corporation had 1,484 shareholders of record. No one individual or entity owns directly and indirectly more than 5% of the outstanding Corporation Common Stock except Ambro and Company, the nominee name in which American National Bank and Trust Company (the "Bank"), the corporation's banking subsidiary, registers securities it holds in a fiduciary capacity, which held 772,783 shares (23.5619%) on March 14, 1997.

The number of shares of common stock, there being no other class of stock, outstanding and entitled to vote at the Annual Shareholders' Meeting is 3,279,798. There are 772,783 shares held of record by Ambro and Company which amount represents 23.5619% of the outstanding securities, and only 388,031 of these shares may be voted by the existing co-fiduciaries. The remaining shares may not be voted by the Bank but co-fiduciaries may be qualified for the sole purpose of voting all or a portion of the shares at the Annual Meeting.

(b)	DIRECTORS

Certain information with regard to their ownership of the common stock of the Corporation and memberships on various committees of the Board of Directors of the Corporation, are set forth below.


                                      Amount of Common Stock
                           Director   Owned Beneficially and
Name, Principal            of Bank    Nature of Ownership on    Percent
Occupation and (Age)       Since      March 14, 1997           of Class

Willie G. Barker, Jr. (59)   1996      14,100 - Direct (1)        .4299
  Retired President of
  Dibrell Brothers, Inc.,
  Danville, VA, leaf
  tobacco and flowers,
  since June, 1993;
  prior to,
  Consultant to DIMON
  Incorporated, Danville,
  VA, leaf tobacco & flowers
  since May, 1995; prior thereto,
  Consultant to Dibrell
  Brothers, Incorporated,
  Danville, VA, leaf tobacco
  & flowers since June, 1993;
  prior thereto, President
  and Chief Operating Officer
  of Dibrell Brothers,
  Incorporated


Ben J. Davenport, Jr. (54)   1992       3,309 - Direct (1)(2)     .1009
  Chairman, First
  Piedmont Corporation,
  Chatham, VA,
  waste  management

James A. Motley (68)         1975       7,810 - Direct (1)(2)     .2381
  Retired Chairman and Chief            5,242 - Family            .1598
  Executive Officer of                          Relationship (4)
  the Corporation and the
  Bank since January,
  1994; prior thereto
  Chairman and Chief
  Executive Officer of
  the Corporation and the
  Bank since January,
  1993; prior thereto
  President of the
  Corporation and the Bank


Landon R. Wyatt, Jr. (71)    1965       4,540 - Direct (1)         .1384
  President, Wyatt Buick                9,070 - Family             .2765
  Sales Co., Danville, VA,                      Relationship (4)
  automobile dealership


Fred A. Blair (50)           1992       1,842 - Direct (1)          .0562
  President, Blair                        225 - Family              .0069
  Construction, Inc.,                           Relationship (3)
  Gretna, VA, commercial
  building contractor

H. Dan Davis (59)            1996      63,882 - Direct (1)(2)      1.9477
  Executive Vice President                352 - Family              .0107
  of the Corporation and                        Relationship (4)
  Senior Vice President of
  the Bank since March,
  1996; prior thereto,
  President and Chief
  Executive Officer of
  Mutual Savings Bank, F.S.B.
  since January, 1995; prior
  thereto, President and
  Chief Operations Officer
  of Mutual Savings Bank,
  F.S.B.

E. Budge Kent, Jr. (58)      1979       6,800 - Direct (1)          .2073
  Senior Vice President &                 241 - Family              .0073
  Assistant Secretary of                        Relationship (4)
  the Corporation and
  Senior Vice President &
  Trust Officer of the
  Bank

Fred B. Leggett, Jr. (60)    1994       8,304 - Direct (1)(2)       .2532
  Retired Chairman and                  3,192 - Family              .0073
  Chief Executive Officer,                      Relationship (4)
  Leggett Stores, Danville,
  VA, retail department
  stores, since March,
  1996; prior thereto,
  Chairman and Chief
  Executive Officer,
  Leggett Stores,
  Danville, VA, since
  December, 1994; prior
  thereto, Executive Vice
  President, Leggett Stores

Claude B. Owen, Jr. (51)     1984       5,716 - Direct (1)          .1743
  Chairman & Chief                      2,100 - Family              .0640
  Executive Officer of                          Relationship (4)
  DIMON Incorporated,
  Danville, VA, leaf
  tobacco & flowers, since
  May, 1995; prior
  thereto,
  Chairman, President &
  Chief Executive Officer,
  Dibrell Brothers, Inc.,
  Danville, VA, leaf
  tobacco & flowers,
  since July, 1993;
  prior thereto,
  Chairman & Chief Executive
  Officer, Dibrell Brothers,
  Inc.

Richard G. Barkhouser (66)   1980      82,412 - Direct (1)         2.5127
  President, Barkhouser                 7,260 - Family              .2214
  Motors, Inc., Danville,                       Relationship (4)
  VA, automobile
  dealership

B. Carrington Bidgood (72)   1975      32,436 - Direct (1)          .9890
  Retired Senior Vice                   1,200 - Family              .0366
  President, Dibrell                            Relationship (4)
  Brothers, Inc., Danville,
  VA, leaf tobacco & flowers

Lester A. Hudson, Jr. (57)   1984       4,902 - Direct (1)          .1495
  Chairman, H & E Associates,
  Greenville, SC, investments,
  since June, 1995; prior
  thereto
  Vice Chairman, Wunda
  Weve Carpets, Inc.,
  Greenville, SC, carpet
  manufacturer, since
  August, 1993;
  prior thereto
  Chairman, Wunda Weve
  Carpets, Inc., since
  Nov., 1991; prior
  thereto Chairman, President
  and Chief Executive Officer
  of Wunda Weve Carpets, Inc.

Charles H. Majors (51)       1981       3,928 - Direct (1)          .1198
  President and Chief                     800 - Family              .0244
  Executive Officer of                          Relationship (4)
  the Corporation and
  the Bank since
  January, 1994;
  prior thereto
  President of the Corporation
  and the Bank since January,
  1993; prior thereto Clement
  & Wheatley, Attorneys-at-Law,
  Danville, VA

All Executive officers and directors,   262,093 - Direct (1)(2)   7.9911
including nominees and directors         31,591 - Family           .9632
named above (16 in group)                         Relationship (3)(4)


   (1) Individual exercises sole voting and investment power over shares held.

   (2)  Shared voting and investment power.

   (3)  Sole voting and investment power as custodian for minor children.

   (4)  Can exercise no voting or investment power.

All of the above nominees and directors have been engaged in the occupations listed during the last five years.

There exists no family relationship between any director or nominee.

Mr. Owen is a director of DIMON Incorporated and Richfood Holdings
Inc. Mr. Hudson is a director of American Electric Power Company, Inc. Mr. Motley and Mr. Davenport are directors of Intertape Polymer Group Inc. The stock of these corporations is registered with the Securities and Exchange Commission.

EXECUTIVE OFFICERS

Mr. Charles H. Majors, Mr. H. Dan Davis and Mr. E. Budge Kent, Jr., together with the three senior vice presidents listed below, are the executive officers of the Corporation and the Bank.

                                                  Principal Occupation and
Name                              Age             Business Experience

David Hyler                        64             Senior Vice President and
                                                  Secretary & Treasurer of
                                                  the Corporation and Senior
                                                  Vice President and
                                                   Chief Financial
                                                  Officer of the Bank;
                                                  Officer of the Bank since
                                                   1969

Gilmer D. Jefferson                59             Senior Vice President and
                                                  Assistant Treasurer of the
                                                  Corporation and Senior Vice
                                                  President and Cashier of
                                                  the Bank; Officer of the
                                                   Bank since 1963

Carl T. Yeatts                     58             Senior Vice President of
                                                   the Corporation and
                                                  Senior Vice President and
                                                  Senior Loan Officer of the
                                                  Bank; Officer of the
                                                  Bank since 1964

All executive officers serve one-year terms of office.


BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

The Board of Directors held 12 Board Meetings during the year 1996.
These meetings were either the Corporation Board Meetings and/or the Bank Board Meetings. In addition to meeting as a group to review the Corporation and Bank's business, certain members of the Board are appointed to serve on various standing committees. Among those committees are the Audit Committee, Salary Committee and Directors' Nominating Committee. All incumbent directors attended more than 75% of the aggregate of all meetings of the Board of Directors and Committees on which they served.

Audit Committee

The Audit Committee, which currently consists of Messrs. Barker, Blair, and Motley, reviews significant audit and accounting principles, policies and practices, meets with the Corporation and Bank's independent auditors to discuss the results of their annual audit and reviews the performance of the internal auditing functions. The Audit Committee held three meetings in 1996.

Salary Committee

The Salary Committee currently consists of Messrs. Barkhouser, Bidgood, Hudson and Leggett. The Salary Committee makes recommendations to the Board of Directors for officers' compensation and promotions, directors' fees and related personnel matters. The Salary Committee held two meetings in 1996.

Directors' Nominating Committee

The Committee's function is to search for potential qualified directors, to review the qualifications of potential directors as suggested by Directors, Management, Shareholders and others, and to make recommendations to the entire Board for nominations of such individuals to the shareholders.
A shareholder may recommend nominees for director by writing to the President of the Corporation and providing the proposed nominee's full name, address, qualifications and other relevant biographical information. Members of the present committee are Messrs. Barkhouser, Owen and Wyatt. The Directors' Nominating Committee held one meeting in 1996.

(c)	There are no arrangements known to the registrant, the operation of which may at a subsequent date result in control of the registrant.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Indebtedness of and Transactions with Management

Some of the directors and officers of the Corporation and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of the Bank's business during 1996. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

During the year 1996, the highest aggregate amount of outstanding loans, direct and indirect, to the directors and officers was $15,217,230 or 31% of equity capital and this peak amount occurred on March 31, 1996.

Also, refer to FOOTNOTE 9 of the Financial Statements and Supplementary
Data.

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)  List of Documents filed as part of this Report:


	EXHIBIT INDEX


                                                         Page Number or
                                                         Incorporation
Exhibit                                                  by Reference to

   1     Articles of Incorporation and By-Laws           Exhibit III on Form
							 S-14
                                                         Registration
                                                         Statement
                                                         filed April 4, 1985

   2.    Financial Data Schedule			 Exhibit 27

   3 a.  Agreement between American National Bank and    Exhibit 4a on Form 10-K
         Trust Company and James A. Motley dated         filed March 28, 1994
         August 26, 1982, as amended August 11, 1987

     b.  Agreement between American National Bank and    Exhibit 4b on Form 10-K
         Trust Company and Charles H. Majors dated       filed March 28, 1994
         February 22, 1993

     c.  Agreement between American National Bank and    Exhibit 4c on Form 10-K
         Trust Company and E. Budge Kent, Jr. dated      filed March 28, 1994
         August 31, 1982, as amended August 11, 1987

     d.  Agreement between American National Bank and    Exhibit 4d on Form 10-K
         Trust Company and David Hyler dated             filed March 28, 1994
         August 31, 1982, as amended August 11, 1987

     e.  Agreement between American National Bank and    Exhibit 4e on Form 10-K
         Trust Company and Gilmer D. Jefferson dated     filed March 28, 1994
         August 25, 1982, as amended August 11, 1987

     f.  Agreement between American National Bank and    Exhibit 4f on Form 10-K
         Trust Company and Carl T. Yeatts dated          filed March 28, 1994
         August 26, 1982, as amended August 11, 1987

   4. Agreement and Plan of Reorganization, dated as Exhibit 2.1 on Form8-K of September 26, 1995, by and between American filed September 27,1995 National Bankshares Inc. and Mutual Savings
         Bank, F.S.B.

   5.    Plan of Merger, dated as of September 26, 1995, Exhibit 2.2 on Form8-K
	 by and between American National Bank and       filed September 27, 1995
	 Trust Company and Mutual Savings Bank, F.S.B.

   6.    Text of joint press release, dated September    Exhibit 99.1 on Form8-K
	 26, 1995, issued by American National           filed September 27,1995
	 Bankshares Inc. and Mutual Savings Bank, F.S.B.


	(b)  Reports on Form 8-K
	     No reports on Form 8-K were filed during the fourth quarter of 1996.



SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 1997             AMERICAN NATIONAL BANKSHARES INC.



                           By: /s/ David Hyler
	       	           ___________________________________

                           Senior Vice President, Secretary & Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.


                  /s/ Charles H. Majors			 President and
                  __________________________             Chief Executive
                                                         Officer

		  /s/ B. Carrington Bidgood
                  __________________________             Director


		  /s/ Lester A. Hudson, Jr.
                  __________________________             Director


		  /s/ Ben J. Davenport, Jr.
                  __________________________             Director


		  /s/ Bill Barker, Jr.
                  __________________________             Director


		  /s/ H. Dan Davis
                  __________________________             Director


		  /s/ E. Budge Kent, Jr.
                  __________________________             Director


		  /s/ Claude B. Owen, Jr.
                  __________________________             Director


		  /s/ James A. Motley
                  __________________________             Director


		  /s/ Richard G. Barkhouser
                  __________________________             Director


		  /s/ Landon R. Wyatt, Jr.
                  __________________________             Director



		  /s/ David Hyler
                  __________________________             Senior Vice
                                                         President
                                                         Secretary &
                                                         Treasurer