Form 10-Q
period 1997-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1997-05-15
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM          TO        _

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

     The number of shares outstanding of the issuer's common stock as of May 2, 1997 was 3,279,798.



                        AMERICAN NATIONAL BANKSHARES INC.

                                      INDEX


Part I.    Financial Information                                     Page No.

  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996 ....................................       3

     Condensed Consolidated Statements of Income for the three months
          ended March 31, 1997 and 1996 ............................       4

     Consolidated Statements of Cash Flows for the three months
          ended March 31, 1997 and 1996 ............................       5

     Notes to Condensed Consolidated Financial Statements ..........     6-7

Item 2.  Management's Discussion and Analysis of the Financial Condition
            and Results of Operations ..............................    8-10


Part II.   Other Information........................................      11


SIGNATURES..........................................................      11

EXHIBITS - Financial Data Schedule..................................      12




                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)

                                                              March 31   December 31
 ASSETS                                                          1997        1996
                                                           ------------  -----------

Cash and due from banks ..................................   $  10,471    $  14,623
 Interest-bearing deposits in other banks ................         105          199
 Federal funds sold ......................................       5,350         --

 Investment securities:
   Securities available for sale (at market value) .......      74,139       87,371
   Securities held to maturity (market value of $80,686 at
     March 31, 1997 and $88,621at December 31, 1996 ......      81,056       88,386
                                                             ---------    ---------
       Total investment securities .......................     155,195      175,757
                                                             ---------    ---------

 Loans ...................................................     247,368      237,039
   Less--
     Unearned income .....................................        (408)        (460)
     Reserve for loan losses .............................      (3,206)      (3,070)
                                                             ---------    ---------
         Net loans .......................................     243,754      233,509
                                                             ---------    ---------

 Bank premises and equipment, at cost, less accumulated
   depreciation of $6,279 in 1997 and $6,148 in 1996 .....       6,457        6,385
 Accrued interest receivable and other assets ............       9,568        9,685
                                                             ---------    ---------
         Total assets ....................................   $ 430,900    $ 440,158
                                                             =========    =========

 LIABILITIES and STOCKHOLDERS' EQUITY
 Liabilities:
   Demand deposits -- non-interest bearing ...............   $  42,226    $  41,891
   Demand deposits -- interest bearing ...................      47,817       46,777
   Money market deposits .................................      19,713       21,810
   Savings deposits ......................................      70,302       69,998
   Time deposits .........................................     179,208      181,507
                                                             ---------    ---------
         Total deposits ..................................     359,266      361,983
                                                             ---------    ---------

   Federal funds purchased ...............................        --          8,425
   Repurchase agreements .................................      15,527       15,059
   Accrued interest payable and other liabilities ........       3,403        2,473
                                                             ---------    ---------
         Total liabilities ...............................     378,196      387,940
                                                             ---------    ---------

 Stockholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding ....................................        --           --
   Common stock, $1 par,10,000,000 shares authorized,
     3,279,798 shares outstanding ........................       3,280        3,280
   Capital in excess of par value ........................      10,631       10,631
   Retained earnings .....................................      38,940       37,993
   Net unrealized (loss) gain ............................        (147)         314
                                                             ---------    ---------
         Total stockholders' equity ......................      52,704       52,218
                                                             ---------    ---------
         Total liabilities and stockholders' equity ......   $ 430,900    $ 440,158
                                                             =========    =========




 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
                                                              Three Months Ended
                                                                    March 31
                                                            -----------------------
                                                               1997         1996
                                                            ----------   ----------
 Interest Income:

  Interest and fees on loans ..............................   $ 5,352   $ 4,957
  Interest on federal funds sold and other ................        24        68
  Income on investment securities:
    U. S. Government ......................................     1,256     1,365
    Federal agencies ......................................       850       438
    State and municipal ...................................       292       227
    Other investments .....................................       102       130
                                                              -------   -------
      Total interest income ...............................     7,876     7,185
                                                              -------   -------
Interest Expense:
  Interest on deposits:
    Demand ................................................       339       271
    Money market ..........................................       146       198
    Savings ...............................................       528       494
    Time ..................................................     2,462     2,386
  Interest on short-term borrowed funds ...................       202       127
                                                              -------   -------
      Total interest expense ..............................     3,677     3,476
                                                              -------   -------
Net Interest Income .......................................     4,199     3,709
Provision for Loan Losses .................................       243       131
                                                              -------   -------
Net Interest Income After Provision
  For Loan Losses .........................................     3,956     3,578
                                                              -------   -------
Non-Interest Income:
  Trust department income .................................       427       445
  Service charges on deposit accounts .....................       185       110
  Non-deposit fees and insurance commissions ..............        27        26
  Other income ............................................        99        29
                                                              -------   -------
      Total non-interest income ...........................       738       610
                                                              -------   -------
Non-Interest Expense:
  Salaries ................................................     1,178       985
  Pension and other employee benefits .....................       271       204
  Occupancy and equipment expense .........................       347       303
  FDIC insurance expense ..................................        19        39
  Postage and printing ....................................       112       115
  Core deposit intangible .................................       113        73
  Merger related expense ..................................      --       1,168
  Other expenses ..........................................       475       426
                                                              -------   -------
      Total non-interest expense ..........................     2,515     3,313
                                                              -------   -------
Income Before Income Tax Provision ........................     2,179       875
Income Tax Provision ......................................       642     1,011
                                                              -------   -------
Net Income ................................................   $ 1,537   $  (136)
                                                              =======   =======
Net Income Per Common Share, based on weighted
  average shares outstanding of 3,279,798 at March 31, 1997
  and 3,228,480 at March 31, 1996 .........................   $  0.47   $ (0.04)

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                     Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
                                                                             Three Months Ended
                                                                           --------------------------
                                                                                  March 31
                                                                             1997          1996
                                                                           ----------   -----------
 Cash Flows from Operating Activities:

  Net income ............................................................   $  1,537    $   (136)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses .........................................        243         131
      Depreciation ......................................................        163         116
      Amortization of intangibles .......................................        113          73
      Accretion of (discounts) and amortization of premiums
        on investment securities ........................................        (12)         28
      (Gain) loss on sale of securities .................................        (23)        338
      (Benefit) provision for deferred income taxes .....................        (59)        612
      Reconciliation of fiscal year of merged company to calendar year ..       --          (379)
      Decrease (increase) in interest receivable ........................        128         (34)
      Decrease in other assets ..........................................        172         553
      (Decrease) increase in interest payable ...........................       (123)        502
      Increase (decrease) in other liabilities ..........................      1,053        (367)
                                                                            --------    --------
      Net cash provided by operating activities .........................      3,192       1,437
                                                                            --------    --------

Cash Flows from Investing Activities:
    Proceeds from maturities, calls, and sales of securities ............     19,899      31,842
    Purchases of securities available for sale ..........................       --       (12,168)
    Purchases of securities held to maturity ............................       --       (12,760)
    Net increase in loans ...............................................    (10,488)     (5,246)
    Purchases of property and equipment .................................       (235)       (165)
                                                                            --------    --------
    Net cash provided by investing activities ...........................      9,176       1,503
                                                                            --------    --------

Cash Flows from Financing Activities:
    Net (decrease) increase in demand, money market, and savings deposits       (418)      1,554
    Net (decrease) increase in certificates of deposit ..................     (2,299)      2,007
    Net (decrease) increase in federal funds purchased
        and repurchase agreements .......................................     (7,957)        569
    Cash dividends paid .................................................       (590)       (492)
    Cash paid in lieu of fractional shares ..............................       --            (3)
    Proceeds from exercise of stock options .............................       --           460
                                                                            --------    --------
    Net cash (used in) provided by financing activities .................    (11,264)      4,095
                                                                            --------    --------

    Net Increase in Cash and Cash Equivalents ...........................      1,104       7,035

    Cash and Cash Equivalents at Beginning of Period ....................     14,822      12,789
                                                                            --------    --------

    Cash and Cash Equivalents at End of Period ..........................   $ 15,926    $ 19,824
                                                                            ========    ========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks .............................................   $ 10,471    $ 11,039
    Interest-bearing deposits in other banks ............................        105       2,485
    Federal funds sold ..................................................      5,350       6,300
                                                                            --------    --------
                                                                            $ 15,926    $ 19,824
                                                                            ========    ========

Supplemental Disclosure of Cash Flow Information:
    Interest paid .......................................................   $  3,800    $  3,067
    Income taxes paid ...................................................   $   --      $    101






                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 1997, the results of its operations and its cash flows for the three months then ended. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1996.


2.  Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income. Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income. Trading account securities, of which none were held on March 31, 1997 and December 31, 1996, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income. Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at March 31, 1997 and December 31, 1996.



3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of March 31, 1997 and December 31, 1996, there were no borrowings outstanding under this availability. Commitments to extend credit, which amount to $60,185,000 at March 31, 1997 and $65,030,000 at December 31, 1996, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 1997 and December 31, 1996 the Bank had $756,000 and $705,000 in outstanding standby letters of credit.

4.  Merger and Acquisitions

     On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. (Mutual) upon the approval of the shareholders of each company. The Corporation exchanged 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for Mutual's 1,248,100 common shares. The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In October 1996, the Corporation acquired the branch office of FirstSouth Bank located in Yanceyville, North Carolina. In addition to the branch facilities and an ATM located in Yanceyville, the Corporation acquired $4,775,000 in loans and assumed deposits of $21,405,000. This transaction was accounted for as a purchase. In conjunction with the Yanceyville purchase, the Corporation recorded a core deposit intangible of $1,516,000, approximately 7% of the deposits assumed.


5.   New Accounting Pronouncements

     In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share and supersedes or amends all previous earnings per share presentation requirements. Basic earnings per share will be based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Earlier adoption is not allowed. The impact of adopting this new standard is not expected to significantly impact the Corporation's earnings per share presentations.



                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
--------------------
On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into American National Bankshares Inc. (ANB). For comparative reporting purposes the financial results for the first three months ended March 31, 1996 include income and expenses of both Mutual and ANB during this period. The Corporation's net income for the first quarter of 1997 was $1,537,000. During the first quarter of 1996, a net loss of $136,000 was recorded due to the effect of cost associated with the merger and related income tax of $1,526,000. For comparative purposes the net income in the first quarter of 1996 was $1,390,000, after excluding the effect of cost associated with the merger and all related income tax. The net income of $1,537,000 in the first quarter of 1997 was an increase of $147,000 or 11% over the $1,390,000 recorded during the same period of 1996. The components of the one-time cost, associated with the merger, in the first quarter of 1996, include a federal income tax recapture on untaxed loan loss reserves of Mutual and consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. These were securities held by Mutual and were not compatible with ANB's investment program. Net income per common share was $.47 for the first quarter of 1997. Net loss per common share was $.04 for the same period of 1996. On an annualized basis, return on average total assets was 1.43% for the first quarter of 1997 and 1.74% on income before merger related expense for the same period of 1996. Return on average common shareholders' equity was 11.70% for the first quarter of 1997 and 14.59% on income before merger related expense for the first quarter of 1996.

TRENDS AND FUTURE EVENTS
------------------------
During the first quarter of 1997, net loans increased $10,245,000 or 4%. The increase is the result of a strong loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded from the proceeds of maturing investment securities and cash. Total investment securities decreased during the first quarter of 1997 by $20,562,000 or 12%. Total deposits decreased $2,717,000 or 1% during the first quarter of 1997 and repurchase agreements increased $468,000 or 3% during the same period. Historically deposits have decreased during the first calendar quarter of each year (with the exception of the first quarter of 1996, which increased 1%). The volume of deposits tends to be relatively flat during the first half of each year and accelerates in the second half of the year. At December 31, 1996, the Company purchased $8,425,000 in overnight federal funds. At March 31, 1997, the Company sold $5,350,000 in overnight federal funds. The increase in the cash position was caused by the maturity of several investments during the quarter. During the first quarter of 1997, the Corporation declared a quarterly cash dividend of $.18 per share. This dividend was paid on March 28, 1997 to shareholders of record on March 14, 1997. On March 26, 1997 the Federal Reserve Board increased short term interest rates by 1/4% and the major money center banks followed by raising the prime rate by 1/4%. On April 9, 1997, the Corporation announced that it is offering to purchase 250,000 shares of American National Bankshares Inc. common stock (or such lesser numbers as are properly tendered), or approximately 7.62% of the currently outstanding shares, from existing shareholders. The Corporation is conducting the tender offer through a procedure commonly referred to as a modified "Dutch Auction." The price will not be in excess of $27 nor less than $25 per share. The modified "Dutch Auction" allows the shareholder to select the price within the specified price range at which the shareholder is willing to sell all or some of their shares to the Corporation. The Corporation will pay the same per share price for all shares it purchases in the offer. If the number of shares properly tendered is equal to or less than the number of shares the Corporation seeks to purchase through the offer, the purchase price will be the highest price of those specified by tendering shareholders. The period during which shareholders may tender their shares expired at 5:00 pm, Thursday, May 8, 1997. At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is to be administered by the Stock Option Committee of the Board of Directors. The Committee currently consists only of the Company's independent non-employee Directors. No stock options have been issued under this plan.

NET INTEREST INCOME
-------------------
Net interest income is the excess of interest income over interest expense. During the first quarter of 1997, net interest income increased $490,000 or 13% over the same period of 1996. During the first quarter of 1997, short term interest market rates increased slightly due to the action of the Federal Reserve Board in March. During the next twelve months repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $58,964,000, (approximately 14% of total assets), which makes the Corporation liability sensitive. Any further increases in market interest rates within the next twelve months may tend to decrease the Corporation's net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY
-------------
Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period. Loans in a nonaccrual status at March 31, 1997 were $278,000 compared with $33,000 at December 31, 1996. Loans on accrual status and past due 90 or more at March 31, 1997 were $257,000 compared with $479,000 at December 31, 1996. This change was primarily due to the movement of one large commercial loan from past due 90 days to a nonperforming status. Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .2% at March 31, 1997 and December 31, 1996. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered acceptable by industry standards. During the first quarter of 1997 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1997, if all such loans had been accruing interest at the original contractual rate, was $14,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.


PROVISION and RESERVE FOR LOAN LOSSES
-------------------------------------
The provision for loan losses was $243,000 for the first quarter of 1997 and $131,000 for the first quarter of 1996. The reserve for loan losses totaled $3,206,000 at March 31, 1997 an increase of 4% over the $3,070,000 recorded at December 31, 1996. The ratio of reserves to loans, less unearned discount, was 1.30% at both March 31, 1997 and December 31, 1996. This ratio is lower than the ratios provided by the Corporation in past years. As a result of the merger with Mutual Savings Bank, the mix of loans in the Corporation's portfolio has been heavily shifted to mortgage loans due to Mutual's high concentration of mortgages. The mortgage loan portfolio is well secured and requires a lower allocation of the Corporation's loan loss reserve than does the remainder of the loan portfolio. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
-------------------
Non-interest income for the first quarter of 1997 was $738,000, an increase of 21% from the $610,000 reported in the first quarter of 1996. The components of the increase in the first quarter of 1997 included a 4% decrease in trust revenue due to fluctuations in new business booked, a 68% increase in service charges on deposit accounts due to increased deposits and procedural changes in applying fees for overdrafts and returned checks. Non-deposit fees and insurance commissions increase 1%. Other income increased 70%, primarily from fees collected by Mutual Mortgage of the Piedmont, a subsidiary of the Bank, which originates and sells loans in the secondary market.

NON-INTEREST EXPENSE
--------------------
Non-interest expense for the first quarter of 1997 was $2,515,000, a 24% decrease from the $3,313,000 reported for the same period last year. Salaries increased 20% from the same period last year, primarily due to the addition of personnel. Pension and other employee benefits increased 33% due to additional personnel, additional 401-K funding by the Bank and pension funding requirements. Occupancy and equipment expense increased 15% due to renovations and new equipment, FDIC insurance expense decreased 51% due to a reduction in premiums by the FDIC and postage and printing expense decreased 3%. Core deposit intangible expense increased 55% due to the amortization of core deposit intangibles recorded in the acquisition of the Yanceyville branch office. Merger related expenses in 1996 totaled $1,168,000 and consisted of consulting, legal, accounting, conversion and regulatory fees and expense and a loss on the sale of securities acquired from Mutual in the merger that were not compatible with the Corporation's investment program. There were no merger related expenses in the first quarter of 1997. Other non-interest expense increased 12% primarily due to increases in legal and telephone expenses and bank franchise taxes.

INCOME TAX PROVISION
--------------------
The income tax provision for the first quarter of 1997 was $642,000, a decrease of $369,000 from the $1,011,000 reported a year earlier. The $1,011,000 recorded in 1996 included a one-time Federal tax assessment associated with Mutual's prior untaxed loan loss reserves. During the third quarter of 1996, this assessment was reduced by $926,000. The effective tax rate for the first quarter of 1997 was 29%.

CAPITAL MANAGEMENT
------------------
Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 1997 the Corporation had a ratio of 19.2% for Tier I and a ratio of 20.5% for total capital. At December 31, 1996 these ratios were 19.4% and 20.7%, respectively. A cash dividend of $.18 per share was paid on 3,279,798 shares of common stock outstanding on March 28, 1997 to shareholders of record March 14, 1997. This dividend totaled $590,000.

LIQUIDITY
---------
The Corporation's net liquid assets to net liabilities ratio was 28% at March 31, 1997 and 32% at December 31, 1996. Both of these ratios are considered to reflect adequate liquidity for the respective periods. Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.


                                     PART II
                                OTHER INFORMATION
  Item:
       1.  Legal Proceedings
           None

       2.  Changes in securities
           None

       3.  Defaults upon senior securities
           None

       4.  Results of votes of security holders
               At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The shareholders cast 2,718,663 votes for the approval of the Stock Option Plan, 58,804 votes against the Plan and 4,000 votes abstaining.

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

                                          AMERICAN NATIONAL BANKSHARES INC.



                                          /s/ Charles H. Majors
                                          ---------------------------------
                                          Charles H. Majors
Date - May 12, 1997                       President and Chief Executive Officer



                                          /s/ David Hyler
                                          ---------------------------------
                                          David Hyler
                                          Senior Vice-President and
Date - May 12, 1997                       Secretary-Treasurer
                                          (Chief Financial Officer)