Form 10-Q
period 1997-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 1997-08-14
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

The number of shares outstanding of the issuer's common stock as of August 5, 1997 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX





Part I     Financial Information                                                                         Page No.

  Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1997
                 and December 31, 1996                                                                     3

                Condensed Consolidated Statements of Income for the three months
                  ended June 30, 1997 and 1996                                                             4

                Condensed Consolidated Statements of Income for the six months
                  ended June 30, 1997 and 1996                                                             5

                Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1997 and 1996                                                             6

                Notes to Condensed Consolidated Financial Statements                                     7-8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
                and Results of Operations                                                             9-13


Part II    Other Information                                                                              14

SIGNATURES                                                                                                14

EXHIBITS - Financial Data Schedule                                                                        15





Consolidated Balance Sheets
American National Bankshares Inc. and Subsidiary
(In Thousands)
(Unaudited)

                                                                                                 June 30     December 31
 ASSETS                                                                                            1997           1996
                                                                                               -------------------------
 Cash and due from banks                                                                         $13,816        $14,623
 Interest-bearing deposits in other banks                                                            145            199
 Federal funds sold                                                                                    -              -

 Investment securities:
   Securities available for sale (at market value)                                                64,491         87,371
   Securities held to maturity (market value of $75,114 at
     June 30, 1997 and $88,621at December 31, 1996                                                74,976         88,386
                                                                                               -------------------------
       Total investment securities                                                               139,467        175,757
                                                                                               -------------------------

 Loans                                                                                           253,707        237,039
   Less--
     Unearned income                                                                                (379)          (460)
     Reserve for loan losses                                                                      (3,416)        (3,070)
                                                                                               -------------------------
         Net loans                                                                               249,912        233,509
                                                                                               -------------------------

 Bank premises and equipment, at cost, less accumulated
   depreciation of $6,427 in 1997 and $6,148 in 1996                                               6,476          6,385
 Accrued interest receivable and other assets                                                      9,442          9,685
                                                                                               -------------------------
         Total assets.                                                                          $419,258       $440,158
                                                                                               =========================

 LIABILITIES and STOCKHOLDERS' EQUITY
 Liabilities:
   Demand deposits -- non-interest bearing                                                       $39,462        $41,891
   Demand deposits -- interest bearing                                                            46,707         46,777
   Money market deposits                                                                          18,649         21,810
   Savings deposits                                                                               70,700         69,998
   Time deposits                                                                                 175,444        181,507
                                                                                               -------------------------
         Total deposits                                                                          350,962        361,983
                                                                                               -------------------------

   Federal funds purchased                                                                         2,975          8,425
   Repurchase agreements                                                                          15,093         15,059
   Accrued interest payable and other liabilities                                                  2,515          2,473
                                                                                               -------------------------
         Total liabilities                                                                       371,545        387,940
                                                                                               -------------------------

 Stockholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding                                                                                  -              -
   Common stock, $1 par,10,000,000 shares authorized,
     3,051,733 shares outstanding at June 30, 1997 and
     3,279,798 shares outstanding at December 31, 1996                                             3,052          3,280
   Capital in excess of par value                                                                  9,892         10,631
   Retained earnings                                                                              34,570         37,993
   Net unrealized gain                                                                               199            314
                                                                                               -------------------------
         Total stockholders' equity                                                               47,713         52,218
                                                                                               -------------------------
         Total liabilities and stockholders' equity                                             $419,258       $440,158
                                                                                               =========================



 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



Consolidated Statements of Income
American National Bankshares Inc. and Subsidiary
(In Thousands)
(Unaudited)

                                                                                                   Three Months Ended
                                                                                                       June 30
                                                                                              -------------------------
                                                                                                 1997             1996
                                                                                              -------------------------

 Interest Income:
   Interest and fees on loans                                                                  $5,609           $4,917
   Interest on federal funds sold and other                                                        37              148
   Income on investment securities:
     U. S. Government                                                                           1,010            1,599
     Federal agencies                                                                             843              194
     State and municipal                                                                          282              220
     Other investments                                                                            102              104
                                                                                              -------------------------
       Total interest income                                                                    7,883            7,182
                                                                                              -------------------------
 Interest Expense:
   Interest on deposits:
     Demand                                                                                       342              341
     Money market                                                                                 140              127
     Savings                                                                                      534              492
     Time                                                                                       2,401            2,380
   Interest on short-term borrowed funds                                                          202              140
                                                                                              -------------------------
       Total interest expense                                                                   3,619            3,480
                                                                                              -------------------------
 Net Interest Income                                                                            4,264            3,702
 Provision for Loan Losses                                                                        257              122
                                                                                              -------------------------
 Net Interest Income After Provision
   For Loan Losses                                                                              4,007            3,580
                                                                                              -------------------------
 Non-Interest Income:
   Trust department income                                                                        470              567
   Service charges on deposit accounts                                                            197              144
   Non-deposit fees and insurance commissions                                                      25               29
   Other income                                                                                    91               21
                                                                                              -------------------------
       Total non-interest income                                                                  783              761
                                                                                              -------------------------
 Non-Interest Expense:
   Salaries                                                                                     1,211              993
   Pension and other employee benefits                                                            258              217
   Occupancy and equipment expense                                                                320              268
   FDIC insurance expense                                                                          20               40
   Postage and printing                                                                           114               96
   Core deposit intangible                                                                        112               73
   Merger related expense                                                                           -               17
   Other expenses                                                                                 507              382
                                                                                              -------------------------
       Total non-interest expense                                                               2,542            2,086
                                                                                              -------------------------
 Income Before Income Tax Provision                                                             2,248            2,255
 Income Tax Provision                                                                             704              697
                                                                                              -------------------------
 Net Income                                                                                    $1,544           $1,558
                                                                                              =========================
 Net Income Per Common Share, based on weighted
   average shares outstanding of 3,199,599 at June 30, 1997
   and 3,279,798 at June 30, 1996                                                               $0.48            $0.48

 Cash dividends paid per share                                                                  $0.21            $0.18

 The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Income
American National Bankshares Inc. and Subsidiary
(In Thousands)
(Unaudited)
                                                                                                    Six Months Ended
                                                                                                         June 30
                                                                                                ----------------------
                                                                                                   1997           1996
                                                                                                ----------------------
 Interest Income:
   Interest and fees on loans                                                                   $10,961        $9,874
   Interest on federal funds sold and other                                                          61           216
   Income on investment securities:
     U. S. Government                                                                             2,266         2,964
     Federal agencies                                                                             1,693           632
     State and municipal                                                                            574           447
     Other investments                                                                              204           234
                                                                                                ----------------------
       Total interest income                                                                     15,759        14,367
                                                                                                ----------------------
 Interest Expense:
   Interest on deposits:
     Demand                                                                                         681           612
     Money market                                                                                   286           325
     Savings                                                                                      1,062           986
     Time                                                                                         4,863         4,766
   Interest on short-term borrowed funds                                                            404           267
                                                                                                ----------------------
       Total interest expense                                                                     7,296         6,956
                                                                                                ----------------------
 Net Interest Income                                                                              8,463         7,411
 Provision for Loan Losses                                                                          500           253
                                                                                                ----------------------
 Net Interest Income After Provision
   For Loan Losses                                                                                7,963         7,158
                                                                                                ----------------------
 Non-Interest Income:
   Trust department income                                                                          897         1,012
   Service charges on deposit accounts                                                              382           254
   Non-deposit fees and insurance commissions                                                        52            55
   Other income                                                                                     190            50
                                                                                                ----------------------
       Total non-interest income                                                                  1,521         1,371
                                                                                                ----------------------
 Non-Interest Expense:
   Salaries                                                                                       2,389         1,978
   Pension and other employee benefits                                                              529           421
   Occupancy and equipment expense                                                                  667           571
   FDIC insurance expense                                                                            39            79
   Postage and printing                                                                             226           211
   Core deposit intangible                                                                          225           146
   Merger related expense                                                                             -         1,185
   Other expenses                                                                                   982           808
                                                                                                ----------------------
       Total non-interest expense                                                                 5,057         5,399
                                                                                                ----------------------
 Income Before Income Tax Provision                                                               4,427         3,130
 Income Tax Provision                                                                             1,346         1,708
                                                                                                ----------------------
 Net Income                                                                                      $3,081        $1,422
                                                                                                ======================
 Net Income Per Common Share, based on weighted
   average shares outstanding of 3,239,477 at June 30, 1997
   and 3,254,139 at June 30, 1996                                                                 $0.95         $0.44

 Cash dividends paid per share                                                                    $0.39         $0.33

 The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Cash Flows
American National Bankshares Inc. and Subsidiary
(In Thousands)
(Unaudited)
                                                                                            Six Months Ended
                                                                                        ------------------------
                                                                                                 June 30
                                                                                            1997           1996
                                                                                        ------------------------
 Cash Flows from Operating Activities:
   Net income                                                                             $3,081         $1,422
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                                                             500            253
       Depreciation                                                                          326            236
       Amortization of intangibles                                                           225            146
       Accretion of (discounts) and amortization of premiums
         on investment securities                                                            (27)            38
       (Gain) loss on sale of securities                                                     (31)           338
       (Benefit) provision for deferred income taxes                                        (157)           445
       Reconciliation of fiscal year of merged company to calendar year                        -           (379)
       Decrease (increase) in interest receivable                                            183           (685)
       Decrease (increase) in other assets                                                    50           (126)
       (Decrease) increase in interest payable                                              (141)           497
       Increase (decrease) in other liabilities                                              183           (237)
                                                                                        ------------------------
       Net cash provided by operating activities                                           4,192          1,948
                                                                                        ------------------------

 Cash Flows from Investing Activities:
     Proceeds from maturities, calls, and sales of securities                             36,174         41,310
     Purchases of securities available for sale                                                -        (23,314)
     Purchases of securities held to maturity                                                  -        (17,228)
     Net increase in loans                                                               (16,903)        (6,143)
     Purchases of property and equipment                                                    (416)          (221)
                                                                                        ------------------------
     Net cash provided by investing activities                                            18,855         (5,596)
                                                                                        ------------------------

 Cash Flows from Financing Activities:
     Net decrease in demand, money market, and savings deposits                           (4,958)        (1,004)
     Net (decrease) increase in certificates of deposit                                   (6,063)         3,579
     Net (decrease) increase in federal funds purchased
         and repurchase agreements                                                        (5,416)         6,740
     Cash dividends paid                                                                  (1,231)        (1,082)
     Cash paid in lieu of fractional shares                                                    -             (3)
     Repurchase of stock                                                                  (6,240)             -
     Proceeds from exercise of stock options                                                   -            460
                                                                                        ------------------------
     Net cash (used in) provided by financing activities                                 (23,908)         8,690
                                                                                        ------------------------

     Net Increase in Cash and Cash Equivalents                                              (861)         5,042

     Cash and Cash Equivalents at Beginning of Period                                     14,822         12,789
                                                                                        ------------------------

     Cash and Cash Equivalents at End of Period                                          $13,961        $17,831
                                                                                        ========================


 Supplemental Schedule of Cash and Cash Equivalents:
   Cash:
     Cash and due from banks                                                             $13,816         $9,570
     Interest-bearing deposits in other banks                                                145          3,261
     Federal funds sold                                                                        -          5,000
                                                                                        ------------------------
                                                                                         $13,961        $17,831
                                                                                        ========================

 Supplemental Disclosure of Cash Flow Information:
     Interest paid                                                                        $7,437         $6,458
     Income taxes paid                                                                    $1,358         $1,275


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and June 30, 1996 and its cash flows for the six months ended June 30, 1997 and June 30, 1996. Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1996.


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

Trading account securities, of which none were held on June
30, 1997 and December 31, 1996, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income.


Management  determines the appropriate  classification of
securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at June 30, 1997 and December 31, 1996.

3.  Commitments and Contingencies

The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of June 30, 1997 and December 31, 1996, there were no borrowings outstanding under this availability.

Commitments to extend credit, which amount to $53,691,000 at June 30, 1997 and $65,030,000 at December 31, 1996, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 1997 and December 31, 1996 the Bank had $1,118,000 and $705,000 in
outstanding standby letters of credit.

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

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL

On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (Mutual) into American National Bankshares Inc. (ANB). For comparative reporting purposes the financial results for the first six months ended June 30, 1996 include income and expenses of both Mutual and ANB during this period.

The Corporation's net income for the six months ended June 30, 1997 was $3,081,000 an increase of $1,659,000 or 117% over the net income of $1,422,000 recorded in the same period of 1996. Net income recorded during the six months ended June 30, 1996 included cost associated with the merger of Mutual into the American National Bankshares. Excluding the effect of this cost and all related income tax effects, net income for the six months ended June 30, 1996 was $2,986,000. The $3,081,00 net income for the six months ended June 30, 1997 was an increase of $95,000 or 3% over the $2,986,000 for 1996.

The components of the one-time cost, associated with the merger, in the first six months of 1996, include a federal income tax recapture on untaxed loan loss reserves of Mutual and consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. These were securities held by Mutual and were not compatible with ANB's investment program.

Net income for the three months ended June 30, 1997 was $1,544,000, a decrease of $14,000 or 1% from the $1,558,000 recorded during the same period of 1996. During 1996 most of the merger related expense mentioned above was recorded in the first quarter. During the second quarter ended June 30, 1996, merger related expense was only $17,000. The decrease of $14,000 during the second quarter of 1997 as compared to the same period of 1996 resulted primarily from start-up costs for the Corporation's subsidiary, Mutual Mortgage of the Piedmont Inc. and from a comparison with unusual high trust income recorded during the same quarter of 1996 due to fee income in a large estate. The after-tax effect of the two items was approximately $77,000.

Net income per common share based on weighted average shares outstanding of 3,239,477 was $.95 for the first six months of 1997 compared to $.44, based on weighted average shares outstanding of 3,254,139 during the same period of 1996.

Net income per common share based on weighted average shares outstanding of 3,199,599 was $.48 for the three months ended June 30, 1997. Net income per common share based on weighted average shares outstanding of 3,279,798 was $.48 for the three months ended June 30, 1996.

On an annualized basis, return on average total assets was 1.46% for the second quarter of 1997 and 1.62% on income before merger related expense for the same period of 1996. Return on average total assets was 1.45% for the first six months of 1997 compared to 1.52% on income before merger related expense for the same period of 1996. Return on average common shareholders' equity was 12.30% for the second quarter of 1997 and 13.04% on income before merger related expense for the second quarter of 1996. Return on average common shareholders' equity was 12.00% for the first six months of 1997 and 12.15% on income before merger related expense for the first six months of 1996.

TRENDS AND FUTURE EVENTS

At June 30, 1997, assets were $419,258,000, a decrease of $20,900,000 or 5% from the $440,158,000 recorded at December 31, 1996. Net loans were $249,912,000 at June 30, 1997, an increase of $16,403,000 or 7% above the $233,509,000 recorded at December 31, 1996. The increase in loans resulted from a strong loan demand and is further evidence of a continuing strong local economy. At June 30, 1997, deposits were $350,962,000, a decrease of 3% from the $361,983,000 recorded at December 31, 1996. Due to seasonal fluctuations in the volume of deposits (caused primarily by the local marketing of tobacco) it is not unusual for the Corporation to experience a flat or declining volume of deposits and or assets during the first six months of the year. Most of the Corporation's deposit growth takes place in the second half of the year. The decline in assets, during the first six months of 1997, is attributable both to a decline in deposits and a reduction in equity of approximately $6,240,000. The reduction in equity is the result of the Company's repurchase of its stock through a "Dutch Auction". The Dutch Auction is discussed below.

On April 9, 1997, the Corporation announced that it was offering to purchase 250,000 shares of American National Bankshares Inc. common stock (or such lesser numbers as are properly tendered), or approximately 7.62% of the currently outstanding shares, from existing shareholders. The Corporation conducted the tender offer through a procedure commonly referred to as a modified "Dutch Auction." The price was set in an amount not be in excess of $27 nor less than $25 per share. The modified "Dutch Auction" allowed the shareholder to select the price within the specified price range at which the shareholder was willing to sell all or some of their shares to the Corporation. A total of 228,065 shares were properly tendered. The Corporation paid $27 per share for all shares it purchased in the offer. This price was the highest price of those specified by tendering shareholders.

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

During the second quarter of 1997, the Corporation declared a quarterly cash dividend of $.21 per share. This dividend was a 17% increase over the dividend declared in the first quarter of $.18 per share. The second quarter dividend was paid on June 27, 1997 to shareholders of record on June 13, 1997.

Certain statements contained above in this section are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above regarding the local economy and the fluctuation of deposits are other factors that could cause actual results to differ materially. These factors include business conditions, development of new products and services, interest rate trends, future legislation, regulatory controls and the risks described from time to time in the Corporation's SEC reports.

NET INTEREST INCOME

Net interest income is the excess of interest income over interest expense. During the first six months of 1997, net interest income increased $1,052,000 or 14% over the same period of 1996. During the second quarter of 1997, net interest income increased $562,000 or 15% over the same quarter of 1996.

During the first six months of 1997, short term interest market rates increased slightly due to the action of the Federal Reserve Board by increasing short term rates by 1/4% in March. During the next twelve months the Corporation's repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $73,519,000, (approximately 18% of total assets), which makes the Corporation liability sensitive. Included in the liabilities are savings accounts of $71,263,000 which are not as sensitive to change as money market and interest bearing checking accounts. Considering the reality of the sensitivity of the savings accounts makes the repricing opportunities more balanced. Any further increases in market interest rates within the next twelve months may tend to decrease the Corporation's net yield on interest earning assets but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY

Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period.

Loans in a nonaccrual status at June 30, 1997 were $1,029,000 compared with $33,000 at December 31, 1996. Loans on accrual status and past due 90 or more at June 30, 1997 were $566,000 compared with $479,000 at December 31, 1996. The increase in loans in a nonaccrual status resulted from the addition of three commercial loans. All three additions are secured by real estate. Two are in the process of foreclosure. The third loan is being modified and is expected to be collected under a modified plan. Two of the three loans, totaling $757,000 are considered impaired. Management has identified a specific valuation allowance totaling $191,000 to record these loans at their estimated fair value, based upon the collateral securing the loans. The estimated fair value of the remaining loan is in excess of the Bank's recorded value.

Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .6% at June 30, 1997 and .2% at December 31, 1996. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered acceptable by industry standards.

During the first six months of 1997 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1997, if all such loans had been accruing interest at the original contractual rate, was $40,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.


PROVISION and RESERVE FOR LOAN LOSSES

The provision for loan losses was $500,000 for the six months of 1996 and $257,000 for the second quarter of 1997. The reserve for loan losses totaled $3,416,000 at June 30, 1997 an increase of 11% over the $3,070,000 recorded at December 31, 1996. The ratio of reserves to loans, less unearned discount, was 1.35% at June 30, 1997 and 1.30% at December 31, 1996. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

Non-interest income for the second quarter of 1997 was $783,000, an increase of 3% from the $761,000 reported in the second quarter of 1996. The components of the increase in the second quarter of 1997 included a 17% decrease in trust revenue due to the comparison of an unusually high trust fee from a large estate in the second quarter of 1996. Also included was a 37% increase in service charges on deposit accounts due to procedural changes in applying fees for overdrafts and returned checks, a 14% decrease in non-deposit fees and insurance commissions due primarily to a low demand for the type of loans providing insurance commissions and an increase of $70,000 in other income primarily from fees generated by the Bank's subsidiary, Mutual Mortgage of the Piedmont Inc. Mutual Mortgage of the Piedmont Inc. originates and sells loans in the secondary market.

Non-interest income for the six months ended June 30, 1997 was $1,521,000, an 11% increase from the $1,371,000 reported for the same period of 1996. The components of the increase included an 11% decrease in trust department income due to the comparison of unusually high trust department fees recorded during the second quarter of 1996. The components of the increase also included a 50% increase in service charges on deposit accounts due primarily to procedural changes in applying fees for overdrafts and returned checks, a 5% decrease in non-deposit fees and insurance commission due to reduced insurance commissions and an increase of $140,000 in other income which consisted primarily of fees earned by the Bank's subsidiary, Mutual Mortgage of the Piedmont Inc.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter ended June 30, 1997 was $2,542,000, a 22% increase over the $2,086,000 reported for the same quarter last year. Components of the increase included a 22% increase in salaries primarily from the addition of personnel at the Yanceyville branch office and Mutual Mortgage of the Piedmont Inc., a 19% increase in pension and other employee benefits, which included the addition of personnel at the Yanceyville location and the Mortgage Company, a 19% increase in occupancy and equipment expense which was also primarily attributable to the Yanceyville acquisition and a 50% reduction in FDIC insurance expense which resulted from a reduction in the premiums paid in the second quarter of 1997 on deposits of Mutual Savings Bank compared to the same quarter of 1996. Also included was a 19% increase in postage and printing, resulting partially from the acquisition of the Yanceyville branch office and the Mortgage Company, a 53% increase in core deposit intangibles as a result of the acquisition of the Yanceyville branch office and a 33% increase in other expenses which included additional expenses related to the Yanceyville office and the Mortgage Company. The second quarter of 1996 included merger related expenses of $17,000. There were no merger related expenses in the second quarter of 1997.

Non-interest  expense  for  the  first  six  months  ended  June  30,  1997  was
$5,057,000, a 6% decrease from the $5,399,000 recorded during the first six months of 1996. The components of the decrease included a 21% increase in salaries due primarily to the addition of personnel at the Yanceyville office and the Mortgage Company, a 26% increase in pension and other employee benefits due primarily to the addition of personnel at the Yanceyville office and the Mortgage Company, a 17% increase in occupancy and equipment expense due primarily  to  the  Yanceyville  office  addition  and a 51%  decrease  in  FDIC insurance expense due to the lower rates charged by the FDIC on deposits of Mutual Savings Bank after the merger occurred in the first quarter of 1996. Also included was a 7% increase in postage and printing, a 54% increase in core deposit intangible expense resulting from the Yanceyville acquisition and a 22% increase in other expenses primarily related to the addition of the Yanceyville office and the Mortgage Company. During the first six months of 1996 non-interest expense included $1,185,000 in merger related expense. There was no merger related expense in the first six months of 1997.

INCOME TAX PROVISION

The income tax provision for the first six months of 1997 was $1,346,000, an increase of $362,000 from the $1,708,000 reported a year earlier. The $1,708,000 recorded in 1996 included a one-time Federal tax assessment associated with Mutual's prior untaxed loan loss reserves. During the third quarter of 1996, this assessment was eliminated by Congressional action. The effective tax rate for the first six months of 1997 was 30%.

CAPITAL MANAGEMENT

Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 1997 the Corporation had a ratio of 16.9% for Tier I and a ratio of 18.2% for total capital. At December 31, 1996 these ratios were 19.4% and 20.7%, respectively.

A cash dividend of $.21 per share was paid on 3,051,733 shares of common stock outstanding on June 27, 1997 to shareholders of record June 13, 1997. This dividend totaled $640,864,000.

LIQUIDITY

The Corporation's net liquid assets to net liabilities ratio was 25% at June 30, 1997 and 32% at December 31, 1996. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

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

                        AMERICAN NATIONAL BANKSHARES INC.



                              /s/ Charles H. Majors
                              ---------------------------------
                              Charles H. Majors
Date - August 11, 1997        President and Chief Executive Officer



                              /s/ David Hyler
                              ---------------------------------
                              David Hyler
                              Senior Vice-President and
Date - August 11, 1997        Secretary-Treasurer (Chief Financial Officer)