Form 10-Q
period 1997-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 1997-11-14
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

The number of shares outstanding of the issuer's common stock as of November 7, 1997 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                                                      Page No.


  Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 1997
                  and December 31, 1996.....................................................................3
                Condensed Consolidated Statements of Income for the three months ended September 30, 1997 and 1996.........................................................4

                Condensed Consolidated Statements of Income for the nine months ended September 30, 1997 and 1996.........................................................5

                Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1997 and 1996.........................................................6

                Notes to Condensed Consolidated Financial Statements........................................7-8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
                  and Results of Operations.................................................................9-13


Part II.   Other Information................................................................................14

SIGNATURES .................................................................................................14

EXHIBITS - Financial Data Schedule..........................................................................15



                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)

                                                                         September 30         December 31
 ASSETS                                                                       1997                1996
 Cash and due from banks ..............................................  $ 16,022             $ 14,623
 Interest-bearing deposits in other banks..............................        69                  199
 Federal funds sold ...................................................     5,800                    -

 Investment securities:
   Securities available for sale (at market value).....................    67,890                87,371
   Securities held to maturity (market value of $70,029 at
     September 30, 1997 and $88,621at December 31, 1996................    69,394                88,386
       Total investment securities.....................................   137,284               175,757

 Loans ................................................................   254,049               237,039
   Less--
     Unearned income...................................................      (359)                 (460)
     Reserve for loan losses...........................................    (3,558)               (3,070)
         Net loans.....................................................   250,132               233,509

 Bank premises and equipment, at cost, less accumulated
   depreciation of $6,596 in 1997 and $6,148 in 1996...................     6,426                 6,385
 Accrued interest receivable and other assets..........................     9,318                 9,685
         Total assets..................................................  $425,681              $440,158

 LIABILITIES and STOCKHOLDERS' EQUITY
 Liabilities:
   Demand deposits -- non-interest bearing.............................  $ 44,491              $ 41,891
   Demand deposits -- interest bearing.................................    50,738                46,777
   Money market deposits...............................................    18,638                21,810
   Savings deposits....................................................    69,082                69,998
   Time deposits ......................................................   173,424               181,507
         Total deposits................................................   356,373               361,983

   Federal funds purchased.............................................         -                 8,425
   Repurchase agreements...............................................    17,452                15,059
   Accrued interest payable and other liabilities......................     2,817                 2,473
         Total liabilities.............................................   376,642               387,940

 Stockholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding..................................................         -                    -
  Common stock, $1 par,10,000,000 shares authorized,
     3,051,733 shares outstanding at September 30, 1997 and
     3,279,798 shares outstanding at December 31, 1996 ................     3,052                 3,280
   Capital in excess of par value......................................     9,892                10,631
   Retained earnings...................................................    35,575                37,993
   Net unrealized gains ...............................................       520                   314
         Total stockholders' equity....................................    49,039                52,218
         Total liabilities and stockholders' equity....................  $425,681              $440,158



 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                       Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                  (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                          1997     1996
 Interest Income:
   Interest and fees on loans.........................   $5,755   $5,209
   Interest on federal funds sold and other...........       53      115
   Income on investment securities:
     U. S. Government.................................      893    1,573
     Federal agencies.................................      836      352
     State and municipal .............................      276      255
     Other investments................................      103      103
       Total interest income..........................    7,916    7,607
 Interest Expense:
   Interest on deposits:
     Demand...........................................      354      302
     Money market.....................................      140      147
     Savings..........................................      538      500
     Time.............................................    2,383    2,396
   Interest on short-term borrowed funds..............      214      242
       Total interest expense.........................    3,629    3,587
 Net Interest Income..................................    4,287    4,020
 Provision for Loan Losses............................      262      165
 Net Interest Income After Provision
   For Loan Losses....................................    4,025    3,855
 Non-Interest Income:
   Trust and investment services......................      507      471
   Service charges on deposit accounts................      204      164
   Non-deposit fees and insurance commissions.........       41       25
   Other income.......................................       83       18
       Total non-interest income......................      835      678
 Non-Interest Expense:
   Salaries...........................................    1,177    1,025
   Pension and other employee benefits................      273      253
   Occupancy and equipment expense....................      359      282
   FDIC insurance expense.............................       20      388
   Postage and printing...............................       97       85
   Core deposit intangible ...........................      113       73
   Merger related expense.............................                 5
   Other expenses.....................................      427      385
       Total non-interest expense.....................    2,466    2,496
 Income Before Income Tax Provision...................    2,394    2,037
 Income Tax Provision.................................      749        4
 Net Income...........................................   $1,645   $2,033
 Net Income Per Common Share, based on weighted
  average shares outstanding of 3,051,733 at September
  30, 1997 and 3,279,798 at September 30, 1996........   $  0.54   $ 0.62

 Cash dividends paid per share........................   $  0.21   $ 0.18

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                       Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                  (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30
                                                                    1997      1996
 Interest Income:
   Interest and fees on loans..................................   $16,716   $15,083
   Interest on federal funds sold and other....................       114       331
   Income on investment securities:
     U. S. Government..........................................     3,159     4,537
     Federal agencies..........................................     2,529       984
     State and municipal ......................................       850       702
     Other investments.........................................       307       337
       Total interest income...................................    23,675    21,974
 Interest Expense:
   Interest on deposits:
     Demand....................................................     1,035       914
     Money market..............................................       426       472
     Savings...................................................     1,600     1,486
     Time......................................................     7,246     7,162
   Interest on short-term borrowed funds.......................       618       509
       Total interest expense..................................    10,925    10,543
 Net Interest Income...........................................    12,750    11,431
 Provision for Loan Losses.....................................       762       418
 Net Interest Income After Provision
   For Loan Losses.............................................    11,988    11,013
 Non-Interest Income:
   Trust and investment services...............................     1,404     1,483
   Service charges on deposit accounts.........................       586       425
   Non-deposit fees and insurance commissions..................         9        73
   Other income................................................       273        68
       Total non-interest income...............................     2,356     2,049
 Non-Interest Expense:
   Salaries....................................................     3,566     3,003
   Pension and other employee benefits.........................       802       674
   Occupancy and equipment expense.............................     1,026       853
   FDIC insurance expense......................................         5       467
   Postage and printing........................................       323       296
   Core deposit intangible ....................................       338       219
   Merger related expense......................................               1,190
   Other expenses..............................................     1,409     1,193
       Total non-interest expense..............................     7,523     7,895
 Income Before Income Tax Provision............................     6,821     5,167
 Income Tax Provision..........................................     2,095     1,712
 Net Income....................................................   $ 4,726  $  3,455
 Net Income Per Common Share, based on weighted
  average shares outstanding of 3,176,208 at September 30, 1997
   and 3,262,754 at September 30, 1996.........................   $   1.49  $   1.06

 Cash dividends paid per share.................................   $   0.60  $   0.51

 The accompanying notes to consolidated financial statements are an integral part of these statements.



                     Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                                1997           1996
 Cash Flows from Operating Activities:
   Net income........................................................        $  4,726       $  3,455
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses.....................................             762            418
       Depreciation..................................................             495            361
       Amortization of intangibles...................................             338            219
       Accretion of (discounts) and amortization of premiums
         on investment securities....................................             (38)            41
       (Gain) loss on sale of securities.............................             (31)           338
       Benefit for deferred income taxes.............................            (210)          (126)
       Reconciliation of fiscal year of merged company to calendar ye               -           (379)
       Decrease (increase) in interest receivable....................             152           (211)
       Increase in other assets......................................             (21)          (270)
       (Decrease) increase in interest payable.......................            (225)           511
       Increase in other liabilities.................................             569            190
       Net cash provided by operating activities.....................           6,517          4,547

 Cash Flows from Investing Activities:
     Proceeds from maturities, calls, and sales of securities .......          41,855         48,834
     Purchases of securities available for sale......................          (3,000)       (28,710)
     Purchases of securities held to maturity........................               -        (29,280)
     Net increase in loans...........................................         (17,384)        (9,080)
     Purchases of property and equipment.............................            (536)          (577)
     Net cash provided by investing activities.......................          20,935        (18,813)

 Cash Flows from Financing Activities:
     Net increase in demand, money market, and savings deposits......           2,473          3,662
     Net (decrease) increase in certificates of deposit..............          (8,083)         5,671
     Net (decrease) increase in federal funds purchased
         and repurchase agreements...................................          (6,032)        14,029
     Cash dividends paid.............................................          (1,871)        (1,672)
     Cash paid in lieu of fractional shares..........................               -             (3)
     Repurchase of stock.............................................          (6,240)             -
     Proceeds from exercise of stock options.........................               -            460
     Net cash (used in) provided by financing activities.............         (19,753)        22,147

     Net Increase in Cash and Cash Equivalents.......................           7,699          7,881

     Cash and Cash Equivalents at Beginning of Period................          14,822         12,789

     Cash and Cash Equivalents at End of Period......................        $ 22,521       $ 20,670


 Supplemental Schedule of Cash and Cash Equivalents:
   Cash:
     Cash and due from banks.........................................        $ 16,022       $ 12,902
     Interest-bearing deposits in other banks........................             699          7,560
     Federal funds sold..............................................           5,800            208
                                                                             $  22,521      $ 20,670

 Supplemental Disclosure of Cash Flow Information:
     Interest paid...................................................        $  11,150      $ 10,931
     Income taxes paid...............................................        $   2,151      $  1,953

 The accompanying notes to consolidated financial statements are an integral part of these statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and September 30, 1996 and its cash flows for the nine months ended September 30, 1997 and September 30, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1996.


2.  Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.
         Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income.
         Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
         Trading account securities, of which none were held on September 30, 1997 and December 31, 1996, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income.
         Management determines the appropriate classification of securities at the time of purchase. Securities classified as held to maturity are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at September 30, 1997 and December 31, 1996.


3.  Commitments and Contingencies

         The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of September 30, 1997 and December 31, 1996, there were no borrowings outstanding under this availability.
         Commitments to extend credit, which amount to $64,199,000 at September 30, 1997 and $65,030,000 at December 31, 1996, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
         Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 1997 and December 31, 1996 the Bank had $1,199,000 and $705,000, respectively, in outstanding standby letters of credit.

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


5.   New Accounting Pronouncements

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") used the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. SFAS No. 123 was not applicable for the Corporation during fiscal 1995 or 1996, as the Corporation had no stock options outstanding. During fiscal 1997, the Corporation elected to remain under the APB No. 25 rules for the stock options issued in the current year. The Corporation will be required to provide pro forma disclosures of what net income and earnings per share would have been had the Corporation adopted the new fair value method for recognition purposes at their fiscal year end.
         In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share and supersedes or amends all previous earnings per share presentation requirements. Basic earnings per share will be based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Earlier adoption is not allowed. The impact of adopting this new standard is not expected to significantly impact the Corporation's earnings per share presentations.
     In June of 1997,  SFAS  No.  130,  "Reporting  Comprehensive  Income",  was
issued.  SFAS No. 130  establishes  standards  for the  prominent  reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the total of net income and other changes in equity that bypass net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted, but not required. The Corporation has not yet determined the impact of adoption of SFAS No. 130.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNINGS and CAPITAL

         On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B.("Mutual") into American National Bankshares Inc.("ANB"). For comparative reporting purposes the financial results for the first nine months ended September 30, 1996 include income and expenses of both Mutual and ANB during this period.
         The Corporation's net income for the nine months ended September 30, 1997 was $4,726,000, an increase of $1,271,000 or 37% over the net income of $3,455,000 recorded in the same period of 1996. Net income recorded during the nine months ended September 30, 1996 included cost associated with the merger of Mutual into the American National Bankshares. Excluding the effect of this cost and all related income tax effects, net income for the nine months ended September 30, 1996 was $4,446,000. The $4,726,000 net income for the nine months ended September 30, 1997 was an increase of $280,000 or 6% over the $4,446,000 for 1996.
         The components of the one-time cost, associated with the merger, in the first nine months of 1996, include consulting, legal, accounting, conversion, regulatory and other related fees and expense. Also included in the merger related expense is a loss on the sale of securities. The loss resulted from securities held my Mutual that were not compatible with ANB's investment program. For the six months ended June 30, 1996, the cost associated with the merger included a Federal income tax recapture of $1,074,000 on untaxed loan loss reserves of Mutual. During the quarter ended September 30, 1996 the Federal income tax recapture was dismissed by congressional legislation and the $1,074,000 was reversed from the Company's liabilities. This amount was partially offset during the third quarter by a one-time special assessment by the Federal Deposit Insurance Corporation (FDIC), in the amount of $350,000, against deposits formerly held by Mutual to recapitalize the Savings Association Insurance Fund (SAIF).
         Net income for the three months ended September 30, 1997 was $1,645,000, a decrease of $388,000 or 19% from the $2,033,000 recorded during the same period of 1996. Excluding the effect of cost associated with the merger of Mutual into ANB in 1996 as discussed above, net income for the three months ended September 30, 1996 was $1,487,000. For comparative purposes, net income for the three months ended September 30, 1997 was an increase of $158,000 or 11% over the net income for the three months ended September 30, 1996, excluding the effect of cost associated with the merger.
         Net income per common share based on weighted average shares outstanding of 3,176,208 was $1.49 for the nine months ended September 30, 1997, an increase of $.43 per share or 41%, compared to $1.06, based on weighted average shares outstanding of 3,262,754 during the same period of 1996.
         Net income per common share based on weighted average shares outstanding of 3,051,733 was $.54 for the three months ended September 30, 1997, a decrease of $.08 per share, or 13%, from the net income of $.62 per common share based on weighted average shares outstanding of 3,279,798 for the three months ended September 30, 1996.
         On an annualized basis, return on average total assets was 1.57% for the third quarter of 1997 and 1.45% on income before merger related expense for the same period of 1996. Return on average total assets was 1.48% for both the first nine months of 1997 and the first nine months of 1996 on income before merger related expense. Return on average common shareholders' equity was 13.66% for the third quarter ended September 30, 1997 and 11.99% on income before merger related expense for the third quarter of 1996. Return on average common shareholders' equity was 12.53% for the nine months ended September 30, 1997 and 12.03% on income before merger related expense for the nine months ended September 30, 1996.

TRENDS AND FUTURE EVENTS

         At September 30, 1997, assets were $425,681,000, a decrease of $14,477,000 or 3% from the $440,158,000 recorded at December 31, 1996. Net loans were $250,132,000 at September 30, 1997, an increase of $16,623,000 or 7% above the $233,509,000 recorded at December 31, 1996. The increase in loans resulted from a strong loan demand. At September 30, 1997, deposits were $356,373,000, a decrease of $5,610,000 or 2% from the $361,983,000 recorded at December 31, 1996. Due to seasonal fluctuations in the volume of deposits (caused primarily by the local marketing of tobacco) it is not unusual for the Corporation to experience a flat or declining volume of deposits and/or assets during the first six months of the year. In past years most of the Corporation's deposit growth took place in the second half of the year. The decline in deposits and assets during the first nine months of 1997, is a departure from trends of prior years and is attributable to a slight reduction in tobacco sales, a management decision to decline offering excessive deposit rates on certificates of deposits and a reduction in equity of approximately $6,240,000. The reduction in equity is the result of the Company's repurchase of its stock through a "Dutch Auction." The Dutch Auction is discussed below.
         On April 9, 1997, the Corporation announced that it would offer to purchase 250,000 shares of American National Bankshares Inc. common stock (or such lesser numbers as are properly tendered), or approximately 7.62% of the shares outstanding on that date, from existing shareholders. The Corporation conducted the tender offer through a procedure commonly referred to as a modified "Dutch Auction." The price was set in an amount not to be in excess of $27 nor less than $25 per share. The modified "Dutch Auction" allowed the shareholder to select the price within the specified price range at which the shareholder was willing to sell all or some of their shares to the Corporation. A total of 228,065 shares were properly tendered. The Corporation paid $27 per share for all shares it purchased in the offer. This price was the highest price of those specified by tendering shareholders.
         At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors. The Committee currently consists only of the Company's independent non-employee Directors. On September 16, 1997 the Stock Option Committee approved the granting of 100 options to each full time employee of the Bank and Mutual Mortgage of the Piedmont, Inc. employed on that date. The total options granted were 16,900. These options may be exercised at $28 per share between September 16, 1998 and September 16, 2007.
         During the third quarter of 1997, the Corporation declared a quarterly cash dividend of $.21 per share, payable September 26, 1997 to shareholders of record September 12, 1997.
         Certain statements contained above in this section are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above regarding the local economy and the fluctuation of deposits are other factors that could cause actual results to differ materially. These factors include business conditions, development of new products and services, interest rate trends, future legislation, regulatory controls and the risks described from time to time in the Corporation's SEC reports.


NET INTEREST INCOME

         Net interest income is the excess of interest income over interest expense. During the nine months ended September 30, 1997, net interest income increased $1,319,000 or 12% over the same period of 1996. During the third quarter of 1997, net interest income increased $267,000 or 7% over the same quarter of 1996.
         During the nine month period ended September 30, 1997, short term interest market rates decreased slightly. During the next twelve months the Corporation's repricing opportunities in liabilities will exceed repricing opportunities of assets by approximately $64,765,000, (approximately 15% of total assets), which makes the Corporation liability sensitive. Included in the liabilities are savings accounts of $69,082,000 which are not as sensitive to change as money market and interest bearing checking accounts. Considering the reality of the sensitivity of the savings accounts makes the repricing opportunities more balanced. Any further decrease in market interest rates within the next twelve months may tend to increase the Corporation's net yield on interest earning assets, but Management does not expect this to have a substantial effect upon the earnings of the Corporation during the projected period.

ASSET QUALITY

         Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. There were no foreclosed properties held at the close of the reporting period.
         Loans in a nonaccrual status at September 30, 1997 were $1,160,000 compared with $33,000 at December 31, 1996. Loans on accrual status and past due 90 days or more at September 30, 1997 were $381,000 compared with $479,000 at December 31, 1996. The increase in loans in a nonaccrual status resulted from the addition of three commercial loans. All three additions are secured by real estate. Two are in the process of foreclosure. The third loan is being modified and is expected to be collected under a modified plan. Two of the three loans, totaling $757,000 are considered impaired. Management has identified a specific valuation allowance totaling $191,000 to record these loans at their estimated fair value, based upon the collateral securing the loans. The estimated fair value of the remaining loan is in excess of the Bank's recorded value.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .6% at September 30, 1997 and .2% at December 31, 1996. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered acceptable by industry standards.
         During the first nine months of 1997 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1997, if all such loans had been accruing interest at the original contractual rate, was $68,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.


PROVISION and RESERVE FOR LOAN LOSSES

     The provision for loan losses was $762,000 for the nine months ended September 30, 1997 and $262,000 for the third quarter ended September 30, 1997. The reserve for loan losses totaled $3,558,000 at September 30, 1997, an increase of 16% over the $3,070,000 recorded at December 31, 1996. The ratio of reserves to loans, less unearned discount, was 1.40% at September 30, 1997 and 1.30% at December 31, 1996. In Management's opinion, the current reserve for loan losses is adequate.


NON-INTEREST INCOME

         Non-interest income for the third quarter ended September 30, 1997 was $835,000, an increase of 23% from the $678,000 reported in the third quarter of 1996. The components of the increase in the third quarter of 1997 included an 8% increase in trust and investment services revenue, a 24% increase in service charges on deposit accounts due to procedural changes in applying fees for overdrafts and returned checks, a 64% increase ($16,000) in non-deposit fees and insurance commissions, due primarily to increases in ATM fees and collection and exchange fees and an increase of $65,000 in other income primarily from fees generated by the Bank's subsidiary, Mutual Mortgage of the Piedmont Inc. ("Mutual Mortgage"). Mutual Mortgage originates and sells loans in the secondary market.
         Non-interest income for the nine months ended September 30, 1997 was $2,356,000, a 15% increase from the $2,049,000 reported for the same period of 1996. The components of the increase included a 5% decrease in trust and investment services revenue due to the comparison of unusually high trust department fees recorded during the second quarter of 1996. The components of the increase also included a 38% increase in service charges on deposit accounts due primarily to procedural changes in applying fees for overdrafts and returned checks, a 27% increase ($20,000) in non-deposit fees and insurance commissions due primarily to increases in ATM fees and collection and exchange fees and an increase of $205,000 in other income which consisted primarily of fees earned by Mutual Mortgage.


NON-INTEREST EXPENSE

         Non-interest expense for the third quarter ended September 30, 1997 was $2,466,000, a 1% decrease over the $2,496,000 reported for the same quarter last year. Components of the decrease included a 15% increase in salaries primarily from the addition of personnel at the Yanceyville branch office and Mutual Mortgage, an 8% increase in pension and other employee benefits, which included the addition of personnel at the Yanceyville location and Mutual Mortgage, a 27% increase in occupancy and equipment expense which was attributable to the Yanceyville acquisition and the renovation of the Main office and the Tower
Drive office and a 95% reduction ($368,000) in FDIC insurance expense which resulted from a reduction in the premiums paid in the third quarter of 1997 on deposits of Mutual Savings Bank compared to the same period of 1996. Also included was a 14% increase in postage and printing, resulting partially from the acquisition of the Yanceyville branch office and Mutual Mortgage, a 54% increase ($40,000) in core deposit intangibles as a result of the acquisition of the Yanceyville branch office and an 11% increase in other expenses which included additional expenses related to the Yanceyville office and Mutual Mortgage. The third quarter of 1996 included merger related expenses of $5,000. There were no merger related expenses in the third quarter of 1997.
         Non-interest expense for the nine months period ended September 30, 1997 was $7,523,000, a 5% decrease from the $7,895,000 recorded during the first nine months of 1996. The components of the decrease included a 19% increase in salaries due primarily to the addition of personnel at the Yanceyville office and Mutual Mortgage, a 19% increase in pension and other employee benefits due primarily to the addition of personnel at the Yanceyville office and Mutual Mortgage, a 20% increase in occupancy and equipment expense due to the addition of the Yanceyville office and the renovation of the Main office and the Tower Drive office and an 87% decrease ($408,000) in FDIC insurance expense due to the lower rates charged by the FDIC on deposits of Mutual Savings Bank. Also included was a 9% increase in postage and printing, a 54% increase in core deposit intangible expense resulting from the Yanceyville acquisition and an 18% increase in other expenses primarily related to the addition of the Yanceyville office and Mutual Mortgage. During the first nine months of 1996 non-interest expense included $1,190,000 in merger related expense. There was no merger related expense in the first nine months of 1997.

INCOME TAX PROVISION

         The income tax provision for the nine months ended September 30, 1997 was $2,095,000, an increase of $383,000 from the $1,712,000 reported a year earlier. The provision recorded in 1996 included a one-time Federal tax assessment associated with Mutual's prior untaxed loan loss reserves through the second quarter. During the third quarter of 1996, this assessment was eliminated by Congressional action. The effective tax rates for the nine month periods ended September 30, 1997 and 1996 were 31% and 33%, respectively.


CAPITAL MANAGEMENT

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 1997 the Corporation had a ratio of 16.9% for Tier I and a ratio of 18.2% for total capital. At December 31, 1996 these ratios were 19.4% and 20.7%, respectively. The decline in these ratios during 1997 was due primarily to the stock repurchase program concluded in May 1997.
     The following cash dividends were paid during the first nine months of 1997:

                  Declared by
                  Board of Directors   Record date            Date Paid
 $.18 per share  February 20, 1997    March 14, 1997         March 28, 1997
 $.21 per share  May 20, 1997         June 13, 1997          June 27, 1997
 $.21 per share  August 19, 1997      September 12, 1997     September 26, 1997


LIQUIDITY

     The Corporation's net liquid assets to net liabilities ratio was 25% at September 30, 1997 and 32% at December 31, 1996. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

                                 AMERICAN NATIONAL BANKSHARES INC.



                                 /s/ Charles H. Majors
                                 ---------------------------------
                                 Charles H. Majors
Date - November 7, 1997          President and Chief Executive Officer



                                  /s/ David Hyler
                                  ---------------------------------
                                  David Hyler
                                  Senior Vice-President and
Date - November 7, 1997           Secretary-Treasurer (Chief Financial Officer)