Form 10-K
period 1997-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 1998-03-27
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1997 Commission file number 0-12820

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

          Class                                 Outstanding at March 19, 1998
Common Stock ($1.00 Par Value)                         3,051,733 Shares

     State the aggregate market value of the voting stock held by non-affiliates of the registrant

Aggregate market value of voting            Based upon the price of the most
  stock held by non-affiliates           recent sale known to management as of
         $79,564,745                                   March 19, 1998


                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None

PART I
ITEM 1 - BUSINESS

     American National Bankshares Inc. ("the Corporation") is a one-bank holding company which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company ("the Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At March 19, 1998 the Corporation employed 181 persons.

American National Bank and Trust Company

     The Bank has been operating as a commercial bank in Danville, Virginia since its organization in 1909. On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. ("Mutual") and Mutual was merged with and into American National Bank and Trust Company. In this transaction the Corporation exchanged 879,798 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares.
     The operations of the Bank are conducted at eleven offices located throughout the Bank's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Eight of these offices are located in Danville, one office each in Collinsville, Virginia, Gretna, Virginia and Yanceyville, North Carolina. The Bank received approval to establish an office in Chatham, Virginia with an anticipated opening date in late 1998. The Bank also has nine automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition

     The Bank's primary service area is generally defined as the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, and mortgage and finance companies. As of March 19, 1998, there were approximately 17 banks operating in this service area. American National Bank and Trust Company is the largest bank operating solely in this service area. No new banks or savings and loan associations have been chartered in the Danville area in the past five years. Several branch offices of existing banks have been opened in this trade area in the past two years.

Supervision and Regulation

     The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the Act") and is registered as such with the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Corporation.
     The operations of the Bank are subject to federal statutes and to regulations of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, which insures the Bank's deposits.
     The primary supervisory authority over the Bank is the Comptroller of the Currency, which regularly examines such areas as reserves, loans, investments, management practices and other aspects of the Bank's operations. These examinations are designed primarily for the protection of the Bank's depositors. In addition to these regular examinations, the Bank must furnish the Comptroller periodic reports containing a full and accurate statement of its affairs.
     As a national bank, the Bank is a member of the Federal Reserve System and is affected by general fiscal and monetary policies of the Federal Reserve Board. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.

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

ITEM 2 - PROPERTIES

     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 19, 1998 the Bank maintained seven full service branches located within the City of Danville at 1013 South Main Street, 1081 Riverside Drive, 239 Nor-Dan Drive, 1407 South Boston Road, 2016 West Main Street, 600 West Main Street and 103 Tower Drive. Full service branches are also located at 109 Main Street, Gretna, Virginia, 2484 Virginia Avenue, Collinsville, Virginia and 173 Main Street, Yanceyville, North Carolina. The Bank owns and operates nine Automated Teller Machines ("ATMs"). Four ATMs are located on branch office properties. Other ATMs are located at Piedmont Mall, Piedmont Drive in Danville, at Danville Regional Medical Center, 142 South Main Street, Danville,the Express Mart, Inc., U. S. Highway 29, Tightsqueeze, Virginia, Hillcrest Shopping Center, Highway 86, Yanceyville, North Carolina and Liberty Fair Mall, 240 Commonwealth Boulevard, Martinsville, Virginia.
     All property is owned by the Bank with the exception of 2016 West Main Street, Danville, the ATM locations at Piedmont Mall, the Express Mart, Inc., Hillcrest Shopping Center, Liberty Fair Mall and Danville Regional Medical Center. Both the land and building at 2016 West Main Street are leased and the space occupied at Piedmont Mall, the Express Mart, Inc., Hillcrest Shopping Center, Liberty Fair Mall and the Danville Regional Medical Center are leased. The Bank also owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office and owns approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking operations. The Bank owns a lot at 13880 U.S. Highway 29, Chatham, Virginia, to establish a new branch in late 1998. There are no mortgages or liens against any property of the Bank or the Corporation.

ITEM 3 - LEGAL PROCEEDINGS

     There are no legal actions or proceedings pending to which the Corporation is a party.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Corporation's common stock is not traded on any stock exchange but is listed on the OTC (Over The Counter) Bulletin Board under the symbol "AMNB". At March 19, 1998 the Corporation had 1,460 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on 3,279,798 and 3,051,733 shares outstanding at December 31, 1996 and 1997, respectively.

                                 First            Second           Third            Fourth
Market Value                     Quarter          Quarter          Quarter          Quarter
1997 Common Stock            $23.50 - 24.75   $23.50 - 27.00   $26.25 - 28.25   $27.25 - 32.00
1996 Common Stock            $26.00 - 30.00   $23.00 - 27.00   $23.25 - 26.00   $24.00 - 26.38

Per Share                         First            Second             Third         Fourth
Dividends Declared               Quarter           Quarter            Quarter       Quarter       Total
1997 Common Stock                 $ .18             $ .21              $ .21         $ .21        $ .81
1996 Common Stock                 $ .15             $ .18              $ .18         $ .18        $ .69

ITEM 6 - SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc & Subsidiary


                                                          1997         1996         1995         1994         1993
Operations Information:
Interest income:
  Loans.................................................$ 22,441     $ 20,335     $ 18,432     $ 14,923     $ 14,182
  Federal funds sold and other..........................     237          435          202          210          362
  Investment securities.................................   9,050        9,162        7,300        6,701        7,549
                                                      -----------  -----------  -----------  -----------  -----------
    Total interest income...............................  31,728       29,932       25,934       21,834       22,093
Interest expense........................................  14,590       14,370       11,484        8,919        9,716
                                                      -----------  -----------  -----------  -----------  -----------
Net interest income.....................................  17,138       15,562       14,450       12,915       12,377
Provision for loan losses...............................  (1,100)        (673)        (484)        (272)        (214)
Non-interest income.....................................   3,201        2,691        2,035        2,122        2,011
Non-interest expense.................................... (10,245)     (10,167)      (8,702)      (8,150)      (7,586)
                                                      -----------  -----------  -----------  -----------  -----------
Income before income taxes..............................   8,994        7,413        7,299        6,615        6,588
Income taxes............................................   2,725        2,381        2,283        2,106        2,023
                                                      -----------  -----------  -----------  -----------  -----------
Net income.............................................. $ 6,269      $ 5,032      $ 5,016      $ 4,509      $ 4,565
                                                      ===========  ===========  ===========  ===========  ===========

Balance Sheet Information:
Investment securities...................................$143,077     $175,757     $149,208     $122,509     $127,526
Net loans............................................... 251,173      233,509      212,684      188,034      177,130
Total deposits.......................................... 351,603      361,983      327,342      282,791      283,322
Shareholders' equity....................................  50,003       52,218       48,912       45,045       42,815
Total assets............................................ 423,640      440,158      388,479      337,355      327,908

Per Share Information:
Net income..............................................  $ 1.99       $ 1.54       $ 1.56       $ 1.40       $ 1.42
Dividends...............................................     .81          .69          .56          .75          .47
Book value..............................................   16.39        15.92        15.22        14.02        13.32

Ratios:
Return on average assets................................    1.47%        1.24%        1.43%        1.37%        1.41%
Return on average shareholders' equity..................   12.51%       10.12%       10.62%       10.13%       11.15%
Total risk-based capital/assets.........................   18.37%       20.66%       23.67%       25.98%       26.35%
Leverage capital/assets.................................   11.80%       11.86%       12.59%       13.35%       13.06%
Net charge-offs to average net loans....................     .36%         .17%         .09%         .04%         .09%
Reserve for loan losses to period-end
  loans, net of unearned income.........................    1.29%        1.30%        1.28%        1.29%        1.26%

The financial information for years 1993 through 1995 has been restated to reflect the merger with Mutual Savings Bank, FSB.

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

Performance Summary

     The Corporation and Bank reported record profitability during 1997. Net income of $6,269,000 for 1997 increased by $1,237,000 or 25% over net income of $5,032,000 for 1996. Net income for 1996 was adversely affected by costs associated with the merger of Mutual and a one time FDIC assessment against Mutual deposits to recapitalize the SAIF fund. Net income for 1997 exceeded 1996 operating income of $5,935,000 (which excludes the effect of the merger costs and FDIC assessment and related tax effects) by $334,000, or 6%.
     The economy of the Bank's trade area continues to be healthy as evidenced by another year of strong loan demand. During 1997, net loans increased $17,663,000, or 8%. Total deposits declined $10,380,000 during 1997, or 3%, as the Bank executed a planned strategy to reduce high cost time deposits.

Earnings and Capital

     On a per common share basis, net income (based on average shares outstanding of 3,144,834 in 1997, 3,267,038 for 1996 and 3,213,641 for 1995) was
$1.99 in 1997, $1.54 in 1996, and $1.56 in 1995. The Corporation decreased shareholders' equity during 1997 by $2,215,000 or 4% through the repurchase of 228,065 shares of common stock for $6,278,000. The reduction from stock repurchase was offset by retention of 1997 earnings of $3,756,000 and an increase in net unrealized gains on "available for sale" securities of $307,000. This followed an increase in capital of $3,306,000 or 7%, in 1996. The increase in 1996 resulted from retention of 1996 earnings of $2,889,000, proceeds of $731,000 from exercise of stock options less a reduction of $314,000 in net unrealized gains on "available for sale" securities. Shareholders' equity was 11.8% of assets at December 31, 1997 and 11.9% at December 31, 1996. Shareholders' equity was $50,003,000 at December 31, 1997 and $52,218,000 at December 31, 1996. The total market value of American National Bankshares Inc. common stock at $31.00 per share (the last trade recorded on the OTC Bulletin Board during 1997) was $94,604,000. The market value of the Corporation's common stock was 189 percent of its book value. Book value per common share was $16.39 at the close of 1997.
     During 1997, the Corporation increased its reserve for loan losses to $3,277,000 an increase of $207,000 or 7% from 1996. The reserve, as a percentage of loans, was 1.29% at December 31, 1997 and 1.30% at December 31, 1996.
     The return of net income on average total assets was 1.47% in 1997 compared to 1.24% in 1996 and 1.43% in 1995. The return of operating earnings on average total assets (which excludes the effect of the merger and FDIC assessment and related tax effects) was 1.47% in 1997, 1.46% in 1996 and 1.47% in 1995.
     The return on average shareholders' equity was 12.51% in 1997 compared to 10.12% in 1996 and 10.62% in 1995. The return on average shareholders' equity (excluding the effect of the merger and FDIC assessment and related tax effects) was 11.94% in 1996 and 10.91% in 1995.

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

     At the consummation of the merger on March 14, 1996, Mutual had total assets of $84,718,000, total deposits of $67,996,000 and shareholders' equity of $15,958,000. The Corporation had approximately 1,492 shareholders at December 31, 1996.
     On October 25, 1996 the Bank purchased the branch office and associated ATM of FirstSouth Bank located in Yanceyville, (Caswell County) North Carolina. The Bank assumed $21,405,000 in deposits and purchased $4,775,000 in loans as well as the building, furniture, fixtures and equipment. The Bank paid a premium of $1,516,000, approximately 7% of the deposits assumed. The transaction was accounted for as a purchase and the premium was recorded as a core deposit intangible asset. The Yanceyville branch office is approximately 12 miles from the City of Danville and Management views this as a natural expansion of the Corporation's market area. The Bank already serves many customers who work in the greater Danville area but reside in Yanceyville and Caswell County.

Trends and Future Events

     The economic conditions of the Corporation's trade area have continued to be healthy during 1997 as evidenced by another year of strong loan demand. The Corporation's net loans grew at a rate of 8% during 1997 following a 10% increase in 1996. Total deposits declined 3% during 1997 following an increase in 1996 as the Bank executed a planned strategy to reduce high cost time deposits.
     The weighted average yield on interest earning assets increased and the weighted average cost of interest-bearing liabilities decreased during 1997 due to a shift in balances from investments to loans, due to higher yielding investments and due to lower yields paid on interest-bearing liabilities. As a result of the Corporation's asset and liability repricing strategy and increased loan demand, the Corporation was able to increase its net interest income (interest income less interest expense) by 10%. Although management believes the Corporation has positioned itself to continue to maintain this level of net interest income into the near future, increased competition and slowing loan and deposit growth could negatively impact net interest income.
     During 1997, time deposits decreased by $10,390,000 or 6% as a result of the Bank strategy to decrease higher cost deposits. Interest bearing demand deposits increased $5,253,000 or 11%, and non-interest bearing demand deposits decreased by $137,000 or less than 1%. Money market deposits declined by $4,659,000, or 21%, as certain commercial accounts switched to higher yielding repurchase agreements and as individuals transferred balances to less restrictive interest bearing demand accounts. Repurchase agreements which are not included in deposits increased $2,980,000, or 20%, during 1997. Total deposits decreased $10,380,000 or 3% during 1997 after increasing $34,640,000 or 11% during 1996. The increase in total deposits during 1996 included $21,405,000 in deposits assumed in the Yanceyville acquisition. The increase in deposits during 1996,  excluding the  Yanceyville  acquisition,  was 4%.
     Pursuant to the Agreement and Plan of Reorganization by and between Mutual and the Corporation, Mutual Mortgage of the Piedmont, Inc. was organized in 1996 as a wholly owned subsidiary of American National Bank and Trust Company. The primary purpose of this organization is to originate and sell mortgage loans. Mutual Mortgage of the Piedmont, Inc. began operations on December 2, 1996. Its main office is located in the Bank's branch office building at 103 Tower Drive. The financial condition and results of operations of the Mortgage Company are included in the Consolidated Balance Sheets and Consolidated Statements of Income of the Corporation.
     On February 1, 1996, the Federal Reserve Bank ("FRB") lowered its discount rate by 1/4% and the major money center banks followed by lowering their prime rate by 1/4% on the same day. The major money center banks increased their prime rate 1/4% on March 26, 1997 in response to slightly higher U.S. Treasury bill and bond yields. Long term U.S. Treasury yields have declined almost 1% since March 1997 in response to the Asian financial crisis and due to low inflation.
     As mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC adopted regulations effective January 1, 1993, for the transition from a flat-rate insurance assessment system to a risk-based system by January 1, 1994. Pursuant to these regulations, the Bank's deposit insurance assessment was set at the lowest allowable rate of $.23 per $100 of deposits for the year 1994. The assessment rate was $.04 per $100 of deposits in 1995, reduced to a minimum $2,000 in 1996 and set at $.01 per $100 of deposits in 1997. In addition to the minimum assessment for American National Bank and Trust Company, a one time charge to recapitalize the SAIF fund of the FDIC in the amount of $350,000 was made against the deposits of Mutual during 1996. The Bank must also pay "OAKAR" premiums on the continuing deposits of Mutual. "OAKAR" premiums were assessed at an annual rate of $.17 per $100 of Mutual deposits in 1996 and $.06 per $100 of Mutual deposits in 1997.
     Among other things, FDICIA identifies five capital categories for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.
     The FRB has adopted regulations establishing relevant capital requirements for banks. Under the regulations, a well capitalized institution must have a Tier I risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, the Bank has always been and continues to be considered well capitalized.

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

Year 2000 Issue

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transactions in the year 2000.
     Based on preliminary study, the corporation expects to spend approximately $125,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions related to the year 2000 and beyond. The amount expensed in 1997 was immaterial.

Net Interest Income

     Net interest income, the most significant component of earnings, is the excess of interest income over interest expense. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis for the years 1997, 1996 and 1995.
     During 1997, taxable equivalent net interest income increased to $17,622,000, up 10% from $15,978,000 in 1996. Taxable equivalent net interest income for 1996 was up 8% from $14,729,000 recorded in 1995. The $1,644,000 increase in taxable equivalent net interest income during 1997 consisted of $1,427,000 due to increases in volume and $217,000 attributable to rate. The $1,249,000 increase in taxable equivalent net interest income during 1996 was the net result of an increase of $1,101,000 due to volume and $148,000 attributable to rate.
_______________________________________________________________________________

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                      Average Balance            Interest Income/Expense       Average Yield/Rate
                               -----------------------------    -------------------------    -----------------------
                                 1997       1996       1995       1997     1996     1995      1997     1996    1995
                               --------   --------  --------    -------  -------  -------    ------   ------  ------
Loans:
  Commercial                   $ 65,457   $ 59,385  $ 59,828    $ 6,004  $ 5,553  $ 5,325     9.17%    9.35%   8.90%
  Mortgage                      131,004    118,223   107,955     11,366   10,300    9,551     8.68     8.71    8.85
  Consumer                       52,733     46,227    38,096      5,109    4,532    3,604     9.69     9.80    9.46
                               --------   --------  --------    -------  -------  -------
    Total loans                 249,194    223,835   205,879     22,479   20,385   18,480     9.02     9.11    8.98
                               --------   --------  --------    -------  -------  -------
Investment securities:
  U. S. Government               66,821    101,138    71,290      4,018    6,022    3,860     6.01      5.95   5.41
  Federal agencies               53,507     26,984    35,703      3,471    1,712    2,315     6.49      6.34   6.48
  State and municipal            21,349     18,363    12,340      1,582    1,354      926     7.41      7.37   7.50
  Other investments               6,155      6,357     6,172        425      440      430     6.90      6.92   6.97
                               --------   --------  --------    -------  -------  -------
  Total investment securities   147,832    152,842   125,505      9,496    9,528    7,531     6.42      6.23   6.00
                               --------   --------  --------    -------  -------  -------
Federal funds sold and other      4,295      8,121     3,350        237      435      202     5.52      5.36   6.03
                               --------   --------  --------    -------  -------  -------

  Total interest-earning assets 401,321    384,798   334,734     32,212   30,348   26,213     8.02      7.89   7.83
                               --------   --------  --------    -------  -------  -------
  Other non-earning assets       24,367     21,905    17,053
                               --------   --------  --------
    Total assets               $425,688   $406,703  $351,787
                               ========   ========  ========
Deposits:
  Demand                       $ 48,893   $ 43,012  $ 36,892      1,408    1,246    1,085     2.88      2.90   2.94
  Money market                   19,463     21,414    21,480        572      638      695     2.94      2.98   3.24
  Savings                        70,238     65,764    69,727      2,140    2,013    2,171     3.05      3.06   3.11
  Time                          176,403    172,390   136,725      9,590    9,670    7,193     5.44      5.61   5.26
                               --------   --------  --------    -------  -------  -------
    Total deposits              314,997    302,580   264,824     13,710   13,567   11,144     4.35      4.48   4.21
Federal funds purchased             773        190     1,618         44       11       99     5.69      5.79   6.12
Repurchase agreements            17,909     16,757     5,877        836      792      241     4.67      4.73   4.10
                               --------   --------  --------    -------  -------  -------
    Total interest-bearing
      liabilities               333,679    319,527   272,319     14,590   14,370   11,484     4.37      4.50   4.22
                               --------   --------  --------    -------  -------  -------
Demand deposits                  39,752     34,723    29,303
Other liabilities                 2,128      2,739     2,919
Shareholders' equity             50,129     49,714    47,246
                               --------   --------  --------
    Total liabilities and
      Shareholders' equity     $425,688   $406,703  $351,787
                               ========   ========  ========

Interest rate spread                                                                          3.65%     3.39%  3.61%
                                                                                              =====     =====  =====
Net interest income                                             $17,622  $15,978  $14,729
                                                                =======  =======  =======
Taxable equivalent adjustment                                   $   484  $   416  $   280
                                                                =======  =======  =======
Net yield on earning assets                                                                   4.39%     4.15%  4.40%
                                                                                              =====     =====  =====

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
                                                  1997 vs. 1996                   1996 vs. 1995
                                           -----------------------------   -----------------------------
                                            Interest         Change         Interest        Change
                                            Increase     Attributable to    Increase     Attributable to
                                           (Decrease)    Rate   Volume     (Decrease)    Rate   Volume
Interest income
Loans:
  Commercial                                 $   451    $(108)  $   559      $   228    $ 268   $ (40)
  Mortgage                                     1,066      (67)    1,133          749     (147)    896
  Consumer                                       577      (62)      639          928      135     793
                                             -------    ------  -------      --------   ------  ------
    Total loans                                2,094     (237)    2,331        1,905      256    1,649
                                             -------    ------  -------      --------   ------  -------
Investment securities:
  U.S. Government                             (2,004)      59    (2,063)       2,162      416    1,746
  Federal agencies                             1,759       39     1,720         (603)     (49)    (554)
  State and municipal                            228        7       221          428      (16)     444
  Other investments                              (15)      (1)      (14)          10       (3)      13
                                             --------   ------  --------     --------   ------  -------
    Total investment securities                  (32)     104      (136)       1,997      348    1,649
                                             --------   ------  --------     --------   ------  -------
Federal funds sold and other                    (198)      13      (211)         233      (25)     258
                                             --------   ------  --------     --------   ------  -------
    Total interest income                      1,864     (120)    1,984        4,135      579    3,556
                                             --------   ------  --------     --------   ------  -------
Interest expense
Deposits:
  Demand                                         162       (7)      169          161      (17)     178
  Money market                                   (66)      (9)      (57)         (57)     (55)      (2)
  Savings                                        127       (9)      136         (158)     (36)    (122)
  Time                                           (80)    (302)      222        2,477      502    1,975
                                             --------   ------  --------     --------   ------  -------
    Total deposits                               143     (327)      470        2,423      394    2,029
Federal funds purchased                           33        -        33          (88)      (5)     (83)
Repurchase agreements                             44      (10)       54          551       42      509
                                             --------   ------  --------     --------   ------  -------
    Total interest expense                       220     (337)      557        2,886      431    2,455
                                             ========   ======  ========     ========   ======  =======
Net interest income                          $ 1,644    $ 217    $1,427      $ 1,249    $ 148   $1,101
                                             ========   ======  ========     ========   ======  =======

Provision and Reserve for Loan Losses

     The provision for loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by Management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio. The 1997 provision for loan losses was $1,100,000 and compares with $673,000 in 1996 and $484,000 in 1995.
     The increase in the provision for loan losses was influenced by increased charge-offs and growth in loans. During recent years, the Bank has experienced unusually low levels of charge-offs. Net charge-offs increased to $893,000 in 1997 from $385,000 in 1996 because two commercial loans were written down $402,000 prior to acceptance of $385,000 in real estate collateral. The Bank is vigorously attempting to market the real estate owned through real estate agents. The reserve for loan losses totaled $3,277,000 at December 31, 1997, an increase of 7% over December 31, 1996. The ratio of reserve to loans, less unearned  discount,  was 1.29% at December  31,  1997 and 1.30% at December  31,
1996.
     The Bank's Loan Committee has responsibility for determining the level of the reserve for loan losses, subject to the review of the Board of Directors. The Loan Committee has taken economic factors, as well as any other external events that may affect the value and collectability of the loan portfolio, into consideration when making its assessment and recommendation.
     The methodology used to determine the level of the loan loss reserve on a quarterly basis includes the identification of losses from a review of the Corporation's loan "Watch" list. In addition to these identifiable potential losses, an experience factor for each major category of loans is applied against the remaining portion of the loans considered to have no more than a normal risk of collectability. Additional factors considered in determining the level of the loan loss reserve are economic conditions, historical losses, trends and other external factors. The sum of these elements is the Loan Committee's recommended level of the reserve for loan losses.
     If the existing level of the loan loss reserve is below the Loan Committee's recommended level of the reserve at the close of an interim period, an increase sufficient to eliminate the deficiency is recorded in the current period provision for loan losses. If the existing level of the reserve exceeds the recommended level at the close of an interim period, no adjustment is made to the provision for loan losses if loan growth is expected.
     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is dependent primarily on the success of Danville's largest employer (a textile manufacturing firm), tobacco farming (the major crop of rural Pittsylvania and Caswell County), tobacco marketing and processing, furniture manufacturing and Danville's second largest employer, a tire manufacturing plant. Textile manufacturing, tobacco farming and tobacco processing have been subjected to external market pressures in recent years but have continued to be prosperous.
     The local economy of the Corporation's trade area continues to be strong at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if a significant decline occurs in any of these industries along with a corresponding reduction in employment. Management believes the reserve for loan losses is appropriate in view of this geographic concentration.
     The adoption in 1995, of Statement of Financial Accounting Standards Nos. 114 and 118, which address accounting by creditors for loan impairment, did not have a significant impact on the provision for loan losses.

     Mangement has  allocated the reserve for loan losses to loan  categories as follows (in thousands):
                                     1997                  1996                1995                1994               1993
                                -----------------    -----------------   -----------------   -----------------   -----------------
                                          Percent              Percent             Percent             Percent             Percent
                                         of loans             of loans            of loans            of loans            of loans
                                          in each              in each             in each             in each             in each
                                         category             category            category            category            category
                                         to total             to total            to total            to total            to total
                                 Amount     loans     Amount     loans    Amount     loans    Amount     loans    Amount     loans
                                -------  --------    -------  --------   -------  --------   -------  --------   -------  --------
Commercial (including
  commercial real estate)       $  873        44%     $  886       40%    $  888       43%    $  858       42%   $  913        38%

Real estate-
  residential                      129        37         128       38        146       38        121       39       114        42

Consumer                         1,173        19       1,152       22        549       19        291       19       275        20

Unallocated                      1,102         -         904        -      1,174        -      1,184        -       954         -
                                ------   --------     ------  --------    ------  --------    ------  --------   ------   --------
Balance at
  end of year                   $3,277       100%     $3,070      100%    $2,757      100%    $2,454      100%   $2,256       100%
                                ======   ========     ======  ========    ======  ========    ======  ========   ======   ========

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

_______________________________________________________________________________

Loan Losses - Ratios
                                                                                  1997      1996      1995
                                                                                -------   -------   -------
Reserve as percentage of outstanding loans, net of unearned income                1.29%     1.30%     1.28%
Net charge-offs as percentage of reserve                                         27.23%    12.58%     6.58%
Net charge-offs as percentage of average loans, net of unearned income             .36%      .17%      .09%
Provision as percentage of net charge-offs                                      123.26%   174.40%   266.92%
Provision as percentage of average loans, net of unearned income                   .44%      .30%      .24%
Reserve for loan losses to nonperforming loans                                    8.34X    93.03X     9.01X

_______________________________________________________________________________

Non-Interest Income

     Non-interest income totaled $3,201,000 in 1997 compared with $2,691,000 in 1996 and $2,035,000 in 1995. This was an increase of 19% during 1997 after an increase of 32% during 1996 and a 4% decrease in 1995. The major components of non-interest income are trust department income, service charges on deposit accounts, non-deposit fees and insurance commissions and other income.
     The trust department services have been expanded in both corporate and personal trusts and other fiduciary accounts during the past three years and the income from the administration of several large estates during this period has caused some fluctuation in the department's income. The trust department reported income of $1,888,000 in 1997, a decrease of less than 1% from the $1,896,000 in 1996 which in turn was a 41% increase from the $1,343,000 reported in 1995. Beginning in 1995 the trust department expanded its investment services, including asset allocation, offered to corporate and personal trusts and other fiduciary accounts. The 41% increase in trust department income during 1996 resulted primarily from the closing of several large estates and from new business booked in 1996.
     Service charges on deposit accounts were $786,000 in 1997, an increase of 31% over $601,000 reported in 1995, which was a 34% increase over the $448,000 recorded for 1995. The increases in 1996 and 1997 were caused in part by the increase in deposit accounts of $36,295,000 from the acquisition of the Gretna branch office in August 1995 and $21,410,000 from the acquisition of the Yanceyville branch office in October 1996. The remaining increases in both years were attributable to growth in demand deposit accounts and a price increase in April 1997.
     Non-deposit fees and insurance commissions were $156,000 in 1997, an increase of 47% from the $106,000 reported in 1996 which was off from $114,000 reported in 1995. The large increase in 1997 resulted from renewed focus on insurance sales and strong loan demand.
     Other income was $371,000 in 1997, an increase of $283,000 from the $88,000 recorded in 1996, which in turn was a decrease of 32% from the $130,000 recorded in 1995. The increase in other income in 1997 resulted primarily from $220,000 of fees from originating and selling fixed rate mortgage loans through a wholly owned subsidiary of the Bank. There were no fees from loan sales prior to 1997 as the new operation was started in December 1996. Other income also included gains on sales of securities which were $31,000 in 1997, $0 in 1996 and $46,000 in 1995.

Non-Interest Expense

     Non-interest expense totaled $10,245,000 in 1997, an increase of $78,000 or 1% over the $10,167,000 in 1996, which in turn was an increase of $1,465,000 or 17% over the $8,702,000 recorded for 1995. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, FDIC insurance expense, postage and printing, merger related expense and other expenses. Excluding $1,406,000 in 1996 and $140,000 in 1995 of non-interest costs associated with the Mutual merger and the one time FDIC assessment, 1997 non-interest expense increased $1,484,000 or 17% over 1996 while 1996 non-interest expense increased $199,000 or 2% over 1995.
     Salaries totaled $4,811,000 for 1997, an increase of 18% over 1996. Salaries increased $276,000, or 7% of the 18% increase for 1997, from inclusion of a full year of salaries in 1997 at the Yanceyville branch office purchased on October 25,1996 and at Mutual Mortgage of the Piedmont, Inc. which began operations in late 1996. Salaries totaled $4,083,000 in 1996, an increase of 8% over $3,787,000 reported for 1995.
     Pension and other employee benefits totaled $1,076,000 in 1997, an increase of 18% from the $913,000 recorded in 1996, which in turn was a decrease of 15% over the $1,073,000 reported in 1995. The percentage increase in 1997 over 1996 approximated the percentage increase in salaries in 1997. In 1996 the pension plan of Mutual was terminated and a distribution made to the employees. All employees of Mutual were then added to the Corporation's pension plan. The decrease in 1996 resulted primarily from a gain recorded on the curtailment and settlement of Mutual's pension plan.
     The total occupancy and equipment expense was $1,437,000 for 1997, an increase of 19% over $1,212,000 reported for 1996. This, in turn, was an increase of 16% over $1,044,000 recorded in 1995. The increases in 1997 and 1996 were primarily the cumulative result of adding the Gretna branch office in August 1995, the Yanceyville branch office in October 1996, and Mutual Mortgage of the Piedmont, Inc. in December 1996 along with the 1996 move of the operations departments into the renovated upper two floors of the Tower Drive branch office.
     FDIC insurance expense decreased 83% to $78,000 in 1997 from $467,000 in 1996 which was up 15% from $407,000 in 1995. The FDIC reduced the deposit insurance assessment rate in 1997 for deposits held by American National Bank and Trust Company to $.01 per $100 of deposits and to a flat $2,000 in 1996 from $.04 per $100 of deposits in 1995. The Bank is assessed a higher rate on deposits assumed from Mutual, and the Mutual assessment rate has decreased from $.23 per $100 of deposits in 1995 to $.17 per $100 in 1996 to $.06 per $100 in
1997. In 1996 the Bank paid a one-time $350,000 FDIC charge on the Mutual deposits to recapitalize the SAIF fund. The $350,000 assessment was offset partially by lower ongoing deposit premiums, but still resulted in higher a FDIC insurance expense in 1996.
     Postage and printing expense was $429,000 in 1997, an increase of 8% from the $397,000 recorded in 1996, which in turn was an increase of 40% from the $284,000 recorded in 1995. The increases in 1997 and 1996 were primarily related to the two branch offices purchased in 1995 and 1996 and the mortgage operation started in 1996.
     Merger-related expense for 1996 was $1,056,000. This included non-recurring items such as legal services, financial advisory services, accounting services, regulatory fees, data conversion costs, signage and other expense. Also included were losses on securities held by Mutual at the time of the merger which were not compatible with the Corporation's investment program. During 1995, $140,000 was recorded in merger-related expenses. There were no merger related expenses recorded in 1997.
     Core deposit intangible expense represents amortization of premiums paid for deposits at the Yanceyville and Gretna offices. The increase to $450,000 in 1997 from $318,000 in 1996 and $103,000 in 1995 represents a full year of amortization for both offices which is calculated on a straight line basis over ten years.
     Other expenses were $1,964,000 in 1997, an increase of 14% over the $1,721,000 reported in 1996. Other expenses in 1996 decreased 8% from the $1,865,000 recorded in 1995. The increase of $243,000 in 1997 reflects additional franchise tax of $78,000, higher audit expense of $61,000 from special projects, and increases from the two newly acquired branches and the new mortgage operation.

Income Taxes

     The provision for income taxes (total of current and deferred) was $2,725,000 in 1997, compared with $2,381,000 in 1996 and $2,283,000 in 1995. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income which is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The significant increase in the 1997 provision for income taxes reflects higher income before income taxes in 1997.

Capital Management

     Regulatory agencies issued risk-based capital guidelines which were fully effective in 1992. The guidelines were established to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.
     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Bank's Tier I capital consists primarily of stockholder's equity, while Tier II capital consists of the reserve for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.
     The guidelines require that total capital (Tier I and Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 1997, the Bank's Tier I and Total capital ratios were 17.14% and 18.37%, respectively. At December 31, 1996, these ratios were 19.42% and 20.66%, respectively. The ratios for both years were well in excess of the regulatory requirements.
     The Corporation's leverage ratios (shareholders' equity divided by year-end assets) were 11.80% and 11.86% at December 31, 1997 and 1996, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio 100 to 200 basis points above the 3% minimum depending upon risk profiles and other factors.
     The Corporation's 1997 capital formation rate (net income less dividends declared, divided by average shareholders' equity) was 7.5%. This compares with 5.6% in 1996 and 6.8% in 1995. These ratios evidence the Corporation's attainment of its goal of meeting future capital requirements by retaining a portion of operating earnings while providing steadily increasing cash dividends.
     Prior to 1996 the Corporation paid cash dividends on a semi-annual basis. In 1996 the Corporation began paying dividends on a quarterly basis and the Board of Directors declared regular quarterly dividends totaling $.81 and $.69 per share of common stock in 1997 and 1996,respectively.
     The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

Asset and Liability Management

     The Corporation's primary objectives for asset and liability management are to identify opportunities to maximize net interest income while ensuring
adequate   liquidity   and   carefully   managing   interest   rate  risk.   The
Asset/Liability Investment Committee ("ALCO"), which is primarily composed of executive officers, is responsible for:
     Monitoring corporate financial performance;
     Meeting liquidity requirements;
     Establishing interest rate paramaters, indices, and terms for loan and deposit products;
     Assessing and evaluating the competitive rate environment;
     Reviewing and approving investment portfolio transactions under established policy guidelines;
     Monitoring and measuring interest rate risk.

Liquidity

     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from maturing loans and investment securities to meet present liquidity needs.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.
     Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.

     The Corporation's major source of funds and liquidity is its deposit base. The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 1997, as shown in the consolidated balance sheets, the deposit mix changed with a planned decline in higher cost time deposits of $10,390,000, an increase in demand deposits of $5,116,000 and a decline in savings and money market accounts of $5,106,000. During 1996, time deposits and deposits subject to immediate withdrawal increased.
     The Consolidated Statement of Cash Flows appearing in the financial statement section shows a net decrease in cash and cash equivalents of $1,069,000 during 1997. This decrease was the result of a combination of $8,428,000 provided by operating activities, $13,619,000 net cash provided by investing activities, and $23,116,000 used in financing activities. Financing activity uses included a decline in deposits, decreases in federal funds purchased and repurchase agreements, repurchase of stock and cash dividends paid. The cash provided by operating and investing activities, more than adequately supplied the Corporation's liquidity needs at all times during the year.
     Liquidity strategies are implemented and monitored by ALCO on a day to day basis. The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds.

Interest Rate Risk

     Interest rate risk refers to the exposure of the Corporation's earnings and market value of portfolio equity ("MVE") to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is controlled by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions.
     There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Corporation's earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rate across a full range of maturities.
     In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Corporation also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, interest rate sensitivity and simulation analysis are used to determine the impact on net interest income and MVE from changes in interest rates.
     Interest rate sensitivity analysis presents the amount of assets and liabitiies that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity table, page 15, reflects the Corporation's assets and liabilities on December 31, 1997 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated.

                                          Interest Rate Sensitivity Analysis
                                           December 31, 1997 (in thousands)
                                                        Over 3      Over 6
                                              3         Months      Months      Over 1
                                            Months       - 6         - 12       Year -      Over 5
                                            or Less     Months      Months      5 Years     Years       Total
                                           ---------   ---------   ---------   ---------   ---------   ---------
Interest sensitive assets:
     Interest bearing deposits
       with other banks                    $    366    $      -    $      -    $      -    $      -    $    366
     Investment securities                    6,348       5,987      15,148      83,460      32,134     143,077
     Loans                                  116,862      24,387      39,933      71,939       1,672     254,793
                                           ---------   ---------   ---------   ---------   ---------   ---------
       Total interest
         sensitive assets                   123,576      30,374      55,081     155,399      33,806     398,236
                                           ---------   ---------   ---------   ---------   ---------   ---------

Interest sensitive liabilities:
     NOW and savings deposits               121,580           -           -           -           -     121,580
     Money market deposits                   17,151           -           -           -           -      17,151
     Time deposits                           39,619      29,886      37,587      63,980          45     171,117
     Federal funds purchased and
       repurchase agreements                 19,539           -           -           -           -      19,539
                                           ---------   ---------   ---------   ---------   ---------   ---------
       Total interest
         sensitive liabilites               197,889      29,886      37,587      63,980          45     329,387
                                           ---------   ---------   ---------   ---------   ---------   ---------
Interest sensitivity gap                   $(74,313)   $    488    $ 17,494    $ 91,419    $ 33,761    $ 68,849
                                           =========   =========   =========   =========   =========   =========

Cumulative interest sensitivity gap        $(74,313)   $(73,825)   $(56,331)   $ 35,088    $ 68,849
                                           =========   =========   =========   =========   =========

Percentage cumulative gap
  to total interest sensitive assets         (18.7%)     (18.5%)     (14.1%)       8.8%       17.3%

     Of the loans in the above table that either mature or can be repriced in periods over 1 year, $33,483 have adjustable rates and $44,572 have fixed rates.
Loan and investment security prepayments were estimated using recent market information.

_______________________________________________________________________________

     Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on the MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes on the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. The following table shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE.

Change in Net Interest Income and Market Value of Portfolio Equity
               December 31, 1997 (in thousands)
Change in        Change in              Change in Market Value
 Interest    Net Interest Income (1)    of Portfolio Equity (2)
  Rates      Amount       Percent       Amount       Percent
---------   --------     ---------     --------     ---------
Up  3%       $ (65)        (.38%)       $ (325)       (.64%)
Up  2%         179         1.05            414          .81
Up  1%         167          .98            267          .53
Down 1%        (44)        (.26)         1,109         2.18
Down 2%       (166)        (.97)           218          .43
Down 3%       (488)       (2.86)        (1,172)       (2.30)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then tax effected at a 34% tax rate.

______________________________________________________________________________

     The negative one year cumulative interest sensitivity gap of $56,331,000 in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change as rapidly as changes in the prime or indices that reprice many loans.
     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the above analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently then projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in their interest rate on a short term basis and over the life of the asset. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

INVESTMENT PORTFOLIO

  The following table presents information on the book and market values, maturities and taxable equivalent yields of investment securities at the end of the last 3 years (in thousands, except yields and footnote):
                                      1997                                 1996                                 1995
                        --------------------------------     --------------------------------     --------------------------------
                                               Taxable                              Taxable                              Taxable
                          Book       Market   Equivalent       Book       Market   Equivalent       Book       Market   Equivalent
                          Value      Value      Yield          Value      Value      Yield          Value      Value      Yield
                        --------   --------   ----------     --------   --------   ----------     --------   --------   ----------
U.S. Government:
  Within 1 year         $ 19,001   $ 19,004      6.24%       $ 32,073   $ 32,060      5.69%       $ 29,055   $ 29,124      5.60%
  1 to 5 years            32,144     32,188      6.06          62,907     62,922      6.18          64,923     65,091      6.00
                        --------   --------                  --------   --------                  --------   --------
    Total                 51,145     51,192      6.13          94,980     94,982      6.02          93,978     94,215      5.88
                        --------   --------                  --------   --------                  --------   --------

Federal Agencies:
  Within 1 year            5,995      5,993      5.51             750        750      3.98           1,452      1,455      4.28
  1 to 5 years            37,002     37,191      6.51          30,075     30,115      6.32          17,601     17,319      5.30
  6 to 10 years           17,913     17,930      6.67          21,103     21,022      6.67          14,375     14,145      6.57
  After 10 years             918        922      7.20             930        936      7.24             811        818      7.02
                        --------   --------                  --------   --------                  --------   --------
    Total                 61,828     62,036      6.47          52,858     52,823      6.47          34,239     33,737      5.94
                        --------   --------                  --------   --------                  --------   --------

State and Municipal:
  Within 1 year              521        520      9.24             744        748       9.47            885        903      7.91
  1 to 5 years             4,297      4,412      8.42           3,119      3,178       7.79          3,208      3,272      8.38
  6 to 10 years           12,247     12,535      8.19          11,318     11,502       7.78          7,963      8,122      8.02
  After 10 years           5,339      5,438      8.07           6,836      6,857       7.71          3,600      3,600      7.57
                        --------   --------                  --------   --------                  --------   --------
    Total                 22,404     22,905      8.23          22,017     22,285       7.82         15,656     15,897      7.93
                        --------   --------                  --------   --------                  --------   --------

Other Investments:
  Within 1 year                -          -         -               -          -          -             10         10      5.50
  1 to 5 years             3,168      3,168      6.52             427        427       6.52          2,076      2,097      6.21
  6 to 10 years            2,042      2,042      7.95           2,998      2,998       6.97          1,920      2,016      6.69
  After 10 years           2,490      2,490      6.96           2,477      2,477       7.12          1,329      1,329      7.07
                        --------   --------                  --------   --------                  --------   --------
  Total                    7,700      7,700      7.06           5,902      5,902       7.01          5,335      5,452      6.63
                        --------   --------                  --------   --------                  --------   --------
    Total portfolio     $143,077   $143,833      6.64%       $175,757   $175,992       6.38%      $149,208   $149,301      6.14%

     At December 31, 1997,  securities  available for sale (at  amortized  cost)
totaled  $81,526,000 and included  $35,033,000 in U. S.  Government  securities,
$28,950,000  in  federal  agencies,   $9,914,000  in  state  and  municipal  and
$7,629,000 in other  securities.  A net unrealized  gain of $621,000  related to these  securities  was  recorded  at December  31,  1997.  At December  31, 1996 securities  available  for sale (at  amortized  cost)  totaled  $86,896,000  and included  $53,753,000  in U. S.  Government  securities,  $18,175,000 in federal agencies, $9,061,000 in state and municipal, and $5,907,000 in other securities.
In 1996 the  Corporation  recorded a net  unrealized  gain of  $314,000 on these securities.
     Securities held to maturity totaled $60,611,000 and $88,386,000 at December
31, 1997 and 1996,  respectively  and had  respective  estimated  fair values of
$61,367,000 and $88,621,000. Of the amount at December 31, 1997, $15,935,000, or
26%, were U. S. Government direct  obligations,  $32,610,000 or 54% were federal agencies and $12,066,000 or 20% were state and municipal securities.  Securities held to maturity at December 31, 1997 consisted of $7,372,000 due in one year or less, $28,280,000 due after one year through five years, $22,880,000 due in five years  through  ten years and  $2,079,000  due  after ten  years.  The state and
municipal   securities  were   diversified   among  many  different  issues  and
localities. All investments by the Corporation in state and municipal securities were rated "A" or better.
     The market  value of  securities  held to  maturity  at  December  31, 1997 exceeded  the book  value by  $756,000.  No  losses  are  anticipated  since the
Corporation  has the  ability  and intent to hold these  securities  until their respective maturities.

_______________________________________________________________________________

Loan Portfolio

     Total gross loans increased $17,754,000 or 7% during 1997. As shown in schedule A below, the primary increases in types of loans were commercial and industrial loans, real estate loans secured by nonfarm, nonresidential properties and real estate loans secured by 1 - 4 family residential properties.
     The loan portfolio is diversified and consists of 52% mortgage loans, 27% commercial loans and 21% consumer loans.
     Note 10 of the Consolidated Financial Statements presents related party loan activity. A substantial portion of the loan additions and payments result from floorplan activity by two automobile dealerships owned separately by two of the Corporation's Directors.
     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.

Real Estate Loans

     Commercial real estate loans have received considerable attention in recent years by the bank regulators and the news media. The concerns have been in real estate values in certain areas of the country and the quality of banks' commercial real estate portfolios. It is difficult to measure commercial real estate values within the Corporation's trade area due to the light sales activity. Commercial real estate values did not escalate to levels seen in other areas of the state and country during the ten years prior to the last recession and management has not detected a significant change in values within the Corporation's trade area during 1997 or 1996. Management has confined its real estate lending to its trade area and has always taken a conservative approach in its lending practice to maintain equity in real estate loans.
     The Corporation is conforming to the real estate appraisal guidelines set forth by the Comptroller of the Currency.
     The total of outstanding real estate loans at December 31, 1997 was $143,096,000. This consisted of $94,472,000 or 66% in loans secured by 1-4 family residential properties, $41,368,000 or 29% in loans secured by non-farm, non-residential properties, $4,458,000 or 3% in construction and land development, $1,276,000 or 1% in loans secured by farmland and $1,522,000 of other real estate loans.
     Nonperforming real estate loans at December 31, 1997 and 1996 were $281,000 and $14,000, respectively. There were no real estate loans on accrual status and past due 90 days or more at December 31, 1997 or at December 31, 1996.

Asset Quality

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains a reserve for loan losses, which is available to absorb losses inherent in the loan portfolio. The reserve is increased by the provision for losses and by recoveries from losses. Charge-offs decrease the reserve. The adequacy of the reserve for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Provision and Reserve for Loan Losses" are considered in determining the adequacy of the reserve.
     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a nonaccuring loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Foreclosed properties of $385,000 at December 31, 1997 include two commercial real estate properties. There were no foreclosed properties held at the close of 1996.
     At December 31, 1997 and 1996, loans in a nonaccrual or restructured status totaled approximately $393,000 and $33,000, respectively. As shown in schedule C below, loans on accrual status and past due 90 days or more have decreased during 1997 by $298,000 from $479,000 reported in 1996 to $181,000 in 1997. The total of nonperforming loans and loans past due 90 days or more at December 31, 1997 was $574,000, an increase of $62,000 from the $512,000 shown at December 31, 1996. The increase in loans outstanding contributed to the increase in nonperforming loans and loans past due 90 days or more. Net charge-offs as a percentage of average loans increased from .17% in 1996 to .36% in 1997, primarily as a result of two commercial real estate loan chargeoffs. Management considers a charge-off level of .36% to be within reasonable norms from a historical perspective.
     Management   has  in  place  an   aggressive   program  to   control   loan
delinquencies, and the level of past due loans and nonperforming loans is considered to be within an acceptable range. Total nonperforming loans and loans past due 90 days or more represent .23% of total loans at December 31, 1997 and
 .22% at December 31, 1996. Total nonperforming loans and past due loans 90 days or more on an accrual status is considered low by industry standards.

A. The following table presents the year-end balances of loans,  classified by type (in thousands):
                                                  1997       1996       1995       1994        1993
                                                --------   --------   --------   --------    --------
Real estate loans:
  Construction and land development             $  4,458   $  3,640   $  5,499   $  4,130    $  2,244
  Secured by farmland                              1,276      1,169      1,032        872         716
  Secured by 1-4 family residential
      properties                                  94,472     90,495     81,667      75,691     76,742
  Secured by multi-family (5 or more)
      residential properties                       1,522        772        751         518        126
  Secured by nonfarm, nonresidential
      properties                                  41,368     35,289     33,950      29,003     30,973
Loans to farmers                                   2,761      2,672      2,529       2,173      1,768
Commercial and industrial loans                   57,980     49,247     46,902      41,804     32,215
Loans to individuals for personal
  expenditures                                    48,545     51,066     42,063      36,027     36,049
Loans for nonrated industrial
  development obligations                          2,398      2,565      1,901       2,155      2,528
All other loans                                       13        124         61         255         11
                                                --------   --------   --------    --------   --------
  Total loans                                   $254,793   $237,039   $216,355    $192,628   $183,372
                                                ========   ========   ========    ========   ========

There were no foreign loans outstanding during any of the above periods.

_______________________________________________________________________________

B. An analysis of the loan  maturity and interest  rate  sensitivity  is as follows:
                                Remaining Maturities or First Repricing Opportunities
                                                    (in thousands)
                                -----------------------------------------------------
                                                Over 1          Over
                                 1 Year         Year to         Five
                                 or Less        5 Years         Years         Total      Percent
                                 --------       --------       ------       --------     -------
Commercial, financial
  and agricultural               $ 67,795       $  1,481       $    7       $ 69,283       27.2%
Mortgage                           90,268         38,257        4,822        133,347       52.3%
Consumer                           18,675         32,780          708         52,163       20.5%
                                 --------       --------       ------       --------      ------
                                 $176,738       $ 72,518       $5,537       $254,793      100.0%
                                 ========       ========       ======       ========      ======

Rate Sensitivity:

Pre-determined rate                19,162         39,111        5,461         63,734       25.0%

Floating or adjustable rate       157,576         33,407           76        191,059       75.0%
                                 --------       --------       ------       --------      ------
                                  176,738         72,518        5,537        254,793      100.0%
                                 ========       ========       ======       ========      ======

Percent                             69.4%          28.4%         2.2%         100.0%

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

C.  Nonperforming  loans and loans past due 90 days or more (in  thousands, except ratios):
                                                          1997     1996     1995     1994     1993
                                                         ------   ------   ------   ------   ------
Nonaccruing loans:
  Real Estate                                             $281     $ 14     $290     $ 36     $445
  Commercial                                               102        -       -        40       73
  Agricultural                                              10       19       16        -        -
                                                         ------   ------   ------   ------   ------
    Total nonaccruing loans                                393       33      306       76      518
                                                         ------   ------   ------   ------   ------
Restructured loans:
  Commercial                                                 -        -        -      109      256
                                                         ------   ------   ------   ------   ------
    Total restructured loans                                 -        -        -      109      256
                                                         ======   ======   ======   ======   ======
      Total nonperforming loans                           $393     $ 33     $306     $185     $774
                                                         ======   ======   ======   ======   ======

Loans on accrual status past
  due 90 days or more:
    Real Estate                                           $  -     $  -     $ 23     $  -     $  -
    Consumer                                               160      241       95      112      108
    Revolving credit                                         5        3        6        1        -
    Commercial                                               -      225       22        -        -
    Agricultural                                            16       10       15        -        -
                                                         ======   ======   ======   ======   ======
      Total past due loans                                $181     $479     $161     $113     $108
                                                         ======   ======   ======   ======   ======

Asset Quality Ratios:
  Reserve for loan losses
    to year-end net loans                                 1.29%    1.30%    1.28%    1.29%    1.26%
  Nonperforming loans
    to year-end net loans                                  .15%     .01%     .14%     .10%     .43%
  Reserve for loan losses
    to nonperforming loans                                8.34X   93.03X    9.01X   13.26X    2.91X

     At December 31, 1997, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Summary of Loan Loss Experience

An analysis of the reserve for losses is set forth in the following table (in thousands):
                                                 1997     1996     1995     1994     1993
                                                ------   ------   ------   ------   ------
Balance at beginning of period                  $3,070   $2,757   $2,454   $2,256   $2,194
                                                ------   ------   ------   ------   ------

Charge-offs:
  Commercial loans                                 452        9        -        5       80
  Real estate loans                                  -        -        -       14       11
  Consumer loans                                   540      493      241      112      113
                                                ------   ------   ------   ------   ------
                                                   992      502      241      131      204
                                                ------   ------   ------   ------   ------

Recoveries:
  Commercial loans                                   -        3        -        -        -
  Real estate loans                                  -        -        -        4        -
  Consumer loans                                    99      114       60       53       52
                                                ------   ------   ------   ------   ------
                                                    99      117       60       57       52
                                                ------   ------   ------   ------   ------

Net charge-offs                                    893      385      181       74      152
Provision for loan losses                        1,100      673      484      272      214
Other                                                -       25        -        -        -
                                                ------   ------   ------   ------   ------
Balance at end of period                        $3,277   $3,070   $2,757   $2,454   $2,256
                                                ======   ======   ======   ======   ======

Percent of net charge-offs
  to average net loans outstanding
  during the period                                .36%     .17%     .09%     .04%    0.09%
                                                =======  =======  =======  =======  =======

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

_______________________________________________________________________________

Deposits

     The  following  table  presents  the average  balances of deposits  and the average rates paid on those deposits for the past 3 years (in thousands):
                                                              1997                    1996                    1995
                                                      --------------------   ---------------------   ---------------------
                                                       Average     Average    Average     Average     Average     Average
                                                       Balance      Rate      Balance      Rate       Balance      Rate
                                                      ---------   --------   ---------   ---------   ---------   ---------
Demand deposits -
  non-interest bearing                                $ 39,752         -%    $ 34,723         -%     $ 29,303         -%
Demand deposits - interest bearing                      48,893      2.88%      43,012      2.90%       36,892      2.94%
Money market                                            19,463      2.94%      21,414      2.98%       21,480      3.24%
Savings                                                 70,238      3.05%      65,764      3.06%       69,727      3.11%
Time                                                   176,403      5.44%     172,390      5.61%      136,725      5.26%
                                                      --------               --------                --------
                                                      $354,749      4.35%    $337,303      4.48%     $294,127      4.21%
                                                      ========               ========                ========

Certificates of Deposit

Certificates of deposit at the end of 1997 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                                                        $ 6,106
Over 3 through 6 months                                                   4,800
Over 6 through 12 months                                                  6,979
Over 12 months                                                           14,930
                                                                        -------
                                                                        $32,815
                                                                        =======

Return on Assets and
Shareholders' Equity

The following table presents certain rates of return and
percentages for the past 3 years:
                                                                     1997     1996     1995     1994
                                                                    ------   ------   ------   ------

Return on average assets                                             1.47%    1.24%    1.43%    1.37%
Return on average shareholder's equity                              12.51%   10.12%   10.62%   10.13%
Dividend payout ratio                                               40.08%   44.97%   36.00%   50.16%
Average shareholders' equity to
  average assets                                                    11.78%   12.22%   13.43%   13.53%

_______________________________________________________________________________

Impact of Inflation and Changing Prices

     The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. Due to this fact, the effects of inflation on the Corporation's balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses which tend to rise during periods of general inflation.
     Management feels that the most significant impact on financial results is changes in interest rates and the Corporation's ability to react to those changes. As discussed previously, management is attempting to measure, monitor and control interest rate risk.

                                     Quarterly Financial Results
                                (in thousands, except per share amounts)
                             American National Bankshares Inc. and Subsidiary
                                                       Fourth     Third      Second     First
                                                       Quarter    Quarter    Quarter    Quarter
                                                       --------   --------   --------   --------
                       1997
Interest income.......................................  $8,053     $7,916     $7,883     $7,876
Interest expense......................................   3,665      3,629      3,619      3,677
                                                       --------   --------   --------   --------

  Net interest income.................................   4,388      4,287      4,264      4,199
Provision for loan losses.............................     338        262        257        243
                                                       --------   --------   --------   --------
  Net interest income after provision.................   4,050      4,025      4,007      3,956

Non-interest income...................................     845        835        783        738
Non-interest expense..................................   2,722      2,466      2,542      2,515
                                                       --------   --------   --------   --------
  Income before income tax provision..................   2,173      2,394      2,248      2,179
Income tax provision..................................     630        749        704        642
                                                       --------   --------   --------   --------
  Net income..........................................  $1,543     $1,645     $1,544     $1,537
                                                       ========   ========   ========   ========

Per common share:
  Net Income..........................................  $  .50     $  .54     $  .48     $  .47
  Cash dividends......................................  $  .21     $  .21     $  .21     $  .18


                       1996

Interest income.......................................  $7,958    $7,607      $7,182     $7,185
Interest expense......................................   3,827     3,587       3,480      3,476
                                                       --------  --------    --------   --------

  Net interest income.................................   4,131     4,020       3,702      3,709
Provision for loan losses.............................     255       165         122        131
                                                       --------  --------    --------   --------
  Net interest income after provision.................   3,876     3,855       3,580      3,578

Non-interest income...................................     642       678         761        610
Non-interest expense..................................   2,272     2,496       2,086      3,313
                                                       --------  --------    --------   --------

  Income before income tax provision..................   2,246     2,037       2,255        875
Income tax provision..................................     669         4         697      1,011
                                                       --------  --------    --------   --------

  Net income..........................................  $1,577    $2,033      $1,558     $ (136)
                                                       ========  ========    ========   ========

Per common share:
  Net Income..........................................  $  .48    $  .62      $  .48     $ (.04)
  Cash dividends......................................  $  .18    $  .18      $  .18     $  .15

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of American National Bankshares Inc.:

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/Arthur Andersen LLP


Greensboro, North Carolina,
February 6, 1998

Consolidated Balance Sheets
December 31, 1997 and 1996
American National Bankshares Inc. and Subsidiary
                                                                                    1997           1996
                                                                                -------------  -------------
ASSETS
Cash and due from banks ........................................................$ 13,386,440   $ 14,622,925
Interest-bearing deposits in other banks........................................     366,110        198,978

Investment securities:
  Securities available for sale (at market value)...............................  82,466,034     87,370,469
  Securities held to maturity (market value of $61,367,264
    in 1997 and $88,621,066 in 1996)............................................  60,610,993     88,386,136
                                                                                -------------  -------------
      Total investment securities............................................... 143,077,027    175,756,605
                                                                                -------------  -------------

Loans .......................................................................... 254,792,918    237,039,181
  Less
    Unearned income.............................................................    (343,211)      (460,156)
    Reserve for loan losses.....................................................  (3,277,179)    (3,069,624)
                                                                                -------------  -------------
        Net loans............................................................... 251,172,528    233,509,401
                                                                                -------------  -------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $6,349,589 in 1997 and $6,147,665 in 1996.....................   6,514,286      6,384,751
Accrued interest receivable and other assets....................................   9,123,469      9,685,018
                                                                                -------------  -------------
        Total assets............................................................$423,639,860   $440,157,678
                                                                                =============  =============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$ 41,754,876   $ 41,891,451
  Demand deposits -- interest bearing...........................................  52,029,224     46,776,481
  Money market deposits.........................................................  17,151,352     21,810,145
  Savings deposits..............................................................  69,550,353     69,997,457
  Time deposits................................................................. 171,117,111    181,507,058
                                                                                -------------  -------------
         Total deposits                                                          351,602,916    361,982,592
                                                                                -------------  -------------

Federal funds purchased.........................................................   1,500,000      8,425,000
Repurchase agreements...........................................................  18,038,964     15,059,281
Accrued interest payable and other liabilities..................................   2,495,215      2,473,111
                                                                                -------------  -------------
        Total liabilities....................................................... 373,637,095    387,939,984
                                                                                -------------  -------------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................           -              -
   Common stock, $1 par,10,000,000 shares authorized,
    3,051,733 and 3,279,798 shares outstanding in 1997 and 1996.................   3,051,733      3,279,798
Capital in excess of par value..................................................   9,892,304     10,631,585
Retained earnings...............................................................  36,438,185     37,992,700
Net unrealized gains ...........................................................     620,543        313,611
                                                                                -------------  -------------
        Total shareholders' equity..............................................  50,002,765     52,217,694
                                                                                -------------  -------------
        Total liabilities and shareholders' equity..............................$423,639,860   $440,157,678
                                                                                =============  =============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income
For The Years Ended December 31, 1997, 1996 and 1995
American National Bankshares Inc and Subsidiary
                                                                          1997           1996           1995
Interest Income:
  Interest and fees on loans.........................................$ 22,441,097   $ 20,334,588   $ 18,431,601
  Interest on federal funds sold and other...........................     237,204        434,674        201,787
  Income on investment securities:
     U S Government..................................................   4,018,344      6,022,023      3,860,228
     Federal agencies................................................   3,470,483      1,711,974      2,315,000
     State and municipal ............................................   1,136,496        988,159        694,565
     Other investments...............................................     424,521        440,374        430,192
                                                                     ------------   ------------   ------------
       Total interest income.........................................  31,728,145     29,931,792     25,933,373
                                                                     ------------   ------------   ------------
Interest Expense:
  Interest on deposits:
     Demand..........................................................   1,408,255      1,245,678      1,084,850
     Money market....................................................     571,873        637,954        695,495
     Savings.........................................................   2,140,158      2,012,717      2,170,799
     Time............................................................   9,589,470      9,670,514      7,192,868
  Interest on short-term borrowed funds..............................     880,392        803,099        339,672
                                                                     ------------   ------------   ------------
      Total interest expense.........................................  14,590,148     14,369,962     11,483,684
                                                                     ------------   ------------   ------------
Net Interest Income..................................................  17,137,997     15,561,830     14,449,689
Provision for Loan Losses............................................   1,100,000        673,291        483,930
                                                                     ------------   ------------   ------------
Net Interest Income After Provision
  For Loan Losses....................................................  16,037,997     14,888,539     13,965,759
                                                                     ------------   ------------   ------------
Non-Interest Income:
  Trust and investment services......................................   1,888,341      1,896,266      1,343,015
  Service charges on deposit accounts................................     786,270        600,606        447,898
  Non-deposit fees and insurance commissions.........................     155,697        106,015        113,842
  Other income.......................................................     370,667         88,355        130,296
                                                                     ------------   ------------   ------------
      Total non-interest income......................................   3,200,975      2,691,242      2,035,051
                                                                     ------------   ------------   ------------
Non-Interest Expense:
  Salaries...........................................................   4,810,783      4,083,106      3,786,607
  Pension and other employee benefits................................   1,076,144        912,935      1,073,453
  Occupancy and equipment ...........................................   1,437,285      1,211,974      1,044,086
  FDIC insurance ....................................................      77,801        466,663        406,624
  Postage and printing...............................................     429,128        397,409        283,591
  Core deposit intangible amortization...............................     450,179        317,961        102,774
  Merger related ....................................................           -      1,055,695        140,000
  Other .............................................................   1,963,680      1,721,321      1,865,076
                                                                     ------------   ------------   ------------
      Total non-interest expense.....................................  10,245,000     10,167,064      8,702,211
                                                                     ------------   ------------   ------------
Income Before Income Tax Provision...................................   8,993,972      7,412,717      7,298,599
Income Tax Provision.................................................   2,724,780      2,380,529      2,282,836
                                                                     ------------   ------------   ------------
Net Income...........................................................$  6,269,192   $  5,032,188   $  5,015,763
                                                                     ============   ============   ============
Net Income Per Common Share, based on weighted
  average shares outstanding of 3,144,834 for 1997,
  3,267,038 for 1996 and 3,213,641 for 1995..........................       $1.99         $1.54           $1.56

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS of CHANGES
in SHAREHOLDERS' EQUITY
For the Years Ended December  31, 1997, 1996 and 1995
American National Bankshares Inc. and Subsidiary
                                                    Common Stock          Capital in                       Net             Total
                                                ______________________    Excess of      Retained       Unrealized     Shareholders'
                                                  Shares      Amount      Par Value      Earnings      Gains(Losses)      Equity
                                                ---------   ----------   -----------   ------------   --------------   -------------

Balance, December 31, 1994....................  3,213,641   $3,213,641   $ 9,966,711    $31,893,574    $  (28,641)     $45,045,285

Net income....................................          -            -             -      5,015,763             -        5,015,763

Cash dividends, at $.56 per share.............          -            -             -     (1,344,000)            -       (1,344,000)
Cash dividens declared
     by merged company........................          -            -             -       (461,640)            -         (461,640)

Net unrealized gain...........................          -            -             -              -       656,708          656,708
                                              -----------   ----------   -----------    ------------   -----------    -------------

Balance, December 31, 1995....................  3,213,641    3,213,641     9,966,711     35,103,697       628,067       48,912,116

MSB fiscal year to calendar year adjustment:
  Net income..................................          -            -             -        235,485             -          235,485
  Cash dividends..............................          -            -             -       (115,610)            -         (115,610)

Exercise of stock options.....................     66,270       66,270       668,192               -            -          734,462
Cash paid for fractional shares...............       (113)        (113)       (3,318)              -            -           (3,431)

Net income....................................          -            -             -       5,032,188            -        5,032,188

Cash dividends, at $.69 per share.............          -            -             -      (2,263,060)           -       (2,263,060)

Net unrealized loss...........................          -            -             -               -     (314,456)        (314,456)
                                              -----------   ----------   ------------    -----------   -----------    -------------

Balance, December 31, 1996.................... 3,279,798     3,279,798    10,631,585      37,992,700      313,611       52,217,694

Stock repurchase..............................  (228,065)     (228,065)     (739,281)     (5,310,752)           -       (6,278,098)

Net income....................................         -             -             -       6,269,192            -        6,269,192

Cash dividends, at $.81 per share.............         -             -             -      (2,512,955)           -       (2,512,955)

Net unrealized gain...........................         -             -             -               -      306,932          306,932
                                              -----------  ------------- ------------    ------------   ----------    -------------

Balance, December 31, 1997.................... 3,051,733   $ 3,051,733   $ 9,892,304     $36,438,185    $ 620,543      $50,002,765
                                              ===========  ============  ============    ============   ==========    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
American National Bankshares Inc. and Subsidiary
                                                                                     1997           1996             1995
                                                                                -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net income....................................................................$  6,269,192    $  5,032,188    $  5,015,763
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses...............................................   1,100,000         673,291         483,930
        Depreciation............................................................     720,446         562,299         575,649
        Core deposit intangible amortization....................................     450,179         317,961         102,774
        Amortization (accretion) of premiums and discounts
          on investment securities..............................................     (56,111)         36,737          (2,340)
        (Gain) loss on sale of securities.......................................     (30,912)        338,103         (24,037)
        Gain on sale of property and equipment..................................           -         (32,015)              -
        Deferred income taxes benefit...........................................    (154,749)        (61,225)        (79,218)
        Reconciliation of fiscal year of merged company to calendar year........           -        (379,006)              -
        Decrease (increase) in interest receivable..............................     311,723        (227,123)     (1,001,503)
        (Increase) decrease in other assets.....................................    (203,721)       (112,123)         42,021
        (Decrease) increase in interest payable.................................    (224,020)        522,644         389,520
        Increase (decrease) in other liabilities................................     246,124        (324,563)        269,762
                                                                                -------------   -------------   -------------
      Net cash provided by operating activities.................................   8,428,151       6,347,168       5,772,321
                                                                                -------------   -------------   -------------

Cash Flows from Investing Activities:
  Acquisition of branch operations..............................................           -      14,866,883      30,716,425
  Proceeds from maturities, calls, and sales of securities .....................  53,402,611      56,166,496      34,211,253
  Purchases of securities available for sale.................................... (20,170,962)    (28,709,857)     (2,733,960)
  Purchases of securities held to maturity......................................           -     (53,916,004)    (57,278,228)
  Net increase in loans......................................................... (18,763,126)    (16,108,172)    (22,985,274)
  Proceeds from sale of property and equipment..................................           -         158,047               -
  Purchases of property and equipment...........................................    (849,981)       (993,541)       (488,557)
                                                                                -------------   -------------   -------------
  Net cash provided by (used in) investing activities...........................  13,618,542     (28,536,148)    (18,558,341)
                                                                                -------------   -------------   -------------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................      10,271       8,929,414     (22,181,491)
  Net (decrease) increase in time deposits...................................... (10,389,947)      3,186,875      30,558,646
  Repayments on Federal Home Loan Bank advances.................................           -               -      (1,500,000)
  Net (decrease) increase in federal funds purchased
    and repurchase agreements...................................................  (3,945,317)     13,912,246       3,467,240
  Cash dividends paid...........................................................  (2,512,955)     (2,263,060)     (1,805,640)
  Cash paid in lieu of fractional shares........................................           -          (3,431)              -
  Repurchase of stock...........................................................  (6,278,098)              -               -
  Proceeds from exercise of stock options.......................................           -         460,000               -
                                                                                -------------   -------------   -------------
  Net cash (used in) provided by financing activities........................... (23,116,046)     24,222,044       8,538,755
                                                                                -------------   -------------   -------------

  Net (Decrease) Increase in Cash and Cash Equivalents..........................  (1,069,353)      2,033,064      (4,247,265)

  Cash and Cash Equivalents at Beginning of Period..............................  14,821,903      12,788,839      17,036,104
                                                                                -------------   -------------   -------------

  Cash and Cash Equivalents at End of Period....................................$ 13,752,550    $ 14,821,903    $ 12,788,839
                                                                                =============   =============   =============

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,386,440    $ 14,622,925    $ 10,394,143
    Interest-bearing deposits in other banks....................................     366,110         198,978       1,294,696
    Federal funds sold..........................................................           -               -       1,100,000
                                                                                -------------   -------------   -------------

                                                                                $ 13,752,550    $ 14,821,903    $ 12,788,839
                                                                                =============   =============   =============

 Supplemental Disclosure of Cash Flow Information:
   Interest paid................................................................$ 14,814,169    $ 13,746,911    $ 11,220,366
   Income taxes paid............................................................$  2,953,355    $  2,600,939    $  2,326,530

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         Notes To Consolidated Financial Statements
                              December 31, 1997, 1996 and 1995

                      American National Bankshares Inc. and Subsidiary


1.  Summary of Accounting Policies:

Consolidation

     The consolidated  financial  statements  include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the City of Danville, Virginia, the Counties of Pittsylvania and Henry in Virginia and the County of Caswell in North Carolina. Mutual Mortgage of the Piedmont, Inc., a wholly owned subsidiary of the Bank, commenced mortgage lending operations in December 1996. All significant intercompany transactions and accounts are eliminated in consolidation.

Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     Trading account securities, of which none were held on December 31, 1997 and 1996, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income.
     During the fourth quarter of 1995, the Bank transferred $2,631,000 of securities which were previously classified as held to maturity to the available for sale category. The Financial Accounting Standards Board ("FASB") provided enterprises the opportunity to make a one time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held to maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classification.

Loans

     Loans are stated at the principal amount outstanding, net of unearned income. Mortgage and commercial loans accrue interest on the unpaid balance of the loans. Consumer loans made prior to April 1, 1994 earn interest on the level yield method based on the daily outstanding balance. Consumer loans made subsequent to April 1, 1994 accrue interest on the unpaid balance of the loans. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using the effective interest method.

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

Intangible Assets

     Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight line basis over 10 years. At December 31, 1997, the Bank had $3,633,000 recorded as core deposit intangibles, net of amortization. For the years ended December 31, 1997, 1996 and 1995, the Bank recorded core deposit intangible amortization of approximately $450,000, $318,000 and $103,000, respectively.

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

Statements of Cash Flows

     Cash and cash equivalents include cash and amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Income Taxes

     Deferred income taxes are provided where different accounting methods have been used for reporting income for income tax and for financial reporting purposes.

Earnings Per Share

     The Corporation adopted FASB Statement No. 128, "Earnings Per Share", in 1997. This statement requires the dual presentation of basic and diluted earnings per share which are equal for the Corporation for all periods presented. No restatement of prior periods was required.

New Accounting Pronouncements

     In June 1997, FASB Statement No. 130, "Reporting Comprehensive Income", was issued and establishes standards for reporting and displaying comprehensive income and its components. This statement requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The Corporation plans to adopt the Statement, as required, beginning in 1998 and its impact is not expected to be material.
     The FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. This Statement is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year following initial adoption. Once adopted, however, comparative prior period information is required. The Corporation is evaluating the Statement and plans to adopt as required in 1998. Adoption is not expected to have a material impact on the Corporation.

2.  Parent Company Financial Information:

    Condensed parent company financial information is as follows (in thousands):

                                                          As of December 31
Condensed Balance Sheets                                    1997      1996
Assets:
  Investment in Subsidiary                                $49,969   $52,180
  Other Assets                                                 34        38
                                                          -------   -------
    Total Assets                                          $50,003   $52,218
                                                          =======   =======
Shareholders' Equity                                      $50,003   $52,218
                                                          =======   =======

                                                          For the Year Ended
                                                             December 31
Condensed Statements of Income                        1997      1996     1995
Dividends from Subsidiary                            $8,820    $2,283   $1,806
Expenses                                                (33)       (2)      (1)
                                                     -------   -------  -------
Income Before Equity in Undistributed
  Earnings of Subsidiary                              8,787     2,281    1,805
Equity in Undistributed (Distibutions in
    Excess of)Earnings of Subsidiary                  2,518     2,751    3,211
                                                     -------   -------  -------
         Net Income                                  $6,269    $5,032   $5,016
                                                     =======   =======  =======

                                                          For the Year Ended
                                                             December 31
Condensed Statements of Cash Flows                    1997      1996     1995
Cash provided by dividends received
  from Subsidiary                                    $8,820    $2,283   $1,806
Cash used for payment of dividends                   (2,513)   (2,263)  (1,806)
Cash used for repurchase of stock                    (6,278)       -        -
Other                                                   (33)      (11)      (1)
                                                     -------   -------  -------
Net increase (decrease) in cash                      $   (4)   $    9   $   (1)
                                                     =======   =======   ======

3.  Mergers and Acquisitions:

     On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. ("Mutual") upon the approval of the shareholders of each company. The Corporation exchanged approximately 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock, for each of Mutual's 1,248,100 common shares (which includes the exercise of all outstanding stock options).
     The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition, all prior periods presented were restated to give effect to the merger.
     In August 1995, the Corporation acquired the branch office of Crestar Bank in Gretna, Virginia. In addition to the branch facilities at Gretna, the Corporation acquired $2,150,000 in loans and assumed deposits of $36,295,000. This transaction was accounted for as a purchase.
     In October 1996, the Corporation acquired the branch office of FirstSouth Bank located in Yanceyville, North Carolina. In addition to the branch facilities and an ATM located in Yanceyville, the Corporation acquired $4,775,000 in loans and assumed deposits of $21,405,000. This transaction was accounted for as a purchase.

4.  Investment Securities:

    The amortized cost and estimated fair value of investments in debt securities at December 31, 1997 and 1996 were as follows (in thousands):

                                                     1997
                                  ----------------------------------------------
                                   Amortized                         Estimated
                                     Cost       Gains     Losses     Fair Value
                                  ----------   -------   --------   ------------
Securities held to maturity:
  U.S. Government                  $ 15,935     $  47     $    -      $ 15,982
  Federal agencies                   32,610       262        (54)       32,818
  State and municipal                12,066       503         (2)       12,567
                                   --------    ------     -------     --------
  Total securities held
    to maturity                      60,611       812        (56)       61,367
                                   --------    ------     -------     --------

Securities available for sale:
  U.S. Government                    35,033       177          -        35,210
  Federal agencies                   28,950       313        (45)       29,218
  State and municipal                 9,914       424          -        10,338
  Other                               7,629        75         (4)        7,700
                                   --------    ------     -------     --------
  Total securities
    available for sale               81,526       989        (49)       82,466
                                   --------    ------     -------     --------

  Total securities                 $142,137    $1,801     $ (105)     $143,833
                                   ========    ======     =======     ========


                                                      1996
                                  ----------------------------------------------
                                   Amortized                         Estimated
                                     Cost       Gains     Losses     Fair Value
                                  ----------   -------   --------   ------------
Securities held to maturity:
  U.S. Government                  $ 40,948    $   52     $  (49)     $ 40,951
  Federal agencies                   34,615       102       (136)       34,581
  State and municipal                12,823       291        (25)       13,089
                                   --------    ------     -------     --------
  Total securities held
    to maturity                      88,386       445       (210)       88,621
                                   --------    ------     -------     --------

Securities available for sale:
  U.S. Government                    53,753       290        (10)       54,033
  Federal agencies                   18,175       189       (122)       18,242
  State and municipal                 9,061       171        (38)        9,194
  Other                               5,907        28        (33)        5,902
                                   --------    ------     -------     --------
  Total securities
    available for sale               86,896       678       (203)       87,371
                                   --------    ------     -------     --------

  Total securities                 $175,282    $1,123     $ (413)     $175,992
                                   ========    ======     =======     ========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 1997, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                            Held to Maturity             Available for Sale
                        -------------------------     -------------------------
                        Amortized     Estimated        Amortized    Estimated
                           Cost       Fair Value         Cost       Fair Value
                        ----------   ------------     ----------   ------------
Due in one year or less  $ 7,372       $ 7,373         $18,100       $18,145
Due after on year
  through five years      28,280        28,627          47,873        48,332
Due after five years
  through ten years       22,880        23,185           8,991         9,321
Due after ten years        2,079         2,182           6,562         6,668
                         -------       -------         -------       -------
                         $60,611       $61,367         $81,526       $82,466
                         =======       =======         =======       =======

     Proceeds from calls exercised by the issuers of investments in debt securities were $1,236,000 in 1997, $1,804,000 in 1996 and $2,045,000 in 1995.
Proceeds from sales of investments in debt securities were $24,823,000 in 1997, $19,234,000 in 1996 and $9,021,000 in 1995. The Bank recognized losses of $13,000 and gains of $44,000 on sale of securities during 1997, losses of $592,000 and gains of $254,000 on sale of securities during 1996 and gains of $61,000 and losses of $37,000 on sales of securities during 1995.
     Investment securities with a book value of approximately $31,742,000 at December 31, 1997 were pledged to secure deposits of the U. S. Government, state and political sub-divisions and for other purposes as required by law. Of this amount, $19,789,000 was pledged to secure repurchase agreements.

5.  Loans:

    Outstanding loans at December 31, 1997 and 1996 were composed of the following (in thousands):

                                                      1997             1996
Real Estate loans:
  Construction and land development                $  4,458         $  3,640
  Secured by farmland                                 1,276            1,169
  Secured by 1 - 4 family residential properties     94,472           90,495
  Secured by multi-family (5 or more)
    residential properties                            1,522              772
  Secured by nonfarm, nonresidential properties      41,368           35,289
Loans to farmers                                      2,761            2,672
Commercial and industrial loans                      57,980           49,247
Loans to individuals for personal expenditures       48,545           51,066
Loans for nonrated industrial development
  obligations                                         2,398            2,565
All other loans                                          13              124
                                                   --------         --------
    Total loans                                    $254,793         $237,039
                                                   ========         ========

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 1997, 1996 and 1995, loans in a nonaccrual or restructured status totaled approximately $393,000, $33,000 and $306,000, respectively.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 1997, 1996 and 1995, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at December 31, if all such loans had been accruing interest at the original contractual rate, was $18,000, $40,000 and $25,000, respectively. No interest payments were recorded in 1997, 1996 or 1995 as interest income for all such nonperforming loans.
     Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.

     As of January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank had previously measured the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.
     For purposes of applying SFAS No. 114, commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are excluded from the scope of SFAS No. 114 as they are considered smaller-balance homogeneous loans that are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status.
     The Bank did not identify any loans as impaired at December 31, 1997.
     The loan portfolio is concentrated primarily in the immediate geographic region which is the Corporation's trade area consisting of the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 1997.

     An analysis of the reserve for loan losses is as follows (in thousands):

                                                  1997        1996       1995
     Balance, beginning of year                 $3,070      $2,757     $2,454
     Provision for loan losses
       charged to expense                        1,100         673        484
     Charge-offs                                  (992)       (502)      (241)
     Recoveries                                     99         117         60
     Other                                           -          25          -
                                                ------      ------     ------
     Balance, end of year                       $3,277      $3,070     $2,757
                                                ======      ======     ======

6.  Time Deposits:

     Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $32,815,000, $34,472,000 and $28,654,000 at December
31, 1997, 1996 and 1995, respectively. Interest expense on such deposits during 1997, 1996 and 1995 was $1,570,000, $1,392,000 and $788,000, respectively.

7.  Stock Options:

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No.123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 (APB No.
25) use the intrinsic value method in determining compensation expense, which represents the excess of the market price of stock over the exercise price on the measurement date. The Corporation elected to remain under APB No. 25 for accounting for stock options.
     During 1997, the Corporation granted 16,800 stock options to all full time employees of the Corporation. The options have a vesting period of one year and are exercisable for nine years from the vesting date. Under APB No. 25, the Corporation recognizes compensation expense for the excess of the market value of the options over the exercise price on the date of grant. The options have an exercise price of $28. As the exercise price of the options exceeded the market price of the Corporation's stack at the date of grant, no compensation expense has been recognized. At December 31, 1997, 800 shares had been forfeited and the remaining 16,000 shares were outstanding.

8.  Income Taxes:

    The components of the Corporation's net deferred tax assets as of December 31, 1997 and December 31, 1996, were as follows (in thousands):

                                                               December 31
                                                          1997           1996
   Deferred tax assets:
     Reserve for loan losses                            $  911         $  840
     Deferred compensation                                 247            219
     Other                                                 201            150
                                                        -------        -------
                                                         1,359          1,209
   Valuation allowance                                    (136)          (121)
                                                        -------        -------
   Total deferred tax assets                             1,223          1,088
   Deferred tax liabilities:
     Depreciation                                          230            211
     Net unrealized gains                                  320            162
     Accretion of discount                                 211            173
     Prepaid pension                                        39             75
     Other                                                 132            173
                                                        -------        -------
   Total deferred tax liabilities                          932            794
                                                        =======        =======
   Net deferred tax assets                              $  291         $  294
                                                        =======        =======

    The provision for income taxes consists of the following (in thousands):

                                                  1997       1996       1995
   Taxes currently payable                      $2,880     $2,442     $2,362
   Deferred tax benefit                           (155)       (61)       (79)
                                                -------    -------    -------
                                                $2,725     $2,381     $2,283
                                                =======    =======    =======

    The effective rates of the provision differ from the statutory federal income tax rates due to the following items:
                                                  1997       1996       1995
   Federal statutory rate                         34.0%      34.0%      34.0%
   Non-taxable interest income                    (3.6)      (3.6)      (3.5)
   Non-deductible merger expenses                    -        2.3         .8
   Other                                          ( .1)      ( .6)        --
                                                  -----      -----      -----
                                                  30.3%      32.1%      31.3%
                                                  =====      =====      =====

9.  Commitments and Contingent Liabilities:

    The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.
     Commitments to extend credit, which amounted to $64,774,000 and $65,030,000 at December 31, 1997 and 1996, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments at December 31, 1997 or December 31, 1996 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 1997 and 1996 the Bank had $1,500,000 and $705,000 in outstanding standby letters of credit.
     Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position or consolidated results of operations.

     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. At December 31, 1997, this reserve requirement was approximately $4,658,000.

10.  Related Party Transactions:

     The Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The total amount of loans outstanding to the executive officers, directors and their business interests was $11,825,000, $14,025,000 and $13,845,000 at December 31, 1997, 1996 and
1995, respectively. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 1997, 1996 and 1995 was approximately 6.8% of gross loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 1997, none of these loans were restructured, nor were any related party loans charged off during 1997. An analysis of these loans for 1997 is as follows (in thousands):

 Balance, beginning of year      $14,025
 Additions                        19,153
 Repayments                      (21,353)
                                 --------
 Balance, end of year            $11,825
                                 ========

11.  Employee Benefit Plans:

     The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

    The following table sets forth the plan's funded status as of December 31, 1997 and 1996 (in thousands):

                                                     1997      1996
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
    vested benefits of $2,138 in 1997 and
    $2,518 in 1996                                $(2,248)   $(2,604)
                                                  =======    =======
Projected benefit obligation at December 31       $(3,431)   $(3,913)
Plan assets at fair value                           3,796      3,782
Plan assets greater than (less than) projected    --------   --------
  benefit obligation                                  365       (131)
Unrecognized net asset, at date of adoption,
  being recognized over 16.4 years                    (67)       (79)
Unrecognized net loss                                  34        666
Unrecognized prior service cost                      (216)      (240)
                                                  --------   --------
Prepaid pension cost included in other assets     $   116    $   216
                                                  ========   ========

    Net periodic pension cost for 1997 and 1996, based on the above valuation included the following components (in thousands):

                                                     1997      1996
Service cost - benefits earned during
  the period                                       $  193     $ 125
Interest cost on projected benefit
  obligation                                          274       186
Actual return (gain) loss on plan assets           (1,058)     (601)
Net amortization and deferral                         742       370
                                                   -------    ------
Net periodic pension cost                          $  151     $  80
                                                   =======    ======

     During 1997 and 1996, a rate of increase in future compensation levels of 4.0%, and a discount rate of 7.0% were used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on assets was 8.00% in 1997 and 6.25% in 1996.
     Pension  expense was $151,000,  $80,000 and $185,000,  for years 1997, 1996 and 1995, respectively.

     During 1996, Mutual's non-contributory defined benefit pension plan was terminated and settled with payments to Mutual employees. As a result of this transaction, the Bank recorded a net curtailment and settlement gain of $102,000 during 1996. For the year ended December 31, 1995, the Bank recorded pension expense of $86,000 related to this plan.
     A non-contributory deferred compensation plan was adopted in 1982 by the Board of Directors of the Bank which covers certain key executives. This plan is being funded primarily by insurance and the expense was $128,000, $122,000 and $168,000 for years 1997, 1996 and 1995.
     A 401-(k) savings plan was adopted in 1995 which covers substantially all full-time employees of the Bank who have at least one year of service. The Bank matches a portion of the contribution made by employee participants. The Bank contributed $87,000 in 1997 and $83,000 in 1996. These amounts are included in pension and other employee benefits expense for the respective years.

12. Fair Value of Financial Instruments:

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):
                                                          December 31, 1997
                                                         Carrying       Fair
                                                           Amount      Value
Financial assets:
  Cash and federal funds sold                            $ 13,752  $  13,752
  Investment securities                                   143,077    143,833
  Other                                                    15,638     15,638
  Loans, net                                              251,173    251,805

Financial liabilities:
  Deposits                                              $(351,603) $(352,156)
  Federal funds purchased and
    repurchase agreements                                 (19,539)   (19,539)
Unrecognized financial instruments:
  Commitments to extend credit                                  -          -
  Standby letters of credit                                     -          -

                                                          December 31, 1996
                                                         Carrying       Fair
                                                           Amount      Value
Financial assets:
  Cash and federal funds sold                           $  14,822  $  14,822
  Investment securities                                   175,757    175,992
  Other                                                    16,070     16,070
  Loans, net                                              233,509    235,121

Financial liabilities:
  Deposits                                              $(361,983) $(362,937)
  Federal funds purchased and
    repurchase agreements                                 (23,484)   (23,484)

Unrecognized financial instruments:
  Commitments to extend credit                         $        -          -
  Standby letters of credit                                     -        (11)

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

Other Assets

     The carrying amount is a reasonable estimate of fair value.

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

Deposits

     The fair value of demand deposits, savings deposits, and money market deposits equals the carrying value. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposit instruments would be offered to depositors for the same remaining maturities at current rates.

Federal funds purchased and repurchase agreements

     The carrying amount is a reasonable estimate of fair value.

Unrecognized financial instruments

     The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1997 no fees were charged for commitments to extend credit and all such commitments were subject to current market rates; therefore, no fair value has been estimated for these commitments.
     The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

13. Dividend Restrictions and Capital:

     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $353,000 plus an additional amount equal to the Bank's net income for 1998 up to the date of any dividend declaration.
     Effective March 14, 1996, the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.
     The Bank is required by the Federal Reserve Board and the Comptroller of the Currency to maintain certain capital to assets ratios. At December 31, 1997 and 1996 these ratios were above the minimums prescribed for holding companies and banks, as follows (in thousands):

                                                                               To Be Well
                                                                               Capitalized Under
                                                            For Capital        Prompt Corrective
                                          Actual         Adequacy Purposes:    Action Provisions:
                                   -------------------   -------------------   -------------------
                                     Amount     Ratio      Amount     Ratio      Amount     Ratio
                                   ---------   -------   ---------   -------   ---------   -------
As of December 31, 1997:
  Total Capital

    (to Risk Weighted Assets)       $49,026     18.37%    $21,353     >8.0%     $26,691     >10.0%
  Tier I Capital
    (to Risk Weighted Assets)        45,749     17.14%     10,676     >4.0%      16,015      >6.0%
  Tier I Capital
    (to Average Assets)              45,749     10.74%     12,779     >3.0%      21,298      >5.0%

As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)       $50,891     20.66%     19,703     >8.0%      24,628     >10.0%
  Tier I Capital
    (to Risk Weighted Assets)        47,821     19.42%      9,851     >4.0%      14,777      >6.0%
  Tier I Capital
    (to Average Assets)              47,821     11.05%     12,980     >3.0%      21,663      >5.0%

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is included in Item 12(b) below.

ITEM 11 - EXECUTIVE COMPENSATION

REPORT OF SALARY COMMITTEE ON EXECUTIVE COMPENSATION

     The Salary Committee of the Board of Directors, which is composed of four independent outside directors, is responsible for making recommendations to the Board of Directors concerning compensation. The Salary Committee considers a variety of factors and criteria in arriving at its recommendations for compensation of executive officers.
     In making its recommendations regarding compensation, the Committee attempts to align the interests of the Bank's executive officers with those of the shareholders. The Committee believes that increases in dividends and net equity improve shareholder market value and, accordingly, compensation should be structured to enhance the long-term profitability of the Bank.
     Officer compensation generally consists of salary and participation in the Bank's profit sharing plan. A description of the profit sharing plan is included in Note (2) under Executive Compensation. Full-time employees received certain incentive compensation in 1997 due to the attainment of certain earnings by the Corporation. Certain officers may be eligible to receive incentive compensation if certain earnings are attained in 1998. Certain key executive officers are eligible to participate in the Executive Compensation Continuation Plan described below under "Deferred Compensation Plan". H. Dan Davis is subject to the employment agreement described below under "Employment Agreement". All compensation is paid by the Bank and no officer receives an additional compensation from the Corporation. In 1997, the Board of Directors and the shareholders approved the stock option plan described below under note (3) of "Executive Compensation".
     In considering officer compensation (other than the Chief Executive Officer), the Committee receives and considers recommendations from the Chief Executive Officer. The Committee conducts an annual evaluation of the performance and effectiveness of the Chief Executive Officer. The Chief Executive Officer's compensation then is determined by the Committee after consideration of the Bank's performance and the resulting benefit to the shareholders.

                                 Salary Committee,

                                 Richard G. Barkhouser
                                 B. Carrington Bidgood
                                 Lester A. Hudson, Jr.
                                 Fred B. Leggett, Jr.

OTHER INFORMATION

Comparative Company Performance

     The following graph compares American National Bankshares Inc.'s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 1997. The two indexes are the S & P 500
Total Return published by Standard & Poor's Corporation and the Independent Community Bank Index, consisting of 23 independent banks located in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. The Independent Community Bank Index is published by the Carson Medlin Company.

                                    1992   1993   1994   1995   1996   1997
American National Bankshares Inc     100    113    122    118    101    134
Independent Bank Index               100    125    153    208    248    358
S & P 500 Index                      100    110    111    153    189    251

EXECUTIVE COMPENSATION

                                Annual Compensation                             Long-Term Compensation
                                                                             Awards               Payouts

Name and                                              Other          Restricted   Stock      Long-Term   All
Principal                                     Bonus   Annual         Stock        Options/   Incentive   Other
Position                   Year   Salary(1)    (2)    Compensation   Awards       SARs(3)    Payouts     Comp.(4)
Charles H. Majors          1997   153,855    23,538      N/A           N/A          100        N/A        33,528
President & Chief          1996   144,071    14,882      N/A           N/A          N/A        N/A        31,309
Executive Officer          1995   118,665    27,479      N/A           N/A          N/A        N/A        28,780

H. Dan Davis               1997   116,478     4,400      N/A           N/A          100        N/A        14,870
Executive Vice Pres.       1996   114,248      N/A       N/A           N/A          N/A        N/A             0
of the Corporation;        1995   100,011      N/A       N/A           N/A          N/A        N/A        32,085
Sr. Vice President
of the Bank
(Retired December 31, 1997)

E. Budge Kent, Jr.         1997    97,292    13,640      N/A           N/A          100        N/A       18,721
Sr. Vice President &       1996    90,623     9,253      N/A           N/A          N/A        N/A       16,975
Asst. Secretary of the     1995    77,584    17,676      N/A           N/A          N/A        N/A       15,757
Corporation; Sr. Vice
President & Trust
Officer of the Bank

David Hyler                1997    94,510    13,172      N/A           N/A          100        N/A       19,926
Sr. Vice President,        1996    87,173     8,819      N/A           N/A          N/A          N/A     43,925
Secretary & Treasurer      1995    73,675    16,722      N/A           N/A          N/A          N/A     55,039
of the Corporation;
Sr. Vice President &
Chief Financial Officer
of the Bank
(Retired December 31, 1997)

Carl T. Yeatts             1997    89,682    13,172      N/A           N/A          100          N/A     18,721
Sr. Vice President         1996    85,747     8,819      N/A           N/A          N/A          N/A     16,975
of the Corporation;        1995    72,786    16,722      N/A           N/A          N/A          N/A     15,757
Sr. Vice President
& Sr. Loan Officer
of the Bank

(1) Includes salary deferrals contributed by the employee to the 401(k) Plan, fees to Mr. Davis as director of Mutual and compensation and fees for service as officer and director of Mutual Service Corporation, and taxable compensation for term life insurance over $50,000.

(2)  Includes  matching  contributions to the 401(k) Plan made by the Bank. Also
     includes   accrued  payments  of   profit-sharing   (bonus)  and  incentive
     compensation  participations.  In 1997,  the  profit-sharing  (bonus)  plan provided  that an amount  equal to 6.50% of the Bank's  net  income  (after taxes,  but before  deducting  profit  sharing and its related tax effect), less the Bank's 401(k) contributions, be paid to officers and employees who are in the Bank's  employ on  December  31,  1997.  Incentive  compensation represented  payments  to  full-time  employees  based  on the  Corporation attaining certain earnings  increase.  The total expense,  paid or accrued, for the profit sharing (bonus) plan and incentive compensation payments for the year 1997 amounted to $483,553.

(3)  Pursuant  to  the   Corporation's   Stock  Option  Plan   approved  by  the
     shareholders  at the 1997  annual  meeting,  on  September  16,  1997,  the
     Corporation  granted  each  full-time  employee an option for 100 shares of stock in the Corporation.  The exercise price is $28 per share. The options vest on September 16, 1998 and may be exercised through September 15, 2007, subject  to  certain  conditions.  Utilizing  the  Black-Scholes  valuation method, a value of $9.43 per share was determined for the options.

(4) All Other Compensation includes amounts set aside or accrued by the Bank for the Retirement Plan and Executive Compensation Continuation Plan. For
     1995, it includes amounts set aside or accrued by Mutual Savings Bank, F.S.B. for Mr. Davis' benefit under the Mutual Retirement Plan and the Mutual Employee Stock Ownership Plan.

(5) The Bank provided life insurance and disability insurance benefits for all full-time officers and employees and hospitalization insurance for such individuals on a contributory basis and the aggregate of personal benefits paid for by the Bank for all such individuals did not exceed $5,000 each in 1997.

(6) In 1997, each non-officer director received a monthly retainer fee of $500 and attendance fees of $200 for each regular Board meeting and $400 for each Committee meeting attended. The aggregate total amount paid for the year 1997 was $117,800. Non-officer directors are excluded from the Bank's retirement plan and, therefore, do not qualify for pension benefits.

(7) Prior to the merger on March 14, 1996, Mr. Davis exercised options on 29,900 shares of Mutual Savings Bank, F.S.B. which had been granted to Mr.
     Davis in 1987.

Retirement Plan

     The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.
     As of December 31, 1997, the normal retirement benefit formula was 1.3% per year of service times compensation plus .65% per year of service times compensation in excess of social security covered compensation. At normal retirement, the monthly benefit is calculated based on any consecutive five-year period which will produce the highest average rate of basic monthly compensation. Bonuses are not included in the definition of compensation. Cash benefits under the plan generally commence on retirement at age 65, death, or termination of employment. Partial vesting of the retirement benefits under the plan occurs after three years of service and full vesting occurs after seven years of service with the Bank.

     The estimated annual benefits at retirement for the six executive officers as of December 31, 1997 are as follows:

Name of Individual                                                                  Estimated Annual
                                                                                  Benefit at Retirement
-------------------------------------------------------------------------------------------------------
Charles H. Majors,                                                                    $ 46,425
President and Chief Executive Officer of the Corporation and the Bank

H. Dan Davis,                                                                            3,778*
Executive Vice President of the Corporation
and Senior Vice President of the Bank
(Retired December 31, 1997)

E. Budge Kent, Jr.,                                                                     52,214
Senior Vice President and Asst. Secretary of the Corporation
and Senior Vice President and Trust Officer of the Bank

Carl T. Yeatts,                                                                         49,484
Senior Vice President of the Corporation
and Senior Vice President and Senior Loan Officer of the Bank

Gilmer D. Jefferson,                                                                    39,914*
Senior Vice President and Asst. Treasurer of the Corporation
and Senior Vice President of the Bank
(Retired December 31, 1997)

David Hyler,                                                                            37,738*
Senior Vice President and Secretary & Treasurer of the Corporation
and Senior Vice President and Chief Financial Officer of the Bank
(Retired December 31, 1997)
                                                                                      ----------
                                                                                      $ 229,553
                                                                                      ----------
*Retired December 31, 1997 and these individuals elected to take their share in a lump sum prior to
   December 31, 1997.

Deferred  Compensation Plan

     The Board of Directors of the Bank adopted the Executive Compensation Continuation Plan, a non-contributory deferred compensation plan, in 1982. Under the plan, certain key executives who, in the opinion of the Directors, are making substantial contributions to the overall growth and success of the Bank and who must be retained in order to expand and continue satisfactory long term growth are eligible to receive benefits afforded by the plan.
     Under agreements with eligible key executives pursuant to this plan, if any such executive dies or retires while employed by the Bank, such executive or his designated beneficiary will receive annual payments commencing at death or retirement and continuing for a period of 10 years. As of December 31, 1997, Gilmer D. Jefferson and David Hyler are each entitled to a vested annual benefit of $25,000 under the plan beginning in 1998. Charles H. Majors is entitled to an annual benefit of $50,000 under the plan. E. Budge Kent, Jr. and Carl T. Yeatts are entitled to an annual benefit of $25,000 each under the plan and the above executive officers as a group (5) are entitled to annual benefits of $150,000 under the plan. A portion of the related costs of the plan are expected to be recovered through life insurance policies purchased by the bank on the key executives Premiums in the aggregate amount of $25,857 were paid in 1997.

Employment  Agreement

     Pursuant to the terms of the Agreement and Plan of Reorganization between the Corporation and Mutual Savings Bank, F.S.B., the Corporation entered into an employment agreement with H. Dan Davis, effective March 14, 1996, to serve as Executive Vice President of the Corporation, Senior Vice President of the Bank and President and Chief Executive Officer of Mutual Mortgage of the Piedmont, Inc. for a term of two years at an annual salary of $110,000. During this two-year term, Mr. Davis has the right to elect to become a senior consultant to the Corporation and the Bank with a monthly payment of $5,500 for a period expiring March 14, 2003.
     Mr. Davis made such election and retired as an officer, effective December 31, 1997. As a senior consultant, Mr. Davis is responsible for carrying out such advisory or consulting duties and responsibilities as may be requested of him from time to time by the Chief Executive Officer or the Board of Directors of the Corporation. As a senior consultant, Mr. Davis also will be restricted as to employment by other financial institutions in competition with the Corporation or the Bank.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has set March 13, 1998 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. Shareholders of record on that date will be entitled to vote on the matters described herein. As of March 13, 1998, the Corporation had 1,460 shareholders of record. No one individual or entity owns directly and indirectly more than 5% of the outstanding Corporation Common Stock except Ambro and Company, the nominee name in which American National Bank and Trust Company (the "Bank"), the corporation's banking subsidiary, registers securities it holds in a fiduciary capacity, which held 598,123 shares (19.5995%) on March 13, 1998.

     The number of shares of common stock, there being no other class of stock, outstanding and entitled to vote at the Annual Shareholders' Meeting is 3,051,733. There are 598,123 shares held of record by Ambro and Company which amount represents 19.5995% of the outstanding securities, and only 354,623 of these shares may be voted by the existing co-fiduciaries. The remaining shares may not be voted by the Bank but co-fiduciaries may be qualified for the sole purpose of voting all or a portion of the shares at the Annual Meeting.

(b) DIRECTORS

     Certain information with regard to their ownership of the common stock of the Corporation and memberships on various committees of the Board of Directors of the Corporation, are set forth below.

                                                     Director     Amount of Common Stock Owned
Name, Principal                                      of Bank      Beneficially and Nature of             Percent
Occupation and (Age)                                 Since        Ownership on March 14, 1997      of Class
-----------------------------------------------------------------------------------------------------------------
Willie G. Barker, Jr. (60)                           1996         14,100 - Direct (1)                      .4620
  Retired President of
  Dibrell Brothers, Inc.,
  Danville, VA, leaf tobacco and
  flowers, since June, 1993;
  prior thereto, Consultant to DIMON
  Incorporated, Danville, VA, leaf
  tobacco & flowers since May, 1995;
  prior thereto,  Consultant to Dibrell
  Brothers, Incorporated, Danville, VA,
  leaf tobacco & flowers since June, 1993;
  prior thereto, President and Chief
  Operating Officer of Dibrell Brothers,
  Incorporated

Richard G. Barkhouser (67)                           1980         82,412 - Direct (1)                     2.7005
  President, Barkhouser                                            7,260 - Family                          .2379
  Motors, Inc., Danville,                                                  Relationship (4)
  VA, automobile dealership

B. Carrington Bidgood (73)                           1975         32,436 - Direct (1)                     1.0629
  Retired Senior Vice                                              1,200 - Family                          .0393
  President, Dibrell                                                       Relationship (4)
  Brothers, Inc., Danville,
  VA, leaf tobacco & flowers

Fred A. Blair (51)                                   1992         1,854 - Direct (1)                       .0608
  President, Blair                                                  225 - Family                           .0074
  Construction, Inc.,                                                     Relationship (3)
  Gretna, VA, commercial
  building contractor

Ben J. Davenport, Jr. (55)                           1992         4,056 - Direct (1)(2)                    .1330
  Chairman, First Piedmont
  Corporation,  Chatham, VA,
  waste  management

                                                     Director     Amount of Common Stock Owned
Name, Principal                                      of Bank      Beneficially and Nature of              Percent
Occupation and (Age)                                 Since        Ownership on March 13, 1998       of Class
------------------------------------------------------------------------------------------------------------------
H. Dan Davis (60)                                    1996         43,600 - Direct (1)                     1.4287
  Senior Consultant to the Corporation                            20,352 - Family                          .6669
  Corporation and the Bank since January,                                  Relationship (4)
  1998; prior thereto
  Executive Vice President of the
  Corporation and Senior Vice President
  of the Bank since March, 1996; prior thereto,
  President and Chief Executive
  Officer of Mutual Savings Bank,
  F.S.B. since January, 1995; prior
  thereto, President and Chief
  Operations Officer of Mutual
  Savings Bank, F.S.B.

Lester A. Hudson, Jr. (58)                           1984         4,902 - Direct (1)                       .1606
  Chairman, H & E Associates,
  Greenville, SC, investments,
  since June, 1995; prior thereto
  Vice Chairman, Wunda Weve
  Carpets, Inc., Greenville, SC, carpet
  manufacturer, since August, 1993;
  prior thereto Chairman, Wunda
  Weve Carpets, Inc.

E. Budge Kent, Jr. (59)                              1979         7,411 - Direct (1)                        .2428
  Senior Vice President &                                           316 - Family                            .0104
  Assistant Secretary of                                                  Relationship (4)
  the Corporation and Senior Vice
  President & Trust Officer of the Bank

Fred B. Leggett, Jr. (61)                            1994         8,361 - Direct (1)(2)                     .2740
  Retired Chairman and                                            3,192 - Family                            .1046
  Chief Executive Officer,                                                Relationship (4)
  Leggett Stores, Danville,
  VA, retail department stores, since
  March, 1996; prior thereto,
  Chairman and Chief Executive
  Officer, Leggett Stores,
  Danville, VA, since December,
  1994; prior thereto, Executive Vice
  President, Leggett Stores

Charles H. Majors (52)                               1981         4,066 - Direct (1)                        .1332
  President and Chief                                             1,062 - Family                            .0348
  Executive Officer of                                                    Relationship (4)
  the Corporation and
  the Bank since January, 1994;
  prior thereto President of the
  Corporation and the Bank

                                                     Director     Amount of Common Stock Owned
Name, Principal                                      of Bank      Beneficially and Nature of              Percent
Occupation and (Age)                                 Since        Ownership on March 14, 1997       of Class
-------------------------------------------------------------------------------------------------------------------
James A. Motley (69)                                 1975         7,510 - Direct (1)(2)                     .2461
  Retired Chairman and Chief                                      5,242 - Family                            .1716
  Executive Officer of                                                    Relationship (4)
  the Corporation and the Bank since
  January, 1994; prior thereto
  Chairman and Chief Executive
  Officer of the Corporation
  and the Bank since January,
  1993; prior thereto President
  of the Corporation and the Bank

Claude B. Owen, Jr. (52)                             1984         5,716 - Direct (1)                        .1873
  Chairman & Chief                                                2,100 - Family                            .0688
  Executive Officer of                                                    Relationship (4)
  DIMON Incorporated, Danville, VA,
  leaf tobacco & flowers, since
  May, 1995; prior
  thereto, Chairman, President &
  Chief Executive Officer,
  Dibrell Brothers, Inc.,
  Danville, VA, leaf
  tobacco & flowers,
  since July, 1993;
  prior thereto,
  Chairman & Chief Executive
  Officer, Dibrell Brothers, Inc.

Landon R. Wyatt, Jr. (72)                            1965         4,540 - Direct (1)                        .1486
  President, Wyatt Buick                                          9,070 - Family                            .2968
  Sales Co., Danville, VA,                                                Relationship (4)
  automobile dealership

All Executive officers and directors,                           236,469 - Direct (1)(2)                    7.7487
including nominees and directors                                 50,019 - Family                           1.6390
named above (15 in group)                                                 Relationship (3)(4)

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

EXECUTIVE OFFICERS

               Mr. Charles H. Majors and Mr. E. Budge Kent, Jr., together with the two senior vice presidents listed below, are the executive officers of the Corporation and the Bank.

Name              Age   Principal Occupation and Business Experience
--------------------------------------------------------------------------------

T. Allen Liles     45   Senior Vice President, Secretary, Treasurer and Chief
                        Financial Officer of the Corporation and Senior Vice
                        President, Cashier and Chief Financial Officer of the
                        Bank; Officer of the Bank since 1997

Carl T. Yeatts     59   Senior Vice President of the Corporation and Senior
                        Vice President and Senior Loan Officer of the Bank;
                        Officer of the Bank since 1964

All executive officers serve one-year terms of office.

BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

     The Board of Directors held 13 Board Meetings during the year 1997. These meetings were either the Corporation Board Meetings and/or the Bank Board Meetings. In addition to meeting as a group to review the Corporation and Bank's business, certain members of the Board are appointed to serve on various standing committees. Among those committees are the Audit and Compliance Committee, Salary Committee and Directors' Nominating Committee. All incumbent directors attended more than 75% of the aggregate of all meetings of the Board of Directors and Committees on which they served.

Audit and Compliance Committee

     The Audit and Compliance Committee, which currently consists of Messrs. Barker, Blair, and Motley, reviews significant audit, accounting, and compliance principles, policies and practices, meets with the Corporation and Bank's independent auditors to discuss the results of their annual audit and reviews the performance of the internal auditing and compliance functions. The Audit and Compliance Committee held four meetings in 1997.

Salary  Committee

     The Salary Committee currently consists of Messrs. Barkhouser, Bidgood, Hudson and Leggett. The Salary Committee makes recommendations to the Board of Directors for officers' compensation and promotions, directors' fees and related personnel matters. The Salary Committee held four meetings in 1997.

Directors' Nominating Committee

     The Committee's function is to search for potential qualified directors, to review the qualifications of potential directors as suggested by Directors, Management, Shareholders and others, and to make recommendations to the entire Board for nominations of such individuals to the shareholders. A shareholder may recommend nominees for director by writing to the President of the Corporation and providing the proposed nominee's full name, address, qualifications and other relevant biographical information. Members of the present committee are Messrs. Barkhouser, Owen and Wyatt. The Directors' Nominating Committee held one meeting in 1997.

(c) There are no arrangements known to the registrant, the operation of which may at a subsequent date result in control of the registrant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of and Transactions with Management

     Some of the directors and officers of the Corporation and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of the Bank's business during 1997. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.
     During the year 1997, the highest aggregate amount of outstanding loans, direct and indirect, to the directors and officers was $15,037,076 or 32% of equity capital and this peak amount occurred on May 31, 1997.
     Also, refer to FOOTNOTE 10 of the Financial Statements and Supplementary Data.

PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents filed as part of this Report:

                                                    Page Number or Incorporation
Exhibit                                             by Reference to

 2.1 Agreement and Plan of Reorganization, dated    Exhibit 2.1 on Form 8-K
     as of September 26, 1995, by and between       filed September 27, 1995
     American National Bankshares Inc. and Mutual
     Savings Bank, F.S.B.

 2.2 Plan of Merger, dated as of September 26,      Exhibit 2.2 on Form 8-K
     1995, by and between American National Bank    filed September 27, 1995
     and Trust Company and Mutual Savings Bank,
     F.S.B.

 3.1 Amended and Restated Articles of               Exhibit 4.1 on Form S-3
     Incorporation dated August 20, 1997            filed August 20, 1997

 3.2 Amended Bylaws dated August 20, 1997           Exhibit 4.2 on Form S-3
                                                    filed August 20, 1997

10.1 Agreement between American National Bank       Exhibit 4a. on Form 10-K
     and Trust Company and James A. Motley dated    filed March 28, 1994
     August 26, 1982, as amended August 11, 1987

10.2 Agreement between American National Bank and   Filed herewith
     Trust Company and Charles H. Majors dated
     June 12, 1997

10.3 Agreement between American National Bank and   Filed herewith
     Trust Company and E. Budge Kent, Jr. dated
     June 12, 1997

10.4 Agreement between American National Bank and   Filed herewith
     Trust Company and David Hyler dated June 12,
     1997

10.5 Agreement between American National Bank and   Filed herewith
     Trust Company and Gilmer D. Jefferson dated
     June 12, 1997

10.6 Agreement between American National Bank and   Filed herewith
     Trust Company and Carl T. Yeatts dated
     June 12, 1997

10.7 American National Bankshares Inc. Stock        Exhibit 4.3 on Form S-8
     Option Plan dated August 19, 1997              filed September 17, 1997

27.0 Financial Data Schedule                        Exhibit 27

99.1 Text of joint press release, dated September   Exhibit 99.1 on Form 8-K
     26, 1995, issued by American National          filed September 27, 1995
     Bankshares Inc. and Mutual Savings Bank,
     F.S.B.

99.2 American National Bankshares Inc. Dividend     Exhibit 99 on Form S-3
     Reinvestment Plan dated August 19, 1997        filed August 20, 1997

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


BY:  /s/ T. Allen Liles                               Senior Vice President,
     ----------------------------------------------     Secretary & Treasurer
     T. Allen Liles

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.


/s/ Charles H. Majors                                 President and
---------------------------------------------------     Chief Executive Officer
Charles H. Majors


/s/ B. Carrington Bidgood                             Director
---------------------------------------------------
B. Carrington Bidgood


/s/ Fred A. Blair                                     Director
---------------------------------------------------
Fred A. Blair


/s/ Lester A. Hudson, Jr.                             Director
---------------------------------------------------
Lester A. Hudson, Jr.


/s/ Ben J. Davenport, Jr.                             Director
---------------------------------------------------
Ben J. Davenport, Jr.


/s/ Bill Barker, Jr.                                  Director
---------------------------------------------------
Bill Barker, Jr.


/s/ H. Dan Davis                                      Director
---------------------------------------------------
H. Dan Davis


/s/ E. Budge Kent, Jr.                                Director
---------------------------------------------------
E. Budge Kent, Jr.


/s/ Fred B. Leggett, Jr.                              Director
---------------------------------------------------
Fred B. Leggett, Jr.


/s/ Claude B. Owen, Jr.                               Director
---------------------------------------------------
Claude B. Owen, Jr.


/s/ James A. Motley                                   Director
---------------------------------------------------
James A. Motley


/s/ Richard G. Barkhouser                             Director
---------------------------------------------------
Richard G. Barkhouser


/s/ Landon R. Wyatt, Jr.                              Director
---------------------------------------------------
Landon R. Wyatt, Jr.


/s/ T. Allen Liles                                    Senior Vice President
---------------------------------------------------     Secretary & Treasurer
T. Allen Liles