Form 10-Q
period 1998-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1998-05-13
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD
            ENDED     MARCH 31, 1998

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

The number of shares outstanding of the issuer's common stock as of May 8, 1998 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                       Page No.

  Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets as of March 31, 1998
      and December 31, 1997...................................................3

    Consolidated Statements of Income for the three months
      ended March 31, 1998 and 1997...........................................4

    Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997...........................................5

    Notes to Consolidated Financial Statements..............................6-8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.....................................9-13


Part II.   Other Information.................................................14

SIGNATURES ..................................................................14

EXHIBITS - Financial Data Schedule...........................................15

                                            Consolidated Balance Sheets
                                 American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                March 31    December 31
                                                                                  1998          1997
                                                                               ---------    -----------
ASSETS
Cash and due from banks........................................................$ 13,979      $ 13,386
Interest-bearing deposits in other banks.......................................      20           366

Investment securities:
  Securities available for sale (at market value)..............................  86,311        82,466
  Securities held to maturity (market value of $62,227 at
    March 31, 1998 and $61,367 at December 31, 1997)...........................  61,311        60,611
                                                                               ---------     ---------
        Total investment securities............................................ 147,622       143,077
                                                                               ---------     ---------

Loans ......................................................................... 258,779       254,793
  Less--
    Unearned income............................................................    (293)         (343)
    Reserve for loan losses....................................................  (3,465)       (3,277)
                                                                               ---------     ---------
        Net loans.............................................................. 255,021       251,173
                                                                               ---------     ---------

Bank premises and equipment, at cost, less accumulated
  depreciation of $6,598 in 1998 and $6,350 in 1997............................   6,400         6,514
Accrued interest receivable and other assets...................................   9,191         9,124
                                                                               ---------     ---------
        Total assets...........................................................$432,233      $423,640
                                                                               =========     =========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing......................................$ 40,576      $ 41,755
  Demand deposits -- interest bearing..........................................  51,890        52,029
  Money market deposits........................................................  18,029        17,151
  Savings deposits.............................................................  67,526        69,551
  Time deposits................................................................ 175,882       171,117
                                                                               ---------     ---------
        Total deposits......................................................... 353,903       351,603
                                                                               ---------     ---------

  Federal funds purchased......................................................       -         1,500
  Repurchase agreements........................................................  24,244        18,039
  Accrued interest payable and other liabilities...............................   3,034         2,495
                                                                               ---------     ---------
        Total liabilities...................................................... 381,181       373,637
                                                                               ---------     ---------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding...........................................................       -             -
  Common stock, $1 par, 10,000,000 shares authorized,
    3,051,733 shares outstanding at March 31, 1998 and
    December 31, 1997..........................................................   3,052         3,052
  Capital in excess of par value...............................................   9,892         9,892
  Retained earnings............................................................  37,458        36,438
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale......................     650           621
                                                                               ---------     ---------
        Total shareholders' equity.............................................  51,052        50,003
                                                                               ---------     ---------
        Total liabilities and shareholders' equity.............................$432,233      $423,640
                                                                               =========     =========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                                      Consolidated Statements of Income
                               American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                       March 31
                                                                                ---------------------
                                                                                  1998        1997
                                                                                --------    --------
Interest Income:
  Interest and fees on loans....................................................$ 5,743     $ 5,352
  Interest on federal funds sold and other......................................     43          24
  Income on investment securities:
    U S Government..............................................................    750       1,256
    Federal agencies............................................................  1,022         850
    State and municipal.........................................................    288         292
    Other investments...........................................................    125         102
                                                                                -------     -------
      Total interest income.....................................................  7,971       7,876
                                                                                -------     -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    323         339
    Money market................................................................    127         146
    Savings.....................................................................    499         528
    Time........................................................................  2,314       2,462
  Interest on short-term borrowed funds.........................................    269         202
                                                                                -------     -------
      Total interest expense....................................................  3,532       3,677
                                                                                -------     -------
Net Interest Income.............................................................  4,439       4,199
Provision for Loan Losses.......................................................    252         243
                                                                                -------     -------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,187       3,956
                                                                                -------     -------
Non-Interest Income:
  Trust and investment services.................................................    519         427
  Service charges on deposit accounts...........................................    187         185
  Non-deposit fees and insurance commissions...................................      58          27
  Mortgage income...............................................................    104          26
  Other income..................................................................     28          73
                                                                                -------     -------
      Total non-interest income.................................................    896         738
                                                                                -------     -------
Non-Interest Expense:
  Salaries......................................................................  1,206       1,178
  Pension and other employee benefits...........................................    287         271
  Occupancy and equipment.......................................................    437         347
  Postage and printing..........................................................    133         112
  Core deposit intangible amortization .........................................    112         113
  Other.........................................................................    498         494
                                                                                -------     -------
      Total non-interest expense................................................  2,673       2,515
                                                                                -------     -------
Income Before Income Tax Provision..............................................  2,410       2,179
Income Tax Provision............................................................    749         642
                                                                                -------     -------
Net Income......................................................................$ 1,661     $ 1,537
                                                                                =======     =======

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share
Basic...........................................................................$   .54     $   .47
Diluted.........................................................................$   .54     $   .47
-----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic.........................................................................3,051,733   3,279,798
Diluted.......................................................................3,053,073   3,279,798
-----------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                       Consolidated Statements of Cash Flows
                                 American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                        March 31
                                                                                   1998          1997
                                                                                ----------    ----------
Cash Flows from Operating Activities:
  Net income....................................................................$  1,661      $  1,537
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses.................................................     252           243
      Depreciation..............................................................     248           163
      Core deposit intangible amortization......................................     112           113
      Amortization (accretion) of premiums and discounts
        on investment securities................................................     (26)          (12)
      Gain on sale of securities................................................       -           (23)
      Deferred income taxes benefit.............................................     (49)          (59)
      (Increase) decrease in interest receivable................................    (159)          128
      Decrease in other assets..................................................      13           172
      Decrease in interest payable..............................................     (64)         (123)
      Increase in other liabilities.............................................     603         1,053
                                                                                ---------     ---------
      Net cash provided by operating activities.................................   2,591         3,192
                                                                                ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................   8,198        19,899
  Purchases of securities available for sale....................................  (8,994)            -
  Purchases of securities held to maturity......................................  (3,678)            -
  Net increase in loans.........................................................  (4,100)      (10,488)
  Purchases of property and equipment...........................................    (134)         (235)
                                                                                ---------     ---------
  Net cash (used in) provided by investing activities..........................   (8,708)        9,176
                                                                                ---------     ---------

Cash Flows from Financing Activities:
  Net decrease in demand, money market,
    and savings deposits........................................................  (2,465)         (418)
  Net increase (decrease) in time deposits......................................   4,765        (2,299)
  Net increase (decrease) in federal funds purchased
    and repurchase agreements...................................................   4,705        (7,957)
  Cash dividends paid...........................................................    (641)         (590)
                                                                                ---------     ---------
  Net cash provided by (used in) financing activities...........................   6,364       (11,264)
                                                                                ---------     ---------

Net (Decrease) Increase in Cash and Cash Equivalents............................     247         1,104

Cash and Cash Equivalents at Beginning of Period................................  13,752        14,822
                                                                                ---------     ---------

Cash and Cash Equivalents at End of Period......................................$ 13,999      $ 15,926
                                                                                =========     =========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,979      $ 10,471
    Interest-bearing deposits in other banks....................................      20           105
    Federal funds sold..........................................................       -         5,350
                                                                                ---------     ---------

                                                                                $ 13,999      $ 15,926
                                                                                =========     =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  3,596      $  3,800
  Income taxes paid.............................................................$      -      $      -


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 1998, the results of its operations and its cash flows for the three months then ended. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1997.

2.  Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     Trading account securities, of which none were held on March 31, 1998 and December 31, 1997, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income. The Bank's investment policy currently prohibits trading account securities.
     Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' investment at March 31, 1998 and December 31, 1997.

3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $29,000,000 with the Federal Home Loan Bank of Atlanta. As of March 31, 1998 and December 31, 1997, there were no borrowings outstanding under this availability.
     Commitments to extend credit, which amount to $70,242,000 at March 31, 1998 and $64,774,000 at December 31, 1997, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 1998 and December 31, 1997 the Bank had $1,323,000 and $1,500,000,
respectively, in outstanding standby letters of credit.

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

5.   New Accounting Pronouncements

     The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS No. 130"), during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the quarter ended March 31, 1998:


  Net Income                                               $1,660,568
  Unrealized holding gains arising during period
    (net of tax expense of $15,182)                            29,472
                                                           ----------
  Total comprehensive income                               $1,690,040
                                                           ==========

     The Financial Accounting Standards Board ("FASB") also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. This Statement is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year following initial adoption. Once adopted, however, comparative prior period information is required. The Corporation is evaluating the Statement and plans to adopt as required in 1998. Adoption is not expected to have a material impact on the Corporation.

     In February, 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits"("SFAS No. 132"), an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required.
     FASB No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation plans to adopt SFAS No. 132, as required, in 1998. Adoption is not expected to have a material impact on the Corporation.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


EARNINGS and CAPITAL

     The Corporation's net income for the first quarter of 1998 was $1,661,000, an increase of 8.1% over the $1,537,0000 earned during the first quarter of 1997. On a basic and diluted per share basis, net income totaled $.54 for the quarter, up 14.9% from $.47 in 1997. On an annualized basis, return on average total assets was 1.56% for the first quarter of 1998 compared to 1.43% for the first quarter of 1997. Return on average common shareholders' equity increased 12.6% to 13.18% in the first quarter of 1998 from 11.7% for the first quarter of 1997.
     The Corporation decreased shareholders' equity during the second quarter of 1997 with the repurchase of 228,065 shares of common stock for $6,278,000. The 7% reduction in outstanding shares of common stock during second quarter 1997 enhanced net income per share and return on equity for the first quarter of 1998 compared to the first quarter of 1997.
     The Corporation's growth in earnings resulted from three principal factors. First, net interest income improved $240,000, or 5.7% from a higher net interest spread in first quarter 1998 compared to first quarter 1997 (see discussion on NET INTEREST INCOME). Second, the 21.4% growth in noninterest income in the 1998 quarter over 1997 demonstrates the continued success of the Corporation's expanded trust and investment services and the increase in fees from originating and selling fixed rate mortgage loans. Third, the Corporation has controlled noninterest expenses which have grown at a slower 6.3% pace in the first quarter of 1998 over the first quarter of 1997 as compared to growth in combined net interest income and noninterest income of 8.1%.

TRENDS and FUTURE EVENTS

     During the first quarter of 1998, net loans increased $3,848,000 or 1.5%. The increase is the result of moderate loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded by higher deposits and increased repurchase agreements. Total investment securities increased during the first quarter of 1998 by $4,545,000 or 3.2%.
     Total deposits increased $2,300,000 or .7% during the first quarter of 1998 and repurchase agreements increased $6,205,000 or 34.4% during the same period. Historically, deposits have been flat or down in the first quarter of the year. The increase in repurchase agreements reflects the trend by commercial accounts to earn higher rates on cash balances.
     During the first quarter of 1998, the Corporation declared a quarterly cash dividend of $.21 per share. This dividend was paid on March 27, 1998 to shareholders of record on March 13, 1998.
     On March 26, 1997 the Federal  Reserve Board  increased short term interest rates by 1/4% and the major money center banks followed by raising the prime rate by 1/4%. U.S. Treasury yields have declined almost 1% since March 1997 in response to the Asian financial crisis and due to low inflation.
     At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Company's independent non-employee Directors.

YEAR 2000 ISSUE

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The year 2000 problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. It is anticipated that all reprogramming and most testing will be completed by December 31,1998, allowing additional time for testing on reprogrammed systems. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transaction in the year 2000. An educational process is planned to assist and assure that major customers are year 2000 compliant.
     Based on a preliminary study, the Corporation expects to spend approximately $125,000 in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The amount expensed in first quarter 1998 was immaterial.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $4,564,000 for the first quarter of 1998 compared to $4,322,000 for the first quarter of 1997, an increase of 5.6%. The interest rate spread increased to 3.86% from 3.52% and the net yield on earning assets increased to 4.55% from 4.26% in the first quarter of 1998 compared to the first quarter of 1997, respectively. These increases were due to higher yields on loans and investments and lower yields on interest-bearing liabilities and because higher yielding loan balances rose while lower yielding investment balances declined. The percentage increase in the interest rate spread was higher than the percentage increase in net interest income and the net yield on earning assets because average interest earning assets declined $4,740,000 while interest-bearing liabilities only declined $1,658,000. Average shareholders' equity was down $2,169,000 in first quarter of 1998 compared to first quarter of 1997 due to the stock repurchase in second quarter 1997.


     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                            Interest
                                            Average Balance              Income/Expense             Yield/Rate
                                       ------------------------     ------------------------     ----------------

                                          1998          1997           1998          1997         1998      1997
                                       ----------    ----------     ----------    ----------     ------    ------
Loans:
  Commercial                            $ 69,975      $ 62,848       $  1,575      $  1,434       9.00%     9.13%
  Mortgage                               134,646       126,490          2,934         2,697       8.72      8.53
  Consumer                                51,720        51,656          1,243         1,231       9.61      9.53
                                        --------      --------       --------      --------
    Total loans                          256,341       240,994          5,752         5,362       8.98      8.90
                                        --------      --------       --------      --------

Investment securities:
  U. S. Government                        49,542        83,665            750         1,256       6.06      6.00
  Federal agencies                        63,210        52,343          1,022           850       6.47      6.50
  State and municipal                     21,914        21,784            404           405       7.37      7.44
  Other investments                        7,457         5,900            125           102       6.71      6.92
                                        --------      --------       --------      --------
    Total investment securities          142,123       163,692          2,301         2,613       6.48      6.39
                                        --------      --------       --------      --------

Federal funds sold and other               2,974         1,492             43            24       5.78      6.43
                                        --------      --------       --------      --------

   Total interest-earning assets         401,438       406,178          8,096         7,999       8.07      7.88
                                                                     --------      --------      ------    ------

Other non-earning assets                  24,650        24,255
                                        --------      --------

   Total assets                         $426,088      $430,433
                                        ========      ========
Interest-bearing deposits:
  Demand                                $ 51,580      $ 47,620            323           339       2.50      2.85
  Money market                            17,724        20,219            127           146       2.87      2.89
  Savings                                 68,062        70,380            499           528       2.93      3.00
  Time                                   174,663       181,290          2,314         2,462       5.30      5.43
                                        --------      --------       --------      --------

   Total  interest-bearing deposits      312,029       319,509          3,263         3,475       4.18      4.35

Federal funds purchased                      182         1,538              2            21       4.40      5.46
Repurchase agreements                     23,280        16,102            267           181       4.59      4.50
                                        --------      --------       --------      --------
   Total interest-bearing
     liabilities                         335,491       337,149          3,532         3,677       4.21      4.36
                                                                     --------      --------      ------    ------

Demand deposits                           37,861        38,162
Other liabilities                          2,336         2,553
Shareholders' equity                      50,400        52,569
                                        --------      --------
   Total liabilities and
     shareholders' equity               $426,088      $430,433
                                        ========      ========

Interest rate spread                                                                              3.86%     3.52%
                                                                                                 ======    ======

Net interest income                                                     4,564         4,322
                                                                     ========      ========

Taxable equivalent adjustment                                             125           123
                                                                     ========      ========

Net yield on earning assets                                                                       4.55%     4.26%
                                                                                                 ======    ======


ASSET QUALITY

     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Nonperforming assets declined from $778,000 at December 31, 1997 to $492,000 at March 31, 1998.
     Foreclosed properties of $385,000 at March 31,1998 and December 31, 1997 include two commercial real estate properties.
     Loans in a nonaccrual status at March 31, 1998 were $107,000 compared with $393,000 at December 31, 1997. Loans on accrual status and past due 90 or more at March 31, 1998 were $205,000 compared with $181,000 at December 31, 1997.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .1% at March 31, 1998 and .2% at December 31, 1997. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the quarter as a percentage of average loans declined to .02% in 1998 from .04% in the 1997 quarter. These charge-off ratios are low by industry standards.
     During the first quarter of 1998 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1998, if all such loans had been accruing interest at the original contractual rate, was $3,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.

PROVISION and RESERVE FOR LOAN LOSSES

     The provision for loan losses was $252,000 for the first quarter of 1998 and $243,000 for the first quarter of 1997. The reserve for loan losses totaled $3,465,000 at March 31, 1998 an increase of 5.7% over the $3,277,000 recorded at December 31, 1997. The ratio of reserves to loans, less unearned discount, was 1.34% at March 31, 1998 and 1.29% at December 31, 1997. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

     Non-interest income for the first quarter of 1998 was $896,000, an increase of 21.4% from the $738,000 reported in the first quarter of 1997. The major reasons for the 1998 first quarter growth in non-interest income were a 21.5% increase in trust and investment services to $519,000 due to growth in managed investment accounts and an increase in mortgage income of 300% to $104,000 due to increased origination and sale of fixed rate residential mortgage loans. Service charges on deposit fees were $187,000 for the first quarter of 1998, up 1.1% over the first quarter of 1997 while non-deposit fees and insurance commissions were up 114.8% to $58,000 due to increased non-customer ATM fees.

NON-INTEREST EXPENSE

     Non-interest expense for the first quarter of 1998 was $2,673,000, a 6.3% increase from the $2,515,000 reported for the same period last year. Salaries increased 2.4% from the same period last year to $1,206,000 in 1998 while pension and other employee benefits increased 5.9% to $287,000. Occupancy and equipment expense increased 25.9% due to new equipment, primarily related to technology. Core deposit intangible amortization of $112,000 and $113,000 for first quarter 1998 and 1997, respectively, represents the amortization of the premium paid for deposits acquired at Gretna in August 1995 and Yanceyville in 1996. Other non-interest expense increased .8% to $498,000 in the first quarter of 1998.

INCOME TAX PROVISION

     The income tax provision for the first quarter of 1998 was $749,000, an increase of $107,000 from the $642,000 reported a year earlier. The effective tax rate for the first quarter of 1998 was 31.1% compared to 29.5% for the first quarter of 1997.

CAPITAL MANAGEMENT

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 1998 the Corporation had a ratio of 17.0% for Tier I and a ratio of 18.2% for total capital. At December 31, 1997 and 1996 these ratios were 17.1% and 18.4%, respectively.
     A cash dividend of $.21 per share was paid on 3,051,733 shares of common stock outstanding on March 27, 1998 to shareholders of record March 13, 1998. This dividend totaled $641,000.

MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and it's impact on net interest income is the primary market risk exposure. The
Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31,1998 were not materially different from December 31, 1997.
     The Corporation's net liquid assets to net liabilities ratio was 26.9% at March 31, 1998 and 27.2% at December 31, 1997. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

                                       AMERICAN NATIONAL BANKSHARES INC.



                                       /s/ Charles H. Majors
                                       -------------------------------------
                                       Charles H. Majors
Date - May 11, 1998                    President and Chief Executive Officer



                                       /s/ T. Allen Liles
                                       ---------------------------------
                                       T. Allen Liles
                                       Senior Vice-President and
                                       Secretary-Treasurer
Date - May 11, 1998                    (Chief Financial Officer)