Form 10-Q
period 1998-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 1998-08-13
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD
              ENDED     June 30, 1998

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

The number of shares outstanding of the issuer's common stock as of August 4, 1998 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                       Page No.

  Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 1998
                  and December 31, 1997.......................................3

                Consolidated Statements of Income for the three months
                  ended June 30, 1998 and 1997................................4

                Consolidated Statements of Income for the six months
                  ended June 30, 1998 and 1997................................5


                Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1998 and 1997................................6

                Notes to Consolidated Financial Statements..................7-9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
                  and Results of Operations...............................10-16


Part II.   Other Information.................................................17

SIGNATURES ..................................................................17

EXHIBIT 10.1  Agreement between American National Bank and Trust Company and T. Allen Liles dated June 1, 1998..............18-21

EXHIBIT 27    Financial Data Schedule........................................22

                                 Consolidated Balance Sheets
                      American National Bankshares Inc. and Subsidiary
                                       (In Thousands)
                                         (Unaudited)
-----------------------------------------------------------------------------------------------
                                                                    June 30     December 31
                                                                      1998          1997
                                                                    --------    -----------
ASSETS
Cash and due from banks.............................................$ 13,043     $ 13,386
Interest-bearing deposits in other banks............................      80          366

 Investment securities:
   Securities available for sale (at market value)..................  84,352       82,466
   Securities held to maturity (market value of $61,685 at
      June 30, 1998 and $61,367 at December 31, 1997)...............  60,715       60,611
                                                                    ---------   -----------
        Total investment securities................................. 145,067      143,077
                                                                    ---------   -----------

Loans .............................................................. 260,455      254,793
   Less--
    Unearned income.................................................    (224)        (343)
    Reserve for loan losses.........................................  (3,637)      (3,277)
                                                                    ---------   -----------
        Net loans................................................... 256,594      251,173
                                                                    ---------   -----------

 Bank premises and equipment, at cost, less accumulated
    depreciation of $6,832 in 1998 and $6,350 in 1997...............   6,267        6,514
 Accrued interest receivable and other assets.......................   9,504        9,124
                                                                    ---------   -----------
        Total assets................................................$430,555     $423,640
                                                                    =========   ===========

 LIABILITIES and SHAREHOLDERS' EQUITY
 Liabilities:
  Demand deposits -- non-interest bearing...........................$ 39,880     $ 41,755
  Demand deposits -- interest bearing...............................  48,538       52,029
  Money market deposits.............................................  18,568       17,151
  Savings deposits..................................................  66,664       69,551
  Time deposits..................................................... 173,979      171,117
                                                                    ---------   -----------
        Total deposits.............................................. 347,629      351,603
                                                                    ----------  -----------

  Federal funds purchased...........................................       -        1,500
  Repurchase agreements.............................................  19,360       18,039
  Other borrowings..................................................   9,025            -
  Accrued interest payable and other liabilities....................   2,435        2,495
                                                                    ----------  -----------
        Total liabilities........................................... 378,449      373,637
                                                                    ----------  -----------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding...............................................       -            -
  Common stock, $1 par, 10,000,000 shares authorized,
     3,051,733 shares outstanding at June 30, 1998 and
     December 31, 1997..............................................   3,052        3,052
  Capital in excess of par value....................................   9,892        9,892
  Retained earnings.................................................  38,477       36,438
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale...........     685          621
                                                                    ----------  -----------
        Total shareholders' equity..................................  52,106       50,003
                                                                    ----------  -----------
        Total liabilities and shareholders' equity..................$430,555     $423,640
                                                                    ==========  ===========



 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                     Consolidated Statements of Income
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                     June 30
                                                                                ------------------
                                                                                  1998      1997
                                                                                 ------    ------
Interest Income:
  Interest and fees on loans....................................................$ 5,822    $ 5,609
  Interest on federal funds sold and other......................................     12         37
  Income on investment securities:
    U S Government..............................................................    698      1,010
    Federal agencies............................................................  1,141        843
    State and municipal.........................................................    303        282
    Other investments...........................................................    117        102
                                                                                -------    -------
      Total interest income.....................................................  8,093      7,883
                                                                                -------    -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    310        342
    Money market................................................................    135        140
    Savings.....................................................................    491        534
    Time........................................................................  2,330      2,401
  Interest on fed funds and repos ..............................................    267        202
  Interest on other borrowings..................................................     54          -
                                                                                -------    -------
    Total interest expense......................................................  3,587      3,619
                                                                                -------    -------
Net Interest Income.............................................................  4,506      4,264
Provision for Loan Losses.......................................................    223        257
                                                                                -------    -------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,283      4,007
                                                                                -------    -------
Non-Interest Income:
  Trust and investment services.................................................    548        470
  Service charges on deposit accounts...........................................    251        197
  Non-deposit fees and insurance commissions...................................      70         25
  Mortgage banking income.......................................................     89         55
  Other income..................................................................     22         36
                                                                                -------    -------
    Total non-interest income...................................................    980        783
                                                                                -------    -------
Non-Interest Expense:
  Salaries......................................................................  1,235      1,211
  Pension and other employee benefits...........................................    288        258
  Occupancy and equipment.......................................................    468        320
  Postage and printing..........................................................    108        114
  Core deposit intangible amortization .........................................    113        112
  Other.........................................................................    536        527
                                                                                -------    -------
    Total non-interest expense..................................................  2,748      2,542
                                                                                -------    -------
Income Before Income Tax Provision..............................................  2,515      2,248
Income Tax Provision............................................................    764        704
                                                                                -------    -------
Net Income......................................................................$ 1,751    $ 1,544
                                                                                =======    =======

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share
Basic........................................................................... $ .58      $ .48
Diluted......................................................................... $ .58      $ .48
-----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................3,051,733  3,199,599
Diluted.........................................................................3,052,505  3,199,599
-----------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     Consolidated Statements of Income
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                      June 30
                                                                                --------------------
                                                                                  1998        1997
                                                                                --------    --------
Interest Income:
  Interest and fees on loans....................................................$ 11,565    $ 10,961
  Interest on federal funds sold and other......................................      55          61
  Income on investment securities:
    U S Government..............................................................   1,448       2,266
    Federal agencies............................................................   2,163       1,693
    State and municipal.........................................................     591         574
    Other investments...........................................................     242         204
                                                                                --------    --------
      Total interest income.....................................................  16,064      15,759
                                                                                --------    --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................     633         681
    Money market................................................................     262         286
    Savings.....................................................................     990       1,062
    Time........................................................................   4,644       4,863
  Interest on fed funds purchased and repos.....................................     536         404
  Interest on other borrowings..................................................      54           -
                                                                                --------    --------
    Total interest expense......................................................   7,119       7,296
                                                                                --------    --------
Net Interest Income.............................................................   8,945       8,463
Provision for Loan Losses.......................................................     475         500
                                                                                --------    --------
Net Interest Income After Provision
  For Loan Losses...............................................................   8,470       7,963
                                                                                --------    --------
Non-Interest Income:
  Trust and investment services.................................................   1,067         897
  Service charges on deposit accounts...........................................     438         382
  Non-deposit fees and insurance commissions...................................      128          52
  Mortgage banking income.......................................................     193          81
  Other income..................................................................      50         109
                                                                                --------    --------
    Total non-interest income...................................................   1,876       1,521
                                                                                --------    --------
Non-Interest Expense:
  Salaries......................................................................   2,441       2,389
  Pension and other employee benefits...........................................     575         529
  Occupancy and equipment.......................................................     905         667
  Postage and printing..........................................................     241         226
  Core deposit intangible amortization .........................................     225         225
  Other.........................................................................   1,034       1,021
                                                                                --------    --------
    Total non-interest expense..................................................   5,421       5,057
                                                                                --------    --------
Income Before Income Tax Provision..............................................   4,925       4,427
Income Tax Provision............................................................   1,513       1,346
                                                                                --------    --------
Net Income......................................................................$  3,412    $  3,081
                                                                                ========    ========

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share
Basic...........................................................................  $1.12       $ .95
Diluted.........................................................................  $1.12       $ .95
-----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................3,051,733   3,239,477
Diluted.........................................................................3,053,845   3,239,477
-----------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     Consolidated Statements of Cash Flows
                                American National Bankshares Inc. and Subsidiary
                                                 (In Thousands)
                                                  (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                ---------------------
                                                                                       June 30
                                                                                  1998         1997
                                                                                --------     --------
Cash Flows from Operating Activities:
  Net income....................................................................$  3,412     $  3,081
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses...................................................     475          500
    Depreciation................................................................     482          326
    Core deposit intangible amortization........................................     225          225
    Net amortization (accretion) of premiums and discounts
      on investment securities..................................................     (40)         (27)
    Gain on sale of securities..................................................       -          (31)
    Deferred income taxes benefit...............................................    (181)        (157)
    (Increase) decrease in interest receivable..................................    (341)         183
    (Increase) decrease in other assets.........................................    (117)          50
    Decrease in interest payable................................................     (59)        (141)
    (Decrease) increase in other liabilities....................................      (1)         183
                                                                                ---------    ---------
      Net cash provided by operating activities.................................   3,855        4,192
                                                                                ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  15,488       36,174
  Purchases of securities available for sale.................................... (12,985)           -
  Purchases of securities held to maturity......................................  (4,355)           -
  Net increase in loans.........................................................  (5,896)     (16,903)
  Purchases of property and equipment...........................................    (235)        (416)
                                                                                ---------    ---------
    Net cash (used in) provided by investing activities.........................  (7,983)      18,855
                                                                                ---------    ---------

Cash Flows from Financing Activities:
  Net decrease in demand, money market,
    and savings deposits........................................................  (6,836)      (4,958)
  Net increase (decrease) in time deposits......................................   2,862       (6,063)
  Net decrease in federal funds purchased
    and repurchase agreements...................................................    (179)      (5,416)
  Net increase in borrowings....................................................   9,025            -
  Cash dividends paid...........................................................  (1,373)      (1,231)
  Repurchase of stock...........................................................       -       (6,240)
                                                                                ---------    ---------
    Net cash provided by (used in) financing activities.........................   3,499      (23,908)
                                                                                ---------    ---------

    Net (Decrease) Increase in Cash and Cash Equivalents........................    (629)        (861)

    Cash and Cash Equivalents at Beginning of Period............................  13,752       14,822
                                                                                ---------    ---------

    Cash and Cash Equivalents at End of Period..................................$ 13,123     $ 13,961
                                                                                =========    =========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,043     $ 13,816
    Interest-bearing deposits in other banks....................................      80          145
                                                                                ---------    ---------

                                                                                $ 13,123     $ 13,961
                                                                                =========    =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  7,129     $  7,437
  Income taxes paid.............................................................$  1,400     $  1,358


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 1998, the results of its operations and its cash flows for the three and six months then ended. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1997.

2.  Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     Trading account securities, of which none were held on June 30, 1998 and December 31, 1997, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income. The Bank's investment policy currently prohibits trading account securities.
     Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' equity at June 30, 1998 and December 31, 1997.

3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $60,000,000 with the Federal Home Loan Bank of Atlanta. Borrowings outstanding under this availability were $9,025,000 and $0, respectively, at June 30, 1998 and December 31, 1997.
     Commitments to extend credit, which amount to $63,389,000 at June 30, 1998 and $64,774,000 at December 31, 1997, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 1998 and December 31, 1997 the Bank had $1,056,000 and $1,500,000,
respectively, in outstanding standby letters of credit.

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

5.   New Accounting Pronouncements

     The corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"("SFAS No. 130"), during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and six months ended June 30, 1998:

                                                         June 30, 1998
                                                  Three Months      Six Months
  Net Income                                       $1,751,000       $3,412,000
  Unrealized holding gains arising during period
    (net of tax expense)                               35,000           64,000
                                                   ----------       ----------
  Total comprehensive income                       $1,786,000       $3,476,000

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

     In February, 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88, and 106.
This   Statement   revises employers' disclosures   about   pension  and  other
postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required.
     FASB No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation plans to adopt SFAS No. 132, as required, in 1998. Adoption is not expected to have a material impact on the Corporation.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS EARNINGS and CAPITAL

     The Corporation's net income for the first six months of 1998 was $3,412,000, an increase of 10.7% over the $3,081,0000 earned during the first half of 1997. On a basic and diluted per share basis, net income totaled $1.12 for the first six months of 1998, up 17.9% from $.95 in the 1997 period. On an annualized basis, return on average total assets was 1.59% for the first half of 1998 compared to 1.45% for the same period in 1997. Return on average common shareholders' equity increased to 13.40% for the first six months of 1998 from 12.00% for the first half of 1997.
     The Corporation's net income for the second quarter of 1998 was $1,751,000, an increase of 13.4% over the $1,544,0000 earned during the first quarter of 1997. On a basic and diluted per share basis, net income totaled $.58 for the quarter, up 20.8% from $.48 in 1997. On an annualized basis, return on average total assets was 1.62% for the second quarter of 1998 compared to 1.46% for the second quarter of 1997. Return on average common shareholders' equity increased to 13.60% in the first quarter of 1998 from 12.30% for the first quarter of 1997.
     The Corporation decreased shareholders' equity during the second quarter of 1997 with the repurchase of 228,065 shares of common stock for $6,278,000. The 7% reduction in outstanding shares of common stock during second quarter 1997 enhanced net income per share and return on equity for the first half and second quarter of 1998 compared to the same periods in 1997.
     The Corporation's growth in earnings resulted from three principal factors. First, net interest income improved $482,000, or 5.7% from a higher net interest spread in the first six months of 1998 compared to the first six months of 1997 (see discussion on NET INTEREST INCOME). Second, the 23.3% growth in noninterest income in the first six months of 1998 over the same period in 1997 demonstrates the continued success of the Corporation's expanded trust and investment services, higher service charges and ATM fees and an increase in fees from originating and selling fixed rate mortgage loans. Third, the Corporation has controlled noninterest expenses which have grown less in the first six months of 1998 than the combined growth in net interest income and noninterest income.

TRENDS and FUTURE EVENTS

     During the first six months of 1998, net loans increased $5,421,000 or 2.2%. The increase is the result of moderate loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded by borrowings from the Federal Home Loan Bank of Atlanta. Total investment securities increased during the first six months of 1998 by $1,990,000 or 1.4%.
     Total deposits decreased $3,974,000 or 1.1% during the first six months of 1998 and repurchase agreements increased $1,321,000 or 7.3% during the same period. Historically, deposits have been flat or down in the first six months of the year. The increase in repurchase agreements reflects the trend by commercial accounts to earn higher rates on cash balances.
     During the second quarter of 1998, the Corporation declared a quarterly cash dividend of $.24 per share which was an increase over the $.21 per share declared and in the first quarter of 1998. The second quarter dividend was paid on June 26, 1998 to shareholders of record on June 8, 1998.
     On March 26, 1997 the Federal Reserve Board increased short term interest rates by 1/4% and the major money center banks followed by raising the prime rate by 1/4%. U.S. Treasury yields have declined almost 1% since March 1997 in response to the Asian financial crisis and due to low inflation.

     At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Company's non-employee Directors.

YEAR 2000 ISSUE

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The year 2000 problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. It is anticipated that all reprogramming and most testing will be completed by December 31,1998, allowing additional time for testing on reprogrammed systems. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transaction in the year 2000. An educational process has been implemented to assist and assure that major customers are year 2000 compliant.
     Based on a preliminary study, the Corporation expects to spend approximately $125,000 in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The amount expensed in first six months of 1998 was immaterial.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $9,202,000 for the first six months of 1998 compared to $8,705,000 for the first six months of 1997, an increase of 5.7%. The interest rate spread increased to 3.85% from 3.59% and the net yield on earning assets increased to 4.55% from 4.32% in the first six months of 1998 compared to the first six months of 1997, respectively. These increases were due to higher yields on loans and investments and lower yields on interest-bearing liabilities and because higher yielding loan balances rose while lower yielding investment balances declined. The percentage increase in the interest rate spread was higher than the percentage increase in net interest income and the net yield on earning assets because average interest earning assets increased $1,683,000 while interest-bearing liabilities increased $2,801,000. Average shareholders' equity was down $442,000 in first half of 1998 compared to first half of 1997 due to the stock repurchase in second quarter 1997.
     Net interest income on a fully taxable equivalent ("FTE") basis was $4,638,000 in the second quarter of 1998 compared to $4,383,000 in the second quarter of 1997, an increase of 5.8%. The interest rate spread increased to 3.84% from 3.65% and the net yield on earning assets increased to 4.55% from 4.39% in the second quarter of 1998 compared to the second quarter of 1997, respectively.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first six months and second quarter of 1998 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

For six months ended June 30
                                                                      Interest
                                           Average Balance        Income/Expense           Yield/Rate
                                         -------------------    -------------------    -------------------
                                           1998       1997        1998       1997        1998       1997
                                         --------   --------    --------   --------    --------   --------
Loans:
  Commercial                             $ 72,554   $ 64,798    $  3,226   $  2,971      8.89%      9.17%
  Mortgage                                133,411    128,660       5,836      5,507      8.75       8.56
  Consumer                                 51,990     52,157       2,520      2,503      9.69       9.60
                                         --------   --------    --------   --------     ------     ------
   Total loans                            257,955    245,615      11,582     10,981      8.98       8.94
                                         --------   --------    --------   --------     ------     ------

Investment securities:
  U. S. Government                         47,727     75,484       1,448      2,266      6.07       6.00
  Federal agencies                         67,036     52,103       2,163      1,693      6.45       6.50
  State and municipal                      22,554     21,456         831        796      7.37       7.42
  Other investments                         7,209      5,892         242        204      6.71       6.92
                                         --------   --------    --------   --------     ------     ------
    Total investment securities           144,526    154,935       4,684      4,959      6.48       6.40
                                         --------   --------    --------   --------     ------     ------

Federal funds sold and other                1,983      2,231          55         61      5.55       5.47
                                         --------   --------    --------   --------     ------     ------


  Total interest-earning assets           404,464    402,781      16,321     16,001      8.07       7.95
                                                                --------   --------     ------     ------

Other non-earning assets                   24,422     23,522
                                         --------   --------

        Total assets                     $428,886   $426,303
                                         ========   ========

Interest-bearing deposits:
  Demand                                 $ 51,305   $ 47,607         633        681      2.47       2.86
  Money market                             18,147     19,656         262        286      2.89       2.91
  Savings                                  67,481     70,340         990      1,062      2.93       3.02
  Time                                    174,727    179,400       4,644      4,863      5.32       5.42
                                         --------   --------    --------   --------     ------     ------

    Total  interest-bearing deposits      311,660    317,003       6,529      6,892      4.19       4.35
Federal funds purchased                       379      1,297          11         36      5.80       5.55
Repurchase agreements                      23,213     16,056         525        368      4.52       4.58
Other borrowings                            1,905          -          54          -      5.67          -
                                         --------   --------    --------   --------     ------     ------
    Total interest-bearing
        liabilities                       337,157    334,356       7,119      7,296      4.22       4.36
                                                                --------   --------     ------     ------

Demand deposits                            38,156     37,724
Other liabilities                           2,650      2,858
Shareholders' equity                       50,923     51,365
                                         --------   --------
    Total liabilities and
      shareholders' equity               $428,886   $426,303
                                         ========   ========

Interest rate spread                                                                     3.85%      3.59%
                                                                                        ======     ======

Net interest income                                                9,202      8,705
                                                                ========   ========

Taxable equivalent adjustment                                        257        242
                                                                ========   ========

Net yield on earning assets                                                              4.55%      4.32%
                                                                                        ======     ======

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

For three months ended June 30
                                                                    Interest
                                           Average Balance        Income/Expense           Yield/Rate
                                         -------------------    -------------------    -------------------
                                           1998       1997        1998       1997        1998       1997
                                         --------   --------    --------   --------    --------   --------
Loans:
  Commercial                             $ 74,366   $ 67,044    $  1,651   $  1,537      8.88%      9.17%
  Mortgage                                132,961    130,491       2,902      2,810      8.73       8.61
  Consumer                                 52,219     52,661       1,277      1,272      9.78       9.66
                                         --------   --------    --------   --------     ------     ------
    Total loans                           259,546    250,196       5,830      5,619      8.98       8.98
                                         --------   --------    --------   --------     ------     ------

Investment securities:
  U. S. Government                         45,932     67,392         698      1,010      6.08       5.99
  Federal agencies                         70,819     51,866       1,141        843      6.44       6.50
  State and municipal                      23,186     21,132         427        391      7.37       7.40
  Other investments                         6,964      5,885         117        102      6.72       6.93
                                         --------   --------    --------   --------     ------     ------
    Total investment securities           146,901    146,275       2,383      2,346      6.49       6.42
                                         --------   --------    --------   --------     ------     ------

Federal funds sold and other                  884      2,584          12         37      5.43       5.73
                                         --------   --------    --------   --------     ------     ------

  Total interest-earning assets           407,331    399,055       8,225      8,002      8.08       8.02
                                                                --------   --------     ------     ------

Other non-earning assets                   24,412     23,167
                                         --------   --------
  Total assets                           $431,743   $422,222
                                         ========   ========

Interest-bearing deposits:
  Demand                                 $ 51,033   $ 47,593         310        342      2.43       2.87
  Money market                             18,566     19,098         135        140      2.91       2.93
  Savings                                  66,907     70,300         491        534      2.94       3.04
  Time                                    174,790    177,198        2,330     2,401      5.33       5.42
                                         --------   --------    ---------  --------     ------     ------
    Total  interest-bearing deposits      311,296    314,189        3,266     3,417      4.20       4.35

Federal funds purchased                       574      1,058            9        15      6.27       5.67
Repurchase agreements                      23,148     16,010          258       187      4.46       4.67
Other borrowings                            3,860          -           54         -      5.60          -
                                         --------   --------    ---------  --------     ------     ------
  Total interest-bearing
    liabilities                           338,878    331,257        3,587     3,619      4.23       4.37
                                                                ---------  --------     ------     ------

Demand deposits                            38,545     37,290
Other liabilities                           2,835      3,458
Shareholders' equity                       51,485     50,217
                                         --------   --------
  Total liabilities and
    shareholders' equity                 $431,743   $422,222
                                         ========   ========

Interest rate spread                                                                     3.84%      3.65%
                                                                                        ======     ======

Net interest income                                                 4,638     4,383
                                                                =========  ========

Taxable equivalent adjustment                                         132       119
                                                                =========  ========

Net yield on earning assets                                                              4.55%      4.39%
                                                                                        ======     ======


ASSET QUALITY

     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Nonperforming assets declined from $778,000 at December 31, 1997 to $484,000 at June 30, 1998.
     Foreclosed properties of $385,000 at June 30,1998 and December 31, 1997 include two commercial real estate properties.
     Loans in a nonaccrual status at June 30, 1998 were $99,000 compared with $393,000 at December 31, 1997. Loans on accrual status and past due 90 or more at June 30, 1998 were $38,000 compared with $181,000 at December 31, 1997.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .1% at June 30, 1998 and .2% at December 31, 1997. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first six months of 1998 as a percentage of average loans declined to .04 % in 1998 from .06 % in the first half of 1997. These charge-off ratios are low by industry standards.
     During the first six months of 1998 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at June 30, 1998, if all such loans had been accruing interest at the original contractual rate, was $5,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.


PROVISION and RESERVE FOR LOAN LOSSES

     The provision for loan losses was $475,000 for the first half and $223,000 for the second quarter of 1998 versus $500,000 and $257,000, respectively, for the 1997 periods. The reserve for loan losses totaled $3,637,000 at June 30, 1998 an increase of 11.0% over the $3,277,000 recorded at December 31, 1997. The ratio of reserves to loans, less unearned discount, was 1.40% at June 30, 1998 and 1.29% at December 31, 1997. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

     Non-interest income for the first six months of 1998 was $1,876,000, an increase of 23.3% from the $1,521,000 reported in the first six months of 1997. The major reasons for the 1998 first half growth in non-interest income were a 19.0% increase in trust and investment services to $1,067,000 due to growth in managed investment accounts and an increase in mortgage banking income of 138.3% to $193,000 due to increased origination and sale of fixed rate residential mortgage loans. Service charges on deposit accounts were $438,000 for the first six months of 1998, up 14.7% over the first half of 1997 while non-deposit fees and insurance commissions were up 146.2% to $128,000 due primarily to increased non-customer ATM fees.
     Non-interest income for the second quarter of 1998 was $980,000, an increase of 25.2% from the $783,000 reported in the second quarter of 1997. The major reasons for the 1998 second quarter growth in non-interest income were a 16.6% increase in trust and investment services to $548,000 due to growth in managed investment accounts and an increase in mortgage banking income of 61.8% to $89,000 due to increased origination and sale of fixed rate residential mortgage loans. Service charges on deposit fees were $251,000 for the second quarter of 1998, up 27.4% over the second quarter of 1997 while non-deposit fees and insurance commissions were up 180.0% to $70,000 due largely to increased non-customer ATM fees.

NON-INTEREST EXPENSE

     Non-interest expense for the first six months of 1998 was $5,421,000, a 7.2% increase from the $5,057,000 reported for the same period last year. Salaries increased 2.2% from the same period last year to $2,441,000 in 1998 while pension and other employee benefits increased 8.7% to $575,000, largely from increased medical insurance. Occupancy and equipment expense increased 35.7% to $905,000 due to depreciation and maintenance on new technology equipment and increased license fees on existing equipment. Core deposit intangible amortization of $225,000 for the first half of 1998 and 1997 represents the amortization of the premium paid for deposits acquired at Gretna in August 1995 and Yanceyville in 1996. Other non-interest expense increased 1.3% to $1,034,000 in the first half of 1998.
     Non-interest expense for the second quarter of 1998 was $2,748,000, a 8.1% increase from the $2,542,000 reported for the same period last year. Salaries increased 2.0% from the same period last year to $1,235,000 for the first six months of 1998 while pension and other employee benefits increased 11.6% to $288,000. Occupancy and equipment expense increased 46.3% due to new equipment and higher license fees, primarily related to technology. Other non-interest expense increased 1.7% to $536,000 in the second quarter of 1998 from the same prior year period.

INCOME TAX PROVISION

     The income tax provision for the first six months of 1998 was $1,513,000, an increase of $167,000 from the $1,346,000 reported a year earlier. The effective tax rate for the first six months of 1998 was 30.7% compared to 30.4% for the first half of 1997.

CAPITAL MANAGEMENT

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 1998 the Corporation had a ratio of 17.4% for Tier I and a ratio of 18.7% for total capital. At December 31, 1997 and 1996 these ratios were 17.1% and 18.4%, respectively. A cash dividend of $.24 per share was paid on 3,051,733 shares of common stock outstanding on June 26, 1998 to shareholders of record June 8, 1998. This dividend totaled $732,400.

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

     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30,1998 were not materially different from December 31, 1997.
     The Corporation's net liquid assets to net liabilities ratio was 25.2% at June 30, 1998 and 27.2% at December 31, 1997. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

PART II
                                OTHER INFORMATION

Item:
  1.  Legal Proceedings
        None

  2.  Changes in securities
        None

  3.  Defaults upon senior securities
        None

  4.  Results of votes of security holders
        None

  5.  Other information
        None

  6.  Exhibits and Reports on Form 8-K

        (a) Exhibit 10.1 - Agreement between American National Bank and Trust
                           Company and T. Allen Liles dated June 1, 1998.

        (b) Exhibit 27   - Financial Data Schedule



                                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 AMERICAN NATIONAL BANKSHARES INC.



                                 /s/ Charles H. Majors
                                 ---------------------------------
                                 Charles H. Majors
Date - June 13, 1998             President and Chief Executive Officer



                                 /s/ T. Allen Liles
                                 ---------------------------------
                                 T. Allen Liles
                                 Senior Vice-President and
Date - June 13, 1998             Secretary-Treasurer (Chief Financial Officer)