Form 10-Q
period 1998-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 1998-11-12
CIK 741516

This is a conforming paper copy pursuant to Rule # 901(d) of Regulation S-T.


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD
            ENDED     September 30, 1998

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

The number of shares outstanding of the issuer's common stock as of November 4, 1998 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                       Page No.

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 1998
               and December 31, 1997..........................................3

             Consolidated Statements of Income for the three months
               ended September 30, 1998 and 1997..............................4

             Consolidated Statements of Income for the nine months
               ended September 30, 1998 and 1997..............................5


             Consolidated Statements of Cash Flows for the six months
               ended September 30, 1998 and 1997..............................6

             Notes to Consolidated Financial Statements.....................7-9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations....................................10-16


Part II.   Other Information.................................................17

SIGNATURES ..................................................................17

EXHIBITS - Financial Data Schedule...........................................18

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
                                                                                     September 30    December 31
                                                                                        1998             1997
                                                                                     ------------    -----------
ASSETS
Cash and due from banks..............................................................$ 12,538         $ 13,386
Interest-bearing deposits in other banks.............................................  16,431              366

 Investment securities:
   Securities available for sale (at market value)...................................  89,152           82,466
   Securities held to maturity (market value of $64,838 at
      September 30, 1998 and $61,367 at December 31, 1997)...........................  63,258           60,611
                                                                                     ---------        ---------
        Total investment securities.................................................. 152,410          143,077
                                                                                     ---------        ---------

Loans ............................................................................... 264,980          254,793
   Less--
    Unearned income..................................................................    (184)            (343)
    Reserve for loan losses..........................................................  (3,739)          (3,277)
                                                                                     ---------        ---------
        Net loans.................................................................... 261,057          251,173
                                                                                     ---------        ---------

 Bank premises and equipment, at cost, less accumulated
    depreciation of $6,992 in 1998 and $6,350 in 1997................................   6,676            6,514
 Accrued interest receivable and other assets........................................   9,076            9,124
                                                                                     ---------        ---------
        Total assets.................................................................$458,188         $423,640
                                                                                     =========        =========

 LIABILITIES and SHAREHOLDERS' EQUITY
 Liabilities:
  Demand deposits -- non-interest bearing............................................$ 45,360         $ 41,755
  Demand deposits -- interest bearing................................................  50,178           52,029
  Money market deposits..............................................................  19,957           17,151
  Savings deposits...................................................................  68,118           69,551
  Time deposits...................................................................... 174,314          171,117
                                                                                     ---------        ---------
        Total deposits............................................................... 357,927          351,603
                                                                                     ---------        ---------

  Federal funds purchased............................................................       -            1,500
  Repurchase agreements..............................................................  30,427           18,039
  Other borrowings...................................................................  13,000                -
  Accrued interest payable and other liabilities.....................................   2,978            2,495
                                                                                     ---------        ---------
        Total liabilities............................................................ 404,332          373,637
                                                                                     ---------        ---------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding................................................................       -                -
  Common stock, $1 par, 10,000,000 shares authorized,
     3,051,733 shares outstanding at September 30, 1998 and
     December 31, 1997...............................................................   3,052            3,052
  Capital in excess of par value.....................................................   9,892            9,892
  Retained earnings..................................................................  39,572           36,438
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale............................   1,340              621
                                                                                     ---------        ---------
        Total shareholders' equity...................................................  53,856           50,003
                                                                                     ---------        ---------
        Total liabilities and shareholders' equity...................................$458,188         $423,640
                                                                                     =========        =========


  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
                                                                               Three Months Ended
                                                                                  September 30
                                                                               ------------------
                                                                                1998        1997
                                                                               ------      ------
Interest Income:
  Interest and fees on loans...................................................$5,898      $5,755
  Interest on federal funds sold and other.....................................    94          53
  Income on investment securities:
    U S Government.............................................................   629         893
    Federal agencies........................................................... 1,169         836
    State and municipal........................................................   342         276
    Other investments..........................................................   112         103
                                                                               ------      ------
      Total interest income.................................................... 8,244       7,916
                                                                               ------      ------
Interest Expense:
  Interest on deposits:
    Demand.....................................................................   295         354
    Money market...............................................................   145         140
    Savings....................................................................   499         538
    Time....................................................................... 2,337       2,383
  Interest on fed funds and repos .............................................   278         214
  Interest on other borrowings.................................................   148           -
                                                                               ------      ------
    Total interest expense..................................................... 3,702       3,629
                                                                               ------      ------
Net Interest Income............................................................ 4,542       4,287
Provision for Loan Losses......................................................   203         262
                                                                               ------      ------
Net Interest Income After Provision
  For Loan Losses.............................................................. 4,339       4,025
                                                                               ------      ------
Non-Interest Income:
  Trust and investment services................................................   513         507
  Service charges on deposit accounts..........................................   243         204
  Non-deposit fees and insurance commissions...................................    83          41
  Mortgage banking income......................................................   109          62
  Other income.................................................................    41          21
                                                                               ------      ------
    Total non-interest income..................................................   989         835
                                                                               ------      ------
Non-Interest Expense:
  Salaries..................................................................... 1,319       1,177
  Pension and other employee benefits..........................................   279         273
  Occupancy and equipment......................................................   367         359
  Postage and printing.........................................................    99          97
  Core deposit intangible amortization ........................................   112         113
  Other........................................................................   516         447
                                                                               ------      ------
    Total non-interest expense................................................. 2,692       2,466
                                                                               ------      ------
Income Before Income Tax Provision............................................. 2,636       2,394
Income Tax Provision...........................................................   809         749
                                                                               ------      ------
Net Income.....................................................................$1,827      $1,645
                                                                               ======      ======

Net Income Per Common Share
Basic..........................................................................$ .60        $ .54
Diluted........................................................................$ .60        $ .54

Average Common Shares Outstanding
Basic......................................................................3,051,733    3,051,733
Diluted....................................................................3,052,257    3,051,733


The accompanying notes to consolidated financial statements are an integral part of these statements.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
                                                                                Nine Months Ended
                                                                                  September 30
                                                                               ---------------------
                                                                                 1998          1997
                                                                               -------       -------
Interest Income:
   Interest and fees on loans..................................................$17,463       $16,716
   Interest on federal funds sold and other....................................    149           114
   Income on investment securities:
     U S Government............................................................  2,077         3,159
     Federal agencies..........................................................  3,332         2,529
     State and municipal.......................................................    933           850
     Other investments.........................................................    354           307
                                                                               -------       -------
      Total interest income.................................................... 24,308        23,675
                                                                               -------       -------
 Interest Expense:
   Interest on deposits:
     Demand....................................................................    928         1,035
     Money market..............................................................    407           426
     Savings...................................................................  1,489         1,600
     Time......................................................................  6,981         7,246
  Interest on fed funds purchased and repos....................................    814           618
  Interest on other borrowings.................................................    202             -
                                                                               -------       -------
      Total interest expense................................................... 10,821        10,925
                                                                               -------       -------
Net Interest Income............................................................ 13,487        12,750
Provision for Loan Losses......................................................    678           762
                                                                               -------       -------
 Net Interest Income After Provision
   For Loan Losses............................................................. 12,809        11,988
                                                                               -------       -------
 Non-Interest Income:
  Trust and investment services................................................  1,580         1,404
  Service charges on deposit accounts..........................................    681           586
  Non-deposit fees and insurance commissions...................................    211            93
  Mortgage banking income......................................................    302           143
  Other income.................................................................     91           130
                                                                               -------       -------
      Total non-interest income................................................  2,865         2,356
                                                                               -------       -------
 Non-Interest Expense:
  Salaries.....................................................................  3,760         3,566
  Pension and other employee benefits..........................................    854           802
  Occupancy and equipment......................................................  1,272         1,026
  Postage and printing.........................................................    340           323
  Core deposit intangible amortization ........................................    337           338
  Other........................................................................  1,550         1,468
                                                                               -------       -------
      Total non-interest expense...............................................  8,113         7,523
                                                                               -------       -------
Income Before Income Tax Provision.............................................  7,561         6,821
Income Tax Provision...........................................................  2,322         2,095
                                                                               -------       -------
Net Income.....................................................................$ 5,239       $ 4,726
                                                                               =======       =======

Net Income Per Common Share
Basic..........................................................................$  1.72       $  1.49
Diluted........................................................................$  1.72       $  1.49

Average Common Shares Outstanding
Basic........................................................................3,051,733     3,176,208
Diluted......................................................................3,052,645     3,176,208


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   Consolidated Statements of Cash Flows
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                (Unaudited)
                                                                                Nine Months Ended
                                                                                  September 30
                                                                               --------------------
                                                                                 1998         1997
                                                                               -------      -------

Cash Flows from Operating Activities:
  Net income...................................................................$ 5,239      $ 4,726

  Adjustments to reconcile net income to net cash provided by operating activities:

      Provision for loan losses................................................    678          762

      Depreciation.............................................................    643          495

      Core deposit intangible amortization.....................................    337          338

      Net amortization (accretion) of premiums and discounts
        on investment securities...............................................    (46)         (38)

      Gain on sale of securities...............................................      -          (31)

      Deferred income taxes benefit............................................   (248)        (210)

      (Increase) decrease in interest receivable...............................   (398)         152

      Increase in other assets.................................................    (14)         (21)

      Increase (decrease) in interest payable..................................     35         (225)

      Increase in other liabilities............................................    448          569

      Net cash provided by operating activities................................  6,674        6,517

Cash Flows from Investing Activities:

  Proceeds from maturities, calls, and sales of securities .................... 28,918       41,855

  Purchases of securities available for sale...................................(28,491)      (3,000)

  Purchases of securities held to maturity..................................... (8,624)           -

  Net increase in loans........................................................(10,562)     (17,384)

  Purchases of property and equipment..........................................   (805)        (536)

  Net cash (used in) provided by investing activities..........................(19,564)      20,935

Cash Flows from Financing Activities:

  Net increase in demand, money market,
    and savings deposits.......................................................  3,127        2,473

  Net increase (decrease) in time deposits.....................................  3,197       (8,083)

  Net increase (decrease) in federal funds purchased
    and repurchase agreements.................................................. 10,888       (6,032)

  Net increase in borrowings................................................... 13,000            -

  Cash dividends paid.......................................................... (2,105)      (1,871)

  Repurchase of stock..........................................................      -       (6,240)

  Net cash provided by (used in) financing activities.......................... 28,107      (19,753)

  Net Increase in Cash and Cash Equivalents.................................... 15,217        7,699

  Cash and Cash Equivalents at Beginning of Period............................. 13,752       14,822

  Cash and Cash Equivalents at End of Period...................................$28,969      $22,521


Supplemental Schedule of Cash and Cash Equivalents:

  Cash:

    Cash and due from banks....................................................$12,538      $16,022

    Interest-bearing deposits in other banks................................... 16,431          699

    Federal funds sold.........................................................      -        5,800
                                                                               --------     --------
                                                                               $28,969      $22,521
                                                                               ========     ========


Supplemental Disclosure of Cash Flow Information:
  Interest paid................................................................$10,786      $11,150
  Income taxes paid............................................................$ 2,150      $ 2,151


The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 1998, the results of its operations and its cash flows for the three and nine months then ended. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to Shareholders for 1997.

2.  Investment Securities

     The Bank classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     Trading account securities, of which none were held on September 30, 1998 and December 31, 1997, are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in non-interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in non-interest income. The Bank's investment policy currently prohibits trading account securities.
     Management determines the appropriate classification of securities at the time of purchase. Securities classified as held for investment are those securities that management intends to hold to maturity, subject to continued credit-worthiness of the issuer, and that the Bank has the ability to hold on a long-term basis. Accordingly, these securities are stated at cost, adjusted for amortization of premium and accretion of discount on the level yield method. Securities designated as available for sale have been adjusted to their respective market values and a corresponding adjustment made to shareholders' equity at September 30, 1998 and December 31, 1997.

3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $60,000,000 with the Federal Home Loan Bank of Atlanta. Borrowings outstanding under this availability were $13,000,000 and none, respectively, at September 30, 1998 and December 31, 1997.
     Commitments to extend credit, which amount to $72,057,000 at September 30, 1998 and $64,774,000 at December 31, 1997, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 1998 and December 31, 1997 the Bank had $1,080,000 and $1,500,000,
respectively, outstanding in standby letters of credit.

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

5.   New Accounting Pronouncements

     The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and nine months ended September 30, 1998:

                                                         September 30, 1998
                                                      Three Months  Nine Months
     Net Income                                        $1,827,000    $5,239,000
     Unrealized holding gains arising during period
       (net of tax expense)                               655,000       719,000
                                                       __________    __________
     Total comprehensive income                        $1,786,000    $5,958,000

     The Financial Accounting Standards Board ("FASB") also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in September 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. This Statement is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year following initial adoption. Once adopted, however, comparative prior period information is required. The Corporation is evaluating the Statement and plans to adopt as required in 1998. Adoption is not expected to have a material impact on the Corporation.
     In February, 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required. FASB No. 132 is effective for fiscal years beginning after December 15, 1997. The Corporation plans to adopt SFAS No. 132, as required, in 1998. Adoption is not expected to have a material impact on the Corporation.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The Statement specifies that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15,1999, and cannot be applied retroactively. Adoption is not expected to have a material impact on the Corporation.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL

     The Corporation's net income for the first nine months of 1998 was $5,239,000, an increase of 10.9% over the $4,726,000 earned during the first nine months of 1997. On a basic and diluted per share basis, net income totaled $1.72 for the first nine months of 1998, up 15.4% from $1.49 in the 1997 period. On an annualized basis, return on average total assets was 1.61% for the first nine months of 1998 compared to 1.48% for the same period in 1997. Return on average common shareholders' equity increased to 13.57% for the first nine months of 1998 from 12.53% for the first nine months of 1997.
     The Corporation's net income for the third quarter of 1998 was $1,827,000, an increase of 11.1% over the $1,645,000 earned during the third quarter of 1997. On a basic and diluted per share basis, net income totaled $.60 for the quarter, up 11.1% from $.54 in 1997. On an annualized basis, return on average total assets was 1.65% for the third quarter of 1998 compared to 1.57% for the third quarter of 1997. Return on average common shareholders' equity increased to 13.91% in the third quarter of 1998 from 13.66% for the third quarter of 1997.
     The Corporation decreased shareholders' equity during the second quarter of 1997 with the repurchase of 228,065 shares of common stock for $6,278,000. The 7% reduction in outstanding shares of common stock during second quarter 1997 enhanced net income per share and return on equity for the first nine months of 1998 compared to the same periods in 1997.
     The Corporation's growth in earnings resulted from three principal factors. First, net interest income improved $737,000, or 5.8%, from a higher net interest spread in the first nine months of 1998 compared to the first nine months of 1997 (see discussion on NET INTEREST INCOME). Second, the 21.6% growth in noninterest income in the first nine months of 1998 over the same period in 1997 demonstrates the continued success of the Corporation's expanded trust and investment services, higher service charges and ATM fees and an increase in fees from originating and selling fixed rate mortgage loans. Third, the Corporation has controlled noninterest expenses which have grown less in the first nine months of 1998 than the combined growth in net interest income and noninterest income.

TRENDS and FUTURE EVENTS

     During the first nine months of 1998, net loans increased $9,884,000 or 3.9%. The increase is the result of moderate loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded by deposit growth, additional repurchase agreements and other borrowings. Total investment securities and interest-bearing deposits in other banks increased during the first nine months of 1998 by $25,398,000 or 17.7%.
     Total deposits increased $6,324,000 or 1.8% during the first nine months of 1998 and repurchase agreements increased $12,388,000 or 68.7% during the same period. Deposits were down $5,610,000, or 1.5%, and repurchase agreements were up $2,393,000, or 15.9%, during the first nine months of 1997. The increase in repurchase agreements reflects the trend by commercial accounts to earn higher rates on cash balances.
     During the third quarter of 1998, the Corporation declared a quarterly cash dividend of $.24 per share, the same as the second quarter of 1998, but an increase over the $.21 per share declared in the third quarter of 1997. The third quarter dividend was paid on September 25, 1998 to shareholders of record on September 11, 1998.

     On September 29, 1998 the Federal Reserve Board decreased short term interest rates by cutting federal funds by 1/4% and the major money center banks followed by lowering the prime rate by 1/4%. On October 15, 1998 the Federal Reserve decreased short term rates again by cutting federal funds and the discount rate by 1/4%, and major money center banks followed by lowering the prime rate by 1/4%. U.S. Treasury yields had already preceded the Federal Reserve action by declining more than 1% since June 1998 in response to the global financial crisis, losses in hedge funds and low inflation. The Federal Reserve action in lowering interest rate was designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis.
     At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Company's non-employee Directors.

YEAR 2000 ISSUE

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The year 2000 problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 compliance. It is anticipated that all reprogramming and testing will be completed by March 31,1999, allowing additional time for testing on reprogrammed systems. To date, successful Year 2000 testing has been completed by most of the Corporation's mission critical vendors, and the Corporation has tested many of these mission critical systems. An educational process has been implemented to assist and assure that major customers are year 2000 compliant.
     Based on a preliminary study, the Corporation expects to spend approximately $125,000 in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The amount expensed in the first nine months of 1998 was immaterial.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $13,896,000 for the first nine months of 1998 compared to $13,109,000 for the first nine months of 1997, an increase of 6.0%. The interest rate spread increased to 3.79% from 3.60% and the net yield on earning assets increased to 4.50% from 4.34% in the first nine months of 1998 compared to the first nine months of 1997, respectively. These increases were due to higher yielding interest-earning assets and lower paying interest-bearing liabilities and because higher yielding average loan balances rose while lower yielding average investment balances declined.
     Net interest income on a fully taxable equivalent ("FTE") basis was $4,694,000 in the third quarter of 1998 compared to $4,404,000 in the third quarter of 1997, an increase of 6.6%. The interest rate spread increased to 3.72% from 3.69% and the net yield on earning assets increased to 4.45% from 4.41% in the third quarter of 1998 compared to the third quarter of 1997, respectively.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first nine months and third quarter of 1998 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                    Interest
                                         Average Balance         Income/Expense        Yield/Rate
For nine months ended Sept 30
                                         1998       1997         1998      1997       1998    1997
                                       --------   --------     -------   -------     ------  ------
Loans:
  Commercial                           $ 74,411   $ 65,150     $ 4,967   $ 4,482      8.92%   9.20%
  Mortgage                              132,798    130,210       8,682     8,437      8.72    8.64
  Consumer                               52,510     52,742       3,839     3,826      9.77    9.70
                                       --------   --------     -------   -------     ------  ------
    Total loans                         259,719    248,102      17,488    16,745      8.99    9.01
                                       --------   --------     -------   -------     ------  ------
Investment securities:
    U. S. Government                     45,632     70,253       2,077     3,159      6.00    5.93
    Federal agencies                     69,052     51,922       3,332     2,529      6.36    6.42
    State and municipal                  24,022     21,252       1,317     1,180      7.23    7.32
    Other investments                     7,005      5,861         354       307      6.66    6.91
                                       --------   --------     -------   -------     ------  ------
      Total investment securities       145,711    149,288       7,080     7,175      6.41    6.34
                                       --------   --------     -------   -------     ------  ------
Federal funds sold and other              3,597      2,780         149       114      5.46    5.41
                                       --------   --------     -------   -------     ------  ------
  Total interest-earning assets         409,027    400,170      24,717    24,034      8.04    7.99
                                       --------   --------     -------   -------     ------  ------
Other non-earning assets                 24,485     24,199
                                       --------   --------
  Total assets                         $433,512   $424,369
                                       ========   ========
Interest-bearing deposits:
  Demand                               $ 50,551   $ 48,003         928     1,035      2.45    2.88
  Money market                           18,616     19,408         407       426      2.92    2.93
  Savings                                67,382     70,201       1,489     1,600      2.95    3.05
  Time                                  174,652    177,809       6,981     7,246      5.34    5.45
                                       --------   --------     -------   -------     ------  ------
    Total  interest-bearing deposits    311,201    315,421       9,805    10,307      4.21    4.37
Federal funds purchased                     251        941          11        40      5.78    5.61
Repurchase agreements                    23,785     16,570         803       578      4.51    4.66
Other borrowings                          4,964          -         202         -      5.37       -
                                       --------   --------     -------   -------     ------  ------
  Total interest-bearing
    liabilities                         340,201    332,932      10,821    10,925      4.25    4.39
                                                               -------   -------     ------  ------
Demand deposits                          39,007     38,384
Other liabilities                         2,834      2,743
Shareholders' equity                     51,470     50,310
                                       --------   --------
  Total liabilities and
    shareholders' equity               $433,512   $424,369
                                       ========   ========
Interest rate spread                                                                  3.79%   3.60%
                                                                                     ======  ======

Net interest income                                             13,896    13,109
                                                               =======   =======

Taxable equivalent adjustment                                      409       359
                                                               =======   =======

Net yield on earning assets                                                           4.50%   4.34%
                                                                                     ======  ======

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                    Interest
                                         Average Balance         Income/Expense        Yield/Rate
For three months ended Sept 30
                                         1998       1997         1998      1997       1998    1997
                                       --------   --------     -------   -------     ------  ------
Loans:
  Commercial                           $ 78,094   $ 64,708     $ 1,741   $ 1,511      8.84%   9.26%
  Mortgage                              131,591    135,138       2,846     2,930      8.65    8.67
  Consumer                               53,532     53,856       1,319     1,323      9.78    9.75
                                       --------   --------     -------   -------     ------  ------
      Total loans                       263,217    253,702       5,906     5,764      8.94    9.05

Investment securities:
    U. S. Government                     41,509     59,963         629       893      5.93    5.83
    Federal agencies                     73,018     51,565       1,169       836      6.26    6.34
    State and municipal                  26,912     20,851         486       384      7.07    7.21
    Other investments                     6,603      5,848         112       103      6.64    6.89
                                       --------   --------     -------   -------     ------  ------
      Total investment securities       148,042    138,227       2,396     2,216      6.33    6.27
                                       --------   --------     -------   -------     ------  ------
Federal funds sold and other              6,771      3,856          94        53      5.43    5.38
                                       --------   --------     -------   -------     ------  ------
  Total interest-earning assets         418,030    395,785       8,396     8,033      7.96    8.05
                                                               -------   -------     ------  ------
Other non-earning assets                 24,581     24,776
                                       --------   --------
        Total assets                   $442,611   $420,561
                                       ========   ========

Interest-bearing deposits:
  Demand                               $ 49,069   $ 48,782         295       354      2.39    2.88
  Money market                           19,538     18,922         145       140      2.94    2.94
  Savings                                67,186     69,928         499       538      2.95    3.05
  Time                                  174,504    174,679       2,337     2,383      5.31    5.41
                                       --------   --------     -------   -------     ------  ------
  Total  interest-bearing deposits      310,297    312,311       3,276     3,415      4.19    4.34
Federal funds purchased                       -        243           -         4         -    6.44
Repurchase agreements                    24,912     17,583         278       210      4.43    4.74
Other borrowings                         10,985          -         148         -      5.27       -
                                       --------   --------     -------   -------     ------  ------
  Total interest-bearing
    liabilities                         346,194    330,137       3,702     3,629      4.24    4.36
                                                               -------   -------     ------  ------
Demand deposits                          40,565     39,681
Other liabilities                         3,276      2,546
Shareholders' equity                     52,576     48,197
                                       --------   --------
  Total liabilities and
    shareholders' equity               $442,611   $420,561
                                       ========   ========

Interest rate spread                                                                  3.72%   3.69%
                                                                                     ======  ======

Net interest income                                              4,694     4,404
                                                               =======   =======

Taxable equivalent adjustment                                      152       117
                                                               =======   =======

Net yield on earning assets                                                           4.45%   4.41%
                                                                                     ======  ======

ASSET QUALITY

     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Nonperforming assets declined from $778,000 at December 31, 1997 to $659,000 at September 30, 1998.
     Foreclosed properties of $385,000 at September 30,1998 and December 31, 1997 include two commercial real estate properties.
     Loans in a nonaccrual status at September 30, 1998 were $274,000 compared with $393,000 at December 31, 1997. Loans on accrual status and past due 90 or more at September 30, 1998 were $256,000 compared with $181,000 at December 31, 1997.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .2% at September 30, 1998 and .2% at December 31, 1997. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first nine months of 1998 as a percentage of average loans declined to .08 % in 1998 from .11 % in the first nine months of 1997. These charge-off ratios are low by industry standards.
     During the first nine months of 1998 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at September 30, 1998, if all such loans had been accruing interest at the original contractual rate, was $12,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.

PROVISION and RESERVE FOR LOAN LOSSES

     The provision for loan losses was $678,000 for the first nine months and $203,000 for the third quarter of 1998 versus $762,000 and $262,000, respectively, for the 1997 periods. The reserve for loan losses totaled $3,739,000 at September 30, 1998 an increase of 14.1% over the $3,277,000 recorded at December 31, 1997. The ratio of reserves to loans, less unearned discount, was 1.41% at September 30, 1998 and 1.29% at December 31, 1997. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

     Non-interest income for the first nine months of 1998 was $2,865,000, an increase of 21.6% from the $2,356,000 reported in the first nine months of 1997. The major reasons for the 1998 first nine months growth in non-interest income were a 12.5% increase in trust and investment services to $1,580,000 due to growth in managed investment accounts and an increase in mortgage banking income of 111.2% to $302,000 due to increased origination and sale of fixed rate residential mortgage loans. Service charges on deposit accounts were $681,000 for the first nine months of 1998, up 16.2% over the first nine months of 1997 while non-deposit fees and insurance commissions were up 126.9% to $211,000 due primarily to increased non-customer ATM fees.
     Non-interest income for the third quarter of 1998 was $989,000, an increase of 18.4% from the $835,000 reported in the third quarter of 1997. The major reasons for the 1998 third quarter growth in non-interest income were higher service charges on deposit accounts, increased non-deposit fees, and increased mortgage-banking income. Service charges on deposit accounts were $243,000 for the third quarter of 1998, up 19.1% over the third quarter of 1997 while non-deposit fees and insurance commissions were up 102.4% to $83,000 due largely to increased non-customer ATM fees. Mortgage banking income increased 75.8% to $109,000 in the third quarter of 1998 compared to the same quarter in 1997 due to increased origination and sale of fixed rate residential mortgage loans.

NON-INTEREST EXPENSE

     Non-interest expense for the first nine months of 1998 was $8,113,000, a 7.8% increase from the $7,523,000 reported for the same period last year. Salaries increased 5.4% from the same period last year to $3,760,000 in 1998 while pension and other employee benefits increased 6.5% to $854,000, largely from increased medical insurance. Occupancy and equipment expense increased 24.0% to $1,272,000 due to depreciation and maintenance on new technology equipment and increased license fees on existing equipment. Core deposit intangible amortization of $337,000 for the first nine months of 1998 and 1997 represents the amortization of the premium paid for deposits acquired at Gretna in August 1995 and Yanceyville in October 1996. Other non-interest expense increased 5.6% to $1,550,000 in the first nine months of 1998 over the same period in 1997 due to additional sales and technology training.
     Non-interest expense for the third quarter of 1998 was $2,692,000, a 9.2% increase from the $2,466,000 reported for the same period last year. Salaries increased to $1,319,000 in the third quarter of 1998, a 12.1% increase from the same period last year. Additional incentive compensation of $64,000, which has traditionally been recorded in the fourth quarter, represented 5.4% of the 12% increase in salaries. Pension and other employee benefits and occupancy and equipment expense increased 2.2% in the third quarter from the same period last year. Other non-interest expense increased 15.4% to $516,000 in the third quarter of 1998 from the same prior year period. Increased sales and technology training of $49,000 represented 11% of the 15.4% increased other non-interest expense.

INCOME TAX PROVISION

     The income tax provision for the first nine months of 1998 was $2,322,000, an increase of $227,000 from the $2,095,000 reported a year earlier. The effective tax rate for the first nine months of 1998 and 1997 was 30.7%.

CAPITAL MANAGEMENT

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 1998 the Corporation had a ratio of 17.1% for Tier I and a ratio of 18.3% for total capital. At December 31, 1997 these ratios were 17.1% and 18.4%, respectively.
     A cash dividend of $.24 per share was paid on 3,051,733 shares of common stock outstanding on September 25, 1998 to shareholders of record September 11, 1998. This dividend totaled $732,400.

MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 1998 were not materially different from December 31, 1997.
     The Corporation's net liquid assets to net liabilities ratio was 26.6% at September 30, 1998 and 27.2% at December 31, 1997. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

PART II
                                OTHER INFORMATION

  Item:
    1.  Legal Proceedings
          None

    2.  Changes in securities
          None

    3.  Defaults upon senior securities
          None

    4.  Results of votes of security holders
          None

    5.  Other information
          None

    6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 27 - Financial Data Schedule
          (b) Reports on Form 8-K
                None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN NATIONAL BANKSHARES INC.



                                  /s/ Charles H. Majors
                                  -------------------------------------
                                  Charles H. Majors
Date - November 12, 1998          President and Chief Executive Officer



                                  /s/ T. Allen Liles
                                  -------------------------------------
                                  T. Allen Liles
                                  Senior Vice-President and
Date - November 12, 1998          Secretary-Treasurer (Chief Financial Officer)