Form 10-K
period 1998-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 1999-03-22
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

                          -----------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               Title of each class
                               -------------------
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               Title of each class
                               -------------------
                         Common Stock ($1.00 Par Value)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at March 9, 1999
           -----                                 ----------------------------
  Common Stock ($1.00 Par Value)                        3,051,733 Shares

State the aggregate market value of the voting stock held by non-affiliates of the registrant

  Aggregate market value of voting          Based upon the price of the most
    stock held by non-affiliates          recent sale known to management as of
  --------------------------------        -------------------------------------
            $81,404,000                                March 9, 1999


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                 CROSS REFERENCE
                                                                                Page
                                                                                ----
PART I
ITEM 1 - Business                                                               II 4
ITEM 2 - Properties                                                             II 5
ITEM 3 - Legal Proceedings
           There are no legal actions or proceedings pending to
           which the Corporation is a party.

ITEM 4 - Submission of Matters to a Vote of Security Holders
           None.

PART II
ITEM 5 - Market for Registrant's Common Equity and Related
          Stockholder Matters                                                   II 5
ITEM 6 - Selected Financial Data                                                II 6
ITEM 7 - Management's Discussion and Analysis of Financial
           Condition and Results of  Operations                                 II 7 - 24
ITEM 7A- Quantitative and Qualitative Disclosures about Market
           Risk                                                                 II 15 - 18
ITEM 8 - Financial Statements and Supplementary Data
           Report of Independent Public Accountants                             II 26
           Consolidated Balance Sheets at December 31, 1998 and
             1997                                                               II 27
           Consolidated Statements of Income for each of the years
             in the three-year period ended December 31, 1998                   II 28
           Consolidated Statements of Changes in Shareholders'
             Equity for each of the years in the three-year period
             ended December 31, 1998                                            II 29
           Consolidated Statements of Cash Flows for each of the
             years in the three-year period ended December 31, 1998             II 30
           Notes to Consolidated Financial Statements                           II 31 - 43
           Quarterly Financial Results for 1998 and 1997                        II 24

ITEM 9 - Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure
           There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III
ITEM 10 - Directors and Executive Officers of the Registrant                    I  3 - 6
ITEM 11 - Executive Compensation                                                I  6, 8 - 11
ITEM 12 - Security Ownership of Certain Beneficial Owners and
            Management                                                          I  3 - 5
ITEM 13 - Certain Relationships and Related Transactions                        I 10 - 12, II 39

PART IV
ITEM 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) Financial Statements (See Item 8 for reference)

Exhibit

  2.1     Agreement and Plan of Reorganization, dated as of                     Exhibit 2.1 on Form 8-K
          September 26, 1995, by and between American National                  filed September 27, 1995
          Bankshares Inc. and Mutual Savings Bank, F.S.B.

  2.2     Plan of Merger, dated as of September 26, 1995, by                    Exhibit 2.2 on form 8-K
          and between American National Bank and Trust                          filed September 27, 1995
          Company and Mutual Savings Bank, F.S.B.

  3.1     Amended and Restated Articles of Incorporation                        Exhibit 4.1 on Form S-3
          dated August 20, 1997                                                 filed August 20, 1997

  3.2     Amended Bylaws dated August 20, 1997                                  Exhibit 4.2 on Form S-3
                                                                                filed August 20, 1997



 10.1     Agreement between American National Bank and                          Exhibit 4a on Form 10-K
          Trust Company and James A. Motley dated                               filed March 28, 1994
          August 26, 1982, as amended August 11, 1987

 10.2     Agreement between American National Bank and Trust                    Exhibit 10.2 on Form 10-K
          Company and Charles H. Majors dated June 12, 1997                     filed March 27, 1998

 10.3     Agreement between American National Bank and Trust                    Exhibit 10.3 on Form 10-K
          Company and E. Budge Kent, Jr. dated June 12, 1997                    filed March 27, 1998

 10.4     Agreement between American National Bank and Trust                    Exhibit 10.4 on Form 10-K
          Company and David Hyler dated June 12, 1997                           filed March 27, 1998

 10.5     Agreement between American National Bank and Trust                    Exhibit 10.5 on Form 10-K
          Company and Gilmer D. Jefferson dated June 12, 1997                   filed March 27, 1998

 10.6     Agreement between American National Bank and Trust                    Exhibit 10.6 on Form 10-K
          Company and Carl T. Yeatts dated June 12, 1997                        filed March 27, 1998

 10.7     American National Bankshares Inc. Stock Option Plan dated             Exhibit 4.3 on form S-8
          August 19, 1997                                                       filed September 17, 1997

 10.1     Agreement between American National Bank and Trust                    Exhibit 10.1 on Form 10-Q
          Company and T. Allen Liles dated June 1, 1998                         filed August 13, 1998

 27.0     Financial Data Schedule                                               Exhibit 27

 99.1     Text of joint press release, dated September                          Exhibit 99.1 on Form 8-K
          26, 1995, issued by American National Bankshares                      filed September 27, 1995
          Inc. and Mutual Savings Bank, F.S.B.

 99.2     American National Bankshares Inc. Dividend Reinvestment               Exhibit 99 on Form S-3
          Plan dated August 19, 1997                                            filed August 20, 1997

(b)    Reports on Form 8-K
       No reports on Form 8-K were filed during the fourth quarter of 1998.


ITEM 1 - Business
     American National Bankshares Inc. ("the Corporation") is a one-bank holding company, which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company ("the Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 1999 the Corporation employed 179 persons (FTE).

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

     The operations of the Bank are conducted at eleven offices located throughout the Bank's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, and Collinsville, Virginia and Yanceyville, North Carolina. The Bank also has eleven automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition
     The Bank's primary service area is generally defined as the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, and mortgage and finance companies. As of March 22, 1999, there were approximately 17 banks operating in this service area. American National Bank and Trust Company has the largest market share in Danville and Pittsylvania County. No new banks or savings and loan associations have been chartered in the Danville area in the past five years. Several branch offices of existing banks have been opened in this trade area in the past two years.

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

Executive Officers
     This information is incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 12, 1999 the Bank maintained eleven full service offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, and Collinsville, Virginia and Yanceyville, North Carolina. The Bank owns and operates eleven Automated Teller Machines ("ATMs"). The Bank owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office. The Bank also owns approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking operations. There are no mortgages or liens against any property of the Bank or the Corporation.


Bank Offices

Main Office                             628 Main Street, Danville, Virginia 24541
Nor-Dan Office                          239 Nor-Dan Drive, Danville, Virginia  24540
Riverside Office                        1081 Riverside Drive, Danville, Virginia  24540
South Boston Road Office                1407 South Boston Road, Danville, Virginia  24540
South Main Office                       1013 South Main Street, Danville, Virginia  24541
Tower Drive Office                      103 Tower Drive, Danville, Virginia  24540
West Main Office*                       2016 West Main Street, Danville, Virginia  24541
Chatham Office                          13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                     2484 Virginia Avenue, Collinsville, Virginia  24078
Gretna Office                           109 Main Street, Gretna, Virginia  24557
Yanceyville Office                      173 Main Street, Yanceyville, North Carolina  27379

ATM LOCATIONS

Drive-Up
Riverside Office                        1081 Riverside Drive, Danville, Virginia  24540
South Boston Road Office                1407 South Boston Road, Danville, Virginia  24540
Chatham Office                          13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                     2484 Virginia Avenue, Collinsville, Virginia  24078
Huffman's Car Wash*                     596 West Main Street, Danville, Virginia  24541
Hillcrest Shopping Center*              Highways 86 & 158, Yanceyville, North Carolina  27379

Walk-Up
Nor-Dan Office                          239 Nor-Dan Drive, Danville, Virginia  24540
West Main Office                        2016 West Main Street, Danville, Virginia  24541
Danville Regional Medical Ctr*          142 South Main Street, Danville, Virginia  24541
Piedmont Mall*                          325 Piedmont Drive, Danville, Virginia  24540
Liberty Fair Mall*                      240 Commonwealth Boulevard, Martinsville, Virginia  24112

* Leased


ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is not traded on any stock exchange but is listed on the OTC (Over The Counter) Bulletin Board under the symbol "AMNB". At March 12, 1999 the Corporation had 1,411 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on 3,051,733 shares outstanding for 1997 and 1998.

                          First            Second           Third            Fourth
Market Price              Quarter          Quarter          Quarter          Quarter
------------              -------          -------          -------          -------
1998 Common Stock         $28.75 - 32.50   $28.75 - 31.00   $26.00 - 31.00   $27.00 - 33.00

1997 Common Stock         $23.50 - 24.75   $23.50 - 27.00   $26.25 - 28.25   $27.25 - 32.00


Per Share                 First             Second          Third            Fourth
Dividends Declared        Quarter           Quarter         Quarter          Quarter          Total
------------------        -------           -------         -------          -------          -----
1998 Common Stock         $  .21            $  .24          $  .24           $  .24           $ .93

1997 Common Stock         $  .18            $  .21          $  .21           $  .21           $ .81



Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc & Subsidiary
                                                          1998         1997         1996         1995         1994
Operations Information:                               -----------  -----------  -----------  -----------  -----------
Interest income:
  Loans............................................     $ 23,356     $ 22,441     $ 20,335     $ 18,432     $ 14,923
  Federal funds sold and other.....................          272          237          435          202          210
  Investment securities............................        9,026        9,050        9,162        7,300        6,701
                                                      -----------  -----------  -----------  -----------  -----------
    Total interest income..........................       32,654       31,728       29,932       25,934       21,834
Interest expense...................................       14,472       14,590       14,370       11,484        8,919
                                                      -----------  -----------  -----------  -----------  -----------
Net interest income................................       18,182       17,138       15,562       14,450       12,915
Provision for loan losses..........................         (927)      (1,100)        (673)        (484)        (272)
Non-interest income................................        4,029        3,201        2,691        2,035        2,122
Non-interest expense...............................      (10,963)     (10,245)     (10,167)      (8,702)      (8,150)
                                                      -----------  -----------  -----------  -----------  -----------
Income before income taxes.........................       10,321        8,994        7,413        7,299        6,615
Income taxes.......................................        3,123        2,725        2,381        2,283        2,106
                                                      -----------  -----------  -----------  -----------  -----------
Net income.........................................     $  7,198     $  6,269     $  5,032     $  5,016     $  4,509
                                                      ===========  ===========  ===========  ===========  ===========

Balance Sheet Information:
Investment securities..............................     $163,413     $143,077     $175,757     $149,208     $122,509
Net loans..........................................      265,698      251,173      233,509      212,684      188,034
Total deposits.....................................      358,325      351,603      361,983      327,342      282,791
Shareholders' equity...............................       54,861       50,003       52,218       48,912       45,045
Total assets.......................................      460,383      423,640      440,158      388,479      337,355

Per Share Information:*
Net income (basic and diluted).....................       $ 2.36       $ 1.99       $ 1.54       $ 1.56       $ 1.40
Dividends..........................................          .93          .81          .69          .56          .75
Book value.........................................        17.98        16.39        15.92        15.22        14.02

Ratios:
Return on average assets...........................        1.64%        1.47%        1.24%        1.43%        1.37%
Return on average shareholders' equity.............       13.79%       12.51%       10.12%       10.62%       10.13%
Total risk-based capital/assets....................       18.04%       18.37%       20.66%       23.67%       25.98%
Shareholders' equity/assets........................       11.92%       11.80%       11.86%       12.59%       13.35%
Net charge-offs to average net loans...............         .15%         .36%         .17%         .09%         .04%
Reserve for loan losses to period-end
  loans, net of unearned income....................        1.42%        1.29%        1.30%        1.28%        1.29%

The  financial  information  for years 1994  through  1995 has been  restated to reflect the merger with Mutual Savings Bank, FSB.

* Per share amounts are based on average shares outstanding.


MANAGEMENT'S DISCUSSION and
ANALYSIS of FINANCIAL CONDITION
and RESULTS of OPERATIONS


     American National Bankshares Inc. ("the Corporation") was organized in 1984 for the purpose of acquiring all of the outstanding shares of American National Bank and Trust Company ("the Bank"). The Bank was chartered and opened for business in February 1909. Under an agreement and plan of merger, the Bank was acquired by the Corporation on September 1, 1984.
     On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") into the Bank, upon the approval of the shareholders of each company. The Corporation exchanged 879,805 common shares, at an exchange ratio of .705 of a share of the Corporation's common stock for each outstanding share of Mutual common stock, for Mutual's 1,248,100 common shares.
     The transaction was accounted for as a pooling of interests. The financial position and results of operations of the Corporation and Mutual were combined and the fiscal year of Mutual was conformed to the Corporation's fiscal year. In addition, all prior periods presented have been restated to give effect to the merger.
     In March 1996 the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.
     On August 25, 1996 the Corporation entered into an agreement with FirstSouth Bank of Burlington, North Carolina to purchase the branch office and associated ATM of FirstSouth Bank located in Yanceyville, (Caswell County) North Carolina. This acquisition was completed October 25, 1996. The transaction was accounted for as a purchase.


Performance Summary

     The Corporation and Bank reported record profitability during 1998. Net income of $7,198,000 for 1998 increased by $929,000 or 15% over net income of $6,269,000 for 1997.
     The economy of the Bank's trade area continues to be healthy as evidenced by another year of positive loan demand. During 1998, net loans increased $14,525,000, or 6% while total deposits increased $6,722,000, or 2%. Total deposits and repurchase agreements with customers increased $19,706,000, or 5%, during 1998.


Earnings and Capital

     Net income per diluted share was $2.36 in 1998, $1.99 in 1997, and $1.54 in 1996. Shareholders' equity increased $4,858,000 in 1998 from the retention of 1998 earnings and from an increase in net unrealized gains on securities available for sale. Shareholders' equity decreased during 1997 by $2,215,000 or 4% through the repurchase of 228,065 shares of common stock for $6,278,000. The reduction from stock repurchase was offset by retention of 1997 earnings and an increase in net unrealized gains on securities available for sale. This followed an increase in capital of $3,306,000 or 7%, in 1996 from retention of 1996 earnings of $2,889,000, proceeds of $731,000 from exercise of stock options less a reduction of $314,000 in net unrealized gains on securities available for sale. Shareholders' equity was 11.9% of assets at December 31, 1998 and 11.8% at December 31, 1997. Shareholders' equity was $54,861,000 at December 31, 1998 and $50,003,000 at December 31, 1997. The total market value of American National Bankshares Inc. common stock at $33.00 per share (the last trade recorded on the OTC Bulletin Board during 1998) was $100,707,000. The market value of the Corporation's common stock was 184 percent of its book value. Book value per common share was $17.98 at the close of 1998.
     During 1998, the Corporation increased its reserve for loan losses to $3,821,000, an increase of $544,000 or 17% from 1997. The reserve, as a percentage of loans, was 1.42% at December 31, 1998 and 1.29% at December 31, 1997.
     The return of net income on average total assets was 1.64% in 1998 compared to 1.47% in 1997 and 1.24% in 1996. The return on average shareholders' equity was 13.79% in 1998 compared to 12.51% in 1997 and 10.12% in 1996.


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


Trends and Future Events

     The economic conditions of the Corporation's trade area have continued to be healthy during 1998 as evidenced by another year of positive loan and deposit growth. The Corporation's net loans grew at a rate of 6% during 1998 following an 8% increase in 1997. Total deposits increased 2% during 1998 following a 3% decline in 1997. The Bank executed a planned strategy to reduce high cost time deposits during 1997.
     The weighted average yield on interest earning assets remained stable and the weighted average cost of interest-bearing liabilities decreased during 1998 due to growth in loans, due to higher yielding investments and due to lower yields paid on interest-bearing liabilities. As a result of the Corporation's asset and liability strategies and increased loan demand, the Corporation was able to increase its net interest income (interest income less interest expense) by 6%. Although Management believes the Corporation has positioned itself to continue to maintain this level of net interest income into the near future, increased competition and slowing loan and deposit growth could negatively impact net interest income.
     During 1998, time deposits decreased by $456,000 and savings deposits decreased by $930,000 as falling interest rates and an increasing stock market attracted investment funds. Interest bearing demand deposits increased $3,854,000 or 7%, and non-interest bearing demand deposits increased $3,316,000 or 8%. Money market deposits increased $938,000, or 5%. Repurchase agreements which are short term investments for businesses and individuals and not included in deposits increased $12,984,000, or 72%, during 1998. Total deposits increased $6,722,000 or 2% during 1998 after decreasing $10,380,000 or 3% during 1997.
     Pursuant to the Agreement and Plan of Reorganization by and between Mutual and the Corporation, Mutual Mortgage of the Piedmont, Inc. ("Mutual Mortgage") was organized in 1996 as a wholly owned subsidiary of American National Bank and Trust Company. The primary purpose of this organization is to originate and sell mortgage loans. Mutual Mortgage began operations on December 2, 1996. Its main office is located in the Bank's branch office building at 103 Tower Drive. The financial condition and results of operations of Mutual Mortgage are included in the Consolidated Balance Sheets and Consolidated Statements of Income of the Corporation.
         On September 29, 1998 the Federal Reserve Board ("FRB") decreased short term interest rates by cutting federal funds by 1/4% and the major money center banks followed by lowering the prime rate by 1/4%. On October 15 and November 17, 1998 the Federal Reserve decreased short term rates again by cutting federal funds and the discount rate by 1/4%, and major money center banks followed by lowering the prime rate by 1/4% on both occasions. Short and intermediate U.S. Treasury yields had already preceded the Federal Reserve actions by declining more than 1% from June 1998 to October 1998 in response to the global financial crisis, losses in hedge funds and low inflation. The Federal Reserve actions in lowering interest rates were designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis.
     As mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC adopted regulations effective January 1, 1993, for the transition from a flat-rate insurance assessment system to a risk-based system by January 1, 1994. Pursuant to these regulations, the Bank's deposit insurance assessment was reduced to a minimum $2,000 in 1996 and set at approximately $.01 per $100 of deposits in 1997 and 1998. In addition to the minimum assessment for American National Bank and Trust Company, a one time charge to recapitalize the SAIF fund of the FDIC in the amount of $350,000 was made against the deposits of Mutual during 1996. The Bank must also pay "OAKAR" premiums on the continuing deposits of Mutual. "OAKAR" premiums were assessed at an annual rate of $.17 per $100 of Mutual deposits in 1996 and approximately $.06 per $100 of Mutual deposits in 1997 and 1998.
     Among other things, FDICIA identifies five capital categories for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.
     Federal banking regulations have established relevant capital requirements for bank holding companies and subsidiary banks. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least six percent, total risk-based capital ratios of at least ten percent and leverage ratios of at least five percent and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank have always been and continue to be considered well capitalized.

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


Year 2000 Issue

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computers and systems dependent on computer chips will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.
     Technology hardware, software and other systems used by the Corporation are provided by outside vendors rather than being developed in-house. These outside vendors have been proactive in making systems Year 2000 ready, in testing systems for Year 2000 readiness, in submitting their efforts to regulators for review, and in supplying testing procedures for the Corporation to conduct independent testing.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. The Corporation's readiness plan encompasses both information technology systems and computer chip embedded functions, such as elevators, security systems, and building heating and cooling. A project team is in the latter stages of installing corrected hardware and software and testing systems for Year 2000 readiness. It is anticipated that all Year 2000 corrections and testing will be completed by March 31, 1999, allowing additional time for testing new systems or updated systems during 1999. To date, successful Year 2000 testing has been completed on 95% of the Corporation's mission critical systems.
     An educational process has been implemented to assist and assure that major customers are Year 2000 ready. Approximately 80% of major customers have responded that they are Year 2000 ready or will be Year 2000 ready in 1999. The project team will continue to monitor readiness of new customers and customers who have not responded to inquiries during 1999.
     Total Year 2000 project costs will be approximately $125,000 with $30,000 having been spent through December 31, 1998. The remaining expenditures are not expected to have a material impact on the Corporation's results of operations, liquidity or capital resources.
     The Corporation faces a number of risks related to the Year 2000 date change including legal risks, project management risk, financial risk and outside vendor risk. Legal risk involves failure to meet contractual service agreements, leading to possible punitive actions. Project management risk is failure to adequately address Year 2000 planning and resource needs with missed deadlines and improper allocation of resources. Financial risk relates to lost revenue, asset quality deterioration or even business failure. Outside vendor risk involves failure of communication systems, power or other important services which the Corporation depends upon to operate. A contingency plan has been established to assure readiness in the unlikely event that any critical operating system fails prior to or after the Year 2000. The contingency plan specifies actions to be taken by the Year 2000 project team in the event that a critical system is not timely corrected and tested before Year 2000. Since 95% of mission critical systems have been successfully tested to date, pre Year 2000 contingency plans are not expected to be activated. The contingency plan also assigns responsibility for checking the proper operation of all systems on January 1, 2000, adopts special liquidity measures to be taken before and after Year 2000, and describes implementation of manual processes for lending, deposit operations, and trust services in the event that systems fail. Responsibilities and detail procedures have been established for training on manual systems. Rehearsal sessions of manual system implementation are scheduled in 1999 to assure readiness. The Corporation's operations center, branch office and mortgage banking operation located at Tower Drive are equipped with a diesel generator in the event that electric power supplies fail prior to or after Year 2000. The backup power supply has been tested and will continue to be tested.


Net Interest Income

     Net interest income, the most significant component of earnings, is the excess of interest income over interest expense. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis for the years 1998, 1997 and 1996.

     During 1998, taxable equivalent net interest income increased to $18,780,000, up 7% from $17,622,000 in 1997. Taxable equivalent net interest income for 1997 was up 10% from $15,978,000 recorded in 1996. The $1,158,000 increase in taxable equivalent net interest income during 1998 consisted of $786,000 due to increases in volume and $372,000 attributable to rate. The $1,644,000 increase in taxable equivalent net interest income during 1997 was the net result of an increase of $1,427,000 due to volume and $217,000 attributable to rate.

-----------------------------------------------------------------------------------------------------------------------------------

The  following is an analysis of net interest  income,  on a taxable  equivalent basis.  Nonaccrual  loans are included in average balances.  Interest income on nonaccrual  loans if  recognized  is recorded on a cash  basis.  (in  thousands, except rates):
                                       Average Balance             Interest Income/Expense          Average Yield/Rate
                                -----------------------------     -------------------------     --------------------------

                                  1998      1997       1996         1998     1997     1996       1998      1997      1996
                                --------  --------   --------     -------  -------  -------     ------    ------   -------
Loans:
  Commercial                    $ 75,972  $ 65,457   $ 59,385     $ 6,687  $ 6,004  $ 5,553      8.80 %    9.17 %    9.35 %
  Mortgage                       132,965   131,004    118,223      11,539   11,366   10,300      8.68      8.68      8.71
  Consumer                        52,738    52,733     46,227       5,165    5,109    4,532      9.79      9.69      9.80
                                --------  --------   --------     -------  -------  -------
      Total loans                261,675   249,194    223,835      23,391   22,479   20,385      8.94      9.02      9.11
                                --------  --------   --------     -------  -------  -------

Investment securities:
  U. S. Government                42,813    66,821    101,138       2,602    4,018    6,022      6.08      6.01      5.95
  Federal agencies                70,009    53,507     26,984       4,485    3,471    1,712      6.41      6.49      6.34
  State and municipal             26,526    21,349     18,363       1,909    1,582    1,354      7.20      7.41      7.37
  Other investments                9,048     6,155      6,357         593      425      440      6.55      6.90      6.92
                                --------  --------   --------     -------  -------  -------

    Total investment securities  148,396   147,832    152,842       9,589    9,496    9,528      6.46      6.42      6.23
                                --------  --------   --------     -------  -------  -------

Federal funds sold and other       5,091     4,295      8,121         272      237      435      5.34      5.52      5.36
                                --------  --------   --------     -------  -------  -------

  Total interest-earning assets  415,162   401,321    384,798      33,252   32,212   30,348      8.02      8.03      7.89
                                --------  --------   --------     -------  -------  -------


  Other non-earning assets        24,991    24,367     21,905
                                --------  --------   --------

    Total assets                $440,153  $425,688   $406,703
                                ========  ========   ========

Deposits:
  Demand                        $ 51,116  $ 48,893   $ 43,012       1,204    1,408    1,246      2.36      2.88      2.90
  Money market                    19,031    19,463     21,414         545      572      638      2.86      2.94      2.98
  Savings                         67,265    70,238     65,764       1,950    2,140    2,013      2.90      3.05      3.06
  Time                           174,123   176,403    172,390       9,260    9,590    9,670      5.32      5.44      5.61
                                --------  --------   --------     -------  -------  -------
    Total deposits               311,535   314,997    302,580      12,959   13,710   13,567      4.16      4.35      4.48

Federal funds purchased              188       773        190          11       44       11      5.85      5.69      5.79
Repurchase agreements             25,261    17,909     16,757       1,106      836      792      4.38      4.67      4.73
Other borrowings                   7,497         -          -         396        -        -      5.28         -         -
                                --------  --------   --------     -------  -------  -------

  Total interest-bearing
    liabilities                  344,481   333,679    319,527      14,472   14,590   14,370      4.20      4.37      4.50
                                --------  --------   --------     -------  -------  -------    ------    ------   -------

Demand deposits                   40,134    39,752     34,723
Other liabilities                  3,334     2,128      2,739
Shareholders' equity              52,204    50,129     49,714
                                --------  --------   --------
  Total liabilities and
    Shareholders' equity        $440,153  $425,688   $406,703
                                ========  ========   ========

Interest rate spread                                                                             3.82 %    3.65 %    3.39 %
                                                                                               ======    ======   =======

Net interest income                                               $18,780  $17,622  $15,978
                                                                  =======  =======  =======

Taxable equivalent adjustment                                     $   598  $   484  $   416
                                                                  =======  =======  =======

Net yield on earning assets                                                                      4.52 %    4.39 %    4.15 %
                                                                                               ======    ======   =======

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

                                                     1998 vs. 1997                      1997 vs. 1996
                                            -------------------------------     --------------------------------
                                             Interest           Change           Interest          Change
                                             Increase      Attributable to       Increase      Attributable to
                                                         ------------------                  -------------------
                                            (Decrease)     Rate     Volume      (Decrease)     Rate      Volume
                                            ----------   -------   --------     ----------   --------   --------
Interest income
  Loans:
    Commercial                                $  683      $(250)    $  933        $  451      $ (108)    $  559
    Mortgage                                     173          3        170         1,066         (67)     1,133
    Consumer                                      56         56          -           577         (62)       639
                                              -------     ------    -------       -------    --------    -------
      Total loans                                912       (191)     1,103         2,094        (237)     2,331
                                              -------     ------    -------       -------    --------    -------

  Investment securities:
    U.S. Government                           (1,416)        43     (1,459)       (2,004)         59     (2,063)
    Federal agencies                           1,014        (44)     1,058         1,759          39      1,720
    State and municipal                          327        (47)       374           228           7        221
    Other investments                            168        (23)       191           (15)         (1)       (14)
                                             --------     ------    -------       -------    --------    -------
      Total investment securities                 93        (71)       164           (32)        104       (136)
                                             --------     ------    -------       -------    --------    -------
  Federal funds sold and other                    35         (8)        43          (198)         13       (211)
                                             --------     ------    -------       -------    --------    -------
      Total interest income                    1,040       (270)     1,310         1,864        (120)     1,984
                                             --------     ------    -------       -------    --------    -------

Interest expense
  Deposits:
    Demand                                      (204)      (266)        62           162          (7)       169
    Money market                                 (27)       (14)       (13)          (66)         (9)       (57)
    Savings                                     (190)      (101)       (89)          127          (9)       136
    Time                                        (330)      (207)      (123)          (80)       (302)       222
                                             --------     ------    -------       -------    --------    -------
      Total deposits                            (751)      (588)      (163)          143        (327)       470
  Federal funds purchased                        (33)         1        (34)           33           -         33
  Repurchase agreements                          270        (55)       325            44         (10)        54
  Other borrowings                               396          -        396             -           -          -
                                             --------     ------    -------       -------    --------    -------
      Total interest expense                    (118)      (642)       524           220        (337)       557
                                             --------     ------    -------       -------    --------    -------
Net interest income                          $ 1,158      $ 372     $  786        $1,644     $   217     $1,427
                                             ========     ======    =======       =======    ========    =======

Provision and Reserve for Loan Losses

     The provision for loan losses is an amount added to the reserve against which loan losses are charged. The amount of the provision is determined by Management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the reserve in relation to the risks inherent within the loan portfolio. The 1998 provision for loan losses was $927,000 and compares with $1,100,000 in 1997 and $673,000 in 1996.
     The decrease in the provision for loan losses in 1998 was influenced by reduced charge-offs and slower growth in loans. Net charge-offs decreased to $383,000 in 1998 from $893,000 in 1997. Net charge-offs in 1997 were up 132%
from $385,000 in 1996 because two commercial loans were written down $402,000 prior to acceptance of $385,000 in real estate collateral. The Bank is marketing the real estate owned through real estate agents. The reserve for loan losses totaled $3,821,000 at December 31, 1998, an increase of 17% over December 31, 1997. The ratio of reserve to loans, less unearned discount, was 1.42% at December 31, 1998 and 1.29% at December 31, 1997.
     The Bank's Loan Committee has responsibility for determining the level of the reserve for loan losses, subject to the review of the Board of Directors. The Loan Committee has taken economic factors, as well as any other external events that may affect the value and collectability of the loan portfolio, into consideration when making its assessment and recommendation.
     The methodology used to determine the level of the loan loss reserve on a quarterly basis includes the identification of losses from a review of the Corporation's loan "Watch" list. In addition to these identifiable potential losses, an experience factor for each major category of loans is applied against the remaining portion of the loans considered to have no more than a normal risk of collectability. Additional factors considered in determining the level of the loan loss reserve are economic conditions, historical losses, trends and other external factors. The sum of these elements is the Loan Committee's recommended level of the reserve for loan losses.
     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, an apparel/home fashions textile firm and a tire manufacturing plant in Danville employ a significant workforce. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.
     The local economy of the Corporation's trade area continues to be strong at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if a significant decline occurs in manufacturing along with a corresponding reduction in employment. Management believes the reserve for loan losses is appropriate in view of this geographic concentration.


Mangement has allocated the reserve for loan losses to loan categories as follows (in thousands):
                                        1998               1997                 1996                1995                1994
                                   -----------------   -----------------   -----------------   -----------------   -----------------

                                             Percent             Percent             Percent             Percent             Percent
                                            of loans            of loans            of loans            of loans            of loans
                                             in each             in each             in each             in each             in each
                                            category            category            category            category            category
                                            to total            to total            to total            to total            to total
                                   Amount      loans   Amount      loans   Amount      loans   Amount      loans   Amount    loans
                                   ------   --------   ------   --------   ------   --------   ------   --------   ------   --------
Commercial (including
  commercial real estate)          $1,046        47%   $  873        44%   $  886        40%   $  888        43%   $  858        42%

Real estate-
  residential                         151        36       129        37       128        38       146        38       121        39

Consumer                            1,525        17     1,173        19     1,152        22       549        19       291        19

Unallocated                         1,099         -     1,102         -       904         -     1,174         -     1,184         -

Balance at
  end of year                      $3,821       100%   $3,277       100%   $3,070       100%   $2,757       100%   $2,454       100%
                                  =======   ========   ======   ========   ======   ========   ======   ========   ======   ========


     Management's criteria for evaluating the adequacy of its loan loss reserve includes individual evaluation of significant loans and overall portfolio analyses for more homogeneous, smaller balance loan portfolios. Based on management's evaluation, estimated loan loss reserves are assigned to the individual loans which present a greater risk of loan loss. The remaining loan loss reserve is allocated to the remaining loans on an overall portfolio basis based on historical loss experience. The assessed risk of loan loss is higher in the commercial and consumer loan categories as these categories contain loans which are more significant to the Corporation and to the individual borrowers, thereby exposing the Corporation to a greater risk of loss in the event of downturns in the financial position of individual borrowers. The remaining loan categories are typically for lesser amounts and are distributed over a much larger population of borrowers, thereby reducing the Corporation's risk of loan loss.

-----------------------------------------------------------------------------------------------------------------------------------

Loan Losses - Ratios
                                                                                  1998      1997      1996
                                                                                -------   -------   -------
Reserve as percentage of outstanding loans, net of unearned income                1.42%     1.29%     1.30%
Net charge-offs as percentage of reserve                                         10.02     27.23     12.58
Net charge-offs as percentage of average loans, net of unearned income             .15       .36       .17
Provision as percentage of net charge-offs                                      242.21    123.26    174.40
Provision as percentage of average loans, net of unearned income                   .35       .44       .30
Reserve for loan losses to nonperforming loans                                   20.11X     8.34X    93.03X


Non-Interest Income

     Non-interest income totaled $4,029,000 in 1998 compared with $3,201,000 in 1997 and $2,691,000 in 1996. This was an increase of 26% during 1998 after an increase of 19% during 1997 and a 32% increase in 1996. The major components of non-interest income are trust and investment services, service charges on deposit accounts, non-deposit fees and insurance commissions, mortgage banking income and other income.
     Trust and investment services which includes fees from management of trusts, estates and investments totaled $2,165,000 in 1998, an increase of $277,000, or 15%, from 1997. The increase in 1998 came from growth in investments under management for customers due to a healthy equities market and from new business. Fees from the closing of several large estates in 1996 were not repeated in 1997, resulting in no increase in trust and investment fees in 1997 over 1996.
     Service charges on deposit accounts were $902,000 in 1998, an increase of $116,0000, or 15%, from 1997. Service charges during 1997 totaled $786,000, which was a 31% increase from 1996. A change in the fee structure and additional accounts obtained contributed to the growth in income in 1998 and 1997. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.
     Non-deposit fees and insurance commissions were $288,000 in 1998, an increase of 85% from the $156,000 reported in 1997 which was up from $106,000 reported in 1996. The large increases in 1998 and 1997 resulted from non-customer ATM fees that began in September 1997 and totaled $131,000 in 1998 and from increasing insurance sales.
     Mortgage banking income represents fees from originating and selling residential mortgage loans through a wholly owned subsidiary of the Bank which began in December 1996. Mortgage banking income increased 95% to $429,000 in 1998 from $220,000 in 1997 because of a favorable interest rate environment which positively impacted mortgage loan originations and from fine tuning and expansion of mortgage production operations.
     Other income was $245,000 in 1998, an increase of 63% from the $150,000 recorded in 1997, which in turn was an increase of 70% from the $88,000 recorded in 1996. Other income in 1998 included $104,000 in gain from insurance settlement on the life of a former officer. Other income also includes gains on the sale of securities which were $18,000 in 1998, $31,000 in 1997 and none in 1996.


Non-Interest Expense

     Non-interest expense of $10,964,000 in 1998, increased $719,000 or 7% over $10,245,000 in 1997, which in turn increased $78,000 or 1% over $10,167,000 in
1996. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, FDIC insurance expense, postage and printing, merger related expense and other expenses.
     Salaries totaled $5,127,000 for 1998, an increase of $316,000, or 7% over 1997. The increase in 1998 salaries includes additional incentive compensation of $208,000 due to increased profits. Salaries of $4,811,000 in 1997 increased $728,000, or 18% over 1996. Salaries increased $276,000, or 7% of the 18%
increase for 1997, from inclusion of a full year of salaries in 1997 at the Yanceyville branch office purchased on October 25,1996 and at Mutual Mortgage which began operations in late 1996.
     Pension and other employee benefits totaled $1,140,000 in 1998, an increase of 6% over the $1,076,000 recorded in 1997, which in turn was an increase of 18% from the $913,000 reported in 1996. The percentage increases in 1998 and 1997 approximate the percentage increases in salaries in 1998 and 1997.
     The total occupancy and equipment expense was $1,664,000 for 1998, an increase of 16% over $1,437,000 reported for 1997. This, in turn, was an increase of 19% over $1,212,000 recorded in 1996. The increase in 1998 reflects higher depreciation, maintenance and licensing fees on technology equipment of approximately $1,215,000 purchased during 1998 to improve product delivery systems and increase productivity. The increase in 1997 was primarily the cumulative result of adding the Yanceyville branch office in October 1996 and Mutual Mortgage in December 1996.
     FDIC insurance expense decreased to $74,000 in 1998 from $78,000 in 1997 which was down 83% from $467,000 in 1996. The FDIC reduced the deposit insurance assessment rate in 1996 and 1997 but assessed the Bank a one-time $350,000 FDIC charge on the Mutual deposits to recapitalize the SAIF fund in 1996.
     Postage and printing expense was $448,000 in 1998, an increase of 4% from the $429,000 recorded in 1997, which in turn was an increase of 8% from the $397,000 recorded in 1996. The increase in 1997 was primarily related to the branch office purchased and the mortgage operation started in 1996.
     Core deposit intangible expense represents amortization of premiums paid for deposits at the Yanceyville and Gretna offices. The increase to $450,000 in 1998 and 1997 from $318,000 in 1996 represents a full year of amortization for both offices which is calculated on a straight line basis over ten years.
     Merger-related expense for 1996 was $1,056,000. This included non-recurring items such as legal services, financial advisory services, accounting services, regulatory fees, data conversion costs and signage. Also included were losses on securities held by Mutual at the time of the merger which were not compatible with the Corporation's investment program. There were no merger related expenses recorded in 1998 and 1997.
     Other expense was $2,061,000 in 1998, an increase of 5% over the $1,964,000 reported in 1997. The increase of $97,000 in 1998 primarily resulted from special sales and service training provided to all employees and from increased trust and mortgage banking expenses related to generating higher non-interest income. Other expenses in 1997 increased 14% from the $1,721,000 recorded in 1996. The increase of $243,000 in 1997 reflects additional franchise tax of $78,000, higher professional services of $61,000 from special projects, and increases from the newly acquired branch and the new mortgage operation.


Income Taxes

     The provision for income taxes (total of current and deferred) was $3,123,000 in 1998, compared with $2,725,000 in 1997 and $2,381,000 in 1996. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income which is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. Refer to Note 9 of the Consolidated Financial Statements for a reconciliation of the statutory Federal income tax rate of 34% to the effective tax rates for 1998, 1997, and 1996.


Capital Management

     Regulatory agencies issued risk-based capital guidelines which were fully effective in 1992. The guidelines were established to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.
     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of the reserve for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.
     The guidelines require that total capital (Tier I and Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 1998, the Corporation's Tier I and Total capital ratios were 16.79% and 18.04%, respectively. At December 31, 1997, these ratios were 17.14% and 18.37%, respectively. The ratios for both years were well in excess of the regulatory requirements.
     The Corporation's leverage ratios (shareholders' equity divided by year-end assets) were 11.07% and 10.74% at December 31, 1998 and 1997, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio 100 to 200 basis points above the 3% minimum depending upon risk profiles and other factors.
     The Corporation's 1998 capital formation rate (net income less dividends declared, divided by average shareholders' equity) was 8.4%. This compares with 7.5% in 1997 and 5.6% in 1996. These ratios evidence the Corporation's attainment of its goal of meeting future capital requirements by retaining a portion of operating earnings while providing steadily increasing cash dividends.
     Prior to 1996 the Corporation paid cash dividends on a semi-annual basis. In 1996 the Corporation began paying dividends on a quarterly basis and the Board of Directors declared regular quarterly dividends totaling $.93 and $.81 per share of common stock in 1998 and 1997, respectively.
     The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.


Asset and Liability Management

     The Corporation's primary objectives for asset and liability management are to identify opportunities to maximize net interest income while ensuring
adequate   liquidity   and   carefully   managing   interest   rate  risk.   The
Asset/Liability Investment Committee ("ALCO"), which is primarily composed of executive officers, is responsible for:
     Monitoring  corporate  financial performance;
     Meeting  liquidity  requirements;
     Establishing interest rate parameters, indices, and terms for loan and deposit products;
     Assessing and evaluating  the  competitive  rate   environment;
     Reviewing and approving investment portfolio transactions under established policy guidelines;
     Monitoring and measuring interest rate risk.

Liquidity
     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from loan payments and maturing investment securities to meet present liquidity needs.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.
     Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.
     The Corporation's major source of funds and liquidity is its deposit base. The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 1998, as shown in the Consolidated Balance Sheets, the deposit mix changed with a decline in higher cost time deposits of $456,000, an increase in demand deposits of $7,170,000, a decline in savings deposits of $930,000 and an increase in money market accounts of $938,000. During 1997, time deposits declined while deposits subject to immediate withdrawal remained stable.
     The Consolidated Statements of Cash Flows appearing in the financial statement section shows a net increase in cash and cash equivalents of $1,025,000 during 1998. This increase was the result of a combination of $9,105,000 provided by operating activities, $36,448,000 net cash used in investing activities, and $28,368,000 net cash provided by financing activities. A net increase in deposits, repurchase agreements and FHLB borrowings provided cash from financing activities while cash dividends paid used net cash in financing activities. The cash provided by operating and financing activities, more than adequately supplied the Corporation's liquidity needs at all times during 1998.
     Liquidity strategies are implemented and monitored by ALCO on a day to day basis. The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds.

Interest Rate Risk
     Interest rate risk refers to the exposure of the Corporation's earnings and market value of portfolio equity ("MVE") to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is controlled by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions.
     There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Corporation's earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.
     In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Corporation also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, interest rate sensitivity and simulation analysis are used to determine the impact on net interest income and MVE from changes in interest rates.
     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity table, below, reflects the Corporation's assets and liabilities on December 31, 1998 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated.


                                          Interest Rate Sensitivity Analysis
                                           December 31, 1998 (in thousands)
                                                     Over 3       Over 6
                                          3          Months       Months       Over 1
                                        Months          - 6         - 12       Year -      Over 5
                                       or Less       Months       Months      5 Years       Years       Total
                                     ---------    ---------    ---------    ---------   ---------   ---------
Interest sensitive assets:
  Interest bearing deposits
    with other banks                 $     706    $      --    $      --    $      --   $      --   $     706
  Investment securities                 19,651        5,608       18,743       73,000      46,411     163,413
  Loans                                110,138       24,644       43,242       85,663       5,990     269,677
                                     ---------    ---------    ---------    ---------   ---------   ---------
    Total interest
      sensitive assets                 130,495       30,252       61,985      158,663      52,401     433,796
                                     ---------    ---------    ---------    ---------   ---------   ---------

Interest sensitive liabilities:
  NOW and savings deposits             124,504           --           --           --          --     124,504
  Money market deposits                 18,089           --           --           --          --      18,089
  Time deposits                         37,644       29,628       42,158       61,194          37     170,661
  Repurchase agreements and
    other borrowings                    31,023           --           --       13,000          --      44,023
                                     ---------    ---------    ---------    ---------   ---------   ---------
    Total interest
      sensitive liabilites             211,260       29,628       42,158       74,194          37     357,277
                                     ---------    ---------    ---------    ---------   ---------   ---------
Interest sensitivity gap             $ (80,765)   $     624    $  19,827    $  84,469   $  52,364   $  76,519
                                     =========    =========    =========    =========   =========   =========

Cumulative interest sensitivity gap  $ (80,765)   $ (80,141)   $ (60,314)   $  24,155   $  76,519
                                     =========    =========    =========    =========   =========

Percentage cumulative gap
  to total interest sensitive assets    (18.6)%      (18.5)%      (13.9)%        5.6 %      17.6 %


     Of the loans in the above table that either mature or can be repriced in periods over 1 year, $46,664 have adjustable rates and $44,989 have fixed rates. Investment security prepayments were estimated using recent market information.

--------------------------------------------------------------------------------

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

     Change in Net Interest Income and Market Value of Portfolio Equity
                    December 31, 1998 (in thousands)

                  Changes in                       Changes in Market Value
 Change in        Net Interest Income (1)          of Portfolio Equity (2)
  Interest        -----------------------          -----------------------
   Rates           Amount       Percent              Amount       Percent
----------        --------------------------------------------------------
Up  3%            $ 2,562       14.43 %             $ 1,044        1.90 %
Up  2%              1,772        9.98                 1,434        2.61
Up  1%                854        4.81                 1,192        2.17
Down 1%              (581)      (3.27)                 (831)      (1.51)
Down 2%            (1,257)      (7.08)               (2,672)      (4.87)
Down 3%            (1,806)     (10.17)               (4,516)      (8.23)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.

(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     The negative one year cumulative interest sensitivity gap of $60,314,000 in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change with the same magnitude over the same period of time as changes in the prime or indices that reprice many loans.
     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the above analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.


INVESTMENT PORTFOLIO

     The investment portfolio consists primarily of securities for which an active market exists. The Bank's policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk.

     The following table presents information on the book and market values, maturities and taxable equivalent yields of investment securities at the end of the last 3 years (in thousands, except yields and footnote):

------------------------------------------------------------------------------------------------------------------------------------
                                       1998                                1997                                1996
                         ---------------------------------   ----------------------------------   ----------------------------------
                                                   Taxable                              Taxable                              Taxable
                            Book       Market   Equivalent      Book      Market     Equivalent      Book      Market     Equivalent
                           Value        Value        Yield     Value       Value          Yield     Value       Value          Yield
                         ---------   ---------- ----------   ---------   ---------   ----------   ---------   ---------   ----------
U.S. Government:
  Within 1 year          $ 25,000     $25,075      6.00 %    $ 19,001     $19,004        6.24 %    $ 32,073   $ 32,060        5.69 %
  1 to 5 years              7,018       7,166      6.26        32,144      32,188        6.06        62,907     62,922        6.18
                         ---------   ----------             ----------   ---------                 ---------  ---------
    Total                  32,018      32,241      6.06        51,145      51,192        6.13        94,980     94,982        6.02
                         ---------   ----------             ----------   ---------                 ---------  ---------

Federal Agencies:
  Within 1 year             2,005       2,021      6.10         5,995       5,993        5.51           750        750        3.98
  1 to 5 years             41,292      42,376      6.59        37,002      37,191        6.51        30,075     30,115        6.32
  6 to 10 years            10,906      11,020      6.19        17,913      17,930        6.67        21,103     21,022        6.67
  After 10 years           20,511      20,573      6.00           918         922        7.20           930        936        7.24
                         ---------   ---------              ----------   ---------                 ---------  ---------
    Total                  74,714      75,990      6.36        61,828      62,036        6.47        52,858     52,823        6.47
                         ---------   ---------              ----------   ---------                 ---------  ---------

State and Municipal:
  Within 1 year               499         503      6.40           521         520        9.24           744        748        9.47
  1 to 5 years              5,326       5,516      8.21         4,297       4,412        8.42         3,119      3,178        7.79
  6 to 10 years            20,848      21,690      7.44        12,247      12,535        8.19        11,318     11,502        7.78
  After 10 years            8,791       9,065      7.42         5,339       5,438        8.07         6,836      6,857        7.71
                         ---------   ---------              ----------   ---------                 ---------  ---------
    Total                  35,464      36,774      7.54        22,404      22,905        8.23        22,017     22,285        7.82
                         ---------   ---------              ----------   ---------                 ---------  ---------

Other Investments:
  Within 1 year                --          --        --            --          --          --            --         --          --
  1 to 5 years              6,119       6,246      6.65         3,168       3,168        6.52           427        427        6.52
  6 to 10 years            10,921      10,991      6.20         2,042       2,042        7.95         2,998      2,998        6.97
  After 10 years            2,482       2,501      7.12         2,490       2,490        6.96         2,477      2,477        7.12
                         ---------   ---------              ----------   ---------                 ---------   --------
    Total                  19,522      19,738      6.46         7,700       7,700        7.06         5,902      5,902        7.01
                         ---------   ---------              ----------   ---------                 ---------   --------

    Total portfolio      $161,718    $164,743      6.57 %    $143,077    $143,833        6.64 %    $175,757    $175,992       6.38 %
                         =========   =========               =========   =========                 =========   =========


     At December 31, 1998 securities available for sale (at amortized cost) totaled $103,841,000 and included $19,030,000 in U. S. Government securities, $49,843,000 in federal agencies, $15,446,000 in state and municipal, and $19,522,000 in other securities. A net unrealized gain of $1,118,000 related to these securities at December 31, 1998. At December 31, 1997, securities available for sale (at amortized cost) totaled $81,526,000 and included $35,033,000 in U. S. Government securities, $28,950,000 in federal agencies, $9,914,000 in state and municipal and $7,629,000 in other securities. A net unrealized gain of $621,000 related to these securities at December 31, 1997.
     Securities held to maturity totaled $57,877,000 and $60,611,000 at December 31, 1998 and 1997, respectively and had respective estimated fair values of $59,207,000 and $61,367,000. Of the amount at December 31, 1998, $12,988,000, or
22%, were U. S. Government direct obligations, $24,871,000 or 43% were federal agencies and $20,018,000 or 35% were state and municipal securities. Securities held to maturity at December 31, 1998 consisted of $14,992,000 due in one year or less, $22,647,000 due after one year through five years, $13,515,000 due in five years through ten years and $6,723,000 due after ten years. The state and municipal securities were diversified among many different issues and localities.
     The market value of securities held to maturity at December 31, 1998 exceeded the book value by $1,330,000. No losses are anticipated since the Corporation has the ability and intent to hold these securities until their respective maturities.


Loan Portfolio

     Total gross loans increased $14,884,000 or 6% during 1998. As shown in schedule A below, the primary increases in types of loans were construction and land development loans, real estate loans secured by nonfarm, nonresidential properties, real estate loans secured by 1 - 4 family residential properties, and commercial and industrial loans.
     The loan portfolio is diversified and consists of 56% mortgage loans, 26% commercial loans and 18% consumer loans.
     Note 11 of the Consolidated Financial Statements presents related party loan activity. A substantial portion of the loan additions and payments result from floorplan activity by two automobile dealerships owned separately by two of the Corporation's Directors.
     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.


Real Estate Loans

     Commercial real estate loans have received considerable attention in recent years by the bank regulators and the news media. The concerns have been in real estate values in certain areas of the country and the quality of banks' commercial real estate portfolios. It is difficult to measure commercial real estate values within the Corporation's trade area due to the light sales activity. Commercial real estate values did not escalate to levels seen in other areas of the state and country during the ten years prior to the last recession and management has not detected a significant change in values within the Corporation's trade area during 1998 or 1997. Management has confined its real estate lending to its trade area and has always taken a conservative approach in its lending practice to maintain equity in real estate loans.
     The Corporation is conforming to the real estate appraisal guidelines set forth by the Comptroller of the Currency.
     The total of outstanding real estate loans at December 31, 1998 was $151,825,000. This consisted of $95,711,000 or 63% in loans secured by 1-4 family residential properties, $44,251,000 or 29% in loans secured by non-farm, non-residential properties, $8,104,000 or 5% in construction and land development, $1,491,000 or 1% in loans secured by farmland and $2,268,000 of other real estate loans.
     Nonperforming real estate loans at December 31, 1998 and 1997 were $58,000 and $281,000, respectively. There were no real estate loans on accrual status and past due 90 days or more at December 31, 1998 or at December 31, 1997.


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

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Foreclosed properties of $385,000 at December 31, 1998 and 1997 include two commercial real estate properties. There were no foreclosed properties held at the close of 1996.
     At December 31, 1998 and 1997, loans in a nonaccrual or restructured status totaled approximately $190,000 and $393,000, respectively. As shown in schedule C below, loans on accrual status and past due 90 days or more have increased to $249,000 in 1998 from $181,000 in 1997. The total of nonperforming loans and loans past due 90 days or more at December 31, 1998 was $439,000, a decrease of $135,000 from the $574,000 reported at December 31, 1997. Net charge-offs as a percentage of average loans decreased to .15% in 1998 from .36% in 1997. Two commercial real estate loan charge-offs resulted in the higher 1997 ratio. Management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Management   has  in  place  an   aggressive   program  to   control   loan
delinquencies, and the level of past due loans and nonperforming loans is considered to be within an acceptable range. Total nonperforming loans and loans past due 90 days or more represent .16% of total loans at December 31, 1998 and
 .23% at December 31, 1997. Total nonperforming loans and past due loans 90 days or more on an accrual status is considered low by industry standards.


     A. The following table presents the year-end balances of loans, classified by type (in thousands):
                                                        1998      1997      1996      1995      1994
                                                      -------   -------   -------   -------   -------
Real estate loans:
  Construction and land development                   $ 8,104  $  4,458  $  3,640  $  5,499  $  4,130
  Secured by farmland                                   1,491     1,276     1,169     1,032       872
  Secured by 1-4 family residential
      properties                                       95,711    94,472    90,495    81,667    75,691
  Secured by multi-family (5 or more)
      residential properties                            2,268     1,522       772       751       518
  Secured by nonfarm, nonresidential
      properties                                       44,251    41,368    35,289    33,950    29,003

Loans to farmers                                        2,293     2,761     2,672     2,529     2,173
Commercial and industrial loans                        67,154    57,980    49,247    46,902    41,804
Loans to individuals for personal
  expenditures                                         46,494    48,545    51,066    42,063    36,027
Loans for nonrated industrial
  development obligations                               1,895     2,398     2,565     1,901     2,155
All other loans                                            15        13       124        61       255
                                                      -------  --------   -------   -------   -------

  Total loans                                        $269,676  $254,793  $237,039  $216,355  $192,628
                                                     ========  ========  ========  ========  ========


There were no foreign loans outstanding during any of the above periods.



     B. An analysis of the loan maturity and interest rate sensitivity is as follows:

                                  Remaining Maturities or First Repricing Opportunities
                                                        (in thousands)
                                 -------------------------------------------------------
                                               Over 1      Over
                                   1 Year     Year to      Five
                                  or Less     5 Years     Years        Total     Percent
                                 ---------   ---------   --------   ----------
Commercial, financial
  and agricultural               $ 74,117     $ 5,558     $  225     $ 79,900      29.6%

Mortgage                           84,794      46,660      5,040      136,494      50.6%

Consumer                           19,113      33,445        725       53,283      19.8%
                                 ---------   ---------    -------    ---------  --------
                                 $178,024     $85,663     $5,990     $269,677     100.0%
                                 =========   =========    =======    =========  ========

Rate Sensitivity:

Pre-determined rate                19,490      39,093      5,896       64,479      23.9%

Floating or adjustable rate       158,534      46,570         94      205,198      76.1%
                                 ---------   ---------    -------    ---------  --------
                                  178,024      85,663      5,990      269,677     100.0%
                                 =========   =========    =======    =========  ========

Percent                              66.0%       31.8%       2.2%       100.0%


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


     C.  Nonperforming loans and loans past due 90 days or more (in  thousands, except ratios):

                                                           1998     1997     1996     1995     1994
                                                          ------   ------   ------   ------   ------
Nonaccruing loans:
  Real Estate                                              $ 58     $281     $ 14     $290     $ 36
  Commercial                                                132      102        -        -       40
  Agricultural                                                -       10       19       16        -
                                                          ------   ------   ------   ------   ------
    Total nonaccruing loans                                 190      393       33      306       76
                                                          ------   ------   ------   ------   ------

Restructured loans:
  Commercial                                                  -        -        -        -      109
                                                          ------   ------   ------   ------   ------
    Total restructured loans                                  -        -        -        -      109
                                                          ======   ======   ======   ======   ======
      Total nonperforming loans                            $190     $393     $ 33     $306     $185
                                                          ======   ======   ======   ======   ======

Loans on accrual status past due 90 days or more:
    Real Estate                                            $  -     $  -     $  -     $ 23     $  -
    Consumer                                                235      160      241       95      112
    Revolving credit                                          4        5        3        6        1
    Commercial                                                3        -      225       22        -
    Agricultural                                              7       16       10       15        -
                                                          ======   ======   ======   ======   ======
      Total past due loans                                 $249     $181     $479     $161     $113
                                                          ======   ======   ======   ======   ======

Asset Quality Ratios:
  Reserve for loan losses
    to year-end net loans                                  1.42%    1.29%    1.30%    1.28%    1.29%
  Nonperforming loans
    to year-end net loans                                   .07%     .15%     .01%     .14%     .10%
  Reserve for loan losses
    to nonperforming loans                                 8.34X    8.34X   93.03X    9.01X   13.26X


     At December 31, 1998, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Summary of Loan Loss Experience


An analysis of the reserve for losses is set forth in the following table (in thousands):
                                                  1998       1997       1996       1995       1994
                                                --------   --------   --------   --------   --------
Balance at beginning of period                   $3,277     $3,070     $2,757     $2,454     $2,256
                                                --------   --------   --------   --------   --------

Charge-offs:
  Commercial loans                                   68        452          9          -          5
  Real estate loans                                   -          -          -          -         14
  Consumer loans                                    440        540        493        241        112
                                                --------   --------   --------   --------   --------
                                                    508        992        502        241        131
                                                --------   --------   --------   --------   --------

Recoveries:
  Commercial loans                                    9          -          3          -          -
  Real estate loans                                   -          -          -          -          4
  Consumer loans                                    116         99        114         60         53
                                                --------    -------   --------   --------   --------
                                                    125         99        117         60         57
                                                --------    -------   --------   --------   --------

Net charge-offs                                     383        893        385        181         74
Provision for loan losses                           927      1,100        673        484        272
Other                                                 -          -         25          -          -
                                                --------    -------   --------   --------   --------
Balance at end of period                         $3,821     $3,277     $3,070     $2,757     $2,454
                                                ========    =======   ========   ========   ========

Percent of net charge-offs
  to average net loans outstanding
  during the period                                 .15%       .36%       .17%       .09%      0.04%
                                                ========    =======   ========   ========   ========


     The reserve for loan losses is based upon the quality of loans as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amount of secured and unsecured loans, banking industry standards and averages, and general economic conditions. At the time that collection of the outstanding balance of specific loans together with related interest is considered doubtful, such loans are placed in a nonaccruing status.

Deposits


     The  following  table  presents  the average  balances of deposits  and the average rates paid on those deposits for the past 3 years (in thousands):

                                                             1998                   1997                    1996
                                                    ---------------------   ---------------------   ---------------------
                                                     Average     Average     Average     Average     Average     Average
                                                     Balance       Rate      Balance       Rate      Balance       Rate
                                                    ---------   ---------   ---------   ---------   ---------   ---------
Demand deposits -
  non-interest bearing                              $ 40,134         - %    $ 39,752         - %    $ 34,723         - %
Demand deposits - interest bearing                    51,116       2.36%      48,893       2.88%      43,012       2.90%
Money market                                          19,031       2.86%      19,463       2.94%      21,414       2.98%
Savings                                               67,265       2.90%      70,238       3.05%      65,764       3.06%
Time                                                 174,123       5.32%     176,403       5.44%     172,390       5.61%
                                                    ---------               ---------               ---------

                                                    $351,669       3.69%    $354,749       3.87%    $337,303       4.02%
                                                    =========               =========               =========


Certificates of Deposit

     Certificates of deposit at the end of 1998 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                $ 8,590
Over 3 through 6 months           5,239
Over 6 through 12 months          5,508
Over 12 months                   13,514
                                -------
                                $32,851
                                =======


Return on Assets and
Shareholders' Equity

     The following table presents certain rates of return and percentages for the past 3 years:

                                              1998     1997     1996
                                             ------   ------   ------

Return on average assets                      1.64%    1.47%    1.24%
Return on average shareholder's equity       13.79%   12.51%   10.12%
Dividend payout ratio                        39.43%   40.08%   44.97%
Average shareholders' equity to
  average assets                             11.86%   11.78%   12.22%

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


                                            Quarterly Financial Results
                                       (in thousands, except per share amounts)
                                  American National Bankshares Inc. and Subsidiary

                                                         Fourth     Third    Second     First
                       1998                             Quarter   Quarter   Quarter   Quarter
                                                        -------   -------   -------   -------
Interest income.......................................   $8,346    $8,244    $8,093    $7,971
Interest expense......................................    3,651     3,702     3,587     3,532
                                                        -------   -------   -------   -------

  Net interest income.................................    4,695     4,542     4,506     4,439
Provision for loan losses.............................      249       203       223       252
                                                        -------   -------   -------   -------
  Net interest income after provision.................    4,446     4,339     4,283     4,187

Non-interest income...................................    1,164       989       980       896
Non-interest expense..................................    2,850     2,692     2,748     2,673
                                                        -------   -------   -------   -------

  Income before income tax provision..................    2,760     2,636     2,515     2,410
Income tax provision..................................      801       809       764       749
                                                        -------   -------   -------   -------

  Net income..........................................   $1,959    $1,827    $1,751    $1,661
                                                        =======   =======   =======   =======

Per common share:
  Net income..........................................   $  .64    $  .60    $  .58    $  .54
  Cash dividends......................................   $  .24    $  .24    $  .24    $  .21


                       1997

Interest income.......................................   $8,053    $7,916    $7,883    $7,876
Interest expense......................................    3,665     3,629     3,619     3,677
                                                        -------   -------   -------   -------

  Net interest income.................................    4,388     4,287     4,264     4,199
Provision for loan losses.............................      338       262       257       243
                                                        -------   -------   -------   -------
  Net interest income after provision.................    4,050     4,025     4,007     3,956

Non-interest income...................................      845       835       783       738
Non-interest expense..................................    2,722     2,466     2,542     2,515
                                                        -------   -------   -------   -------

  Income before income tax provision..................    2,173     2,394     2,248     2,179
Income tax provision..................................      630       749       704       642
                                                        -------   -------   -------   -------

  Net income..........................................   $1,543    $1,645    $1,544    $1,537
                                                        =======   =======   =======   =======

Per common share:
  Net income..........................................   $  .50    $  .54    $  .48    $  .47
  Cash dividends......................................   $  .21    $  .21    $  .21    $  .18


MANAGEMENT'S REPORT ON
FINANCIAL STATEMENTS


     The following consolidated financial statements and related notes to consolidated financial statements of American National Bankshares Inc. and Subsidiary were prepared by Management which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on Management's best estimates and judgement. Financial information elsewhere in this Annual Report is presented on a basis consistent with that in the financial statements.
     In meeting its responsibility for the fair presentation of the financial statements, Management relies on the Corporation's comprehensive system of internal accounting controls. This system provides reasonable assurance that assets are safeguarded and transactions are recorded to permit the preparation of appropriate financial information. The system of internal controls is characterized by an effective control-oriented environment within the Corporation which is augmented by written policies and procedures, internal audits and the careful selection and training of qualified personnel.
     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit and Compliance Committee of the Board of Directors which is comprised of three outside directors. The accounting system and related controls are reviewed by an extensive program of internal audits. The Audit and Compliance Committee meets regularly with the internal auditors to review their work and ensure that they are properly discharging their responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal audits and any findings with respect to the system of internal controls. The Audit and Compliance Committee also meets periodically with representatives of Arthur Andersen LLP, the Corporation's independent public accountants, to discuss the results of their audit as well as other audit and financial matters. Reports of examinations conducted by the Office of the Comptroller of the Currency are also reviewed by the committee members.
     The responsibility of Arthur Andersen LLP is limited to an expression of their opinion as to the fairness of the financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.



/s/ Charles H. Majors
President and Chief Executive Officer


/s/ T. Allen Liles
Senior Vice President, Secretary, Treasurer and Chief Financial Officer

January 21, 1999

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS



To American National Bankshares Inc.:

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
Charlotte, North Carolina,
January 21, 1999


Consolidated Balance Sheets
December 31, 1998 and 1997
American National Bankshares Inc. and Subsidiary

-----------------------------------------------------------------------------------------------------------
ASSETS                                                                              1998           1997
                                                                                -------------  -------------
Cash and due from banks .....................................................   $ 14,071,687   $ 13,386,440
Interest-bearing deposits in other banks ....................................        706,245        366,110

 Investment securities:
  Securities available for sale (at market value)............................    105,535,523     82,466,034
  Securities held to maturity (market value of $59,207,124
    in 1998 and $61,367,264 in 1997).........................................     57,877,279     60,610,993
                                                                                -------------  -------------
      Total investment securities............................................    163,412,802    143,077,027
                                                                                -------------  -------------

Loans .......................................................................    269,676,596    254,792,918
  Less
    Unearned income..........................................................       (157,315)      (343,211)
    Reserve for loan losses..................................................     (3,821,447)    (3,277,179)
                                                                                -------------  -------------
         Net loans............................................................    265,697,834    251,172,528
                                                                                -------------  -------------

 Bank premises and equipment, at cost, less accumulated
  depreciation of $7,164,459 in 1998 and $6,349,589 in 1997 .................      7,603,080      6,514,286
Accrued interest receivable and other assets ................................      8,891,186      9,123,469
                                                                                -------------  -------------
        Total assets.........................................................   $460,382,834   $423,639,860
                                                                                =============  =============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing....................................   $ 45,070,732   $  41,754,876
  Demand deposits -- interest bearing........................................     55,883,458      52,029,224
  Money market deposits......................................................     18,089,331      17,151,352
  Savings deposits...........................................................     68,620,629      69,550,353
  Time deposits..............................................................    170,660,739      171,117,111
                                                                                -------------    -------------
         Total deposits .....................................................    358,324,889      351,602,916
                                                                                -------------    -------------

  Federal funds purchased....................................................             --        1,500,000
  Repurchase agreements......................................................     31,022,834       18,038,964
  FHLB Borrowings............................................................     13,000,000               --
  Accrued interest payable and other liabilities.............................      3,174,465        2,495,215
                                                                                -------------    -------------
        Total liabilities....................................................    405,522,188      373,637,095
                                                                                -------------    -------------

 Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding.........................................................             --               --
   Common stock, $1 par,10,000,000 shares authorized,
    3,051,733 shares outstanding in 1998 and 1997 ...........................      3,051,733        3,051,733
  Capital in excess of par value.............................................      9,892,304        9,892,304
  Retained earnings..........................................................     40,798,323       36,438,185
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale ...................      1,118,286          620,543
                                                                                -------------    -------------
        Total shareholders' equity...........................................     54,860,646       50,002,765
                                                                                -------------    -------------
        Total liabilities and shareholders' equity...........................   $460,382,834     $423,639,860
                                                                                =============    =============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



Consolidated Statements of Income
For The Years Ended December 31, 1998, 1997 and 1996
American National Bankshares Inc. and Subsidiary

-----------------------------------------------------------------------------------------------------------------
                                                                              1998          1997          1996
                                                                          -----------   -----------   -----------
Interest Income:
  Interest and fees on loans...........................................   $23,356,412   $22,441,097   $20,334,588
  Interest on federal funds sold and other.............................       271,524       237,204       434,674
  Income on investment securities:
    U S Government.....................................................     2,601,437     4,018,344     6,022,023
    Federal agencies...................................................     4,485,157     3,470,483     1,711,974
    State and municipal ...............................................     1,346,014     1,136,496       988,159
    Other investments..................................................       593,363       424,521       440,374
                                                                          -----------   -----------   -----------
      Total interest income............................................    32,653,907    31,728,145    29,931,792
                                                                          -----------   -----------   -----------
Interest Expense:
  Interest on deposits:
    Demand.............................................................     1,203,786     1,408,255     1,245,678
     Money market.......................................................       545,061       571,873       637,954
    Savings............................................................     1,949,958     2,140,158     2,012,717
    Time...............................................................     9,260,295     9,589,470     9,670,514
  Interest on fed funds and repos......................................     1,116,315       880,392       803,099
  Interest on other borrowings.........................................       396,183            --             -
                                                                          -----------   -----------   -----------
      Total interest expense...........................................    14,471,598    14,590,148    14,369,962
                                                                          -----------   ------------  -----------
Net Interest Income....................................................    18,182,309    17,137,997    15,561,830
Provision for Loan Losses..............................................       927,000     1,100,000       673,291
                                                                          -----------   -----------   -----------
Net Interest Income After Provision
  For Loan Losses......................................................    17,255,309    16,037,997    14,888,539
                                                                          -----------   -----------   -----------
Non-Interest Income:
  Trust and investment services........................................     2,165,437     1,888,341     1,896,266
  Service charges on deposit accounts..................................       902,060       786,270       600,606
  Non-deposit fees and insurance commissions...........................       287,704       155,697       106,015
  Mortgage banking income..............................................       428,991       220,293            --
  Other income.........................................................       245,238       150,374        88,355
                                                                          -----------   -----------   -----------
    Total non-interest income..........................................     4,029,430     3,200,975     2,691,242
                                                                          -----------   -----------   -----------
Non-Interest Expense:
  Salaries.............................................................     5,126,819     4,810,783     4,083,106
  Pension and other employee benefits..................................     1,140,252     1,076,144       912,935
  Occupancy and equipment .............................................     1,663,880     1,437,285     1,211,974
  FDIC insurance ......................................................        73,911        77,801       466,663
  Postage and printing.................................................       447,609       429,128       397,409
  Core deposit intangible amortization.................................       449,816       450,179       317,961
  Merger related ......................................................            --            --     1,055,695
  Other ...............................................................     2,061,322     1,963,680     1,721,321
                                                                          -----------   -----------   -----------
    Total non-interest expense.........................................    10,963,609    10,245,000    10,167,064
                                                                          -----------   -----------   -----------
Income Before Income Tax Provision.....................................    10,321,130     8,993,972     7,412,717
Income Tax Provision...................................................     3,122,881     2,724,780     2,380,529
                                                                          -----------   -----------   -----------
Net Income.............................................................   $ 7,198,249   $ 6,269,192   $ 5,032,188
                                                                          ===========   ===========   ===========

Net Income Per Common Share:
  Basic................................................................        $ 2.36        $ 1.99        $ 1.54
  Diluted..............................................................        $ 2.36        $ 1.99        $ 1.54

Average Common Shares Outstanding:
  Basic................................................................     3,051,733     3,144,834     3,267,038
  Diluted..............................................................     3,052,659     3,144,834     3,267,038

The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS of CHANGES
in SHAREHOLDERS' EQUITY
For the Years Ended December  31, 1998, 1997 and 1996
American National Bankshares Inc. and Subsidiary


                                                  Common Stock                                        Accumulated
                                            -------------------------    Capital in                      Other            Total
                                                                         Excess of       Retained    Comprehensive   Shareholders'
                                               Shares        Amount      Par Value       Earnings        Income          Equity
                                            -----------   -----------   -----------   ------------   -------------   --------------
Balance, December 31, 1995...............     3,213,641    $3,213,641    $9,966,711    $35,223,572     $  628,067      $49,031,991

Net income...............................            --            --            --      5,032,188             --        5,032,188

Change in unrealized gains on securities
  available for sale, net of tax.........            --            --            --             --       (314,456)       (314,456)
                                                                                                                    --------------
Comprehensive income.....................                                                                4,717,732

Exercise of stock options................        66,270        66,270       668,192             --              --        734,462
Cash paid for fractional shares..........          (113)         (113)       (3,318)            --              --         (3,431)

Cash dividends, at $.69 per share........            --            --            --     (2,263,060)             --     (2,263,060)
                                           ------------   -----------   -----------   ------------   -------------   --------------
Balance, December 31, 1996...............     3,279,798     3,279,798    10,631,585     37,992,700         313,611     52,217,694

Net income...............................            --            --            --      6,269,192              --      6,269,192

Change in unrealized gains on securities
  available for sale, net of tax.........            --            --            --             --         306,932        306,932
                                                                                                                     --------------
Comprehensive income.....................                                                                6,576,124

Stock repurchase.........................      (228,065)     (228,065)     (739,281)    (5,310,752)              -     (6,278,098)

Cash dividends, at $.81 per share........            --            --            --     (2,512,955)              -     (2,512,955)
                                           ------------   -----------   -----------   ------------   -------------   --------------
Balance, December 31, 1997...............     3,051,733     3,051,733     9,892,304     36,438,185         620,543     50,002,765

Net income...............................            --            --            --      7,198,249              --      7,198,249

Change in unrealized gains on securities
  available for sale, net of tax.........            --            --            --             --         497,743        497,743
                                                                                                                     --------------

Comprehensive income.....................                                                                7,695,992

Cash dividends, at $.93 per share........            --            --            --      (2,838,111)            --     (2,838,111)
                                           ------------   -----------   -----------   --------------  ------------   --------------
Balance, December 31, 1998...............     3,051,733    $3,051,733    $9,892,304     $40,798,323    $ 1,118,286    $54,860,646
                                           ============   ===========   ===========   ==============  ============   ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Cash Flows
For the Years Ended December 31, 1998, 1997 and 1996
American National Bankshares Inc. and Subsidiary


                                                                                  1998            1997            1996
                                                                             -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net income..............................................................   $  7,198,249    $  6,269,192    $  5,032,188
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses...........................................        927,000       1,100,000         673,291
      Depreciation........................................................        814,870         720,446         562,299
      Core deposit intangible amortization................................        449,816         450,179         317,961
      Amortization (accretion) of premiums and discounts
        on investment securities..........................................        (42,918)        (56,111)         36,737
      (Gain) loss on sale of securities...................................        (18,300)        (30,912         338,103
      Gain on sale of loans...............................................       (428,991)       (220,293)             --
      Gain on sale of real estate owned...................................             --              --              --
      Gain on sale of property and equipment..............................             --              --         (32,015)
      Deferred income taxes benefit.......................................       (312,768)       (154,749)        (61,225)
      Reconciliation of fiscal year of merged company to calendar year....             --              --        (379,006)
      (Increase) decrease in interest receivable..........................       (159,538)        311,723        (227,123)
      Increase in other assets............................................         (1,639)       (203,721)       (112,123)
      (Decrease) increase in interest payable.............................        (21,910)       (224,020)        522,644
      Increase (decrease) in other liabilities............................        701,160         246,124        (324,563)
                                                                             -------------   -------------   -------------
      Net cash provided by operating activities...........................      9,105,031       8,207,858       6,347,168
                                                                             -------------   -------------   -------------

Cash Flows from Investing Activities:
  Acquisition of branch operations........................................             --              --      14,866,883
  Proceeds from maturities, calls, and sales of securities ...............     47,430,116      53,402,611      56,166,496
  Purchases of securities available for sale..............................    (55,738,003)    (20,170,962)    (28,709,857)
  Purchases of securities held to maturity................................    (11,212,515)             --     (53,916,004)
  Net increase in loans...................................................    (15,023,315)    (18,542,833)    (16,108,172)
  Proceeds from sale of property and equipment............................             --              --         158,047
  Purchases of property and equipment.....................................     (1,903,664)       (849,981)       (993,541)
                                                                             -------------   -------------   -------------
  Net cash (used in) provided by investing activities.....................    (36,447,381)     13,838,835     (28,536,148)
                                                                             -------------   -------------   -------------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits..................................................      7,178,345          10,271       8,929,414
  Net (decrease) increase in time deposits................................       (456,372)    (10,389,947)      3,186,875
  Net increase in Federal Home Loan Bank borrowings.......................     13,000,000              --              --
  Net increase (decrease) in federal funds purchased
    and repurchase agreements.............................................     11,483,870      (3,945,317)     13,912,246
  Cash dividends paid.....................................................     (2,838,111)     (2,512,955)     (2,263,060)
  Cash paid in lieu of fractional shares..................................             --              --          (3,431)
  Repurchase of stock.....................................................             --      (6,278,098)             --
  Proceeds from exercise of stock options.................................             --              --         460,000
                                                                             -------------   -------------   --------------
  Net cash provided by (used in) financing activities.....................     28,367,732     (23,116,046)     24,222,044
                                                                             -------------   -------------   --------------

Net  Increase (Decrease) in Cash and Cash Equivalents.....................      1,025,382      (1,069,353)      2,033,064

Cash and Cash Equivalents at Beginning of Period..........................     13,752,550      14,821,903      12,788,839
                                                                             -------------   -------------   --------------

Cash and Cash Equivalents at End of Period................................   $ 14,777,932    $ 13,752,550    $ 14,821,903
                                                                             =============   =============   ==============

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks...............................................   $ 14,071,687    $ 13,386,440    $ 14,622,925
    Interest-bearing deposits in other banks..............................        706,245         366,110         198,978
                                                                             -------------   -------------   --------------
                                                                             $ 14,777,932    $ 13,752,550    $ 14,821,903
                                                                             =============   =============   ==============

Supplemental Disclosure of Cash Flow Information:
  Interest paid...........................................................   $ 14,493,509    $ 14,814,169    $ 13,746,911
  Income taxes paid.......................................................   $  2,950,000    $  2,953,355    $  2,600,939
  Transfer of loans to other real estate owned............................   $    385,000    $         --    $         --

The accompanying notes to consolidated financial statements are an integral part of these statements.


                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996

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


Investment Securities
     The Corporation classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     The Corporation does not permit the purchase or sale of trading account securities. If such securities were permitted, market adjustments, fees, gains or losses and income earned on trading account securities would be included in non-interest income. Gains or losses realized from the sale of trading securities would be determined by specific identification and included in non-interest income.
     Premiums and discounts on investment securities are amortized using the interest method.


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


Bank Premises and Equipment
     Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated using primarily accelerated methods over estimated lives generally as follows: buildings, 10 to 50 years; and furniture and equipment, 3 to 10 years.


Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight line basis over 10 years. At December 31, 1998, the Bank had $3,183,000 recorded as core deposit intangibles, net of amortization. For the years ended December 31, 1998, 1997 and 1996, the Bank recorded core deposit intangible amortization of approximately $450,000, $450,000 and $318,000, respectively.


Foreclosed Properties
     Foreclosed properties are included in other assets, and they represent other real estate that has been acquired through loan or in-substance foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised annually, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.


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


Earnings Per Share
     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in 1998. This statement requires the dual presentation of basic and diluted earnings per share which are equal for the Corporation for all periods presented. No restatement of prior periods was required.


New Accounting Pronouncements
     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued which establishes standards for reporting and displaying comprehensive income and its components. This statement requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The disclosure requirements of SFAS No. 130 have been included in the Corporation's Consolidated Statements of Changes in Shareholders' Equity.
     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 15 to the Consolidated Financial Statements.
     In February, 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and postretirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in Note 12 to the Consolidated Financial Statements.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Adoption is not expected to have a material impact on the Corporation.

2.  Parent Company Financial Information:
     Condensed   parent  company   financial   information  is  as  follows  (in
thousands):

                                                  As of December 31
                                                  -----------------
     Condensed Balance Sheets                      1998       1997
     ------------------------                      ----       ----
     Assets:
       Investment in Subsidiary                   $54,831   $49,969
       Other Assets                                    30        34
                                                  -------   -------
         Total Assets                             $54,861   $50,003
                                                  =======   =======
     Shareholders' Equity                         $54,861   $50,003
                                                  =======   =======

                                                   For the Year Ended
                                                      December 31
                                                 -----------------------
     Condensed Statements of Income               1998     1997     1996
     ------------------------------               ----     ----     ----
     Dividends from Subsidiary                   $2,903   $8,820   $2,283
     Expenses                                       (44)     (33)      (2)
                                                 ------   ------   ------
     Income Before Equity in Undistributed
       Earnings of Subsidiary                     2,859    8,787    2,281
     Equity in Undistributed (Distributions in
       Excess of) Earnings of Subsidiary          4,339   (2,518)   2,751
                                                 ------   ------   ------

     Net Income                                  $7,198   $6,269   $5,032
                                                 ======   ======   ======

                                                    For the Year Ended
                                                        December 31
                                                 ------------------------
     Condensed Statements of Cash Flows            1998     1997     1996
     ----------------------------------            ----     ----     ----
     Cash provided by dividends received
       from Subsidiary                           $2,903   $8,820   $2,283
     Cash used for payment of dividends          (2,838)  (2,513)   2,263)
     Cash used for repurchase of stock               --   (6,278)      --
     Other                                          (19)     (33)     (11)
                                                 ------   ------   ------
     Net increase (decrease) in cash             $   46   $  ( 4)  $    9
                                                 ======   ======   ======


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

4.  Investment Securities:
     The amortized cost and estimated fair value of investments in debt securities at December 31, 1998 and 1997 were as follows (in thousands):

                                                       1998
                                -----------------------------------------------
                                  Amortized                           Estimated
                                     Cost       Gains      Losses    Fair Value
                                ------------   --------   --------   ----------
Securities held to maturity:
  U.S. Government                 $ 12,988      $   33     $   --     $ 13,021
  Federal agencies                  24,871         598         --       25,469
  State and municipal               20,018         713        (14)      20,717
                                ------------   --------   --------   ----------
  Total securities held
    to maturity                     57,877       1,344        (14)      59,207
                                ------------   --------   --------   ----------

Securities available for sale:
  U.S. Government                   19,030         190         --       19,220
  Federal agencies                  49,843         689        (11)      50,521
  State and municipal               15,446         633        (22)      16,057
  Other                             19,522         230        (14)      19,738
                                ------------   --------   --------   ----------
  Total securities
    available for sale             103,841       1,742        (47)     105,536
                                ------------   --------   --------   ----------
  Total securities                $161,718      $3,086     $  (61)    $164,743
                                ============   ========   ========   ==========

                                                      1997
                                 ----------------------------------------------
                                  Amortized                           Estimated
                                    Cost         Gains     Losses    Fair Value
                                 -----------   --------   --------   ----------
Securities held to maturity:
  U.S. Government                 $ 15,935      $   47     $   --     $ 15,982
  Federal agencies                  32,610         262        (54)      32,818
  State and municipal               12,066         503         (2)      12,567
                                 ----------    --------   --------   ----------
  Total securities held
    to maturity                     60,611         812        (56)      61,367
                                 ----------    --------   --------   ----------

Securities available for sale:
  U.S. Government                   35,033         177         --       35,210
  Federal agencies                  28,950         313        (45)      29,218
  State and municipal                9,914         424         --       10,338
  Other                              7,629          75         (4)       7,700
                                 ----------    --------   --------   ----------
  Total securities
    available for sale              81,526         989        (49)      82,466
                                 ----------    --------   --------   ----------
  Total securities                $142,137      $1,801     $ (105)    $143,833
                                 ==========    ========   ========   ==========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 1998, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                              Held to Maturity          Available for Sale
                          -------------------------   ------------------------
                           Amortized    Estimated     Amortized     Estimated
                             Cost       Fair Value       Cost       Fair Value
                          ----------   ------------   ----------   -----------
Due in one year or less    $ 14,992      $ 15,042      $ 12,512     $ 12,557
Due after one year
  through five years         22,647        23,305        37,108       37,999
Due after five years
  through ten years          13,515        13,984        29,160       29,717
Due after ten years           6,723         6,876        25,061       25,263
                          ==========   ===========    ==========   ==========
                           $ 57,877      $ 59,207      $103,841     $105,536
                          ==========   ===========    ==========   ==========

     Proceeds from calls exercised by the issuers of investments in debt securities were $14,753,000 in 1998, $1,236,000 in 1997 and $1,804,000 in 1996.
Proceeds from sales of investments in debt securities were $0 in 1998, $24,823,000 in 1997 and $19,234,000 in 1996. The Bank recognized gains of $18,000 on called securities during 1998, losses of $13,000 and gains of $44,000 on sale of securities during 1997 and losses of $592,000 and gains of $254,000 on sales of securities during 1996.
     Investment securities with a book value of approximately $49,989,000 at December 31, 1998 were pledged to secure deposits of the U. S. Government, state and political sub-divisions and for other purposes as required by law. Of this amount, $37,537,000 was pledged to secure repurchase agreements.


5.  Loans:
     Outstanding loans at December 31, 1998 and 1997 were composed of the following (in thousands):

                                                      1998             1997
                                                      ----             ----
Real Estate loans:
  Construction and land development                $  8,104         $  4,458
  Secured by farmland                                 1,491            1,276
  Secured by 1 - 4 family residential properties     95,711           94,472
  Secured by multi-family (5 or more)
    residential properties                            2,268            1,522
  Secured by nonfarm, nonresidential properties      44,251           41,368
Loans to farmers                                      2,293            2,761
Commercial and industrial loans                      67,154           57,980
Loans to individuals for personal expenditures       46,494           48,545
Loans for nonrated industrial development
  obligations                                         1,895            2,398
All other loans                                          15               13
                                                   --------         --------
  Total loans                                      $269,676         $254,793
                                                   ========         ========

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 1998, 1997 and 1996, loans in a nonaccrual or restructured status totaled approximately $190,000, $393,000 and $33,000, respectively.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 1998, 1997 and 1996, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans, if all such loans had been accruing interest at the original contractual rate, was $14,000, $18,000 and $40,000, respectively. No interest payments were recorded in 1998, 1997 or 1996 as interest income for all such nonperforming loans.
     Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     As of January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank had previously measured the reserve for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional reserve for loan losses was required as of January 1, 1995.
     For purposes of applying SFAS No. 114, commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are excluded from the scope of SFAS No. 114 as they are considered smaller-balance homogeneous loans that are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status.
     The Bank did not identify any loans as impaired at December 31, 1998.
     The loan portfolio is concentrated primarily in the immediate geographic region which is the Corporation's trade area consisting of the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 1998.

     An analysis of the reserve for loan losses is as follows (in thousands):

                                           1998        1997       1996
                                           ----        ----       ----
     Balance, beginning of year          $3,277      $3,070     $2,757
     Provision for loan losses
       charged to expense                   927       1,100        673
     Charge-offs                           (508)       (992)      (502)
     Recoveries                             125          99        117
     Other                                   --          --         25
                                         ------      ------     ------
     Balance, end of year                $3,821      $3,277     $3,070
                                         ======      ======     ======


6.  Time Deposits:
     Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $32,851,000, $32,815,000 and $34,472,000 at December
31, 1998, 1997 and 1996, respectively. Interest expense on such deposits during 1998, 1997 and 1996 was $1,436,000, $1,570,000 and $1,392,000, respectively.


7.  Short-Term Borrowings:
     Short-Term borrowings at December 31, 1998 and 1997 were composed of the following (in thousands):

                                                     As of December 31
                                                     -----------------
                                                       1998      1997
                                                       ----      ----
     Federal funds purchased                         $    --   $ 1,500
     Repurchase agreements                            31,023    18,039
                                                     -------   -------
       Total short-term borrowings                   $31,023   $19,539
                                                     =======   =======

     Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.

8.  Stock Options:
     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No.123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 (APB No.
25) use the intrinsic value method in determining compensation expense, which represents the excess of the market price of stock over the exercise price on the measurement date. The Corporation elected to remain under APB No. 25 for accounting for stock options. Since the exercise price of all options granted was equal to or exceeded the market value of the stock at the date of grant, no compensation expense has been recognized.
     The following table reflects pro forma net income and earnings per share had the Corporation elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share data):

                                                       1998     1997
                                                       ----     ----
     Net Income:
       As reported                                   $7,198   $6,269
       Pro forma                                      7,036    6,240
     Basic earnings per share
       As reported                                   $ 2.36   $ 1.99
       Pro forma                                       2.31     1.98

     At December 31, 1998 and 1997, the Corporation had 150,000 shares of its authorized but unissued common stock reserved for its incentive and nonqualified stock option plan.
     A summary of stock option transactions under the plan follows:

                                                     Option    Option Price
                                                     Shares       Per Share
                                                     ------    ------------

     Outstanding at December 31, 1996                    --              --
     Granted                                         16,800          $28.00
     Exercised                                           --              --
     Forfeited                                          800           28.00
                                                     ------   -------------
     Outstanding at December 31, 1997                16,000          $28.00
     Granted                                         21,000   $31.25-$37.50
     Exercised                                           --              --
     Forfeited                                        1,100          $28.00
                                                     ------   -------------
     Outstanding at December 31, 1998                35,900      $28-$37.50
                                                     ======   =============

     The following table summarizes information related to stock options outstanding on December 31, 1998:

     Exercise   Number of Options Outstanding   Number of Options Exercisable
      Prices         at December 31, 1998           at December 31, 1998
     --------   -----------------------------   -----------------------------

      $28.00               14,900                         14,900
      $31.25                7,000                          7,000
      $34.375               7,000                             --
      $37.50                7,000                             --

9.  Income Taxes:
     The components of the Corporation's net deferred tax assets as of December 31, 1998 and December 31, 1997, were as follows (in thousands):

                                                 December 31   December 31
                                                 -----------   -----------
                                                    1998          1997
                                                    ----          ----
     Deferred tax assets:
     Reserve for loan losses                        $1,096       $  911
     Deferred compensation                             274          247
     Other                                             196          201
                                                    ------       ------
                                                     1,566        1,359
     Valuation allowance                              (153)        (136)
                                                    ------       ------
     Total deferred tax assets                       1,413        1,223
                                                    ------       ------
     Deferred tax liabilities:
       Depreciation                                    241          230
       Net unrealized gains                            576          320
       Accretion of discount                           137          211
       Other                                           117          171
                                                    ------       ------
     Total deferred tax liabilities                  1,071          932
                                                    ------       ------

     Net deferred tax assets                        $  342       $  291
                                                    ======       ======

     The provision for income taxes consists of the following (in thousands):

                                           1998      1997      1996
                                           ----      ----      ----
     Taxes currently payable             $3,436    $2,880    $2,442
     Deferred tax benefit                  (313)     (155)      (61)
                                         ------    ------    -- ---
                                         $3,123    $2,725    $2,381
                                         ======    ======    ======

     The effective rates of the provision differ from the statutory federal income tax rates due to the following items:

                                           1998       1997      1996
                                           ----       ----      ----
     Federal statutory rate                34.0%      34.0%     34.0%
     Non-taxable interest income           (3.8)      (3.6)     (3.6)
     Non-deductible merger expenses          --         --       2.3
     Other                                   .1       ( .1)     ( .6)
                                           -----      -----     -----
                                           30.3%      30.3%     32.1%
                                           =====      =====     =====


10.  Commitments and Contingent Liabilities:
     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.
     Commitments to extend credit, which amounted to $67,466,000 and $64,774,000 at December 31, 1998 and 1997, respectively, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were $952,000 in commitments at December 31, 1998 and none at December 31, 1997 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 1998 and 1997 the Bank had $682,000 and $1,500,000 in outstanding standby letters of credit.

     Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position or consolidated results of operations.
     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. At December 31, 1998, this reserve requirement was approximately $5,946,000.


11.  Related Party Transactions:
     The Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The total amount of loans outstanding to the executive officers, directors and their business interests was $9,572,000 and $11,825,000 at December 31, 1998 and 1997, respectively. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 1998, 1997 and 1996 was approximately 4.0% of gross loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 1998, none of these loans were restructured, nor were any related party loans charged off during 1998. An analysis of these loans for 1998 is as follows (in thousands):

     Balance, beginning of year      $11,825
     Additions                        18,204
     Repayments                      (20,457)
                                     -------
     Balance, end of year            $ 9,572
                                     =======


12.  Employee Benefit Plans:
     The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     The following table sets forth the plan's funded status as of December 31, 1998 and 1997 (in thousands):

                                                         1998      1997
                                                         ----      ----
     Change in benefit obligation:
       Benefit obligation at beginning of year        $ 3,431   $ 3,913
       Service cost                                       198       193
       Interest cost                                      240       274
       Actuarial gain                                     175       145
       Benefits paid                                     (124)   (1,094)
                                                      --------  --------
       Benefit obligation at end of year              $ 3,920   $ 3,431
                                                      ========  ========
     Change in plan assets:
       Fair value of plan assets at beginning of year $ 3,796   $ 3,782
       Actual return on plan assets                       877     1,058
       Employer contributions                              --        50
       Benefits paid                                     (124)   (1,094)
                                                      --------  --------
       Fair value of plan assets at end of year       $ 4,549   $ 3,796
                                                      ========  ========

       Funded status                                  $   629   $   365
       Unrecognized net actuarial gain                   (365)       34
       Unrecognized net obligation at transition          (54)      (67)
       Unrecognized prior service cost                   (192)     (216)
                                                      --------  --------
       Prepaid benefit cost                           $    18   $   116
                                                      ========  ========

     Major assumptions and net periodic pension cost include the following (in thousands):

                                                   1998      1997      1996
                                                   ----      ----      ----
Weighted-average assumptions:
  Discount rate:
    Post-retirement                                6.00%     6.00%     6.00%
    Pre-retirement                                 7.00      7.00      7.00

  Expected return on plan assets                   8.00      8.00      6.25
  Rate of compensation increase                    4.00      4.00      4.00

Components of net periodic benefit cost:
  Service cost                                    $ 198     $ 193     $ 125
  Interest cost                                     240       274       186
  Expected return on plan assets                   (304)     (303)     (204)
  Amortization of prior service cost                (24)      (24)      (24)
  Amortization of net obligation at transition      (12)      (12)      (12)
  Recognized net actuarial gain                      --        23         9
                                                  ------    ------    ------
  Net periodic benefit cost                       $  98     $ 151     $  80
                                                  ======    ======    ======

     During 1996, Mutual's non-contributory defined benefit pension plan was terminated and settled with payments to Mutual employees. As a result of this transaction, the Bank recorded a net curtailment and settlement gain of $102,000 during 1996.
     A non-contributory deferred compensation plan was adopted in 1982 by the Board of Directors of the Bank which covers certain key executives. This plan is being funded primarily by insurance and the expense was $151,000, $129,000 and $122,000 for years 1998, 1997 and 1996.
     A 401(k) savings plan was adopted in 1995 which covers substantially all full-time employees of the Bank who have at least one year of service. The Bank matches a portion of the contribution made by employee participants. The Bank contributed $92,000, $87,000 and $83,000 in 1998, 1997 and 1996, respectively.
These amounts are included in pension and other employee benefits expense for the respective years.


13. Fair Value of Financial Instruments:
     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                           December 31, 1998
                                        ------------------------
                                         Carrying          Fair
                                           Amount         Value
Financial assets:                       ----------    ----------
  Cash and federal funds sold           $  14,778     $  14,778
  Investment securities                   163,413       164,743
  Other                                    16,494        16,494
  Loans, net                              265,698       266,882

Financial liabilities:
  Deposits                              $(358,325)    $(360,117)
  Repurchase agreements                   (31,023)      (31,023)
  Other borrowings                        (13,000)      (13,432)
  Other liabilities                        (3,174)       (3,174)

Unrecognized financial instruments:
  Commitments to extend credit                 --            --
  Standby letters of credit                    --            (9)

                                           December 31, 1997
                                        ------------------------
                                         Carrying          Fair
                                           Amount         Value
Financial assets:                       ----------    ----------
  Cash and federal funds sold           $  13,752     $  13,752
  Investment securities                   143,077       143,833
  Other                                    15,638        15,638
  Loans, net                              251,173       251,805

Financial liabilities:
  Deposits                              $(351,603)    $(352,156)
  Federal funds purchased and
    repurchase agreements                 (19,539)      (19,539)

Unrecognized financial instruments:
  Commitments to extend credit          $       --    $      --
  Standby letters of credit                     --          (19)

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


Other Liabilities
     The carrying amount is a reasonable estimate of fair value.

Unrecognized financial instruments
     The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1998 no fees were charged for commitments to extend credit. All such commitments were subject to current market rates and pose no known credit exposure. As a result, no fair value has been estimated for these commitments.
     The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


14. Dividend Restrictions and Capital:
     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $1,821,000 plus an additional amount equal to the Bank's net income for 1999 up to the date of any dividend declaration.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. At December 31, 1998 and 1997 these ratios were above the minimums as follows (in thousands).


                                                                                   To Be Well
                                                                                Capitalized Under
                                                             For Capital        Prompt Corrective
                                          Actual          Adequacy Purposes:    Action Provisions:
                                   -------------------   -------------------   -------------------
                                     Amount     Ratio      Amount     Ratio      Amount     Ratio
                                   ---------   -------   ---------   -------   ---------   -------
As of December 31, 1998:
  Total Capital
    Corporation                     $54,326     18.04%     $24,097     >8.0%     $30,122     >10.0%
    Bank                             54,271     18.02%      24,095     >8.0%      30,119     >10.0%

  Tier I Capital
    Corporation                      50,560     16.79%      12,049     >4.0%      18,073      >6.0%
    Bank                             50,505     16.77%      12,048     >4.0%      18,071      >6.0%

  Leverage Capital
    Corporation                      50,560     11.07%      13,701     >3.0%      22,835      >5.0%
    Bank                             50,505     11.06%      13,700     >3.0%      22,833      >5.0%


As of December 31, 1997:
  Total Capital
    Corporation                     $49,026     18.37%     $21,353     >8.0%     $26,691     >10.0%
    Bank                             48,992     18.36%      21,351     >8.0%      26,688     >10.0%

  Tier I Capital
    Corporation                      45,749     17.14%      10,676     >4.0%      16,015      >6.0%
    Bank                             45,715     17.13%      10,675     >4.0%      16,013      >6.0%

  Leverage Capital
    Corporation                      45,749     10.74%      12,779     >3.0%      21,298      >5.0%
    Bank                             45,715     10.73%      12,778     >3.0%      21,297      >5.0%


15. Segment and Related Information:
     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Comparable prior period information is presented for 1997 and 1996. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.
     Segment information for the years 1998, 1997 and 1996 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments.


                                                             1998
------------------------------------------------------------------------------------------------------
                                                          Trust and
                                             Community   Investment            Intersegment
                                               Banking     Services    Other   Eliminations      Total
                                             ---------   ----------  -------   ------------   --------
Interest income                               $ 32,654     $    --   $    38    $    (38)     $ 32,654
Interest expense                                14,472          --        38         (38)       14,472
Non-interest income - external customers         1,437       2,165       427          --         4,029
Non-interest income - internal customers            --          52         -         (52)           --
Operating income before income taxes             8,958       1,400     7,205      (7,242)       10,321
Depreciation and amortization                    1,205          42        18          --         1,265
Total assets                                   460,657          --    56,529     (56,803)      460,383
Capital expenditures                             1,898          --         6          --         1,904

                                                             1997
------------------------------------------------------------------------------------------------------
                                                          Trust and
                                             Community   Investment            Intersegment
                                               Banking     Services    Other   Eliminations      Total
                                             ---------   ----------  -------   ------------   --------
Interest income                               $ 31,728     $    --   $    19    $    (19)     $ 31,728
Interest expense                                14,590          --        19         (19)       14,590
Non-interest income - external customers         1,092       1,888       221          --         3,201
Operating income before income taxes             7,829       1,299     6,168      (6,302)        8,994
Depreciation and amortization                    1,126          30        15          --         1,171
Total assets                                   423,921          --    50,619     (50,900)      423,640
Capital expenditures                               832          --        18          --           850

                                                             1996
------------------------------------------------------------------------------------------------------
                                                          Trust and
                                             Community   Investment            Intersegment
                                               Banking     Services    Other   Eliminations      Total
                                             ---------   ----------  -------   ------------   --------
Interest income                               $ 29,932     $    --   $    --    $     --      $ 29,932
Interest expense                                14,370          --        --          --        14,370
Non-interest income - external customers           795       1,896        --          --         2,691
Operating income before income taxes             6,111       1,379     4,957      (5,034)        7,413
Depreciation and amortization                      867          12         1          --           880
Total assets                                   440,549          --    52,667     (53,058)      440,158
Capital expenditures                               967          --        27          --           994


                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 1999                AMERICAN NATIONAL BANKSHARES INC.


                              By:  /s/ T. Allen Liles
                                   --------------------------------------------
                                   T. Allen Liles
                                   Senior Vice President, Secretary & Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1999.

     /s/ Charles H. Majors
     -------------------------------
     Charles H. Majors                       President and
                                             Chief Executive Officer

     /s/ B. Carrington Bidgood
     -------------------------------
     B. Carrington Bidgood                   Director

     /s/ Fred A. Blair
     -------------------------------
     Fred A. Blair                           Director

     /s/ Lester A. Hudson, Jr.
     -------------------------------
     Lester A. Hudson, Jr.                   Director

     /s/ Ben J. Davenport, Jr.
     -------------------------------
     Ben J. Davenport, Jr.                   Director

     /s/ Bill Barker, Jr.
     -------------------------------
     Bill Barker, Jr.                        Director

     /s/ H. Dan Davis
     -------------------------------
     H. Dan Davis                            Director

     /s/ E. Budge Kent, Jr.
     -------------------------------
     E. Budge Kent, Jr.                      Director

     /s/ Fred B. Leggett, Jr.
     -------------------------------
     Fred B. Leggett, Jr.                    Director

     /s/ Claude B. Owen, Jr.
     -------------------------------
     Claude B. Owen, Jr.                     Director

     /s/ James A. Motley
     --------------------------------
     James A. Motley                         Director

     /s/ Richard G. Barkhouser
     --------------------------------
     Richard G. Barkhouser                   Director

     /s/ Landon R. Wyatt, Jr.
     --------------------------------
     Landon R. Wyatt, Jr.                    Director

     /s/ T. Allen Liles
     --------------------------------
     T. Allen Liles                          Senior Vice President
                                             Secretary & Treasurer

                        AMERICAN NATIONAL BANKSHARES INC.

                                 628 Main Street
                               Post Office Box 191
                            Danville, Virginia 24543

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                            To be held April 27, 1999

NOTICE is hereby given that the Annual Meeting of Shareholders of American National Bankshares Inc. ("the Corporation") will be held as follows:

                            Place: The Wednesday Club
                                   1002 Main Street
                                   Danville, VA 24541

                            Date:  April 27, 1999

                            Time:  11:30 a.m.

          THE ANNUAL MEETING IS BEING HELD FOR THE FOLLOWING PURPOSES:

     1. To elect four (4) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class III.

     2. To transact any other business that may properly come before the meeting or any adjournment thereof.

The record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting is the close of business on March 12, 1999.

     IT IS IMPORTANT THAT YOUR SHARES ARE REPRESENTED AT THE MEETING. ACCORDINGLY, PLEASE SIGN, DATE AND MAIL THE ENCLOSED PROXY IN THE ENCLOSED POSTAGE-PAID ENVELOPE, WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING. IF YOU DO ATTEND THE ANNUAL MEETING, YOU MAY REVOKE YOUR PROXY AND VOTE YOUR SHARES IN PERSON.

                                          Sincerely,


                                          Charles H. Majors
                                          President and Chief Executive Officer

Dated:  March 22, 1999

                        AMERICAN NATIONAL BANKSHARES INC.

                                 628 Main Street
                                  P. O. Box 191
                            Danville, Virginia 24543

                                 PROXY STATEMENT

                         Annual Meeting of Shareholders
                            To be held April 27, 1999

                                  INTRODUCTION

     This Proxy Statement is furnished in conjunction with the solicitation by the Board of Directors of American National Bankshares Inc. ("the Corporation") of the accompanying proxy to be used at the Annual Meeting of Shareholders of the Corporation and at any adjournments thereof. The meeting will be held on Tuesday, April 27, 1999, 11:30 a.m. at The Wednesday Club, 1002 Main Street, Danville, Virginia, for the purposes set forth below and in the Notice of Annual Meeting of Shareholders. Shares represented by properly executed proxy, if such proxies are received in time and not revoked, will be voted at the Annual Meeting as set forth therein. Any shareholder may attend the Annual Meeting, revoke the proxy and vote in person.

                       INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has set March 12, 1999 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. Shareholders of record on that date will be entitled to vote on the matters described herein. As of March 12, 1999, the Corporation had 1,411 shareholders of record. No one individual or entity owns directly and indirectly more than 5% of the outstanding Corporation Common Stock except Ambro and Company, the nominee name in which American National Bank and Trust Company ("the Bank"), the corporation's banking subsidiary, registers securities it holds in a fiduciary capacity, which held 578,570 shares (18.9587%) on March 12, 1999.

     The number of shares of common stock, there being no other issued class of stock, outstanding and entitled to vote at the Annual Shareholders' Meeting is 3,051,733. There are 578,570 shares held of record by Ambro and Company which amount represents 18.9587% of the outstanding securities, and only 349,557 of these shares may be voted by the existing co-fiduciaries. The remaining shares may not be voted by the Bank but co-fiduciaries may be qualified for the sole purpose of voting all or a portion of the shares at the Annual Meeting.

                                CUMULATIVE VOTING

     Shareholders of the Corporation shall not have cumulative voting rights.

                                VOTING OF PROXIES

     If the enclosed proxy is properly executed, dated, returned and not revoked, it will be voted in accordance with the specification made by the shareholder. If a specification is not made, it will be voted "FOR" the proposals set forth below and in the notice of Annual Meeting of Shareholders. Fred B. Leggett, Jr., Claude B. Owen, Jr., or Fred A. Blair, or any of them, will act as proxies on behalf of the Board of Directors.

                            EXPENSES OF SOLICITATION

     The Corporation will pay the cost of preparing, assembling and mailing this Proxy Statement and the enclosed material. Proxies may also be solicited personally or by telephone by the Corporation and the Bank's officers without additional compensation.

                         PURPOSES OF THE ANNUAL MEETING

     As set forth in the Notice of Annual Meeting of Shareholders, the Board of Directors is seeking proxies in connection with the following proposals to be set forth before the shareholders:

     1. To elect four (4) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class III.

     2. To transact any other business that may properly come before the meeting or any adjournment thereof.

                              ELECTION OF DIRECTORS

     Four Directors of Class III are to be elected at the Annual Meeting of Shareholders to serve until the Annual Meeting in 2002 and until their respective successors are duly elected and qualified. Management proposes that the four (4) nominees listed in this Proxy Statement as Directors of Class III be elected.

     The nominees for whom the persons named as proxies intend to vote as directors, unless otherwise indicated on the form of proxy, and certain information with regard to their ownership of the common stock of the Corporation and memberships on various committees of the Board of Directors of the Corporation, are set forth below.

                                    NOMINEES

        Directors of Class III to be elected for a term expiring in 2002

                                         Amount of Common Stock
                              Director   Owned Beneficially and
Name, Principal               of Bank    Nature of Ownership on       Percent
Occupation and (Age)          Since      March 12, 1999               of Class

Richard G. Barkhouser (68)     1980       82,412 - Direct (1)          2.6958
  President, Barkhouser                    7,260 - Family               .2375
  Motors, Inc., Danville,                          Relationship (4)
  VA, automobile dealership

H. Dan Davis (61)              1996       43,600 - Direct (1)          1.4262
  Senior Consultant to the                20,352 - Family               .6657
  Corporation and the Bank                         Relationship (4)
  since January, 1998; prior
  thereto, Executive Vice
  President of the Corporation
  and Senior Vice President of
  the Bank since March, 1996;
  prior thereto, President and
  Chief Executive Officer of
  Mutual Savings Bank, F.S.B
  since January, 1995; prior
  thereto, President and Chief
  Operations Officer of Mutual
  Savings Bank, F.S.B

Lester A. Hudson, Jr. (59)     1984        4,902 - Direct (1)           .1604
  Chairman, H & E Associates,
  Greenville, SC, investments,
  since June, 1995; prior
  thereto Vice Chairman, Wunda
  Weve Carpets, Inc.,
  Greenville, SC, carpet
  manufacturer

Charles H. Majors (53)         1981        7,230 - Direct (1)(5)        .2365
  President and Chief                      1,247 - Family               .0408
  Executive Officer of                             Relationship (4)
  the Corporation and
  the Bank

                         DIRECTORS CONTINUING IN OFFICE

              Directors of Class I to continue in office until 2000

                                         Amount of Common Stock
                              Director   Owned Beneficially and
Name, Principal               of Bank    Nature of Ownership on       Percent
Occupation and (Age)          Since      March 12, 1999               of Class

Willie G. Barker, Jr. (61)     1996       14,100 - Direct (1)           .4621
  Retired President of
  Dibrell Brothers, Inc.,
  Danville, VA, leaf
  tobacco and flowers

Ben J. Davenport, Jr. (56)     1992        6,430 - Direct (1)(2)        .2103
  Chairman, First
  Piedmont Corporation,
  Chatham, VA,
  waste  management

James A. Motley (70)           1975        7,310 - Direct (1)(2)        .2391
  Retired Chairman and Chief               5,242 - Family               .1715
  Executive Officer of                             Relationship (4)
  the Corporation and the
  Bank

Landon R. Wyatt, Jr. (73)      1965        4,540 - Direct (1)           .1485
  President, Wyatt Buick                   9,070 - Family               .2968
  Sales Co., Danville, VA,                         Relationship (4)
  automobile dealership


             Directors of Class II to continue in office until 2001

                                         Amount of Common Stock
                              Director   Owned Beneficially and
Name, Principal               of Bank    Nature of Ownership on       Percent
Occupation and (Age)          Since      March 12, 1999               of Class

Fred A. Blair (52)             1992        1,909 - Direct (1)           .0624
  President, Blair                           225 - Family               .0074
  Construction, Inc.,                              Relationship (3)
  Gretna, VA, commercial
  building contractor

E. Budge Kent, Jr. (60)        1979       15,649 - Direct (1)(6)        .5119
  Senior Vice President                      679 - Family               .0222
  of the Corporation and                           Relationship (4)
  Senior Vice President &
  Trust Officer of the
  Bank

Fred B. Leggett, Jr. (62)      1994        8,623 - Direct (1)(2)        .2821
  Retired Chairman and                     3,192 - Family               .1044
  Chief Executive Officer,                         Relationship (4)
  Leggett Stores, Danville,
  VA, retail department stores,
  since March, 1996; prior
  thereto, Chairman and Chief
  Executive Officer, Leggett
  Stores, Danville, VA, since
  December, 1994; prior thereto,
  Executive Vice President,
  Leggett Stores

Claude B. Owen, Jr. (53)       1984        5,716 - Direct (1)           .1870
  Chairman & Chief                         2,100 - Family               .0687
  Executive Officer of                             Relationship (4)
  DIMON  Incorporated,
  Danville, VA, leaf tobacco,
  since May, 1995;  prior
  thereto, Chairman, President
  & Chief Executive Officer,
  Dibrell Brothers, Inc.,
  Danville, VA, leaf tobacco
  & flowers

All Executive officers and directors,    224,064 - Direct (1)(2)(7)    7.3295
including nominees and directors          49,927 - Family              1.6332
named above (14 in group)                          Relationship (3)(4)


     (1) Individual exercises sole voting and investment power over shares held.

     (2) Shared voting and investment power.

     (3) Sole voting and investment power as custodian for minor children.

     (4) Can exercise no voting or investment power.

     (5) Includes 2,100 shares that Mr. Majors has the right to acquire through the exercise of stock options.

     (6) Includes 1,100 shares that Mr. Kent has the right to acquire through the exercise of stock options.

     (7) Includes 5,300 shares that the Named Executive Officers have the right to acquire through the exercise of stock options.

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

                               Principal Occupation and
Name                    Age    Business Experience
----                    ---    ------------------------------------------------

T. Allen Liles          46     Senior Vice President, Secretary, Treasurer
                               and Chief Financial Officer of the Corporation and Senior Vice President, Cashier and Chief
                               Financial Officer of the Bank; Officer of the Bank since 1997

Carl T. Yeatts          60     Senior Vice President of the Corporation and
                               Senior Vice President and Senior Loan Officer of the Bank; Officer of the Bank since 1964

All executive officers serve one-year terms of office.

                 BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD

     The Board of Directors held 14 Board Meetings during the year 1998. These meetings were either the Corporation Board Meetings and/or the Bank Board Meetings. In addition to meeting as a group to review the Corporation and Bank's business, certain members of the Board are appointed to serve on various standing committees. Among those committees are the Audit and Compliance Committee, Salary Committee and Directors' Nominating Committee. All incumbent directors attended more than 75% of the aggregate of all meetings of the Board of Directors and Committees on which they served.

     Audit and Compliance Committee. The Audit and Compliance Committee, which currently consists of Messrs. Barker, Blair and Motley, reviews significant audit, accounting, and compliance principles, policies and practices, meets with the Corporation and Bank's independent auditors to discuss the results of their annual audit and reviews the performance of the internal auditing and compliance functions. The Audit and Compliance Committee held four meetings in 1998.

     Salary  Committee.  The  Salary  Committee  currently  consists  of Messrs.
Barkhouser,   Bidgood,   Hudson  and  Leggett.   The  Salary   Committee   makes
recommendations to the Board of Directors for officers' compensation and promotions, directors' fees and related personnel matters. The Salary Committee held two meetings in 1998.

     Directors' Nominating Committee. The Committee's function is to search for potential qualified directors, to review the qualifications of potential directors as suggested by Directors, Management, Shareholders and others, and to make recommendations to the entire Board for nominations of such individuals to the shareholders. A shareholder may recommend nominees for director by writing to the President of the Corporation and providing the proposed nominee's full name, address, qualifications and other relevant biographical information. Members of the present committee are Messrs. Barkhouser, Owen and Wyatt. The Directors' Nominating Committee held two meetings in 1998.

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

     In making its recommendations regarding compensation, the Committee attempts to align the interests of the Bank's executive officers with those of the shareholders. The Committee believes that increases in profits, dividends, and net equity improve shareholder market value and, accordingly, compensation should be structured to enhance the long-term profitability of the Bank.

     Officer compensation generally consists of salary and participation in the Bank's profit sharing plan. A description of the profit sharing plan is included in Note (2) under the Summary Compensation Table. Certain officers received incentive compensation in 1998 due to the attainment of certain earnings by the Corporation. Certain officers may be eligible to receive incentive compensation if certain earnings are attained in 1999. Certain key executive officers are eligible to participate in the Executive Compensation Continuation Plan described below under "Deferred Compensation Plan". All compensation is paid by the Bank and no officer receives an additional compensation from the Corporation. In 1997, the Board of Directors and the shareholders approved the stock option plan described below under Note (3) of the Summary Compensation Table.

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

                                   Salary Committee
                                 Richard G. Barkhouser
                                 B. Carrington Bidgood
                                 Lester A. Hudson, Jr.
                                 Fred B. Leggett, Jr.

                                OTHER INFORMATION

Comparative Company Performance

     The following graph compares American National Bankshares Inc.'s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 1998. The two indexes are the S & P 500
Total Return published by Standard & Poor's Corporation and the Independent Community Bank Index, consisting of 23 independent banks located in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee, West Virginia, and Virginia. The Independent Community Bank Index is published by the Carson Medlin Company.

                                    1993    1994    1995   1996    1997    1998
                                    ----    ----    ----   ----    ----    ----
American National Bankshares Inc.    100     108     104      89    118     130
Independent Bank Index               100     119     151     191    280     296
S & P 500 Index                      100     101     139     171    228     294

                             EXECUTIVE COMPENSATION

     The following tables set forth the annual and long-term compensation awarded to, earned by, or paid to executive officers of the Corporation and the Bank ("Named Executive Officers") during 1998, 1997 and 1996.


                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term Compensation
                                                                                  ---------------------------------
                                                   Annual Compensation                   Awards             Payouts
                                            -----------------------------------   ----------------------    -------
                                                                       Other      Restricted   Securities
                                                                      Annual      Stock        Underlying    LTIP     All Other
Name and                                    Salary(1)   Bonus(2)   Compensation   Awards        Options/    Payouts   Compensation
Principal Position                   Year      ($)        ($)           ($)           ($)      SARS(#)(3)     ($)       ($)(4)
------------------                   ----   ---------   --------   ------------   ----------   ----------   -------   ------------
Charles H. Majors                    1998    165,409     34,956          --            --        6,000         --        4,860
President & Chief Executive          1997    153,855     19,038          --            --          100         --        4,500
Officer                              1996    144,071     10,670          --            --           --         --        4,212

E. Budge Kent, Jr.                   1998    104,088     19,252          --            --        3,000         --        3,000
Senior Vice President of the         1997     97,292     10,910          --            --           --        100        2,730
Corporation; Senior Vice             1996     90,623      6,634          --            --           --         --        2,619
President and Trust Officer
of the Bank

T. Allen Liles                       1998     91,079     18,318          --            --        3,000         --           --
Senior Vice President, Secretary,
Treasurer and Chief Financial
Officer of the Corporation; Senior
Vice President, Cashier and Chief
Financial Officer of the Bank
(effctive January 1, 1998)

Carl T. Yeatts                       1998    103,131     19,252          --            --        3,000          --       3,000
Senior Vice President of the         1997     89,682     10,562          --            --          100          --       2,610
Corporation; Senior Vice             1996     85,747      6,323          --            --           --          --       2,496
President and Senior Loan
Officer of the Bank


     (1) Includes salary deferrals contributed by the employee to the 401(k) Plan and taxable compensation for term life insurance over $50,000.

     (2) Includes accrued payments of profit sharing (bonus) and incentive compensation participations. In 1998, the profit sharing (bonus) plan provided that an amount equal to 6.50% of the Bank's net income (after taxes, but before deducting profit sharing and its related tax effect), less the Bank's 401(k)contributions, be paid to officers and employees who are in the Bank's employ at quarter end. Incentive compensation represented payments to full-time employees based on the Corporation attaining certain earnings increase. The total expense, paid or accrued, for the profit sharing (bonus) plan and incentive compensation payments for the year 1998 amounted to $501,817.

     (3) The Corporation grants options pursuant to the Corporation's Stock Option Plan approved by the shareholders at the 1997 annual meeting.

     (4) Includes matching contributions to the 401(k) Plan made by the Bank. Effective July 1, 1995, the Bank adopted a 401(k) Plan which covers substantially all full-time employees who are 21 years of age or older and who have had at least one year of service. An employee may defer a portion of his or her salary, not to exceed the lesser of 15% of compensation or $10,000. The Bank will make a matching contribution in the amount of 50% of the first 6% of compensation so deferred.

-----------------------------------------------------------------------------------------------------------------------------------

                                       Option Grants in Respect of Last Fiscal Year


                                                                                                                 Potential
                                                                                                              Realizable Value
                                         Number of      % of Total                                           At Assumed Annual
                                        Securities       Options       Exercise                             Rates of Stock Price
                                        Underlying      Granted to      or Base                               Appreciation for
                                          Options      Employees in      Price     Vesting   Expiration         Option Term
Name                                      Granted      Fiscal Year     ($/Share)     Date        Date        5% ($)        10% ($)
----                                    ----------    -------------    ---------   --------  ----------     -------        -------
Charles H. Majors                          2,000          9.52%          31.25     12/31/98    2/17/08       39,306        99,609
President and Chief                        2,000          9.52%          34.38     12/31/99    2/17/08       33,046        93,349
Executive Officer                          2,000          9.52%          37.50     12/31/00    2/17/08       26,806        87,109


E. Budge Kent, Jr.                         1,000          4.76%          31.25     12/31/98    2/17/08       19,653        49,804
Senior Vice President                      1,000          4.76%          34.38     12/31/99    2/17/08       16,523        46,674
of the Corporation; Senior                 1,000          4.76%          37.50     12/31/00    2/17/08       13,403        43,554
Vice President and Trust
Officer of the Bank


T. Allen Liles                             1,000          4.76%          31.25     12/31/98    2/17/08       19,653        49,804
Senior Vice President, Secretary,          1,000          4.76%          34.38     12/31/99    2/17/08       16,523        46,674
Treasurer and Chief Financial              1,000          4.76%          37.50     12/31/00    2/17/08       13,403        43,554



                                 AGGREGATE OPTIONS EXERCISED IN 1998 AND
                                         YEAR-END OPTION VALUES


                                                        Number of Securities            Value of Unexercised
                                                      Underlying Unexercised                  In-The-Money
                           Shares                               Options  at                     Options  at
                        Acquired on      Value          December 31, 1998 (#)          December 31, 1998 ($) (a)
                       Exercise (#)   Realized ($)   Exercisable/Unexercisable        Exercisable/Unexercisable
                       ------------   ------------   -------------------------        --------------------------

Charles H. Majors           --            --            2,100        4,000               4,000           --

E. Budge Kent, Jr.          --            --            1,100        2,000               2,250           --

T. Allen Liles              --            --            1,000        2,000               1,750           --

Carl T. Yeatts              --            --            1,100        2,000               2,250           --


(a) Value of unexercised in-the-money options is calculated by multiplying the number of unexercised options at December 31, 1998 by the difference in the closing price of the Corporation's common stock reported on December 31, 1998 and the exercise price of the unexercised in-the-money options.

--------------------------------------------------------------------------------

                                OPTION REPRICING

     No action was taken in 1998 to lower the exercise price of an option held by the Named Executive Officers.

                                SALARY COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     The Salary Committee of the Bank, during 1998, was composed of Messrs. Barkhouser, Bidgood, Hudson, and Leggett. None of the members of the Salary Committee were officers or employees of the Corporation or its subsidiaries during 1998 or in prior years.

     None of the executive officers of the Corporation or Bank served as a member of the Board of Directors or as a member of the Compensation Committee (or other Board Committee performing equivalent functions) of another entity during 1998, which entity had an executive officer serving on the Board of Directors or as a member of the Salary Committee of the Corporation or the Bank. Consequently, there are no interlocking relationships between the Corporation or Bank and other entities that might affect the determination of the compensation of executive officers of the Corporation or Bank.

     Retirement Plan. The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     As of December 31, 1998, the normal retirement benefit formula was 1.3% per year of service times compensation plus .65% per year of service times compensation in excess of social security covered compensation. At normal retirement, the monthly benefit is calculated based on any consecutive five-year period which will produce the highest average rate of basic monthly compensation. Basic monthly compensation includes salary but excludes incentive and bonus compensation. Annual compensation at December 31, 1998 was also limited to $160,000 by Internal Revenue regulations. Cash benefits under the plan generally commence on retirement at age 65, death, or termination of employment. Partial vesting of the retirement benefits under the plan occurs after three years of service and full vesting occurs after seven years of service.

     The following table illustrates the estimated annual benefits payable to an employee retiring on December 31, 1998 at normal retirement age in the following specified compensation and years of service classifications:

                       Estimated Annual Retirement Benefit

    5 Year                          Years of Service
   Average                          ----------------
    Salary          15           20          25           30           35
  --------          --           --          --           --           --
  $ 50,000     $11,583      $15,444     $19,305     $ 23,166     $ 27,027
    75,000      18,896       25,194      31,493       37,791       44,090
   100,000      26,208       34,944      43,680       52,416       61,152
   125,000      33,521       44,694      55,868       67,041       78,215
   150,000      40,833       54,444      68,055       81,666       95,277
   175,000      48,146       64,194      80,243       96,291      112,340
   200,000      55,458       73,944      92,430      110,916      129,402

     As of December 31, 1998, the Named Executive Officers have completed the following years of credited service under the Bank's retirement Plan:

     Charles H. Majors         6
     E. Budge Kent, Jr.       35
     T. Allen Liles            1
     Carl T. Yeatts           35

     Deferred Compensation Plan. The Board of Directors of the Bank adopted the Executive Compensation Continuation Plan, a non-contributory deferred compensation plan, in 1982. Under the plan, certain key executives who, in the opinion of the Board of Directors, are making substantial contributions to the overall growth and success of the Bank and who must be retained in order to expand and continue satisfactory long term growth are eligible to receive benefits afforded by the plan.

     Under agreements with eligible key executives pursuant to this plan, if any such executive dies or retires while employed by the Bank, such executive or his designated beneficiary will receive annual payments commencing at death or retirement and continuing for 10 years. Retirement age under existing agreements begins on or after age 62.

     As of December 31, 1998, the Named Executive Officers or their designated beneficiaries are eligible to receive the following annual retirement benefits for ten years after meeting the age requirement of 62:

                            Annual Benefit          Years to
     Name                  or 10 Years(in $)        Vesting
     ----                  -----------------        --------

     Charles H. Majors        50,000                   9
     E. Budge Kent, Jr.       25,000                   2
     T. Allen Liles           25,000                  16
     Carl T. Yeatts           25,000                   2

     Directors' Compensation. In 1998, non-officer directors, except Mr. Davis, received a monthly retainer of $500 and attendance fees of $200 for each regular Board meeting and $400 for each Committee meeting attended. The aggregate total amount paid to non-officer directors, excluding Mr. Davis, for the year 1998 was $101,900. Mr. Davis was a Named Executive Officer in previous years but elected to become a senior consultant and retire as an officer, effective December 31, 1997. Mr. Davis can receive $5,500 per month through March 2003 for services as a consultant. No additional compensation is paid to Mr. Davis for service on the Board of Directors or for attending Committee meetings. Non-officer directors are excluded from the Bank's retirement plan and, therefore, do not qualify for pension benefits.

                Indebtedness of and Transactions with Management

     Some of the directors and officers of the Corporation and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of the Bank's business during 1998. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

     During the year 1998, the highest aggregate amount of outstanding loans, direct and indirect, to the directors and officers was $10,402,841 or 21% of equity capital and this peak amount occurred on January 31, 1998.

                         Independent Public Accountants

     The Board of Directors of the Corporation, pursuant to the recommendation of its Audit and Compliance Committee, selected Arthur Andersen, LLP, independent public accountants, to audit the financial statements of the Corporation and the Bank for the year 1998. Arthur Andersen, LLP was first engaged by the Bank in 1978 as its independent public accountant.

     A representative of Arthur Andersen, LLP will be present at the shareholders' meeting and this representative will have an opportunity to make a statement if he so desires. He will be available to respond to appropriate questions.

                              Shareholder Proposals

     Any shareholder proposal intended to be presented at next year's Annual Meeting must be received at the principal office of the Corporation (Post Office Box 191, Danville, Virginia 24543) for inclusion in the proxy statement for the 2000 annual meeting not later than January 3, 2000. The proposals should be mailed to the Corporation by Certified Return Receipt Requested mail.

                                 Other Business

     The Board of Directors knows of no other matters which may properly be brought before the Annual Meeting. However, if any other matters should properly come before the Annual Meeting, it is the intention of the persons named in the enclosed form of proxy to vote such proxy in accordance with their best judgment on such matters.


                                        By Order of the Board of Directors



                                        Charles H. Majors
                                        President and Chief Executive Officer

March 22, 1999