Form 10-Q
period 1999-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 1999-05-14
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD
            ENDED     March 31, 1999

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

The number of shares outstanding of the issuer's common stock as of May 13, 1999 was 3,051,733.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                  Page No.

  Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets as of March 31, 1999
      and December 31, 1998...........................................3

    Consolidated Statements of Income for the three months
      ended March 31, 1999 and 1998...................................4

    Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998...................................5

    Notes to Consolidated Financial Statements........................6-9

  Item 2.  Management's Discussion and Analysis of the Financial
             Condition and Results of Operations......................10-14


Part II.  Other Information...........................................15

SIGNATURES ...........................................................15

EXHIBITS - Financial Data Schedule....................................16

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                March 31       December 31
                                                                                  1999             1998
                                                                                --------       -----------
ASSETS

Cash and due from banks.........................................................$ 12,367         $ 14,072
Interest-bearing deposits in other banks........................................      19              706

  Investment securities:
    Securities available for sale (at market value)............................. 108,209          105,536
    Securities held to maturity (market value of $47,337 at
      March 31, 1999 and $59,207 at December 31, 1998)..........................  46,379           57,877
                                                                                --------         --------
        Total investment securities............................................. 154,588          163,413
                                                                                --------         --------

Loans .......................................................................... 278,430          269,677
  Less--
    Unearned income.............................................................    (131)            (158)
    Reserve for loan losses.....................................................  (3,910)          (3,821)
                                                                                --------         --------
        Net loans............................................................... 274,389          265,698
                                                                                ---------        --------
Bank premises and equipment, at cost, less accumulated
  depreciation of $7,404 in 1999 and $7,164 in 1998.............................   7,656            7,603
Accrued interest receivable and other assets....................................   9,312            8,891
                                                                                --------         --------
  Total assets................................................................. $458,331         $460,383
                                                                                ========         ========

LIABILITIES and SHAREHOLDERS' EQUITY

Liabilities:
  Demand deposits -- non-interest bearing.......................................$ 44,927         $ 45,071
  Demand deposits -- interest bearing...........................................  54,770           55,883
  Money market deposits.........................................................  18,212           18,089
  Savings deposits..............................................................  68,083           68,621
  Time deposits................................................................. 177,236          170,661
                                                                                --------         --------
    Total deposits.............................................................. 363,228          358,325
                                                                                --------         --------

Repurchase agreements...........................................................  19,450           31,023
FHLB borrowings.................................................................  16,540           13,000
Accrued interest payable and other liabilities..................................   3,696            3,174
                                                                                --------         --------
  Total liabilities............................................................. 402,914          405,522
                                                                                --------         --------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................       -                -
  Common stock, $1 par, 10,000,000 shares authorized,
    3,051,733 shares outstanding at March 31, 1999
    and December 31, 1998.......................................................   3,052            3,052
  Capital in excess of par value................................................   9,892            9,892
  Retained earnings.............................................................  41,990           40,799
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................     483            1,118
                                                                                --------         --------
    Total shareholders' equity..................................................  55,417           54,861
                                                                                --------         --------
    Total liabilities and shareholders' equity..................................$458,331         $460,383
                                                                                ========         ========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                       March 31
                                                                                ----------------------
                                                                                  1999          1998
                                                                                --------      --------
Interest Income:
  Interest and fees on loans....................................................$ 5,827       $ 5,743
  Interest on federal funds sold and other......................................      6            43
  Income on investment securities:
    U S Government..............................................................    344           750
    Federal agencies............................................................  1,227         1,022
    State and municipal.........................................................    433           288
    Other investments...........................................................    325           125
                                                                                -------       -------
      Total interest income.....................................................  8,162         7,971
                                                                                -------       -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    272           323
    Money market................................................................    123           127
    Savings.....................................................................    442           499
    Time........................................................................  2,232         2,314
  Interest on fed funds and repos...............................................    269           269
  Interest on other borrowings..................................................    234             -
                                                                                -------       -------
    Total interest expense......................................................  3,572         3,532
                                                                                -------       -------
Net Interest Income.............................................................  4,590         4,439
Provision for Loan Losses.......................................................    180           252
                                                                                -------       -------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,410         4,187
                                                                                -------       -------
Non-Interest Income:
  Trust and investment services.................................................    624           519
  Service charges on deposit accounts...........................................    217           187
  Non-deposit fees and insurance commissions....................................     71            58
  Mortgage banking income.......................................................    116           104
  Other income..................................................................     54            28
                                                                                -------       -------
    Total non-interest income...................................................  1,082           896
                                                                                -------       -------
Non-Interest Expense:
  Salaries......................................................................  1,325         1,206
  Pension and other employee benefits...........................................    258           287
  Occupancy and equipment.......................................................    454           437
  Postage and printing..........................................................    111           133
  Core deposit intangible amortization .........................................    112           112
  Other.........................................................................    505           498
                                                                                -------       -------
    Total non-interest expense..................................................  2,765         2,673
                                                                                -------       -------
Income Before Income Tax Provision..............................................  2,727         2,410
Income Tax Provision............................................................    803           749
                                                                                -------       -------
Net Income......................................................................$ 1,924       $ 1,661
                                                                                =======       =======

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$   .63       $   .54
Diluted.........................................................................$   .63       $   .54
-----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic..........................................................................3,051,733    3,051,733
Diluted........................................................................3,052,870    3,053,073
-----------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                ---------------------
                                                                                       March 31
                                                                                  1999          1998
                                                                                -------       -------
Cash Flows from Operating Activities:
  Net income....................................................................$ 1,924       $ 1,661
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Provision for loan losses...................................................    180           252
    Depreciation................................................................    240           248
    Core deposit intangible amortization........................................    112           112
    Amortization (accretion) of premiums and discounts
      on investment securities..................................................     20           (26)
    Gain on sale of securities..................................................     (8)            -
    Deferred income taxes benefit...............................................   (133)          (49)
    Increase in interest receivable.............................................   (114)         (159)
    Decrease in other assets....................................................     41            13
    Decrease in interest payable................................................    (28)          (64)
    Increase in other liabilities...............................................    550           603
                                                                                -------       -------
    Net cash provided by operating activities...................................  2,784         2,591
                                                                                -------       -------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities ..................... 23,836         8,198
  Purchases of securities available for sale....................................(15,986)       (8,994)
  Purchases of securities held to maturity......................................      -        (3,678)
  Net increase in loans......................................................... (8,871)       (4,100)
  Purchases of property and equipment...........................................   (293)         (134)
                                                                                -------       -------
  Net cash used in investing activities......................................... (1,314)       (8,708)
                                                                                -------       -------

Cash Flows from Financing Activities:
  Net decrease in demand, money market,
    and savings deposits........................................................ (1,672)       (2,465)
  Net increase in time deposits.................................................  6,575         4,765
  Net (decrease) increase in federal funds purchased
    and repurchase agreements...................................................(11,573)        4,705
  Net increase in Federal Home Loan Bank borrowings.............................  3,540             -
  Cash dividends paid...........................................................   (732)         (641)
                                                                                -------       -------
  Net cash (used in) provided by financing activities........................... (3,862)        6,364
                                                                                -------       -------

Net (Decrease) Increase in Cash and Cash Equivalents............................ (2,392)          247

Cash and Cash Equivalents at Beginning of Period................................ 14,778        13,752
                                                                                -------       -------

Cash and Cash Equivalents at End of Period......................................$12,386       $13,999
                                                                                =======       =======

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$12,367       $13,979
    Interest-bearing deposits in other banks....................................     19            20
                                                                                -------       -------
                                                                                $12,386       $13,999
                                                                                =======       =======

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 3,600       $ 3,596
  Income taxes paid.............................................................$   250       $     -

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 1999, the results of its operations and its cash flows for the three months then ended. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K.

2.  Investment Securities

     The Corporation classifies investment securities in one of three categories: held to maturity, available for sale and trading.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of any securities held to maturity are determined by specific identification and are included in non-interest income.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     The Corporation does not permit the purchase or sale of trading account securities. If such securities were permitted, market adjustments, fees, gains or losses and income earned on trading account securities would be included in non-interest income. Gains or losses realized from the sale of trading securities would be determined by specific identification.
     Premiums and discounts on investment securities are amortized using the interest method.

3.  Commitments and Contingencies

     The Bank has an established credit availability in the amount of $60,000,000 with the Federal Home Loan Bank of Atlanta. As of March 31, 1999 and December 31, 1998, there were $16,540,000 and $13,000,00, respectively, outstanding under this availability.
     Commitments to extend credit, which amount to $65,023,000 at March 31, 1999 and $67,466,000 at December 31, 1998, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were $1,998,000 in commitments at March 31, 1999 and $952,000 at December 31, 1998 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 1999 and December 31, 1998 the Bank had $854,000 and $682,000,
respectively, in outstanding standby letters of credit.

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

5.  New Accounting Pronouncements

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the quarter ended March 31, 1999 and 1998:

                                                      1999            1998
                                                  ----------      ----------
     Net Income                                   $1,924,000      $1,661,000
     Unrealized holding gains (losses) arising
       during period (net of tax expense)           (635,000)         29,000
                                                  ----------      ----------
     Total comprehensive income                   $1,289,000      $1,690,000
                                                  ==========      ==========

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 6 to the Consolidated Condensed Financial Statements.
     In February, 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and postretirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Adoption is not expected to have a material impact on the Corporation.

6.  Segment and Related Information

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and  investment  services  includes  estate  and trust  planning  and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K. All intersegment sales prices are market based.
     Segment information for the three months ended March 31, 1999, 1998 and 1997 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                  1st Qtr 1999
---------------------------------------------------------------------------------------------------------------------------
                                                            Trust and
                                                Community   Investment               Intersegment
                                                Banking     Services        Other    Eliminations     Total
                                                ---------   ----------     -------   ------------   --------
Interest income                                 $  8,162     $      -      $    13    $     (13)    $  8,162
Interest expense                                   3,572            -           13          (13)       3,572
Non-interest income - external customers             343          624          115            -        1,082
Non-interest income - internal customers               -           13            -          (13)           -
Operating income before income taxes               2,290          436        1,930       (1,929)       2,727
Depreciation and amortization                        357           11            4            -          372
Total assets                                     458,616            -       56,804      (57,089)     458,331
Capital expenditures                                 290            -            3            -          293


                                  1st Qtr 1998
---------------------------------------------------------------------------------------------------------------------------
                                                            Trust and
                                                Community   Investment               Intersegment
                                                Banking     Services        Other    Eliminations     Total
                                                ---------   ----------     -------   ------------   --------
Interest income                                 $  7,971     $      -      $     9    $      (9)    $  7,971
Interest expense                                   3,532            -            9           (9)       3,532
Non-interest income - external customers             273          519          104            -          896
Non-interest income - internal customers               -           12            -          (12)           -
Operating income before income taxes               2,069          335        1,668       (1,662)       2,410
Depreciation and amortization                        344           12            4            -          360
Total assets                                     432,493            -       52,339      (52,599)     432,233
Capital expenditures                                 132            -            2            -          134


                                  1st Qtr 1997
---------------------------------------------------------------------------------------------------------------------------
                                                            Trust and
                                                Community   Investment               Intersegment
                                                Banking     Services        Other    Eliminations     Total
                                                ---------   ----------     -------   ------------   --------
Interest income                                 $  7,876     $      -      $     2    $      (2)    $  7,876
Interest expense                                   3,677            -            2           (2)       3,677
Non-interest income - external customers             285          427           26            -          738
Operating income before income taxes               1,969          264        1,484       (1,538)       2,179
Depreciation and amortization                        266            8            2            -          276
Total assets                                     431,209            -       53,584      (53,893)     430,900
Capital expenditures                                 217            -           18            -          235

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


EARNINGS and CAPITAL
     The Corporation's net income for the first quarter of 1999 was $1,924,000, an increase of 15.8% over the $1,661,0000 earned during the first quarter of 1998. On a basic and diluted per share basis, net income totaled $.63 for the quarter, up 16.7% from $.54 in 1998. On an annualized basis, return on average total assets was 1.68% for the first quarter of 1999 compared to 1.56% for the first quarter of 1998. Return on average common shareholders' equity increased 5.5% to 13.90% in the first quarter of 1999 from 13.18% for the first quarter of 1998.
     The Corporation's growth in earnings resulted from three principal factors. First, net interest income after provision improved $223,000, or 5.3% from growth in interest-earning assets in first quarter 1999 compared to first quarter 1998 and from lower provision for loan losses. Second, the 20.8% growth in noninterest income in the 1999 quarter over 1998 demonstrates the continued success of the Corporation's expanded trust and investment services and the increase in fees from originating and selling fixed rate mortgage loans. Third, the Corporation has controlled noninterest expenses which have grown at a slower 3.4% pace in the first quarter of 1999 over the first quarter of 1998 as compared to growth in combined net interest income after provision and noninterest income of 8.0%.

TRENDS and FUTURE EVENTS
     During the first quarter of 1999, net loans increased $8,691,000 or 3.3%. The increase is the result of good loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded by increased deposits, FHLB borrowings and maturing securities. Total investment securities declined during the first quarter of 1999 by $8,825,000 or 5.4%. Total deposits increased $4,903,000 or 1.4% during the first quarter of 1999 and repurchase agreements decreased $11,573,000 or 37.3% during the same period. Repurchase agreements are used by commercial accounts to earn higher rates on short term funds and are volatile.
     During the first quarter of 1999, the Corporation declared a quarterly cash dividend of $.24 per share. This dividend was paid on March 26, 1999 to shareholders of record on March 12, 1999.
     On September 29, 1998 the Federal Reserve Board ("FRB") decreased short term interest rates by cutting federal funds by 1/4% and the major money center banks followed by lowering the prime rate by 1/4%. On October 15 and November 17, 1998 the Federal Reserve decreased short term rates again by cutting federal funds and the discount rate by 1/4%, and major money center banks followed by lowering the prime rate by 1/4% on both occasions. Short and intermediate U.S. Treasury yields had already preceded the Federal Reserve actions by declining from June 1998 to October 1998 in response to the global financial crisis, losses in hedge funds and low inflation. The Federal Reserve actions in lowering interest rates were designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis. U.S. Treasury yields have increased since December 31, 1998, but the Federal Reserve has not moved to increase federal funds or the discount rate.
     At the annual meeting of shareholders, held April 22, 1997, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock, upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Company's independent non-employee Directors.

YEAR 2000 ISSUE
     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computers and systems dependent on computer chips will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.
     Technology hardware, software and other systems used by the Corporation are provided by outside vendors rather than being developed in-house. These outside vendors have been proactive in making systems Year 2000 ready, in testing systems for Year 2000 readiness, in submitting their efforts to regulators for review, and in supplying testing procedures for the Corporation to conduct independent testing.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. The Corporation's readiness plan encompasses both information technology systems and computer chip embedded functions, such as elevators, security systems, and building heating and cooling. A project team has installed corrected hardware and software and tested systems for Year 2000 readiness. Additional testing of new or updated systems will be made during 1999. To date, successful Year 2000 testing has been completed on 100% of the Corporation's mission critical systems.
     An educational process has been implemented to assist and assure that major customers are Year 2000 ready. Approximately 95% of major customers have responded that they are Year 2000 ready or will be Year 2000 ready in 1999. The project team will continue to monitor readiness of customers during 1999.
     Total Year 2000 project costs will be approximately $125,000 with $96,000 having been spent to date. The remaining expenditures are not expected to have a material impact on the Corporation's results of operations, liquidity or capital resources.
     The Corporation faces a number of risks related to the Year 2000 date change including legal risks, project management risk, financial risk and outside vendor risk. Legal risk involves failure to meet contractual service agreements, leading to possible punitive actions. Project management risk is failure to adequately address Year 2000 planning and resource needs with missed deadlines and improper allocation of resources. Financial risk relates to lost revenue, asset quality deterioration or even business failure. Outside vendor risk involves failure of communication systems, power or other important services which the Corporation depends upon to operate. A contingency plan has been established to assure readiness in the unlikely event that any critical operating system fails prior to or after the Year 2000. The contingency plan specifies actions to be taken by the Year 2000 project team in the event that a critical system is not timely corrected and tested before Year 2000. Since 100% of mission critical systems have been successfully tested to date, pre Year 2000 contingency plans are not expected to be activated. The contingency plan also assigns responsibility for checking the proper operation of all systems on January 1, 2000, adopts special liquidity measures to be taken before and after Year 2000, and describes implementation of manual processes for lending, deposit operations, and trust services in the event that systems fail. Responsibilities and detail procedures have been established for training on manual systems. Rehearsal sessions of manual system implementation are scheduled later in 1999 to assure readiness. The Corporation's operations center, branch office and mortgage banking operation located at Tower Drive are equipped with a diesel generator in the event that electric power supplies fail prior to or after Year 2000. The backup power supply has been tested and will continue to be tested.

NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $4,781,000 for the first quarter of 1999 compared to $4,564,000 for the first quarter of 1998, an increase of 4.8%. Net interest income on a FTE basis increased due to growth of $31,558,000 in average interest-earning assets while average interest-bearing liabilities grew only $24,559,000. Growth in non interest-bearing deposits and retained income resulted in greater growth in average interest-earning assets over interest-bearing liabilities.
     The interest rate spread decreased to 3.73% from 3.85% and the net yield on earning assets decreased to 4.41% from 4.55% in the first quarter of 1999 compared to the first quarter of 1998, respectively. The decreased spread and yield were a product of lower short term rates which lowered loan yields more than deposit and interest-bearing liabilities yields.
     The following table demonstrates fluctuations in net interest income and the related yields for the first quarter of 1999 and 1998.


The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                          Interest
For three months ended March 31             Average Balance            Income/Expense           Yield/Rate
                                        ----------------------      -------------------       ---------------
                                          1999          1998          1999        1998        1999      1998
                                        --------      --------      -------     -------       ----      ----
Loans:
  Commercial                            $ 82,534      $ 69,975      $ 1,691     $ 1,575       8.31%     9.00%
  Mortgage                               137,910       134,646        2,866       2,934       8.31      8.72
  Consumer                                53,289        51,720        1,277       1,243       9.72      9.61
                                        --------      --------      -------     -------       ----      ----
    Total loans                          273,733       256,341        5,834       5,752       8.59      8.98
                                        --------      --------      -------     -------       ----      ----
Investment securities:
  U. S. Government                        22,997        49,542          344         750       5.98      6.06
  Federal agencies                        78,583        63,210        1,227       1,022       6.25      6.47
  State and municipal                     36,393        21,914          617         404       6.78      7.37
  Other investments                       20,988         7,457          325         125       6.19      6.71
                                        --------      --------      -------     -------       ----      ----
    Total investment securities          158,961       142,123        2,513       2,301       6.32      6.48
                                        --------      --------      -------     -------       ----      ----

Federal funds sold and other                 495         3,167            6          43       4.85      5.43
                                        --------      --------      -------     -------       ----      ----

  Total interest-earning assets          433,189       401,631        8,353       8,096       7.75      8.06
                                                                    -------     -------       ----      ----
Other non-earning assets                  25,608        24,457
                                        --------      --------

  Total assets                          $458,797      $426,088
                                        ========      ========

Interest-bearing deposits:
  Demand                                $ 53,410       $51,580          272         323       2.07      2.50
  Money market                            18,647        17,724          123         127       2.68      2.87
  Savings                                 68,278        68,062          442         499       2.63      2.93
  Time                                   174,620       174,663        2,232       2,314       5.18      5.30
                                        --------      --------      -------     -------       ----      ----
    Total  interest-bearing deposits     314,955       312,029        3,069       3,263       3.95      4.18

Federal funds purchased                        -           182            -           2          -      4.40
Repurchase agreements                     26,493        23,280          269         267       4.12      4.59
Other borrowings                          18,602             -          234           -       5.03         -
                                        --------      --------      -------     -------       ----      ----
  Total interest-bearing
        liabilities                      360,050       335,491        3,572       3,532       4.02      4.21
                                                                    -------     -------       ----      ----
Demand deposits                           40,761        37,861
Other liabilities                          2,596         2,336
Shareholders' equity                      55,390        50,400
                                        --------      --------
  Total liabilities and
          shareholders' equity          $458,797      $426,088
                                        ========      ========
Interest rate spread                                                                          3.73%     3.85%
                                                                                              ====      ====
Net interest income                                                   4,781       4,564
                                                                    =======     =======
Taxable equivalent adjustment                                           191         125
                                                                    =======     =======
Net yield on earning assets                                                                   4.41%     4.55%
                                                                                              ====      ====

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Nonperforming assets increased to $790,000 at March 31, 1999 from $575,000 at December 31, 1998.
     Foreclosed properties of $385,000 at March 31,1999 and December 31, 1998 include two commercial real estate properties.
     Loans in a nonaccrual status at March 31, 1999 were $405,000 compared with $190,000 at December 31, 1998. Loans on accrual status and past due 90 or more at March 31, 1999 were $246,000 compared with $249,000 at December 31, 1998.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .2% at March 31, 1999 and .2% at December 31, 1998. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the quarter as a percentage of average loans increased to .03% in 1999 from .02% in the 1998 quarter. These charge-off ratios are low by industry standards.
     During the first quarter of 1999 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 1999, if all such loans had been accruing interest at the original contractual rate, was $15,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $180,000 for the first quarter of 1999 and $252,000 for the first quarter of 1998. The reserve for loan losses totaled $3,910,000 at March 31, 1999 an increase of 2.3% over the $3,821,000 recorded at December 31, 1998. The ratio of reserves to loans, less unearned discount, was 1.40% at March 31, 1999 and 1.42% at December 31, 1998. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the first quarter of 1999 was $1,082,000, an increase of 20.8% from the $896,000 reported in the first quarter of 1998. The major reasons for the 1999 first quarter growth in non-interest income were a 20.2% increase in trust and investment services to $624,000 due to growth in managed investment accounts and an increase in mortgage income of 11.5% to $116,000 due to increased origination and sale of fixed rate residential mortgage loans. Service charges on deposit fees were $217,000 for the first quarter of 1999, up 16.0% over the first quarter of 1998 while non-deposit fees and insurance commissions were up 22.4% to $71,000 due to increased insurance sales.

NON-INTEREST EXPENSE
     Non-interest expense for the first quarter of 1999 was $2,765,000, a 3.4% increase from the $2,673,000 reported for the same period last year. Salaries increased 9.9% from the same period last year to $1,325,000 in 1999 due to general pay increases, a new branch and increased incentive pay.

INCOME TAX PROVISION
     The income tax provision for the first quarter of 1999 was $803,000, an increase of $54,000 from the $749,000 reported a year earlier. The effective tax rate for the first quarter of 1999 was 29.4% compared to 31.1% for the first quarter of 1998. The decline in the effective tax rate resulted from increased tax exempt interest on state and municipal securities.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 1999 the Corporation had a ratio of 16.70% for Tier I and a ratio of 17.95% for total capital. At December 31, 1998 these ratios were 16.79% and 18.04%, respectively.
     A cash dividend of $.24 per share was paid on 3,051,733 shares of common stock outstanding on March 26, 1999 to shareholders of record March 12, 1999. This dividend totaled $732,000.

MARKET RISK MANAGEMENT
     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and it's impact on net interest income is the primary market risk exposure. The
Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31,1999 were not materially different from December 31, 1998.
     The Bank's net liquid assets to net liabilities ratio was 22.4% at March 31, 1999 and 24.0% at December 31, 1998. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

                                     PART II
                                OTHER INFORMATION

Item:
  1.  Legal Proceedings
        None

  2.  Changes in securities
        None

  3.  Defaults upon senior securities None

  4.  Results of votes of security holders None

  5.  Other information
        None

  6.  Exhibits and Reports on Form 8-K

        (a) Exhibits
              Financial Data Schedule EX-27

        (b) Reports on Form 8-K
              None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.



                                   /s/ Charles H. Majors
                                   ---------------------------------
                                   Charles H. Majors
Date - May 14, 1999                President and Chief Executive Officer



                                   /s/ T. Allen Liles
                                   ---------------------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - May 14, 1999                Secretary-Treasurer (Chief Financial Officer)