Form 10-Q
period 1999-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 1999-08-13
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


Commission file number:  0-12820
                         -------


                        AMERICAN NATIONAL BANKSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                        54-1284688
------------------------------------                ----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


            628 Main Street
--------------------------------------------------------------------------------
            Danville, Virginia                             24541
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)


                                 (804) 792-5111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No      .
                                       -----    -----

The number of shares outstanding of the issuer's common stock as of August 5, 1999 was 6,103,466.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                        Page No.

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998........................................3

             Consolidated Statements of Income for the three months
               ended June 30, 1999 and 1998.................................4

             Consolidated Statements of Income for the six months
               ended June 30, 1999 and 1998.................................5

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998.................................6

             Notes to Consolidated Financial Statements.....................7-10

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.....................................11-17


Part II.   Other Information...............................................18

SIGNATURES ................................................................18

EXHIBITS - Financial Data Schedule.........................................19

                                         Consolidated Balance Sheets
                               American National Bankshares Inc. and Subsidiary
                                                (In Thousands)
                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                 June 30     December 31
                                                                                   1999         1998
                                                                                ---------    -----------
ASSETS
Cash and due from banks.........................................................$ 11,831     $ 14,072
Interest-bearing deposits in other banks........................................     210          706

Investment securities:
  Securities available for sale (at market value)............................... 110,238      105,536
  Securities held to maturity (market value of $47,188 at
    June 30, 1999 and $59,207 at December 31, 1998).............................  47,427       57,877
                                                                                ---------    ---------
      Total investment securities............................................... 157,665      163,413
                                                                                ---------    ---------

Loans .......................................................................... 283,521      269,677
  Less--
    Unearned income.............................................................    (110)        (158)
    Reserve for loan losses.....................................................  (4,021)      (3,821)
                                                                                ---------    ---------
      Net loans................................................................. 279,390      265,698
                                                                                ---------    ---------

Bank premises and equipment, at cost, less accumulated
  depreciation of $7,676 in 1999 and $7,164 in 1998.............................   7,665        7,603
Accrued interest receivable and other assets....................................  10,353        8,891
                                                                                ---------    ---------
  Total assets..................................................................$467,114     $460,383
                                                                                =========    =========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$ 41,406     $ 45,071
  Demand deposits -- interest bearing...........................................  51,924       55,883
  Money market deposits.........................................................  17,324       18,089
  Savings deposits..............................................................  67,357       68,621
  Time deposits................................................................. 183,083      170,661
                                                                                ---------    ---------
    Total deposits.............................................................. 361,094      358,325
                                                                                ---------    ---------

Repurchase agreements...........................................................  16,344       31,023
FHLB borrowings.................................................................  31,700       13,000
Accrued interest payable and other liabilities..................................   2,885        3,174
                                                                                ---------    ---------
  Total liabilities............................................................. 412,023      405,522
                                                                                ---------    ---------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................       -            -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,103,466 shares outstanding at June 30, 1999 *
    and 3,051,733 shares outstanding at December 31, 1998.......................   6,103        3,052
  Capital in excess of par value................................................   9,892        9,892
  Retained earnings.............................................................  40,081       40,799
  Accumulated other comprehensive income -
    net unrealized (losses) gains on securities available for sale..............    (985)       1,118
                                                                                ---------    ---------
      Total shareholders' equity................................................  55,091       54,861
                                                                                ---------    ---------
      Total liabilities and shareholders' equity................................$467,114     $460,383
                                                                                =========    =========

* - Restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      June 30
                                                                                ---------------------
                                                                                  1999         1998
                                                                                --------     --------
Interest Income:
  Interest and fees on loans....................................................$ 5,969      $ 5,822
  Interest on federal funds sold and other......................................     13           12
  Income on investment securities:
    U S Government..............................................................    206          698
    Federal agencies............................................................  1,369        1,141
    State and municipal.........................................................    428          303
    Other investments...........................................................    301          117
                                                                                --------     --------
      Total interest income.....................................................  8,286        8,093
                                                                                --------     --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    278          310
    Money market................................................................    119          135
    Savings.....................................................................    446          491
    Time........................................................................  2,268        2,330
  Interest on fed funds and repos ..............................................    178          267
  Interest on other borrowings..................................................    316           54
                                                                                --------     --------
    Total interest expense......................................................  3,605        3,587
                                                                                --------     --------
Net Interest Income.............................................................  4,681        4,506
Provision for Loan Losses.......................................................    180          223
                                                                                --------     --------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,501         4,283
                                                                                --------      --------
Non-Interest Income:
  Trust and investment services.................................................    614           548
  Service charges on deposit accounts...........................................    240           251
  Non-deposit fees and insurance commissions....................................     68            70
  Mortgage banking income.......................................................     88            89
  Other income..................................................................     65            34
                                                                                --------      --------
    Total non-interest income...................................................  1,075           992
                                                                                --------      --------
Non-Interest Expense:
  Salaries......................................................................  1,338         1,235
  Pension and other employee benefits...........................................    230           288
  Occupancy and equipment.......................................................    471           468
  Postage and printing..........................................................    120           108
  Core deposit intangible amortization .........................................    113           113
  Other.........................................................................    520           548
                                                                                --------      --------
    Total non-interest expense..................................................  2,792         2,760
                                                                                --------      --------
Income Before Income Tax Provision..............................................  2,784         2,515
Income Tax Provision............................................................    818           764
                                                                                --------      --------
Net Income......................................................................$ 1,966       $ 1,751
                                                                                ========      ========

------------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .32       $   .29
Diluted.........................................................................$   .32       $   .29
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic.........................................................................6,103,466     6,103,466
Diluted.......................................................................6,105,837     6,105,010
------------------------------------------------------------------------------------------------------

*   - Per share  amounts  have been  restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                      June 30
                                                                                ---------------------
                                                                                  1999         1998
                                                                                --------     --------
Interest Income:
  Interest and fees on loans....................................................$11,796      $11,565
  Interest on federal funds sold and other......................................     19           55
  Income on investment securities:
    U S Government..............................................................    550        1,448
    Federal agencies............................................................  2,596        2,163
    State and municipal.........................................................    861          591
    Other investments...........................................................    626          242
                                                                                --------     --------
      Total interest income..................................................... 16,448       16,064
                                                                                --------     --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    550          633
    Money market................................................................    242          262
    Savings.....................................................................    888          990
    Time........................................................................  4,500        4,644
  Interest on fed funds purchased and repos.....................................    447          536
  Interest on other borrowings..................................................    550           54
                                                                                --------     --------
    Total interest expense......................................................  7,177        7,119
                                                                                --------     --------
Net Interest Income.............................................................  9,271        8,945
Provision for Loan Losses.......................................................    360          475
                                                                                --------     --------
Net Interest Income After Provision
  For Loan Losses...............................................................  8,911        8,470
                                                                                --------     --------
Non-Interest Income:
  Trust and investment services.................................................  1,238        1,067
  Service charges on deposit accounts...........................................    457          438
  Non-deposit fees and insurance commissions...................................     139          128
  Mortgage banking income.......................................................    204          193
  Other income..................................................................    134           72
                                                                                --------     --------
    Total non-interest income...................................................  2,172        1,898
                                                                                --------     --------
Non-Interest Expense:
  Salaries......................................................................  2,663        2,441
  Pension and other employee benefits...........................................    488          575
  Occupancy and equipment.......................................................    925          905
  Postage and printing..........................................................    231          241
  Core deposit intangible amortization .........................................    225          225
  Other.........................................................................  1,040        1,056
                                                                                --------     --------
    Total non-interest expense..................................................  5,572        5,443
                                                                                --------     --------
Income Before Income Tax Provision..............................................  5,511        4,925
Income Tax Provision............................................................  1,621        1,513
                                                                                --------     --------
Net Income......................................................................$ 3,890      $ 3,412
                                                                                ========     ========

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .64      $   .56
Diluted.........................................................................$   .64      $   .56
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic.........................................................................6,103,466    6,103,466
Diluted.......................................................................6,106,082    6,107,690
------------------------------------------------------------------------------------------------------

*   - Per share  amounts  have been  restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    Consolidated Statements of Cash Flows
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended
                                                                                       June 30
                                                                                -----------------------
                                                                                  1999          1998
                                                                                ---------     ---------
Cash Flows from Operating Activities:
  Net income....................................................................$  3,890      $  3,412
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses.....................................................     360           475
  Depreciation..................................................................     512           482
  Core deposit intangible amortization..........................................     225           225
  Net amortization (accretion) of premiums and discounts
    on investment securities....................................................      49           (40)
  Gain on sale of securities....................................................      (8)            -
  Deferred income taxes benefit.................................................    (179)         (181)
  Increase in interest receivable...............................................    (116)         (341)
  Increase in other assets......................................................    (308)         (117)
  Increase (decrease) in interest payable.......................................     119           (59)
  Decrease in other liabilities.................................................    (408)           (1)
                                                                                ---------     ---------
    Net cash provided by operating activities...................................   4,136         3,855
                                                                                ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  30,783        15,488
  Purchases of securities available for sale.................................... (23,230)      (12,985)
  Purchases of securities held to maturity......................................  (5,033)       (4,355)
  Net increase in loans......................................................... (14,052)       (5,896)
  Purchases of property and equipment...........................................    (574)         (235)
                                                                                ---------     ---------
    Net cash used in investing activities....................................... (12,106)       (7,983)
                                                                                ---------     ---------

Cash Flows from Financing Activities:
  Net decrease in demand, money market,
    and savings deposits........................................................  (9,653)       (6,836)
  Net increase in time deposits.................................................  12,422         2,862
  Net decrease in federal funds purchased
    and repurchase agreements................................................... (14,679)         (179)
  Net increase in borrowings....................................................  18,700         9,025
  Cash dividends paid...........................................................  (1,557)       (1,373)
  Repurchase of stock...........................................................       -             -
                                                                                ---------     ---------
    Net cash provided by financing activities...................................   5,233         3,499
                                                                                ---------     ---------

Net Decrease in Cash and Cash Equivalents.......................................  (2,737)         (629)


Cash and Cash Equivalents at Beginning of Period................................  14,778        13,752
                                                                                ---------     ---------

Cash and Cash Equivalents at End of Period......................................$ 12,041      $ 13,123
                                                                                =========     =========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 11,831      $ 13,043
    Interest-bearing deposits in other banks....................................     210            80
                                                                                ---------     ---------
                                                                                $ 12,041      $ 13,123
                                                                                =========     =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 7,059       $  7,129
  Income taxes paid.............................................................$ 2,093       $  1,400

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation
    ---------------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 1999, the results of its operations and its cash flows for the three and six months then ended. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's subsidiary, Mutual Mortgage of the Piedmont, Inc. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K.
     On June 15, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999 with a distribution date of July 15, 1999. All per share data and weighted average shares have been restated as appropriate to reflect the split.
     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact credit quality and deposit retention.
o    Changes in interest rates could reduce net interest income.
o    Competitive pressures among financial institutions may increase.
o    Legislative  or  regulatory   changes,   including  changes  in  accounting
     standards, may adversely affect the businesses that the Corporation and Bank are engaged.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.
o Year 2000 issues could erode public confidence in financial institutions or present other risks (see separate Year 2000 Issue disclosure).

2.  Investment Securities
    ---------------------

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

3.  Commitments and Contingencies
    -----------------------------

     The Bank has credit availability in the amount of $68,740,000 with the Federal Home Loan Bank of Atlanta. Borrowings outstanding under this availability were $31,700,000 and $13,000,000 respectively, at June 30, 1999 and December 31, 1998.
     Commitments to extend credit, which amount to $63,073,000 at June 30, 1999 and $67,466,000 at December 31, 1998, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments at June 30, 1999 and $952,000 commitments at December 31, 1998 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 1999 and December 31, 1998 the Bank had $922,000 and $682,000,
respectively, in outstanding standby letters of credit.

4.  Merger and Acquisitions
    -----------------------

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

5.  New Accounting Pronouncements
    -----------------------------

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                                 Three Months Ended            Six Months Ended
                                                       June 30                     June 30
                                              -------------------------     -------------------------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
Net Income                                    $1,966,000     $1,751,000     $3,890,000     $3,412,000
Unrealized holding gains (losses) arising
  during period  (net of tax expense)         (1,468,000)        35,000     (2,103,000)        64,000
                                              -----------    ----------     -----------    ----------
Total comprehensive income                    $  498,000     $1,786,000     $1,787,000     $3,476,000
                                              ===========    ==========     ==========     ==========

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 6 to the Consolidated Condensed Financial Statements.
     In February 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and post-retirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10K.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Adoption is not expected to have a material impact on the Corporation.

6.  Segment and Related Information
    -------------------------------

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and  investment  services  includes  estate  and trust  planning  and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts and estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K. All inter-segment sales prices are market based.
     Segment information for the three and six months ended June 30, 1999 and 1998 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                  Three Months Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $  8,286           $  -      $     6         $     (6)   $  8,286
Interest expense                                               3,605              -            6               (6)      3,605
Non-interest income - external customers                         372            614           89                -       1,075
Non-interest income - internal customers                           -             13            -              (13)          -
Operating income before income taxes                           2,377            435        1,949           (1,977)      2,784
Depreciation and amortization                                    370             11            4                -         385
Total assets                                                 466,956              -       56,045          (55,887)    467,114
Capital expenditures                                             281              -            -                -         281

                                                  Three Months Ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $  8,093         $    -      $     8         $     (8)   $  8,093
Interest expense                                               3,587              -            8               (8)      3,587
Non-interest income - external customers                         355            548           89                -         992
Non-interest income - internal customers                           -             14            -              (14)          -
Operating income before income taxes                           2,174            369        1,736           (1,764)      2,515
Depreciation and amortization                                    331             12            4                -         347
Total assets                                                 430,530              -       53,349          (53,324)    430,555
Capital expenditures                                              97              -            4                -         101

                                                  Six Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $ 16,448         $    -      $    19         $    (19)   $ 16,448
Interest expense                                               7,177              -           19              (19)      7,177
Non-interest income - external customers                         730          1,238          204                -       2,172
Non-interest income - internal customers                           -             26            -              (26)          -
Operating income before income taxes                           4,667            871        3,879           (3,906)      5,511
Depreciation and amortization                                    707             22            8                -         737
Total assets                                                 466,956              -       56,045          (55,887)    467,114
Capital expenditures                                           571                -            3                -         574

                                                  Six Months Ended June 30, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $ 16,064         $    -      $    17         $    (17)   $ 16,064
Interest expense                                               7,119              -           17              (17)      7,119
Non-interest income - external customers                         638          1,067          193                -       1,898
Non-interest income - internal customers                           -             26            -              (26)          -
Operating income before income taxes                           4,243            704        3,404           (3,426)      4,925
Depreciation and amortization                                    675             24            8                -         707
Total assets                                                 430,530              -       53,349          (53,324)    430,555
Capital expenditures                                             229              -            6                -         235

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the first six months of 1999 was $3,890,000, an increase of 14.0% over the $3,412,000 earned during the first half of 1998. On a basic and diluted per share basis, net income totaled $.64 for the first six months of 1999, up 14.3% from $.56 in the 1998 period. On an annualized basis, return on average total assets was 1.69% for the first half of 1999 compared to 1.59% for the same period in 1998. Return on average common shareholders' equity increased to 14.0% for the first six months of 1999 from 13.40% for the first half of 1998.
     The Corporation's net income for the second quarter of 1999 was $1,966,000, an increase of 12.3% over the $1,751,000 earned during the second quarter of 1998. On a basic and diluted per share basis, net income totaled $.32 for the quarter, up 10.3% from $.29 in 1998. On an annualized basis, return on average total assets was 1.69% for the second quarter of 1999 compared to 1.62% for the second quarter of 1998. Return on average common shareholders' equity increased to 14.08% in the second quarter of 1999 from 13.60% for the second quarter of 1998.
     Shareholders' equity increased $230,000 during the first half of 1999 from net income of $3,890,000 less dividends paid of $1,557,000 and less a change in net unrealized gains (losses) on securities held for sale of $2,103,000. Common stock at June 30, 1999 has been retroactively increased by $3,052,000 for the 2-for-1 stock split effected in the form of a 100% stock dividend issued July 1, 1999 by transfer from retained earnings.
     The Corporation's growth in earnings resulted from four principal factors. First, net interest income improved $326,000, or 3.6%, for the first half of 1999 compared to the first half of 1998 from growth in average earning assets by $31,539,000 and related growth in average earning liabilities by $24,287,000 half (see discussion on NET INTEREST INCOME). Second, continued good asset quality resulted in a reduction in the provision for loan losses by $115,000, or 24.2%, for the fist six months of 1999 compared to 1998. Third, the 14.4% growth in non-interest income in the first six months of 1999 over the same period in 1998 demonstrates the continued success of the Corporation's expanded trust and investment services and other fee income areas. Fourth, the Corporation has controlled non-interest expenses which have grown $129,000, or 2.4%, in the first half of 1999 over the first half of 1998.

TRENDS and FUTURE EVENTS
     During the first six months of 1999, net loans increased $13,692,000 or 5.2%. The increase is the result of good loan demand and indicates the continuance of a healthy local economy. The increase in loans was funded by borrowings from the Federal Home Loan Bank of Atlanta. Total investment securities decreased during the first six months of 1999 by $5,748,000 or 3.5%.
     Total deposits increased $2,769,000 or .8% during the first six months of 1999 and repurchase agreements decreased $14,679,000 or 47.3% during the same period. Repurchase agreements are used by commercial accounts to earn higher yields on short term funds and are volatile.
     On September 29, 1998 the Federal Reserve Board ("FRB") decreased short-term interest rates by cutting federal funds by 1/4% and the major money center banks followed by lowering the prime rate by 1/4%. On October 15 and November 17, 1998 the FRB decreased short-term rates again by cutting federal funds and the discount rate by 1/4%, and major money center banks followed by lowering the prime rate by 1/4% on both occasions. Short and intermediate term U.S. Treasury yields had already preceded the Federal Reserve actions by declining from June 1998 to October 1998 in response to the global financial crisis, losses in hedge funds and low inflation. The FRB actions in lowering interest rates were designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis. The FRB increased short-term interest rates by increasing federal funds 1/4% on June 30, 1999 in response to stabilized global financial markets and tight U.S. labor conditions, and major money center banks followed by increasing the prime rate by 1/4%. Treasury yields had already risen in anticipation of FRB tightening.
     At the annual meeting of shareholders, held April 22, 1998, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock (300,000 shares to reflect the 2-for-1 stock split), upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Corporation's non-employee Directors.

YEAR 2000 ISSUE
         The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computers and systems dependent on computer chips will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.
     Technology hardware, software and other systems used by the Corporation are provided by outside vendors rather than being developed in-house. These outside vendors have been proactive in making systems Year 2000 ready, in testing systems for Year 2000 readiness, in submitting their efforts to regulators for review, and in supplying testing procedures for the Corporation to conduct independent testing.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. The Corporation's readiness plan encompasses both information technology systems and computer chip embedded functions, such as elevators, security systems, and building heating and cooling. A project team has installed corrected hardware and software and tested systems for Year 2000 readiness. Additional testing of new or updated systems will be made during 1999. To date, successful Year 2000 testing has been completed on 100% of the Corporation's mission critical systems.
     An educational process has been implemented to assist and assure that major customers are Year 2000 ready. Approximately 95% of major customers have responded that they are Year 2000 ready or will be Year 2000 ready in 1999. The project team will continue to monitor readiness of customers during 1999.
     Total Year 2000 project costs will be approximately $125,000 with $103,000 having been spent to date. The remaining expenditures are not expected to have a material impact on the Corporation's results of operations, liquidity or capital resources.
     The Corporation faces a number of risks related to the Year 2000 date change including legal risks, project management risk, financial risk and outside vendor risk. Legal risk involves failure to meet contractual service agreements, leading to possible punitive actions. Project management risk is failure to adequately address Year 2000 planning and resource needs with missed deadlines and improper allocation of resources. Financial risk relates to lost revenue, asset quality deterioration or even business failure. Outside vendor risk involves failure of communication systems, power or other important services which the Corporation depends upon to operate. A contingency plan has been established to assure readiness in the unlikely event that any critical operating system fails prior to or after the Year 2000. The contingency plan specifies actions to be taken by the Year 2000 project team in the event that a critical system is not timely corrected and tested before Year 2000. Since 100% of mission critical systems have been successfully tested to date, pre Year 2000 contingency plans are not expected to be activated. The contingency plan also assigns responsibility for checking the proper operation of all systems on January 1, 2000, adopts special liquidity measures to be taken before and after Year 2000, and describes implementation of manual processes for lending, deposit operations, and trust services in the event that systems fail. Responsibilities and detail procedures have been established for training on manual systems. The Corporation's operations center, branch office and mortgage banking operation located at Tower Drive are equipped with a diesel generator in the event that electric power supplies fail prior to or after Year 2000. The backup power supply has been tested and will continue to be tested.

NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $9,655,000 for the first six months of 1999 compared to $9,202,000 for the first six months of 1998, an increase of 4.9%. The interest rate spread decreased to 3.75% from 3.85% and the net yield on earning assets decreased to 4.43% from 4.55% in the first six months of 1999 compared to the first six months of 1998, respectively. These decreases were due to a larger decline in loan yield than deposit yield as interest rates declined and from increased reliance on more expensive FHLB borrowings. Net interest income on a FTE basis for the first half of 1999 grew $453,000 over the first half of 1998 in the face of the yield decreases because average interest-earning assets increased $31,539,000 while interest-bearing liabilities only grew $24,287,000. Growth in average non-interest bearing deposits and retained income were primarily responsible for the greater growth in interest-earning assets than interest-bearing liabilities while the $19,343,000 increase in average loans led the growth in average interest-earning assets during the first half of 1999.
     Net interest income on a FTE basis was $4,874,000 in the second quarter of 1999 compared to $4,638,000 in the second quarter of 1998, an increase of 5.1%. The interest rate spread decreased to 3.76% from 3.84% and the net yield on earning assets decreased to 4.44% from 4.55% in the second quarter of 1999 compared to the second quarter of 1998, respectively. The reasons for the increase in net interest income on a FTE basis while experiencing net yield and spread declines for the three months ended June 30, 1999 were similar to the those for the six month period ended June 30, 1999.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first six months and second quarter of 1999 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                                     Interest
                                               Average Balance                   Income/Expense                Yield/Rate
                                           ------------------------           --------------------          ----------------
For Six Months Ended June 30
                                             1999            1998              1999          1998           1999       1998
                                           --------        --------           -------      -------          ----       ----
Loans:
  Commercial                               $ 84,252        $ 72,554           $ 3,474      $ 3,226          8.25%      8.89%
  Mortgage                                  139,737         133,411             5,767        5,836          8.25       8.75
  Consumer                                   53,309          51,990             2,569        2,520          9.64       9.69
                                           --------        --------           -------      -------          ----       ----
    Total loans                             277,298         257,955            11,810       11,582          8.52       8.98
                                           --------        --------           -------      -------          ----       ----

Investment securities:
  U. S. Government                           18,238          47,727               550        1,448          6.03       6.07
  Federal agencies                           83,231          67,036             2,596        2,163          6.24       6.45
  State and municipal                        36,273          22,554             1,231          831          6.79       7.37
  Other investments                          20,136           7,209               626          242          6.22       6.71
                                           --------        --------           -------      -------          ----       ----
    Total investment securities             157,878         144,526             5,003        4,684          6.34       6.48
                                           --------        --------           -------      -------          ----       ----

Federal funds sold and other                    827           1,983                19           55          4.59       5.55
                                           --------        --------           -------      -------          ----       ----

  Total interest-earning assets             436,003         404,464            16,832       16,321          7.72       8.07
                                                                              -------      -------          ----       ----

Other non-earning assets                     25,405          24,422
                                           --------        --------

  Total assets                             $461,408        $428,886
                                           ========        ========

Interest-bearing deposits:
  Demand                                    $53,821         $51,305               550          633          2.04       2.47
  Money market                               18,192          18,147               242          262          2.66       2.89
  Savings                                    68,178          67,481               888          990          2.60       2.93
  Time                                      177,613         174,727             4,500        4,644          5.07       5.32
                                           --------        --------           -------      -------          ----       ----
    Total interest-bearing deposits         317,804         311,660             6,180        6,529          3.89       4.19

Federal funds purchased                           -             379                 -           11             -       5.80
Repurchase agreements                        21,976          23,213               447          525          4.07       4.52
Other borrowings                             21,664           1,905               550           54          5.08          -
                                           --------        --------           -------      -------          ----       ----
  Total interest-bearing
    liabilities                             361,444         337,157             7,177        7,119          3.97       4.22
                                                                              -------      -------          ----       ----

Demand deposits                              41,398          38,156
Other liabilities                             2,980           2,650
Shareholders' equity                         55,586          50,923
                                           --------        --------
  Total liabilities and
    shareholders' equity                   $461,408        $428,886
                                           ========        ========

Interest rate spread                                                                                          3.75%    3.85%
                                                                                                              ====     ====

Net interest income                                                           $ 9,655      $ 9,202
                                                                              =======      =======

Taxable equivalent adjustment                                                 $   384      $   257
                                                                              =======      =======

Net yield on earning assets                                                                                   4.43%    4.55%
                                                                                                              ====     ====

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                                     Interest
                                               Average Balance                   Income/Expense                Yield/Rate
                                           ------------------------           --------------------          ----------------
For Three Months Ended June 30
                                             1999            1998              1999          1998           1999       1998
                                           --------        --------           -------      -------          ----       ----
Loans:
  Commercial                               $ 85,960        $ 74,366           $ 1,783      $ 1,651          8.30%      8.88%
  Mortgage                                  141,545         132,961             2,901        2,902          8.20       8.73
  Consumer                                   53,328          52,219             1,292        1,277          9.69       9.78
                                           --------        --------           -------      -------          ----       ----
    Total loans                             280,833         259,546             5,976        5,830          8.51       8.98
                                           --------        --------           -------      -------          ----       ----

Investment securities:
  U. S. Government                           13,531          45,932               206          698          6.09       6.08
  Federal agencies                           87,827          70,819             1,369        1,141          6.23       6.44
  State and municipal                        36,154          23,186               614          427          6.79       7.37
  Other investments                          19,315           6,964               301          117          6.23       6.72
                                           --------        --------           -------      -------          ----       ----
    Total investment securities             156,827         146,901             2,490        2,383          6.35       6.49
                                           --------        --------           -------      -------          ----       ----

Federal funds sold and other                  1,090             884                13           12          4.77       5.43
                                           --------        --------           -------      -------          ----       ----

  Total interest-earning assets             438,750         407,331             8,479        8,225          7.73       8.08
                                                                              -------      -------          ----       ----

Other non-earning assets                     25,253          24,412
                                           --------        --------

  Total assets                             $464,003        $431,743
                                           ========        ========

Interest-bearing deposits:
  Demand                                    $54,228         $51,033               278          310          2.05       2.43
  Money market                               17,743          18,566               119          135          2.68       2.91
  Savings                                    68,079          66,907               446          491          2.62       2.94
  Time                                      180,574         174,790             2,268        2,330          5.02       5.33
                                           --------        --------           -------      -------          ----       ----
    Total interest-bearing deposits         320,624         311,296             3,111        3,266          3.88       4.20

Federal funds purchased                           -             574                 -            9             -       6.27
Repurchase agreements                        17,509          23,148               178          258          4.07       4.46
Other borrowings                             24,692           3,860               316           54          5.12          -
                                           --------        --------           -------      -------          ----       ----
  Total interest-bearing
    liabilities                             362,825         338,878             3,605        3,587          3.97       4.23
                                                                              -------      -------          ----       ----

Demand deposits                              42,382          38,545
Other liabilities                             2,931           2,835
Shareholders' equity                         55,865          51,485
                                           --------        --------
  Total liabilities and
    shareholders' equity                   $464,003        $431,743
                                           ========        ========

Interest rate spread                                                                                        3.76%      3.84%
                                                                                                            ====       ====

Net interest income                                                           $ 4,874      $ 4,638
                                                                              =======      =======

Taxable equivalent adjustment                                                 $   193      $   132
                                                                              =======      =======

Net yield on earning assets                                                                                 4.44%      4.55%
                                                                                                            ====       ====

ASSET QUALITY
     Non-performing assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Non-performing assets increased to $821,000 at June 30, 1999 from $575,000 at December 31, 1998.
     Foreclosed properties of $385,000 at June 30,1999 and December 31, 1998 include two commercial real estate properties.
     Loans in a non-accrual status at June 30, 1999 were $436,000 compared with $190,000 at December 31, 1998. Loans on accrual status and past due 90 days or more at June 30, 1999 were $277,000 compared with $249,000 at December 31, 1998.
     Total non-performing loans and loans past due 90 days or more as a percentage of net loans were .26% at June 30, 1999 and .17% at December 31, 1998. Total non-performing loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first six months as a percentage of average loans increased to .06% in 1999 from .04% in the first half of 1998. These charge-off ratios are low by industry standards. The net charge-off ratio for the first half of 1999, annualized, while up from the first half of 1998, was less than any of the past three calendar years.
     During the first six months of 1999 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at June 30, 1999, if all such loans had been accruing interest at the original contractual rate, was $22,000. No interest payments were recorded during the reporting period as interest income for all such non-performing loans.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $360,000 for the first half and $180,000 for the second quarter of 1999 versus $475,000 and $223,000, respectively, for the 1998 periods. The reserve for loan losses totaled $4,021,000 at June 30, 1999 an increase of 5.2% over the $3,821,000 recorded at December 31, 1998. The ratio of reserves to loans, less unearned discount, was 1.42% at June 30, 1999 and December 31, 1998. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the first six months of 1999 was $2,172,000, an increase of 14.4% from the $1,898,000 reported in the first six months of 1998. The major reason for the 1999 first half growth in non-interest income was a 16.0% increase in trust and investment services to $1,238,000 due to growth in managed investment accounts. All other non-interest categories showed slight increases from the first half of 1998 to 1999.
     Non-interest income for the second quarter of 1999 was $1,075,000, an increase of 8.4% from the $992,000 reported in the second quarter of 1998. The major reason for the 1999 second quarter growth in non-interest income was a 12.0% increase in trust and investment services to $614,000 due to growth in managed investment accounts.


NON-INTEREST EXPENSE
     Non-interest expense for the first six months of 1999 was $5,572,000, a 2.4% increase from the $5,443,000 reported for the same period last year. Salaries increased 9.1% from the same period last year to $2,663,000 in 1999 while pension and other employee benefits decreased 15.1% to $488,000, largely from lower medical insurance expense and reduced deferred compensation costs. Core deposit intangible amortization of $225,000 for the first half of 1999 and 1998 represents the amortization of the premiums paid for deposits acquired at Gretna in August 1995 and Yanceyville in 1996.
     Non-interest expense for the second quarter of 1999 was $2,792,000, a 1.2% increase from $2,760,000 reported for the second quarter in 1998. Salaries increased 8.3% to $1,338,000 in the second quarter of 1999 from the same period in 1998. Pension and other employee benefits decreased 20.1% from a year ago to $230,000 in the second quarter of 1999 due to reduced medical insurance expense and lower deferred compensation costs.

INCOME TAX PROVISION
     The income tax provision for the first six months of 1999 was $1,621,000, an increase of $108,000 from $1,513,000 reported a year earlier. The effective tax rate for the first six months of 1999 was 29.4% compared to 30.7% for the first half of 1998. The reduction in the effective tax rate resulted from increased investment in tax exempt securities.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 1999 the Corporation had a ratio of 16.87% for Tier I and a ratio of 18.12% for total capital. At December 31, 1998 these ratios were 16.79% and 18.04%, respectively.
     During the second quarter of 1999, the Corporation declared and paid a quarterly cash dividend of $.27 per share ($.135 to reflect the 2-for-1 stock split) which was an increase over the $.24 per share ($.12 to reflect the 2-for-1 stock split) declared and paid in the first quarter of 1999. The second quarter dividend totaled $824,000. The Corporation declared a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999. The number of shares outstanding after the 100% stock dividend was 6,103,466 and per share amounts have been restated to reflect the stock dividend.

MARKET RISK MANAGEMENT
     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30,1999 were not materially different from December 31, 1998.
     The Bank's net liquid assets to net liabilities ratio was 21.9% at June 30, 1999 and 24.0% at December 31, 1998. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

PART II

                                OTHER INFORMATION

  Item:
         1.  Legal Proceedings

               The nature of the business of the Corporation's banking subsidiary ordinarily results in a certain amount of litigation. The subsidiary of the Corporation is involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Corporation.

         2.  Changes in securities
               None

         3.  Defaults upon senior securities
               None

         4.  Results of votes of security holders
               None

         5.  Other information
              None

         6.  Exhibits and Reports on Form 8-K

               (a) Exhibits - Financial Data Schedule EX-27

               (b) Reports on Form 8-K

                     On June 30, 1999, the Corporation filed a current report on Form 8-K under Item 5 to report the 2- for-1 stock split effected in the form of a 100% stock dividend distributed on July 15, 1999 to shareholders of record July 1, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------
                                   Charles H. Majors
Date - August 13, 1999             President and Chief Executive Officer





                                   /s/ T. Allen Liles
                                   ---------------------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - August 13, 1999             Secretary-Treasurer (Chief Financial Officer)