Form 10-Q
period 1999-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 1999-11-12
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares outstanding of the issuer's common stock as of November 10, 1999 was 6,103,466.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX


Part I.    Financial Information                                        Page No.

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998........................................3

             Consolidated Statements of Income for the three months
               ended September 30, 1999 and 1998............................4

             Consolidated Statements of Income for the nine months
               ended September 30, 1999 and 1998............................5

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1999 and 1998............................6

             Notes to Consolidated Financial Statements.....................7-10

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.....................................11-18


Part II.   Other Information...............................................19

SIGNATURES ................................................................19

EXHIBIT -  10.1 Agreement between American National Bank and Trust Company and James H. Johnson, Jr. dated July 31, 1999

EXHIBIT -  10.2 Agreement between American National Bank and Trust Company and Earnest C. Jordan dated July 26, 1999

EXHIBIT -  27 Financial Data Schedule

                                         Consolidated Balance Sheets
                               American National Bankshares Inc. and Subsidiary
                                                (In Thousands)
                                                  (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                September 30   December 31
                                                                                    1999          1998
                                                                                ------------   -----------
ASSETS
Cash and due from banks.........................................................$ 12,435       $ 14,072
Interest-bearing deposits in other banks........................................  13,895            706

Investment securities:
  Securities available for sale (at market value)............................... 113,517        105,536
  Securities held to maturity (market value of $43,751 at
    September 30, 1999 and $59,207 at December 31, 1998)........................  44,038         57,877
                                                                                ---------      ---------
  Total investment securities................................................... 157,555        163,413
                                                                                ---------      ---------

Loans, net of unearned income .................................................. 279,308        269,519
Less allowance for loan losses..................................................  (4,063)        (3,821)
                                                                                ---------      ---------
  Net loans..................................................................... 275,245        265,698
                                                                                ---------      ---------

Bank premises and equipment, at cost, less accumulated
  depreciation of $7,944 in 1999 and $7,164 in 1998.............................   7,938          7,603
Accrued interest receivable and other assets....................................  10,575          8,891
                                                                                ---------      ---------
  Total assets..................................................................$477,643       $460,383
                                                                                =========      =========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$ 44,033       $ 45,071
  Demand deposits -- interest bearing...........................................  54,778         55,883
  Money market deposits.........................................................  19,499         18,089
  Savings deposits..............................................................  66,551         68,621
  Time deposits................................................................. 188,739        170,661
                                                                                ---------      ---------
    Total deposits.............................................................. 373,600        358,325
                                                                                ---------      ---------

Repurchase agreements...........................................................  18,567         31,023
FHLB borrowings.................................................................  26,000         13,000
Accrued interest payable and other liabilities..................................   3,062          3,174
                                                                                ---------      ---------
  Total liabilities............................................................. 421,229        405,522
                                                                                ---------      ---------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................       -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,103,466 shares outstanding at September 30, 1999 *
    and 3,051,733 shares outstanding at December 31, 1998.......................   6,103          3,052
  Capital in excess of par value................................................   9,893          9,892
  Retained earnings.............................................................  41,244         40,799
  Accumulated other comprehensive income -
    net unrealized (losses) gains on securities available for sale..............    (826)         1,118
                                                                                ---------      ---------
  Total shareholders' equity....................................................  56,414         54,861
                                                                                ---------      ---------
  Total liabilities and shareholders' equity....................................$477,643       $460,383
                                                                                =========      =========

* - Reflects the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                    September 30
                                                                                ---------------------
                                                                                  1999         1998
                                                                                --------     --------
Interest Income:
  Interest and fees on loans....................................................$ 5,991      $ 5,898
  Interest on federal funds sold and other......................................     94           94
  Income on investment securities:
    U S Government..............................................................    141          629
    Federal agencies............................................................  1,474        1,169
    State and municipal.........................................................    431          342
    Other investments...........................................................    304          112
                                                                                --------     --------
      Total interest income.....................................................  8,435        8,244
                                                                                --------     --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    276          295
    Money market................................................................    125          145
    Savings.....................................................................    445          499
    Time........................................................................  2,342        2,337
  Interest on fed funds and repos ..............................................    191          278
  Interest on other borrowings..................................................    341          148
                                                                                --------     --------
    Total interest expense......................................................  3,720        3,702
                                                                                --------     --------
Net Interest Income.............................................................  4,715        4,542
Provision for Loan Losses.......................................................    120          203
                                                                                --------     --------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,595         4,339
                                                                                --------      --------
Non-Interest Income:
  Trust and investment services.................................................    630           513
  Service charges on deposit accounts...........................................    258           243
  Non-deposit fees and insurance commissions....................................     70            83
  Mortgage banking income.......................................................     75           109
  Other income..................................................................    128            54
                                                                                --------      --------
    Total non-interest income...................................................  1,161         1,002
                                                                                --------      --------
Non-Interest Expense:
  Salaries......................................................................  1,392         1,319
  Pension and other employee benefits...........................................    238           279
  Occupancy and equipment.......................................................    507           367
  Postage and printing..........................................................    103            99
  Core deposit intangible amortization .........................................    112           112
  Other.........................................................................    575           529
                                                                                --------      --------
    Total non-interest expense..................................................  2,927         2,705
                                                                                --------      --------
Income Before Income Tax Provision..............................................  2,829         2,636
Income Tax Provision............................................................    841           809
                                                                                --------      --------
Net Income......................................................................$ 1,988       $ 1,827
                                                                                ========      ========

------------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .33       $   .30
Diluted.........................................................................$   .33       $   .30
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic.........................................................................6,103,466     6,103,466
Diluted.......................................................................6,113,907     6,104,514
------------------------------------------------------------------------------------------------------

* - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                   September 30
                                                                                ---------------------
                                                                                  1999         1998
                                                                                --------     --------
Interest Income:
  Interest and fees on loans....................................................$17,787      $17,463
  Interest on federal funds sold and other......................................    113          149
  Income on investment securities:
    U S Government..............................................................    691        2,077
    Federal agencies............................................................  4,070        3,332
    State and municipal.........................................................  1,292          933
    Other investments...........................................................    930          354
                                                                                --------     --------
      Total interest income..................................................... 24,883       24,308
                                                                                --------     --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    826          928
    Money market................................................................    367          407
    Savings.....................................................................  1,333        1,489
    Time........................................................................  6,842        6,981
  Interest on fed funds purchased and repos.....................................    638          814
  Interest on other borrowings..................................................    891          202
                                                                                --------     --------
    Total interest expense...................................................... 10,897       10,821
                                                                                --------     --------
Net Interest Income............................................................. 13,986       13,487
Provision for Loan Losses.......................................................    480          678
                                                                                --------     --------
Net Interest Income After Provision
  For Loan Losses............................................................... 13,506       12,809
                                                                                --------     --------
Non-Interest Income:
  Trust and investment services.................................................  1,868        1,580
  Service charges on deposit accounts...........................................    715          681
  Non-deposit fees and insurance commissions...................................     209          211
  Mortgage banking income.......................................................    279          302
  Other income..................................................................    262          126
                                                                                --------     --------
    Total non-interest income...................................................  3,333        2,900
                                                                                --------     --------
Non-Interest Expense:
  Salaries......................................................................  4,055        3,760
  Pension and other employee benefits...........................................    726          854
  Occupancy and equipment.......................................................  1,432        1,272
  Postage and printing..........................................................    334          340
  Core deposit intangible amortization .........................................    337          337
  Other.........................................................................  1,615        1,585
                                                                                --------     --------
    Total non-interest expense..................................................  8,499        8,148
                                                                                --------     --------
Income Before Income Tax Provision..............................................  8,340        7,561
Income Tax Provision............................................................  2,462        2,322
                                                                                --------     --------
Net Income......................................................................$ 5,878      $ 5,239
                                                                                ========     ========

-----------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .96      $   .86
Diluted.........................................................................$   .96      $   .86
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic.........................................................................6,103,466    6,103,466
Diluted.......................................................................6,108,773    6,105,290
------------------------------------------------------------------------------------------------------

* - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    Consolidated Statements of Cash Flows
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                                    September 30
                                                                                -----------------------
                                                                                  1999          1998
                                                                                ---------     ---------
Cash Flows from Operating Activities:
  Net income....................................................................$  5,878      $  5,239
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses.....................................................     480           678
  Depreciation..................................................................     794           643
  Core deposit intangible amortization..........................................     337           337
  Net amortization (accretion) of premiums and discounts
    on investment securities....................................................      79            46
  Gain on sale of securities....................................................      (8)            -
  Gain on sale of real estate owned.............................................     (63)            -
  Deferred income taxes benefit.................................................    (190)         (248)
  Increase in interest receivable...............................................    (203)         (398)
  Increase in other assets......................................................    (702)          (14)
  Increase in interest payable..................................................     135            35
  (Decrease) increase in other liabilities......................................    (247)          448
                                                                                ---------     ---------
    Net cash provided by operating activities...................................   6,290         6,674
                                                                                ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  45,072        28,918
  Purchases of securities available for sale.................................... (37,197)      (28,491)
  Purchases of securities held to maturity......................................  (5,033)       (8,624)
  Net increase in loans......................................................... (10,027)      (10,562)
  Proceeds from sale of other real estate owned.................................     138             -
  Purchases of property and equipment...........................................  (1,129)         (805)
                                                                                ---------     ---------
    Net cash used in investing activities.......................................  (8,176)      (19,564)
                                                                                ---------     ---------

Cash Flows from Financing Activities:
  Net (decrease) increase in demand, money market,
    and savings deposits........................................................  (2,803)        3,127
  Net increase in time deposits.................................................  18,078         3,197
  Net (decrease) increase in federal funds purchased
    and repurchase agreements................................................... (12,456)       10,888
  Net increase in borrowings....................................................  13,000        13,000
  Cash dividends paid...........................................................  (2,381)       (2,105)
  Repurchase of stock...........................................................       -             -
                                                                                ---------     ---------
    Net cash provided by financing activities...................................  13,438        28,107
                                                                                ---------     ---------

Net Increase in Cash and Cash Equivalents.......................................  11,552        15,217


Cash and Cash Equivalents at Beginning of Period................................  14,778        13,752
                                                                                ---------     ---------

Cash and Cash Equivalents at End of Period......................................$ 26,330      $ 28,969
                                                                                =========     =========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 12,435      $ 12,538
    Interest-bearing deposits in other banks....................................  13,895        16,431
                                                                                ---------     ---------
                                                                                $ 26,330      $ 28,969
                                                                                =========     =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 10,762      $ 10,786
  Income taxes paid.............................................................$  2,935      $  2,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 1999, the results of its operations and its cash flows for the three and nine months then ended. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.
         The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's subsidiary, ANB Mortgage Corp. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K.
         On June 15, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999 with a distribution date of July 15, 1999. All per share data and weighted average shares have been restated as appropriate to reflect the split.
         This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

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

3.  Commitments and Contingencies
    -----------------------------

         The Bank has credit availability of 15% of assets, approximately $71,500,000 with the Federal Home Loan Bank of Atlanta at September 30, 1999. Borrowings outstanding under this availability were $26,000,000 and $13,000,000 respectively, at September 30, 1999 and December 31, 1998.
         Commitments to extend credit, which amount to $83,779,000 at September 30, 1999 and $67,466,000 at December 31, 1998, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
          There were $1,110,000 commitments at September 30, 1999 and $952,000 commitments at December 31, 1998 to purchase securities when issued.
         Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 1999 and December 31, 1998 the Bank had $799,000 and $682,000, respectively, in outstanding standby letters of credit.

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

130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and nine months ended September 30, 1999 and 1998:

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                              -------------------------     -------------------------
                                                 1999           1998           1999           1998
                                              ----------     ----------     ----------     ----------
Net Income                                    $1,988,000     $1,827,000     $5,878,000     $5,239,000
Unrealized holding gains (losses) arising
  during period (net of tax expense)             159,000        655,000     (1,944,000)       719,000
                                              ----------     ----------     -----------    ----------
Total comprehensive income                    $2,147,000     $2,482,000     $3,934,000     $5,958,000
                                              ==========     ==========     ==========     ==========

         The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in September 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 6 to the Consolidated Condensed Financial Statements.
         In February 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and post-retirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10K.
         In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. In September, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the original effective date of SFAS No. 133 until fiscal years beginning after September 15, 2000. Adoption is not expected to have a material impact on the Corporation.

6.  Segment and Related Information
    -------------------------------

         The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
         Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts and estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
         The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1998 Annual Report on Form 10-K. All inter-segment sales prices are market based.
         Segment information for the three and nine months ended September 30, 1999 and 1998 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                    Three Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $  8,435           $  -      $     6         $     (6)   $  8,435
Interest expense                                               3,720              -            6               (6)      3,720
Non-interest income - external customers                         456            630           75                -       1,161
Non-interest income - internal customers                           -            (26)          39              (13)          -
Operating income before income taxes                           2,420            442        1,966           (1,999)      2,829
Depreciation and amortization                                    380             11            3                -         394
Total assets                                                 477,175              -       57,288          (56,820)    477,643
Capital expenditures                                             552              -            3                -         555

                                                    Three Months Ended September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $  8,244         $    -      $    10         $    (10)   $  8,244
Interest expense                                               3,702              -           10              (10)      3,702
Non-interest income - external customers                         380            513          109                -       1,002
Non-interest income - internal customers                           -             13            -              (13)          -
Operating income before income taxes                           2,308            326        1,830           (1,828)      2,636
Depreciation and amortization                                    256             12            5                -         273
Total assets                                                 458,163              -       55,230          (55,205)    458,188
Capital expenditures                                             570              -            -                -         570

                                                    Nine Months Ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $ 24,883         $    -      $    25         $    (25)   $ 24,883
Interest expense                                              10,897              -           25              (25)     10,897
Non-interest income - external customers                       1,186          1,868          279                -       3,333
Non-interest income - internal customers                           -              -           39              (39)          -
Operating income before income taxes                           7,087          1,313        5,845           (5,905)      8,340
Depreciation and amortization                                  1,087             33           11                -       1,131
Total assets                                                 477,175              -       57,288          (56,820)    477,643
Capital expenditures                                           1,123              -            6                -       1,129

                                                    Nine Months Ended September 30, 1998
----------------------------------------------------------------------------------------------------------------------------
                                                                           Trust and
                                                           Community      Investment                  Intersegment
                                                             Banking        Services       Other      Eliminations      Total
                                                           ---------      ----------     -------      ------------   --------
Interest income                                             $ 24,308         $    -      $    27         $    (27)   $ 24,308
Interest expense                                              10,821              -           27              (27)     10,821
Non-interest income - external customers                       1,018          1,580          302                -       2,900
Non-interest income - internal customers                           -             39            -              (39)          -
Operating income before income taxes                           6,551          1,030        5,234           (5,254)      7,561
Depreciation and amortization                                    931             36           13                -         980
Total assets                                                 458,163              -       55,230          (55,205)    458,188
Capital expenditures                                             799              -            6                -         805

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the first nine months of 1999 was $5,878,000, an increase of 12.2% over the $5,239,000 earned during the first nine months of 1998. On a basic and diluted per share basis, net income totaled $.96 for the first nine months of 1999, up 11.6% from $.86 in the 1998 period. On an annualized basis, return on average total assets was 1.69% for the first nine months of 1999 compared to 1.61% for the same period in 1998. Return on average common shareholders' equity increased to 14.1% for the first nine months of 1999 from 13.57% for the first nine months of 1998.
     The Corporation's net income for the third quarter of 1999 was $1,988,000, an increase of 8.8% over the $1,827,000 earned during the third quarter of 1998. On a basic and diluted per share basis, net income totaled $.33 for the quarter, up 10.0% from $.30 in 1998. On an annualized basis, return on average total assets was 1.68% for the third quarter of 1999 compared to 1.65% for the third quarter of 1998. Return on average common shareholders' equity increased to 14.30% in the third quarter of 1999 from 13.91% for the third quarter of 1998.
     Shareholders' equity increased $1,553,000 during the first nine months of 1999 from net income of $5,878,000 less dividends paid of $2,381,000 and less a change in net unrealized gains (losses) on securities held for sale of $1,944,000. Common stock at September 30, 1999 was increased by $3,052,000 for the 2-for-1 stock split effected in the form of a 100% stock dividend issued July 1, 1999 by transfer from retained earnings.
     The Corporation's growth in earnings resulted from four principal factors. First, net interest income improved $499,000, or 3.7%, for the first nine months of 1999 compared to the first nine months of 1998 from growth in average earning assets by $30,975,000 and related growth in average earning liabilities by $24,295,000 (see discussion on NET INTEREST INCOME). Second, continued good asset quality resulted in a reduction in the provision for loan losses by $198,000, or 29.2%, for the first nine months of 1999 compared to 1998. Third, the 14.9% growth in non-interest income in the first nine months of 1999 over the same period in 1998 demonstrates the continued success of the Corporation's expanded trust and investment services and other fee income areas. Fourth, the Corporation has controlled non-interest expenses which have grown $351,000, or 4.3%, in the first nine months of 1999 over the first nine months of 1998.

TRENDS and FUTURE EVENTS
     During the first nine months of 1999, net loans increased $9,547,000 or 3.6% and deposits increased $15,275,000 or 4.3%. Repurchase agreements declined $12,456,000, but were replaced by $13,000,000 in new, longer-term FHLB borrowings. Repurchase agreements are used by commercial accounts to earn higher yields on short-term funds and are volatile. Total investment securities decreased during the first nine months of 1999 by $5,858,000 or 3.6%.
     On September 29, 1998 the Federal Reserve Board ("FRB") decreased short-term interest rates by cutting federal funds by 1/4% and the major money center banks followed by lowering the prime rate by 1/4%. On October 15 and November 17, 1998 the FRB decreased short-term rates again by cutting federal funds and the discount rate by 1/4%, and major money center banks followed by lowering the prime rate by 1/4% on both occasions. Short and intermediate term U.S. Treasury yields had already preceded the Federal Reserve actions by declining from September 1998 to October 1998 in response to the global financial crisis, losses in hedge funds and low inflation. The FRB actions in lowering interest rates were designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis. The FRB increased short-term interest rates by increasing federal funds 1/4% on both June 30 and August 24, 1999 in response to stabilized global financial markets and tight U.S. labor conditions, and major money center banks followed by increasing the prime rate by 1/4% on both occasions. Treasury yields had already risen in anticipation of FRB tightening.
     At the annual meeting of shareholders, held April 22, 1998, the shareholders approved a Stock Option Plan permitting the Corporation to issue up to a total of 150,000 shares of common stock (300,000 shares to reflect the 2-for-1 stock split), upon the exercise of options granted under the plan, prior to December 31, 2006. The Plan is administered by the Stock Option Committee of the Board of Directors which consists only of the Corporation's non-employee Directors.

YEAR 2000 ISSUE
     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation and many equipment systems will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computers and systems dependent on computer chips will properly recognize date sensitive information when the year changes to 2000. Systems that do not recognize such information could generate erroneous data or cause a system to fail.
     Technology hardware, software and other systems used by the Corporation are provided by outside vendors rather than being developed in-house. These outside vendors have been proactive in making systems Year 2000 ready, in testing systems for Year 2000 readiness, in submitting their efforts to regulators for review, and in supplying testing procedures for the Corporation to conduct independent testing.
     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. The Corporation's readiness plan encompasses both information technology systems and computer chip embedded functions, such as elevators, security systems, and building heating and cooling. A project team has installed corrected hardware and software and tested systems for Year 2000 readiness. Additional testing of new and updated systems have been made during 1999. To date, successful Year 2000 testing has been completed on 100% of the Corporation's mission critical systems.
     An educational process has been implemented to assist and assure that major customers are Year 2000 ready. Approximately 95% of major customers have responded that they are Year 2000 ready or will be Year 2000 ready in 1999. The project team will continue to monitor readiness of customers during 1999.
     Total Year 2000 project costs will be approximately $125,000 with $103,000 having been spent to date. The remaining expenditures are not expected to have a material impact on the Corporation's results of operations, liquidity or capital resources.
     The Corporation faces a number of risks related to the Year 2000 date change including legal risks, project management risk, financial risk and outside vendor risk. Legal risk involves failure to meet contractual service agreements, leading to possible punitive actions. Project management risk is failure to adequately address Year 2000 planning and resource needs with missed deadlines and improper allocation of resources. Financial risk relates to lost revenue, asset quality deterioration or even business failure. Outside vendor risk involves failure of communication systems, power or other important services which the Corporation depends upon to operate. A contingency plan has been established to assure readiness in the unlikely event that any critical operating system fails prior to or after the Year 2000. The contingency plan specifies actions to be taken by the Year 2000 project team in the event that a critical system is not timely corrected and tested before Year 2000. Since 100% of mission critical systems have been successfully tested to date, pre Year 2000 contingency plans are not expected to be activated. The contingency plan also assigns responsibility for checking the proper operation of all systems on January 1, 2000, adopts special liquidity measures to be taken before and after Year 2000, and describes implementation of manual processes for lending, deposit operations, and trust services in the event that systems fail. Responsibilities and detail procedures have been established for training on manual systems. The Corporation's operations center, branch office and mortgage banking operation located at Tower Drive are equipped with a diesel generator in the event that electric power supplies fail prior to or after Year 2000. The backup power supply has been tested and will continue to be tested.

NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $14,558,000 for the first nine months of 1999 compared to $13,896,000 for the first nine months of 1998, an increase of 4.8%. The interest rate spread decreased to 3.72% from 3.79% and the net yield on earning assets decreased to 4.41% from 4.50% in the first nine months of 1999 compared to the first nine months of 1998, respectively. These decreases were due to a larger decline in loan yield than deposit yield as interest rates declined and from increased reliance on more expensive FHLB borrowings. Net interest income on a FTE basis for the first nine months of 1999 grew $662,000 over the first nine months of 1998 in the face of the yield decreases because average interest-earning assets increased $30,975,000 while interest-bearing liabilities only grew $24,295,000. Growth in average non-interest bearing deposits and retained income were primarily responsible for the greater growth in interest earning assets than interest-bearing liabilities while the $18,868,000 increase in average loans led the average asset growth during the 1999 period.
     Net interest income on a FTE basis was $4,903,000 in the third quarter of 1999 compared to $4,694,000 in the third quarter of 1998, an increase of 4.5%. The interest rate spread decreased to 3.68% from 3.72% and the net yield on earning assets decreased to 4.38% from 4.45% in the third quarter of 1999 compared to the third quarter of 1998, respectively. The reasons for the increase in net interest income on a FTE basis while experiencing net yield and spread declines for the three months ended September 30, 1999 were similar to the those for the nine month period ended September 30, 1999.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first nine months and third quarter of 1999 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                                     Interest
                                               Average Balance                   Income/Expense                Yield/Rate
                                           ------------------------           --------------------          ----------------
For Nine Months Ended September 30
                                             1999            1998              1999          1998           1999       1998
                                           --------        --------           -------      -------          ----       ----
Loans:
  Commercial                               $ 84,187        $ 74,411           $ 5,228      $ 4,967          8.28%      8.92%
  Mortgage                                  141,137         132,798             8,714        8,682          8.23       8.72
  Consumer                                   53,263          52,510             3,863        3,839          9.67       9.77
                                           --------        --------           -------      -------          ----       ----
    Total loans                             278,587         259,719            17,805       17,488          8.52       8.99
                                           --------        --------           -------      -------          ----       ----

Investment securities:
  U. S. Government                           15,194          45,632               691        2,077          6.06       6.00
  Federal agencies                           87,027          69,052             4,070        3,332          6.24       6.36
  State and municipal                        36,295          24,022             1,846        1,317          6.78       7.23
  Other investments                          19,924           7,005               930          354          6.22       6.66
                                           --------        --------           -------      -------          ----       ----
    Total investment securities             158,440         145,711             7,537        7,080          6.34       6.41
                                           --------        --------           -------      -------          ----       ----

Federal funds sold and other                  2,975           3,597               113          149          5.06       5.46
                                           --------        --------           -------      -------          ----       ----

  Total interest-earning assets             440,002         409,027            25,455       24,717          7.71       8.04
                                                                              -------      -------          ----       ----

Other non-earning assets                     24,875          24,485
                                           --------        --------

  Total assets                             $464,877        $433,512
                                           ========        ========

Interest-bearing deposits:
  Demand                                   $ 53,953        $ 50,551               826          928          2.04       2.45
  Money market                               18,248          18,616               367          407          2.68       2.92
  Savings                                    67,805          67,382             1,333        1,489          2.62       2.95
  Time                                      180,569         174,652             6,842        6,981          5.05       5.34
                                           --------        --------           -------      -------          ----       ----
    Total interest-bearing deposits         320,575         311,201             9,368        9,805          3.90       4.21

Federal funds purchased                           -             251                 -           11             -       5.78
Repurchase agreements                        20,692          23,785               638          803          4.11       4.51
Other borrowings                             23,229           4,964               891          202          5.11       5.37
                                           --------        --------           -------      -------          ----       ----
  Total interest-bearing
    liabilities                             364,496         340,201            10,897       10,821          3.99       4.25
                                                                              -------      -------          ----       ----

Demand deposits                              42,075          39,007
Other liabilities                             3,163           2,834
Shareholders' equity                         55,143          51,470
                                           --------        --------
  Total liabilities and
    shareholders' equity                   $464,877        $433,512
                                           ========        ========

Interest rate spread                                                                                        3.72%      3.79%
                                                                                                            ====       ====

Net interest income                                                           $14,558      $13,896
                                                                              =======      =======

Taxable equivalent adjustment                                                 $   572      $   409
                                                                              =======      =======

Net yield on earning assets                                                                                   4.41%    4.50%
                                                                                                              ====     ====

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                                     Interest
                                               Average Balance                   Income/Expense                Yield/Rate
                                           ------------------------           --------------------          ----------------
For Three Months Ended September 30
                                             1999            1998              1999          1998           1999       1998
                                           --------        --------           -------      -------          ----       ----
Loans:
  Commercial                               $ 84,041        $ 78,094           $ 1,754      $ 1,741          8.35%      8.84%
  Mortgage                                  143,891         131,591             2,947        2,846          8.19       8.65
  Consumer                                   53,148          53,532             1,294        1,319          9.74       9.78
                                           --------        --------           -------      -------          ----       ----
    Total loans                             281,080         263,217             5,995        5,906          8.53       8.94
                                           --------        --------           -------      -------          ----       ----

Investment securities:
  U. S. Government                            9,205          41,509               141          629          6.13       5.93
  Federal agencies                           94,496          73,018             1,474        1,169          6.24       6.26
  State and municipal                        36,339          26,912               615          486          6.77       7.07
  Other investments                          19,506           6,603               304          112          6.23       6.64
                                           --------        --------           -------      -------          ----       ----
    Total investment securities             159,546         148,042             2,534        2,396          6.35       6.33
                                           --------        --------           -------      -------          ----       ----

Federal funds sold and other                  7,225           6,771                94           94          5.20       5.43
                                           --------        --------           -------      -------          ----       ----

  Total interest-earning assets             447,851         418,030             8,623        8,396          7.70       7.96
                                                                              -------      -------          ----       ----

Other non-earning assets                     24,027          24,581
                                           --------        --------

  Total assets                             $471,878        $442,611
                                           ========        ========

Interest-bearing deposits:
  Demand                                   $ 54,212        $ 49,069               276          295          2.04       2.39
  Money market                               18,358          19,538               125          145          2.72       2.94
  Savings                                    67,073          67,186               445          499          2.65       2.95
  Time                                      186,384         174,504             2,342        2,337          5.03       5.31
                                           --------        --------           -------      -------          ----       ----
    Total interest-bearing deposits         326,027         310,297             3,188        3,276          3.91       4.19

Federal funds purchased                           -               -                 -            -             -          -
Repurchase agreements                        18,167          24,912               191          278          4.21       4.43
Other borrowings                             26,309          10,985               341          148          5.18       5.27
                                           --------        --------           -------      -------          ----       ----
  Total interest-bearing
    liabilities                             370,503         346,194             3,720        3,702          4.02       4.24
                                                                              -------      -------          ----       ----

Demand deposits                              43,408          40,565
Other liabilities                             3,071           3,276
Shareholders' equity                         54,896          52,576
                                           --------        --------
  Total liabilities and
    shareholders' equity                   $471,878        $442,611
                                           ========        ========

Interest rate spread                                                                                        3.68%      3.72%
                                                                                                            ====       ====

Net interest income                                                           $ 4,903      $ 4,694
                                                                              =======      =======

Taxable equivalent adjustment                                                 $   188      $   152
                                                                              =======      =======

Net yield on earning assets                                                                                 4.38%      4.45%
                                                                                                            ====       ====

ASSET QUALITY
     Non-performing assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Non-performing assets increased to $703,000 at September 30, 1999 from $575,000 at December 31, 1998.
     Foreclosed property of $310,000 at September 30,1999 declined from $385,000 at December 31, 1998 due to sale of one of two commercial real estate properties.
     Loans in a non-accrual status at September 30, 1999 were $393,000 compared with $190,000 at December 31, 1998. Loans on accrual status and past due 90 or more days at September 30, 1999 were $351,000 compared with $249,000 at December 31, 1998.
     Total non-performing loans and loans past due 90 days or more as a percentage of loans were .27% at September 30, 1999 and .16% at December 31, 1998. Total non-performing loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first nine months, annualized, as a percentage of average loans was .11% in both 1999 and 1998. These charge-off ratios are low by industry standards and less than those experienced in calendar years 1998, 1997 and 1996.
     During the first nine months of 1999 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at September 30, 1999, if all such loans had been accruing interest at the original contractual rate, was $26,000. No interest payments were recorded during the reporting period as interest income for all such non-performing loans.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $480,000 for the first nine months and $120,000 for the third quarter of 1999 versus $678,000 and $203,000, respectively, for the 1998 periods. The reserve for loan losses totaled $4,063,000 at September 30, 1999 an increase of 6.3% over the $3,821,000 recorded at December 31, 1998. The ratio of reserves to loans, less unearned discount, was 1.45% at September 30, 1999 and 1.42% at December 31, 1998. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the first nine months of 1999 was $3,333,000, an increase of 14.9% from the $2,900,000 reported in the first nine months of 1998. The major reason for the 1999 first nine months growth in non-interest income was an 18.2% increase in trust and investment services to $1,868,000 due to growth in managed investment accounts. Mortgage banking income declined for the three and nine months ended September 30, 1999 compared to the 1998 periods because higher mortgage rates have dampened the origination of fixed rate mortgage loans which are normally sold to generate fees. Other income for the three and nine months ended September 30, 1999 includes a gain from the sale of real estate owned of $63,000.
     Non-interest income for the third quarter of 1999 was $1,161,000, an increase of 15.9% from the $1,002,000 reported in the third quarter of 1998. The major reasons for the 1999 third quarter growth in non-interest income was a 22.8% increase in trust and investment services to $630,000 due to growth in managed investment accounts and due to the aforementioned real estate owned gain.


NON-INTEREST EXPENSE
     Non-interest expense for the first nine months of 1999 was $8,499,000, a 4.3% increase from the $8,148,000 reported for the same period last year. Salaries increased 7.8% from the same period last year to $4,055,000 in 1999 while pension and other employee benefits decreased 15.0% to $726,000, largely from lower medical insurance expense and reduced deferred compensation costs. Core deposit intangible amortization of $337,000 for the first nine months of 1999 and 1998 represents the amortization of the premium paid for deposits acquired at Gretna in August 1995 and Yanceyville in 1996.
     Non-interest expense for the third quarter of 1999 was $2,927,000, an 8.2% increase from $2,705,000 reported for the third quarter in 1998. The Bank opened an office in Martinsville, Virginia in September, 1999. An experienced staff led by two senior bankers was employed in the new Martinsville office, and expenses are up, partly due to this expansion.

INCOME TAX PROVISION
     The income tax provision for the first nine months of 1999 was $2,462,000, an increase of $140,000 from $2,322,000 reported a year earlier. The effective tax rate for the first nine months of 1999 was 29.5% compared to 30.7% for the first nine months of 1998. The reduction in the effective tax rate resulted from increased investment in tax exempt securities.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 1999 the Corporation had a ratio of 16.91% for Tier I and a ratio of 18.16% for total capital. At December 31, 1998 these ratios were 16.79% and 18.04%, respectively.
     During the third quarter of 1999, the Corporation declared and paid a quarterly cash dividend of $.135 per share of common stock outstanding, which totaling $824,000. The Corporation declared a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999. The number of shares outstanding after the 100% stock dividend was 6,103,466 and per share amounts have been restated to reflect the stock dividend.

MARKET RISK MANAGEMENT
     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30,1999 were not materially different from December 31, 1998.
     The Bank's net liquid assets to net liabilities ratio was 27.2% at September 30, 1999 and 24.0% at December 31, 1998. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

  2.  Changes in securities
        None

  3.  Defaults upon senior securities
        None

  4.  Results of votes of security holders
        None

  5.  Other information
        None

  6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

              10.1 - Agreement between American National Bank and Trust
                       Company and James H. Johnson, Jr. dated July 31, 1999.

              10.2 -  Agreement  between  American  National  Bank and Trust
                       Company and Earnest C. Jordan dated July 26, 1999.

              27 Financial Data Schedule

         (b) Reports on Form 8-K
               None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.



                                   /s/ Charles H. Majors
                                   ---------------------------------
                                   Charles H. Majors
Date - November 10, 1999           President and Chief Executive Officer




                                   /s/ T. Allen Liles
                                   ---------------------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - November 10, 1999           Secretary-Treasurer (Chief Financial Officer)