Form 10-K
period 1999-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2000-03-21
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                         Commission file number 0-12820

                        AMERICAN NATIONAL BANKSHARES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        VIRGINIA                      54-1284688
             -------------------------------      -------------------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

                     628 Main Street
                    Danville, Virginia                        24541
             ----------------------------------------      ----------
             (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code: 804-792-5111

                     --------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None
                                      ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, $1 Par Value                  NASDAQ National Market
   --------------------------            --------------------------------------
     (Title of each class)               (Name of exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 2000 was $81,576,750. The number of shares of the Registrant's Common Stock outstanding on March 8, 2000 was 6,103,772.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 25, 2000, are incorporated by reference in Part III of this report.

                                 CROSS REFERENCE

PART I                                                                                                   Page
                                                                                                         ----
ITEM 1 - Business                                                                                        II   5
ITEM 2 - Properties                                                                                      II   6
ITEM 3 - Legal Proceedings
           There  are no legal  actions  or  proceedings  pending  to which  the
           Corporation is a party.
ITEM 4 - Submission of Matters to a Vote of Security Holders None.

PART II
ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters                           II   6
ITEM 6 - Selected Financial Data                                                                         II   7
ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations           II   8 - 23
ITEM 7A- Quantitative and Qualitative Disclosures about Market Risk                                      II  15 - 17
ITEM 8 - Financial Statements and Supplementary Data
           Quarterly Financial Results for 1999 and 1998                                                 II  24
           Management's Report on Financial Statements                                                   II  25
           Report of Independent Public Accountants                                                      II  26
           Consolidated Balance Sheets at December 31, 1999 and 1998                                     II  27
           Consolidated Statements of Income for each of the years in the
             three-year period ended December 31, 1999                                                   II  28
           Consolidated Statements of Changes in Shareholders' Equity for each of the
             years in the three-year period ended December 31, 1999                                      II  29
           Consolidated Statements of Cash Flows for each of the years in the
             three-year period ended December 31, 1999                                                   II  30
           Notes to Consolidated Financial Statements                                                    II  31 - 43
ITEM 9 - Changes in and disagreements with Accountants on Accounting and
           Financial Disclosure
             There have been no changes in or disagreements  with accountants on accounting and financial disclosure.

PART III
ITEM 10 - Directors and Executive Officers of the Registrant                                             I    3 -  6
ITEM 11 - Executive Compensation                                                                         I    8 -  9
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management                                 I    3 -  5
ITEM 13 - Certain Relationships and Related Transactions                                                 I   10 - 12

PART IV
ITEM 14 -  Exhibits,  Financial  Statement  Schedules,  and  Reports on Form 8-K
(a)(1) Financial Statements (See Item 8 for reference)

Exhibit

 3.1     Amended and Restated Articles of Incorporation                                                  Exhibit 4.1 on Form S-3
           dated August 20, 1997                                                                         filed August 20, 1997

 3.2     Amended Bylaws dated August 20, 1997                                                            Exhibit 4.2 on Form S-3
                                                                                                         filed August 20, 1997

10.1     Agreement between American National Bank and Trust                                              Exhibit 4a on Form 10-K
         Company and James A. Motley dated                                                               filed March 28, 1994
         August 26, 1982, as amended August 11, 1987

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

10.6     Agreement between American National Bank and Trust                                              Exhibit 10.6 on Form 10-K
         Company and Carl T. Yeatts dated June 12, 1997                                                  filed March 27, 1998

10.7     American National Bankshares Inc. Stock Option Plan dated                                       Exhibit 4.3 on form S-8
         August 19, 1997                                                                                 filed September 17, 1997

10.8     Agreement between American National Bank and Trust                                              Exhibit 4 on Form 8-K
         Company and H. Dan Davis dated March 14, 1996                                                   filed September 27, 1995

10.9     Agreement between American National Bank and Trust                                              Exhibit 10.1 on Form 10-Q
         Company and T. Allen Liles dated June 1, 1998                                                   filed August 13, 1998

10.10    Agreement between American National Bank and Trust                                              Exhibit 10.1 on Form 10-Q
         Company and James H. Johnson, Jr. dated July 31, 1999                                           filed November 12, 1999

10.11    Agreement between American National Bank and Trust                                              Exhibit 10.2 on Form 10-Q
         Company and Earnest C. Jordan dated July 26, 1999                                               filed November 12, 1999

27.0     Financial Data Schedule                                                                         Exhibit 27

99.2     American National Bankshares Inc. Dividend Reinvestment                                         Exhibit 99 on Form S-3
         Plan dated August 19, 1997                                                                      filed August 20, 1997

(b) Reports on Form 8-K
      No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 21, 2000                  AMERICAN NATIONAL BANKSHARES INC.

                                By:   /s/  T. Allen Liles
                                -------------------------
                                Senior Vice President, Secretary & Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.


     /s/  Charles H. Majors
     -------------------------------         President and
     Charles H. Majors                       Chief Executive Officer

     /s/  Fred A. Blair                      Director
     -------------------------------
     Fred A. Blair

     /s/  Lester A. Hudson, Jr.              Director
     -------------------------------
     Lester A. Hudson, Jr.

     /s/  Ben J. Davenport, Jr.              Director
     -------------------------------
     Ben J. Davenport, Jr.

     /s/  Bill Barker, Jr.                   Director
     -------------------------------
     Bill Barker, Jr.

     /s/  H. Dan Davis                       Director
     -------------------------------
     H. Dan Davis

     /s/  E. Budge Kent Jr.                  Director
     -------------------------------
     E. Budge Kent, Jr.

     /s/  Fred B. Leggett, Jr.               Director
     -------------------------------
     Fred B. Leggett, Jr.

     /s/  Claude B. Owen, Jr.                Director
     -------------------------------
     Claude B. Owen, Jr.

     /s/  James A. Motley                    Director
     -------------------------------
     James A. Motley

     /s/  Richard G. Barkhouser              Director
     -------------------------------
     Richard G. Barkhouser

     /s/  Landon R. Wyatt, Jr.               Director
     -------------------------------
     Landon R. Wyatt, Jr.

     /s/  T. Allen Liles
     -------------------------------         Senior Vice President
     T. Allen Liles                          Secretary & Treasurer

ITEM 1 - Business
     American National Bankshares Inc. ("the Corporation") is a one-bank holding company, which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company ("the Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 1999 the Corporation employed 184 persons (FTE).

American  National Bank and Trust Company
     The Bank has been operating as a commercial bank in Danville, Virginia since its organization in 1909. On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. ("Mutual") and Mutual was merged with and into American National Bank and Trust Company. The Bank has two wholly owned subsidiaries to make and sale mortgage loans and to offer non-deposit products such as mutual funds and insurance.

     The operations of the Bank are conducted at twelve offices located throughout the Bank's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, Martinsville, and Collinsville, Virginia and Yanceyville, North Carolina. The Bank also has eleven automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition
     The Bank's primary service area is generally defined as the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, and mortgage and finance companies. As of March 21, 2000, there were approximately 17 banks operating in this service area. American National Bank and Trust Company has the largest market share in Danville and Pittsylvania County. No new banks or savings and loan associations have been chartered in the Danville area in the past five years. Several branch offices of existing banks have been opened in this trade area in the past two years.

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

Executive Officers
     This information is incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 2 - Properties
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 21, 2000 the Bank maintained twelve full service offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, Martinsville, and Collinsville, Virginia and Yanceyville, North Carolina. The Bank owns and operates thirteen Automated Teller Machines ("ATMs"). The Bank owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office. The Bank also owns approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking operations. There are no mortgages or liens against any property of the Bank or the Corporation.

Bank Offices
------------
Main Office                                          628 Main Street, Danville, Virginia  24541
Nor-Dan Office                                       239 Nor-Dan Drive, Danville, Virginia  24540
Riverside Office                                     1081 Riverside Drive, Danville, Virginia  24540
South Boston Road Office                             1407 South Boston Road, Danville, Virginia  24540
South Main Office                                    1013 South Main Street, Danville, Virginia  24541
Tower Drive Office                                   103 Tower Drive, Danville, Virginia  24540
West Main Office *                                   2016 West Main Street, Danville, Virginia  24541
Chatham Office                                       13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                                  2484 Virginia Avenue, Collinsville, Virginia  24078
Gretna Office                                        109 Main Street, Gretna, Virginia  24557
Martinsville Office *                                201 East Main Street, Martinsville, Virginia  24112
Yanceyville Office                                   173 Main Street, Yanceyville, North Carolina  27379

ATM LOCATIONS

Drive-Up
--------
Riverside Office                                     1081 Riverside Drive, Danville, Virginia  24540
South Boston Road Office                             1407 South Boston Road, Danville, Virginia  24540
Chatham Office                                       13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                                  2484 Virginia Avenue, Collinsville, Virginia  24078
Martinsville Office *                                201 East Main Street, Martinsville, Virginia  24112
Huffman's Car Wash *                                 596 West Main Street, Danville, Virginia  24541
Hillcrest Shopping Center *                          Highways 86 & 158, Yanceyville, North Carolina  27379
Franklin Turnpike *                                  2725 Franklin Turnpike, Danville, Virginia  24540

Walk-Up
-------
Nor-Dan Office                                       239 Nor-Dan Drive, Danville, Virginia  24540
West Main Office                                     2016 West Main Street, Danville, Virginia  24541
Danville Regional Medical Center *                   142 South Main Street, Danville, Virginia  24541
Piedmont Mall *                                      325 Piedmont Drive, Danville, Virginia  24540
Liberty Fair Mall *                                  240 Commonwealth Boulevard, Martinsville, Virginia  24112

* Leased

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is traded on the NASDAQ National Market under the symbol "AMNB". At January 31, 2000 the Corporation had 1,406 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 1999 and 1998.

                          First            Second           Third            Fourth
Market Value              Quarter          Quarter          Quarter          Quarter
------------------        -------          -------          -------          -------
1999 Common Stock         $13.00 - 16.22   $13.50 - 18.50   $15.00 - 25.00   $16.50 - 23.00

1998 Common Stock         $14.38 - 16.25   $14.38 - 15.50   $13.00 - 15.50   $13.50 - 16.50

Per Share                 First            Second           Third            Fourth
Dividends Declared        Quarter          Quarter          Quarter          Quarter           Total
------------------        -------          -------          -------          -------           -----
1999 Common Stock         $  .12           $  .135          $  .135          $  .135          $ .525

1998 Common Stock         $  .105          $  .12           $  .12           $  .12           $ .465

Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary

                                                         1999       1998       1997       1996       1995
                                                      ---------  ---------  ---------  ---------  ---------
Operations Information:
Interest income:
  Loans...............................................$ 23,959   $ 23,356   $ 22,441   $ 20,335   $ 18,432
  Federal funds sold and other........................     273        272        237        435        202
  Investment securities...............................   9,467      9,026      9,050      9,162      7,300
                                                      ---------  ---------  ---------  ---------  ---------
    Total interest income.............................  33,699     32,654     31,728     29,932     25,934
Interest expense......................................  14,736     14,472     14,590     14,370     11,484
                                                      ---------  ---------  ---------  ---------  ---------
Net interest income...................................  18,963     18,182     17,138     15,562     14,450
Provision for loan losses.............................    (670)      (927)    (1,100)      (673)      (484)
Non-interest income...................................   4,494      4,079      3,225      2,691      2,035
Non-interest expense.................................. (11,543)   (11,013)   (10,269)   (10,167)    (8,702)
                                                      ---------  ---------  ---------  ---------  ---------
Income before income taxes............................  11,244     10,321      8,994      7,413      7,299
Income taxes..........................................   3,320      3,123      2,725      2,381      2,283
                                                      ---------  ---------  ---------  ---------  ---------
Net income............................................$  7,924   $  7,198   $  6,269   $  5,032   $  5,016
                                                      =========  =========  =========  =========  =========

Balance Sheet Information:
Investment securities.................................$166,272   $163,413   $143,077   $175,757   $149,208
Net loans............................................. 289,606    265,698    251,173    233,509    212,684
Total deposits........................................ 385,558    358,325    351,603    361,983    327,342
Shareholders' equity..................................  56,719     54,861     50,003     52,218     48,912
Total assets.......................................... 491,391    460,383    423,640    440,158    388,479

Per Share Information:*
Net income (basic and diluted)........................$  1.30    $  1.18    $  1.00    $   .77    $   .78
Dividends.............................................    .525       .465       .405       .345       .280
Book value............................................   9.29       8.99       8.19       7.96       7.61

Ratios:
Return on average assets..............................   1.68%      1.64%      1.47%      1.24%      1.43%
Return on average shareholders' equity................  14.17%     13.79%     12.51%     10.12%     10.62%
Total risk-based capital/assets.......................  17.79%     18.04%     18.37%     20.66%     23.67%
Shareholders' equity/assets...........................  11.54%     11.92%     11.80%     11.86%     12.59%
Net charge-offs to average net loans..................    .13%       .15%       .36%       .17%       .09%
Allowance for loan losses to period-end
  loans, net of unearned income.......................   1.41%      1.42%      1.29%      1.30%      1.28%

The financial  information for 1995 has been restated to reflect the merger with Mutual Savings Bank, FSB.

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a 100% stock dividend issued to stockholders July 15, 1999, with a record date of July 1, 1999.

MANAGEMENT'S DISCUSSION and
ANALYSIS of FINANCIAL CONDITION
and RESULTS of OPERATIONS

--------------------------------------------------------------------------------

     American National Bankshares Inc. ("the Corporation") was organized in 1984 for the purpose of acquiring all of the outstanding shares of American National Bank and Trust Company ("the Bank"). The Bank was chartered and opened for business in February 1909. Under an agreement and plan of merger, the Bank was acquired by the Corporation on September 1, 1984.
     The Corporation has expanded through internal growth and through mergers and acquisitions. On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") with $84,718,00 in assets into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two branch purchases in 1995 and 1996 which added $57,700,000 in deposits and $6,925,000 in loans. The two branch purchases were accounted for as purchases and goodwill of $4,504,000 is being amortized over ten years. The Corporation opened new branch offices in Chatham and Martinsville, Virginia and closed a limited service branch in Danville during 1999.
     In March 1996 the shareholders of the Corporation approved an amendment to the articles of incorporation to increase the number of authorized shares of the Corporation's common stock from 3,000,000 shares to 10,000,000 shares.

Forward-looking Statements

     This report contains forward-looking statements with respect to the financial condition and results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o Changes in interest  rates could reduce net  interest  income.
o Competitive pressures among financial institutions may increase.
o Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o Adverse changes may occur in the securities market.

Stock Split

     The Corporation issued a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999, payable on July 15, 1999. All references to the number of common shares and all per share amounts have been adjusted, as appropriate, to retroactively reflect the stock split.

Reclassifications

     Certain prior period information has been restated to conform with 1999 presentation.

Performance Summary

     The Corporation and Bank reported record profitability during 1999. Net income of $7,924,000 for 1999 increased by $726,000 or 10.1% over net income of $7,198,000 for 1998.
     The economy of the Bank's trade area continues to be healthy as evidenced by another year of loan growth. During 1999, net loans increased $23,908,000, or 9.0% while total deposits increased $27,233,000, or 7.6%. Total deposits and repurchase agreements with customers increased $21,165,000, or 5.4%, during 1999.

Earnings and Capital

     Net income per diluted share was $1.30 in 1999, $1.18 in 1998, and $1.00 in 1997. Shareholders' equity increased $1,858,000 in 1999 from the retention of 1999 earnings which was partially offset by an increase in net unrealized losses on securities available for sale. Shareholders' equity increased $4,858,000 in 1998 from retention of 1998 earnings and from an increase in net unrealized gains on securities available for sale. This followed a decrease in shareholders' equity during 1997 by $2,215,000 due to the repurchase of common stock for $6,278,000. The reduction from stock repurchase was offset by retention of 1997 earnings and an increase in net unrealized gains on securities available for sale. Shareholders' equity was 11.5% of assets at December 31, 1999 and 11.9% at December 31, 1998. Shareholders' equity was $56,719,000 at December 31, 1999 and $54,861,000 at December 31, 1998. The total market value of American National Bankshares Inc. common stock at $18.50 per share (the last trade recorded on the NASDAQ National Market during 1999) was $112,918,000. The market value of the Corporation's common stock was 199 percent of its book value. Book value per common share was $9.29 at the close of 1999.
     During 1999, the Corporation increased its allowance for loan losses to $4,135,000 an increase of $314,000 or 8.2% from 1998. The allowance, as a percentage of loans, was 1.41% at December 31, 1999 and 1.42% at December 31, 1998.
     The return of net income on average total assets was 1.68% in 1999 compared to 1.64% in 1998 and 1.47% in 1997. The return on average shareholders' equity was 14.17% in 1999 compared to 13.79% in 1998 and 12.51% in 1997.

Trends and Future Events

     The economic conditions of the Corporation's trade area remained stable during 1999 as evidenced by another year of loan and deposit growth. The Corporation's net loans grew at a rate of 9.0% during 1999 following a 5.8% increase in 1998. Total deposits increased 7.6% during 1999 following a 1.9% increase in 1998.
     Net interest income on a taxable equivalent basis increased 5.1% to $19,733,000 in 1999 after a 6.6% increase to $18,780,000 in 1998. The 1999 increase resulted from growth in average interest-earning assets of $30,354,000 and growth in average interest-earning liabilities of $23,834,000. The weighted average yield on interest earning assets declined by .28% while the weighted average cost of interest-bearing liabilities decreased by .20% because loan yields fell by more than deposit yields in 1999. Although Management believes the Corporation has positioned itself to continue to maintain this level of net interest income into the near future, increased competition and slowing loan and deposit growth could negatively impact net interest income.
     During 1999, time deposits increased by $24,708,000, or 14.5%, and money market accounts increased by $4,237,000, or 23.4%. Interest bearing demand deposits declined $260,000, or .5%, while non-interest bearing demand deposits increased $2,424,000 or 5.4%. Savings deposits decreased $3,876,000, or 5.6%. Repurchase agreements which are short term investments for businesses and individuals and are not included in deposits decreased $6,069,000, or 19.6%, during 1999. Total deposits increased $27,233,000 or 7.6% during 1999 after increasing $6,722,000 or 1.9% during 1998.
     Pursuant to the Agreement and Plan of Reorganization by and between Mutual and the Corporation, ANB Mortgage Corp. ("ANB Mortgage"), formerly Mutual Mortgage of the Piedmont, Inc., was organized and began operations in 1996 as a wholly owned subsidiary of the Bank. The primary purpose of ANB Mortgage is to originate and sell mortgage loans. ANB Services Corp. ("ANB Services") was formed as a wholly owned subsidiary of the Bank and began operations in late 1999 to offer non-deposit products such as mutual funds and insurance. The financial condition and results of operations of ANB Mortgage and ANB Services are included in the Consolidated Balance Sheets and Consolidated Statements of Income of the Corporation.
     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The change to NASDAQ was made to improve the marketability of the stock.
     The Federal Reserve Board ("FRB") decreased short term interest rates in late 1998 by cutting federal funds by .75% and the discount rate by .50%, and the major banks followed by lowering the prime rate by .75%. The FRB reversed the 1998 cuts in the later half of 1999 by increasing the aforementioned rates, and major banks followed by raising the prime by .75%. The Federal Reserve actions in lowering interest rates in 1998 were designed to stabilize financial markets and to offset perceived deteriorating economic conditions caused by the global financial crisis. The increases in interest rates in 1999 were designed to moderate national economic growth which could be inflationary if left unchecked.
     The FDIC insures deposits of the Bank up to the limits allowed by law. Financial institutions are assessed deposit insurance by the FDIC at an annual rate of between 0 and .27% of insured deposits, depending on a risk
classification.   Legislation   was  enacted  in  1996  requiring  FDIC  insured
institutions to pay a portion of the interest on obligations issued by the Financing Corporation ("FICO"). For the first quarter of 2000, the effective annual FICO assessment rate was .0212% of insured deposits.

     As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.
     Federal banking regulations have established relevant capital requirements for bank holding companies and subsidiary banks. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least six percent, total risk-based capital ratios of at least ten percent and leverage ratios of at least five percent and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank have always been and continue to be considered well capitalized.

Year 2000 Issue

     The Corporation did not encounter computer or system problems from the transition into the new millennium (Year 2000). The "Year 2000" problem was widely publicized as the possible failure or malfunction of systems or computer chips that improperly recognized date sensitive information when the year changed to 2000. The Corporation is not aware of Year 2000 problems encountered by major customers, suppliers or hardware and software vendors. No liquidity problems or material withdrawals by depositors of the Bank were experienced during the transition into the Year 2000.
     Total Year 2000 project costs were approximately $125,000 as had previously been estimated and disclosed. The expenditures did not have a material impact on the Corporation's results of operations, liquidity or capital resources.
     Although highly unlikely, certain Year 2000 problems could surface later during 2000. The Corporation continues to monitor systems for possible future disruptions and has a business resumption plan to deal with such problems.

Net Interest Income

     Net interest income, the most significant component of earnings, is the excess of interest income over interest expense. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis for the years 1999, 1998 and 1997.
     During 1999, taxable equivalent net interest income increased to $19,733,000, up 5.1% from $18,780,000 in 1998. Taxable equivalent net interest income for 1998 was up 6.6% from $17,622,000 recorded in 1997. The $953,000 increase in taxable equivalent net interest income during 1999 consisted of $1,247,000 due to increases in volume, reduced by $294,000 attributable to rate. The $1,158,000 increase in taxable equivalent net interest income during 1998 was the net result of an increase of $786,000 due to volume and $372,000 attributable to rate.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average  balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis.
(In thousands, except rates):

                                     Average Balance            Interest Income/Expense        Average Yield/Rate
                               ----------------------------   ----------------------------   ----------------------
                                 1999      1998      1997       1999      1998      1997      1999    1998    1997
                               --------  --------  --------   --------  --------  --------   ------  ------  ------
Loans:
  Commercial                   $ 83,620  $ 75,972  $ 65,457   $  7,041  $  6,687  $  6,004    8.42%   8.80%   9.17%
  Mortgage                      143,281   132,965   131,004     11,773    11,539    11,366    8.22    8.68    8.68
  Consumer                       53,209    52,738    52,733      5,170     5,165     5,109    9.72    9.79    9.69
                               --------  --------  --------   --------  --------  --------
    Total loans                 280,110   261,675   249,194     23,984    23,391    22,479    8.56    8.94    9.02
                               --------  --------  --------   --------  --------  --------

Investment securities:
  U. S. Government               13,130    42,813    66,821        801     2,602     4,018    6.10    6.08    6.01
  Federal agencies               89,969    70,009    53,507      5,654     4,485     3,471    6.28    6.41    6.49
  State and municipal            36,999    26,526    21,349      2,513     1,909     1,582    6.79    7.20    7.41
  Other investments              20,071     9,048     6,155      1,244       593       425    6.20    6.55    6.90
                               --------  --------  --------   --------  --------  --------
    Total investment securities 160,169   148,396   147,832     10,212     9,589     9,496    6.38    6.46    6.42
                               --------  --------  --------   --------  --------  --------

Federal funds sold and other      5,237     5,091     4,295        273       272       237    5.21    5.34    5.52
                               --------  --------  --------    -------  --------  --------

  Total interest-earning assets 445,516   415,162   401,321     34,469    33,252    32,212    7.74    8.02    8.03
                                                               -------  --------  --------   ------  ------  ------
Other non-earning assets         24,813    24,991    24,367
                               --------  --------  --------
  Total assets                 $470,329  $440,153  $425,688
                               ========  ========  ========

Deposits:
  Demand                       $ 54,143  $ 51,116  $ 48,893      1,087     1,204     1,408    2.01    2.36    2.88
  Money market                   19,250    19,031    19,463        535       545       572    2.78    2.86    2.94
  Savings                        67,247    67,265    70,238      1,768     1,950     2,140    2.63    2.90    3.05
  Time                          183,707   174,123   176,403      9,284     9,260     9,590    5.05    5.32    5.44
                               --------  --------  --------    -------  --------  --------
    Total deposits              324,347   311,535   314,997     12,674    12,959    13,710    3.91    4.16    4.35

Federal funds purchased               -       188       773          -        11        44       -    5.85    5.69
Repurchase agreements            20,895    25,261    17,909        876     1,106       836    4.19    4.38    4.67
Other borrowings                 23,073     7,497         -      1,186       396         -    5.14    5.28       -
                               --------  --------  --------    -------  --------  --------
  Total interest-bearing
    liabilities                 368,315   344,481   333,679     14,736    14,472    14,590    4.00    4.20    4.37
                               --------  --------  --------    -------  --------  --------   ------  ------  ------

Demand deposits                  42,923    40,134    39,752
Other liabilities                 3,175     3,334     2,128
Shareholders' equity             55,916    52,204    50,129
                               --------  --------  --------
  Total liabilities and
    Shareholders' equity       $470,329  $440,153  $425,688
                               ========  ========  ========

Interest rate spread                                                                          3.74%  3.82%    3.65%
                                                                                             ====== ======   ======

Net interest income                                           $ 19,733  $ 18,780  $ 17,622
                                                              ========  ========  ========

Taxable equivalent adjustment                                 $    770  $    598  $    484
                                                              ========  ========  ========

Net yield on earning assets                                                                   4.43%  4.52%   4.39%
                                                                                             ====== ======  ======

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

                                                  1999 vs. 1998                    1998 vs. 1997
                                          -----------------------------    -----------------------------
                                                           Change                           Change
                                           Interest    Attributable to      Interest    Attributable to
                                           Increase   -----------------     Increase   -----------------
                                          (Decrease)    Rate    Volume     (Decrease)    Rate    Volume
                                          ----------  -------  --------    ----------  -------  --------
Interest income
  Loans:
    Commercial                               $ 354    $ (299)   $  653       $  683    $ (250)   $  933
    Mortgage                                   234      (633)      867          173         3       170
    Consumer                                     5       (41)       46           56        56         -
                                          ---------   -------   -------      -------   -------  --------
      Total loans                              593      (973)    1,566          912      (191)    1,103
                                          ---------   -------   -------      -------   -------  --------
  Investment securities:
    U.S. Government                         (1,801)       10    (1,811)      (1,416)       43    (1,459)
    Federal agencies                         1,169       (87)    1,256        1,014       (44)    1,058
    State and municipal                        604      (113)      717          327       (47)      374
    Other investments                          651       (34)      685          168       (23)      191
                                          ---------  --------  --------      -------  --------  --------
      Total investment securities              623      (224)      847           93       (71)      164
                                          ---------  --------  --------      -------  --------  --------
  Federal funds sold and other                   1        (7)        8           35        (8)       43
                                          ---------  --------  --------      -------  --------  --------
    Total interest income                    1,217    (1,204)    2,421        1,040      (270)    1,310
                                          ---------  --------  --------      -------  --------  --------

Interest expense
  Deposits:
    Demand                                    (117)     (185)       68         (204)     (266)       62
    Money market                               (10)      (16)        6          (27)      (14)      (13)
    Savings                                   (182)     (181)       (1)        (190)     (101)      (89)
    Time                                        24      (472)      496         (330)     (207)     (123)
                                          ---------  --------  --------      -------  --------  --------
      Total deposits                          (285)     (854)      569         (751)     (588)     (163)

  Federal funds purchased                      (11)        -       (11)         (33)        1       (34)
  Repurchase agreements                       (230)      (45)     (185)         270       (55)      325
  Other borrowings                             790       (11)      801          396         -       396
                                          ---------  --------  --------      -------  --------  --------
    Total interest expense                     264      (910)    1,174         (118)     (642)      524
                                          ---------  --------  --------      -------  --------  --------
Net interest income                        $   953    $ (294)   $1,247       $1,158    $  372    $  786
                                          =========  ========= ========      =======  ========  ========

Provision and Allowance for Loan Losses

     The provision for loan losses is an amount added to the allowance against which loan losses are charged. The amount of the provision is determined by Management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The 1999 provision for loan losses was $670,000 and compares with $927,000 in 1998 and $1,100,000 in 1997.
     The decrease in the provision for loan losses in 1999 was influenced by reduced net charge-offs and from growth in loans that require fewer loan loss allowances. Net charge-offs decreased to $356,000 in 1999 from $383,000 in 1998 and $893,000 in 1997. Two commercial loans were written down $402,000 and accounted for the high level of charge-offs in 1997. The allowance for loan losses totaled $4,135,000 at December 31, 1999, an increase of 8.2% over December 31, 1998. The ratio of the allowance to loans, less unearned income, was 1.41% at December 31, 1999 and 1.42% at December 31, 1998.
     The Bank's Loan Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. The Loan Committee has taken economic factors, as well as any other external events that may affect the value and collectability of the loan portfolio, into consideration when making its assessment and recommendation.
     The methodology used to determine the level of the allowance for loan losses on a quarterly basis includes the identification of losses from a review of the Corporation's loan "Watch" list. In addition to these identifiable potential losses, an experience factor for each major category of loans is applied against the remaining portion of the loans considered to have no more than a normal risk of collectability. Additional factors considered in determining the level of the allowance for loan losses are economic conditions, historical losses, trends and other external factors. The sum of these elements is the Loan Committee's recommended level of the allowance for loan losses.

Mangement has  allocated  the  allowance  for loan losses to loan  categories as follows (in thousands):
                                 1999                 1998               1997                1996                1995
                          ------------------   -----------------  ------------------  ------------------   -----------------
                                    Percent             Percent             Percent             Percent             Percent
                                   of loans            of loans            of loans            of loans            of loans
                                    in each             in each             in each             in each             in each
                                   category            category            category            category            category
                                   to total            to total            to total            to total            to total
                           Amount     loans    Amount     loans    Amount     loans    Amount     loans    Amount     loans
                          ------- ----------  ------- ----------  ------- ----------  ------- ----------  ------- ----------
Commercial (including
  commercial real estate)  $1,190      47%     $1,046      47%     $  873      44%     $  886      40%     $  888      43%

Real estate-
  residential                 167      36         151      36         129      37         128      38         146      38

Consumer                    1,503      17       1,525      17       1,173      19       1,152      22         549      19

Unallocated                 1,275       -       1,099       -       1,102       -         904       -       1,174       -
                          ------- ---------   -------  ---------  ------- ----------  ------- ---------   ------- ----------
Balance at
  end of year              $4,135     100%     $3,821     100%     $3,277     100%     $3,070     100%     $2,757     100%
                          ======= =========   =======  =========  ======= ==========  ======= =========   ======= ==========

     Management's criteria for evaluating the adequacy of its allowance for loan losses includes individual evaluation of significant loans and overall portfolio analyses for more homogeneous, smaller balance loan portfolios. Based on management's evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. The remaining loan loss allowance is allocated to the remaining loans on an overall portfolio basis based on historical loss experience. The assessed risk of loan loss is higher in the commercial and consumer loan categories as these categories contain loans which are more significant to the Corporation and to the individual borrowers, thereby exposing the Corporation to a greater risk of loss in the event of downturns in the financial position of individual borrowers. The remaining loan categories are typically for lesser amounts and are distributed over a much larger population of borrowers, thereby reducing the Corporation's risk of loan loss.


------------------------------------------------------------------------------------------------------------------

Loan Losses - Ratios
                                                                                   1999         1998         1997
                                                                                --------     --------     --------
Allowance as percentage of outstanding loans, net of unearned income               1.41%        1.42%        1.29%
Net charge-offs as percentage of allowance                                         8.62        10.02        27.23
Net charge-offs as percentage of average loans, net of unearned income              .13          .15          .36
Provision as percentage of net charge-offs                                       187.91       242.21       123.26
Provision as percentage of average loans, net of unearned income                    .24          .35          .44
Allowance for loan losses to nonperforming loans                                  14.16X       20.11X        8.34X

     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, an apparel/home fashions textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry in the area with several plants closing due to competitive pressures or due to relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. A leading internet retailer of children's products is opening their east coast distribution center in Pittsylvania County in early 2000.
     The local economy of the Corporation's trade area continues to remain stable at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if a significant decline occurs in manufacturing along with a corresponding reduction in employment. Management believes the allowance for loan losses is appropriate in view of this geographic concentration.

Non-Interest Income

     Non-interest income totaled $4,495,000 in 1999 compared with $4,080,000 in 1998 and $3,225,000 in 1997. This was an increase of 10.2% during 1999 after an increase of 26.5% during 1998. The major components of non-interest income are trust and investment services, service charges on deposit accounts, non-deposit fees and insurance commissions, mortgage banking income and other income.
     Trust and investment services which includes fees from management of trusts, estates and investments totaled $2,531,000 in 1999, an increase of
$366,000, or 16.9%, from 1998. Trust and investment services fees in 1998 increased 14.7% from 1997 .The increases in 1999 and 1998 came from growth in investments under management for customers due to a healthy equities market and from new business.
     Service charges on deposit accounts were $970,000 in 1999, an increase of $68,000, or 7.5%, from 1998. Service charges during 1998 totaled $902,000, which was a 14.8% increase from 1997. A change in the fee structure and additional accounts obtained contributed to the growth in income in 1999 and 1998. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.
     Non-deposit fees and insurance commissions were $287,000 in 1999, $288,000 in 1988, and $156,000 in 1997. The large increase in 1998 resulted from non-customer ATM fees that began in September 1997 and totaled $133,000 in 1999 and $131,000 in 1998.
     Mortgage banking income represents fees from originating and selling residential mortgage loans through a wholly owned subsidiary of the Bank which began in December 1996. Mortgage banking income declined 22.6% to $332,000 in 1999 from $429,000 in 1998 because rising interest rates reduced refinancing mortgage lending. Mortgage banking income in 1998 increased 95.0% from $220,000 in 1997 because of a favorable interest rate environment.
     Other income was $373,000 in 1999, an increase of 26.0% from the $296,000 recorded in 1998, which in turn was an increase of 70.1% from the $174,000 recorded in 1997. Other income in 1999 included $94,000 in gains from the sale of real estate owned and included increases in debit and credit card fees, safe deposit box rents, and check order income. Other income in 1998 included a gain of $104,000 from the life insurance settlement on the life of a former officer.

Non-Interest Expense

     Non-interest expense of $11,543,000 in 1999, increased $529,000 or 4.8% over $11,014,000 in 1998, which in turn increased $745,000 or 7.3% over $10,269,000 in 1997. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, core deposit intangible amortization and other expenses.
     Salaries of $5,575,000 in 1999 increased $448,000, or 8.7% over 1998 due to additional compensation for new branch offices in Chatham and Martinsville and due to increased incentive compensation. Salaries of $5,127,000 in 1998 increased $316,000, or 6.6% over 1997 due to additional incentive compensation and merit increases.
     Pension and other employee benefits totaled $955,000 in 1999, a decrease of 16.2% from the $1,140,000 recorded in 1998, which in turn was an increase of 5.9% from the $1,076,000 reported in 1997. The decline in 1999 resulted from a decrease in supplemental retirement expense.
     Occupancy and equipment expense of $1,896,000 for 1999 increased $232,000, or 13.9% over 1998 due to additional depreciation and utilities related two new branch offices opened in 1999. Occupancy and equipment expense increased 15.8% to $1,664,000 in 1998 from 1997 because of higher depreciation, maintenance and licensing fees on new technology equipment designed to improve product delivery and increase productivity.
     Core deposit intangible expense represents amortization of premiums paid for deposits at the Yanceyville and Gretna offices which is calculated on a straight line basis over ten years.
     Other expense was $2,667,000 in 1999, an increase of 1.3% over the $2,633,000 reported in 1998 which was an increase of 5.5% from $2,495,000 recorded in 1997. The 1998 increase primarily resulted from special sales and service training provided to all employees and from increased trust and mortgage banking expenses related to generating higher non-interest income.
     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, improved slightly to 47.64% in 1999 from 48.18% in 1998. A lower efficiency ratio indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

Income Taxes

     The provision for income taxes (total of current and deferred) was $3,320,000 in 1999, compared with $3,123,000 in 1998 and $2,725,000 in 1997. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income which is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. Refer to Note 9 of the Consolidated Financial Statements for a reconciliation of the statutory Federal income tax rate of 34% to the effective tax rates for 1999, 1998, and 1997.

Capital Management

     Regulatory agencies issued risk-based capital guidelines which were fully effective in 1992. The guidelines were established to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.
     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of the allowance for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.
     The guidelines require that total capital (Tier I and Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 1999, the Corporation's Tier I and total capital ratios were 16.57% and 17.79%, respectively. At December 31, 1998, these ratios were 16.79% and 18.04%, respectively. The ratios for both years were well in excess of the regulatory requirements.
     The Corporation's leverage ratios (Tier 1 capital divided by average quarterly assets less intangible assets) were 11.52% and 11.07% at December 31, 1999 and 1998, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio 100 to 200 basis points above the 3% minimum depending upon risk profiles and other factors.
     The Corporation's 1999 capital formation rate (net income less dividends declared, divided by average shareholders' equity) was 8.4%. This compares with 8.4% in 1998 and 7.5% in 1997. These ratios evidence the Corporation's attainment of its goal of meeting future capital requirements by retaining a portion of operating earnings while providing steadily increasing cash dividends.
     Prior to 1996 the Corporation paid cash dividends on a semi-annual basis. In 1996 the Corporation began paying dividends on a quarterly basis and the Board of Directors declared regular quarterly dividends totaling $.525 and $.465 per share of common stock in 1999 and 1998, respectively.
     The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

Asset and Liability Management

     The Corporation's primary objectives for asset and liability management are to identify opportunities to maximize net interest income while ensuring
adequate   liquidity   and   carefully   managing   interest   rate  risk.   The
Asset/Liability Investment Committee ("ALCO"), which is primarily composed of executive officers, is responsible for:
o Monitoring corporate financial performance;
o Meeting liquidity requirements;
o Establishing interest rate parameters, indices, and terms for loan and deposit products;
o Assessing and evaluating the  competitive  rate  environment;
o Reviewing and approving investment portfolio transactions under established policy guidelines;
o Monitoring and measuring interest rate risk.

Liquidity
     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from loan payments and maturing investment securities to meet present liquidity needs.

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two federal agency banks and a correspondent bank and maturing investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.
     Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.
     The Corporation's major source of funds and liquidity is its deposit base. The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 1999, as shown in the Consolidated Balance Sheets, the deposit mix changed with an increase in higher cost time deposits of $24,708,000, an increase in demand deposits of $2,164,000, a decline in savings deposits of $3,876,000 and an increase in money market accounts of $4,237,000. During 1998, time deposits remained stable while deposits subject to immediate withdrawal increased.
     The Consolidated Statements of Cash Flows appearing in the financial statement section shows a net increase in cash and cash equivalents of $2,513,000 during 1999. This increase was the result of a combination of $9,088,000 provided by operating activities, $32,539,000 net cash used in investing activities, and $25,964,000 net cash provided by financing activities. A net increase in deposits and FHLB borrowings provided cash from financing activities while cash dividends paid and a net decrease in repurchase agreements used net cash in financing activities. The cash provided by operating and financing activities, more than adequately supplied the Corporation's liquidity needs at all times during 1999.
     Liquidity strategies are implemented and monitored by ALCO on a day to day basis. The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds.

Interest Rate Risk
     Interest rate risk refers to the exposure of the Corporation's earnings and market value of portfolio equity ("MVE") to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions.
     There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Corporation's earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.

                                      Interest Rate Sensitivity Analysis
                                       December 31, 1999 (in thousands)
                                            3 Months     > 3 Months     > 1 Year       > 3 Year
                                            or Less       to 1 Year     to 3 Years     to 5 Years     > 5 Years         Total
                                          -----------   ------------   ------------   ------------   -----------   -----------
Interest sensitive assets:
  Interest bearing deposits
    with other banks                       $   3,406     $       -      $       -      $       -      $       -     $   3,406
  Investment securities                        2,836        15,264         51,149         47,656         52,014       168,919
  Loans                                      113,290        61,375         72,755         35,213         11,108       293,741
                                          -----------   -----------    -----------    -----------    -----------    ----------
    Total interest
      sensitive assets                       119,532        76,639        123,904         82,869         63,122       466,066
                                          -----------   -----------    -----------    -----------    -----------    ----------

Interest sensitive liabilities:
  NOW and savings deposits                   120,368             -              -              -              -       120,368
  Money market deposits                       22,326             -              -              -              -        22,326
  Time deposits                               35,742       106,993         37,350         15,240             44       195,369
  Repurchase agreements and
    other borrowings                          24,954             -              -         21,000              -        45,954
                                          -----------   -----------    -----------    -----------    -----------    ----------
    Total interest
      sensitive liabilites                   203,390       106,993         37,350         36,240             44       384,017
                                          -----------   -----------    -----------    -----------    -----------    ----------
Interest sensitivity gap                   $ (83,858)    $ (30,354)     $  86,554      $  46,629      $  63,078      $ 82,049
                                          ===========   ===========    ===========    ===========    ===========    ==========

Cumulative interest sensitivity gap        $ (83,858)    $(114,212)     $ (27,658)     $  18,971      $  82,049
                                          ===========   ===========    ===========    ===========    ===========

Percentage cumulative gap
  to total interest sensitive assets          (18.0)%        (24.5)%         (5.9)%         4.1 %         17.6 %

Of the loans in the above table that either mature or can be repriced in periods over 1 year, $71,414  have adjustable rates and $47,662 have fixed  rates.  Investment security prepayments were estimated using recent market information.

     In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Corporation also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, interest rate sensitivity and simulation analysis are used to determine the impact on net interest income and MVE from changes in interest rates.
     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity table, on page II -16, reflects the Corporation's assets and liabilities on December 31, 1999 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated.
     Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on the MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes on the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. The following table shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE.

Change in Net Interest Income and Market Value of Portfolio Equity
                  December 31, 1999 (in thousands)

                Changes in               Changes in Market Value
Change in   Net Interest Income (1)      of Portfolio Equity (2)
Interest    -----------------------      -----------------------
Rates         Amount     Percent           Amount     Percent
---------    --------    -------          --------    -------
Up  3%        $ 289       1.44 %           $ (620)    (1.16)%
Up  2%          243       1.21               (281)    (0.53)
Up  1%          202       1.01                 92      0.17
Down 1%        (242)     (1.20)              (415)    (0.78)
Down 2%        (566)     (2.82)            (2,491)    (4.68)
Down 3%        (984)     (4.90)            (5,558)   (10.44)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     The negative one year cumulative interest sensitivity gap of $114,212,000 in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change with the same magnitude over the same period of time as changes in the prime or indices that reprice many loans.
     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the above analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

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

INVESTMENT PORTFOLIO

  The  following  table  presents  information  on the book and  market  values, maturities and taxable equivalent yields of investment  securities at the end of the last 3 years (in thousands, except yields and footnote):
------------------------------------------------------------------------------------------------------------------------------------
                                    1999                                 1998                                         1997
                     ---------------------------------     ----------------------------------     -----------------------------
                                             Taxable                                Taxable                                Taxable
                        Book       Market   Equivalent        Book       Market    Equivalent        Book       Market    Equivalent
                       Value        Value     Yield          Value        Value      Yield          Value        Value       Yield
                     ---------   ---------  ----------     ---------   ---------   ----------     ---------   ---------   ----------
U.S. Government:
  Within 1 year      $  7,002    $  7,020     6.63%        $ 25,000    $ 25,075      6.00%        $ 19,001    $ 19,004       6.24%
  1 to 5 years              -           -        -            7,018       7,166      6.26           32,144      32,188       6.06
                     ---------   --------                  ---------   ---------                  ---------   ---------
    Total               7,002       7,020     6.63           32,018      32,241      6.06           51,145      51,192       6.13
                     ---------   --------                  ---------   ---------                  ---------   ---------

Federal Agencies:
  Within 1 year             -           -        -            2,005       2,021      6.10            5,995       5,993       5.51
  1 to 5 years         62,609      62,016     6.87           41,292      42,376      6.59           37,002      37,191       6.51
  6 to 10 years        10,591      10,209     6.59           10,906      11,020      6.19           17,913      17,930       6.67
  After 10 years       27,449      26,513     6.20           20,511      20,573      6.00              918         922       7.20
                     ---------   --------                  ---------   ---------                  ---------   ---------
    Total             100,649      98,738     6.66           74,714      75,990      6.36           61,828      62,036       6.47
                     ---------   --------                  ---------   ---------                  ---------   ---------

State and Municipal:
  Within 1 year         1,599       1,601     7.54              499         503      6.40              521         520       9.24
  1 to 5 years          9,789       9,853     7.88            5,326       5,516      8.21            4,297       4,412       8.42
  6 to 10 years        24,008      23,541     7.41           20,848      21,690      7.44           12,247      12,535       8.19
  After 10 years        4,695       4,479     7.28            8,791       9,065      7.42            5,339       5,438       8.07
                     ---------   --------                  ---------   ---------                  ---------   ---------
    Total              40,091      39,474     7.51           35,464      36,774      7.54           22,404      22,905       8.23
                     ---------   --------                  ---------   ---------                  ---------   ---------

Other Investments:
  Within 1 year             -           -        -                -           -         -                -           -          -
  1 to 5 years          9,539       9,276     6.62            6,119       6,246      6.65            3,168       3,168       6.52
  6 to 10 years         8,966       8,364     6.25           10,921      10,991      6.20            2,042       2,042       7.95
  After 10 years        2,672       2,634     6.16            2,482       2,501      7.12            2,490       2,490       6.96
                     ---------   --------                  ---------   ---------                  ---------   ---------
    Total              21,177      20,274     6.41           19,522      19,738      6.46            7,700       7,700       7.06
                     ---------   --------                  ---------   ---------                  ---------   ---------

    Total portfolio  $168,919    $165,506     6.83%        $161,718    $164,743      6.57%        $143,077    $143,833       6.64%
                     =========   =========                 =========   =========                  =========   =========

     At December 31, 1999 securities available for sale (at amortized cost) totaled $124,519,000 and included $7,002,000 in U. S. Government securities, $77,016,000 in federal agencies, $19,324,000 in state and municipal, and $21,177,000 in other securities. A net unrealized loss of $2,647,000 related to these securities at December 31, 1999. At December 31, 1998, securities available for sale (at amortized cost) totaled $103,841,000 and included $19,030,000 in U.S. Government securities, $49,843,000 in federal agencies, $15,446,000 in state and municipal and $19,522,000 in other securities. A net unrealized gain of $1,695,000 related to these securities at December 31, 1998.
     Securities held to maturity totaled $44,400,000 and $57,877,000 at December 31, 1999 and 1998, respectively and had respective estimated fair values of $43,634,000 and $59,207,000. Of the amount at December 31, 1999, $23,633,000 or
53% were federal agencies and $20,767,000 or 47% were state and municipal securities. Securities held to maturity at December 31, 1999 consisted of $600,000 due in one year or less, $21,050,000 due after one year through five years, $14,645,000 due in five years through ten years and $8,105,000 due after ten years. The state and municipal securities were diversified among many different issues and localities.
     The market value of securities held to maturity at December 31, 1999 was less than the book value by $766,000. No losses are anticipated since the Corporation has the ability and intent to hold these securities until their respective maturities.

Loan Portfolio

     Loans, net of unearned income increased $24,222,000 or 9.0% during 1999. As shown in schedule A below, the primary increases in types of loans in 1999 were real estate loans secured by nonfarm, nonresidential properties and real estate loans secured by 1 - 4 family residential properties.
     The loan portfolio is diversified and consists of 60.0% mortgage loans, 24.6% commercial loans and 15.4% consumer loans.
     Note 11 of the Consolidated Financial Statements presents related party loan activity. A substantial portion of the loan additions and payments result from floorplan activity by two automobile dealerships owned separately by two of the Corporation's Directors.
     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.

Real Estate Loans

     Commercial real estate loans have received considerable attention in recent years by the bank regulators and the news media. The concerns have been in real estate values in certain areas of the country and the quality of banks' commercial real estate portfolios. It is difficult to measure commercial real estate values within the Corporation's trade area due to the light sales activity. Commercial real estate values did not escalate to levels seen in other areas of the state and country during the ten years prior to the last recession and management has not detected a significant change in values within the Corporation's trade area during 1999 or 1998. Management has confined its real estate lending to its trade area and has always taken a conservative approach in its lending practice to maintain equity in real estate loans.
     The total of outstanding real estate loans at December 31, 1999 was $176,319,000. This consisted of $108,994,000 or 61.8% in loans secured by 1-4 family residential properties, $54,170,000 or 30.7% in loans secured by non-farm, non-residential properties, $7,317,000 or 4.2% in construction and land development, $1,306,000 or .7% in loans secured by farmland and $4,532,000 of other real estate loans.
     Nonperforming real estate loans at December 31, 1999 and 1998 were $107,000 and $58,000, respectively. There were $3,000 real estate loans on accrual status and past due 90 days or more at December 31, 1999 and none at December 31, 1998.

Asset Quality

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs decrease the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Provision and Allowance for Loan Losses" are considered in determining the adequacy of the allowance.
     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Foreclosed properties were $30,000 at December 31, 1999 and $385,000 at December 31, 1998 and 1997. Two commercial real estate foreclosed properties were sold in 1999 at a gain of $94,000 to reduce foreclosed properties.

     At December 31, 1999 and 1998, loans in a nonaccrual or restructured status totaled approximately $292,000 and $190,000, respectively. As shown in schedule C on page II -21, loans on accrual status and past due 90 days or more have increased to $287,000 in 1999 from $249,000 in 1998. The total of nonperforming loans and loans past due 90 days or more at December 31, 1999 was $579,000, an increase of $140,000 from the $439,000 reported at December 31, 1998. Net charge-offs as a percentage of average loans decreased to .13% in 1999 from .15% in 1998. Management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Management   has  in  place  an   aggressive   program  to   control   loan
delinquencies, and the level of past due loans and nonperforming loans is considered to be within an acceptable range. Total nonperforming loans and loans past due 90 days or more represent .20% of total loans at December 31, 1999 and
 .16% at December 31, 1998. Total nonperforming loans and past due loans 90 days or more on an accrual status is considered low by industry standards.

A.  The following table presents the year-end balances of loans, classified by type (in thousands):
                                                       1999             1998             1997             1996            1995
                                                     --------         --------         --------         --------        --------
Real estate loans:
  Construction and land development                  $  7,317         $  8,104         $  4,442         $  3,640        $  5,499
  Secured by farmland                                   1,306            1,491            1,274            1,169           1,032
  Secured by 1-4 family residential
      properties                                      108,994           95,711           94,294           90,192          81,667
  Secured by multi-family (5 or more)
      residential properties                            4,532            2,268            1,521              772             751
  Secured by nonfarm, nonresidential
      properties                                       54,170           44,251           41,277           35,289          33,950

Loans to farmers                                        2,468            2,293            2,761            2,672           2,529
Commercial and industrial loans                        66,459           67,154           57,971           49,247          46,902
Consumer loans                                         45,235           46,337           48,499           50,909          41,150
Loans for nonrated industrial
  development obligations                               3,236            1,895            2,398            2,565           1,901
All other loans                                            24               15               13              124              61
                                                 -------------    -------------    -------------    -------------   -------------

  Loans - net of unearned income                     $293,741         $269,519         $254,450         $236,579        $215,442
                                                 =============    =============    =============    =============   =============

There were no foreign loans outstanding during any of the above periods.

B.  An analysis of the loan maturity and interest rate sensitivity is as follows:
                                      Remaining Maturities or First Repricing Opportunities
                                                         (in thousands)
                                    -----------------------------------------------------------
                                                     Over 1            Over
                                    1 Year          Year to            Five
                                    or Less         5 Years            Years            Total          Percent
                                    ---------       ---------        --------         ---------        -------
Commercial, financial
  and agricultural                  $  72,187       $  8,885         $  3,761         $  84,833          28.9%

Mortgage                               83,469         66,144            6,464           156,077          53.1%

Consumer                               19,009         32,939              883            52,831          18.0%
                                    ---------        --------        --------         ---------         ------
                                    $ 174,665       $ 107,968        $ 11,108         $ 293,741         100.0%
                                    =========        ========        ========         =========         ======

Rate Sensitivity:

Pre-determined rate                 $  20,254       $  39,212        $  8,450         $  67,916           23.1%

Floating or adjustable rate           154,411          68,756           2,658           225,825           76.9%
                                    ---------       ---------        ---------        ---------          ------
                                    $ 174,665       $ 107,968        $ 11,108         $ 293,741          100.0%
                                    =========       =========        ========         =========          ======

Percent                                 59.5%           36.7%            3.8%            100.0%

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

C.  Nonperforming loans and loans past due 90 days or more (in thousands, except ratios):
                                             1999      1998      1997      1996      1995
                                           -------   -------   -------   -------   -------
Nonaccruing loans:
  Real Estate                               $ 107     $ 58      $ 281     $  14     $ 290
  Commercial                                  131      132        102         -         -
  Agricultural                                 54        -         10        19        16
                                            ------  -------     ------    ------    ------
    Total nonaccruing loans                   292      190        393        33       306
                                            ------  -------     ------    ------    ------

Restructured loans:
  Commercial                                    -        -          -         -         -
                                            ------  -------     ------    ------    ------
    Total restructured loans                    -        -          -         -         -
                                            ------  -------     -------   ------    ------
      Total nonperforming loans             $ 292    $ 190      $ 393     $  33     $ 306
                                            ======  =======     =======   ======    ======

Loans on accrual status past due 90 days or more:
    Real Estate                             $   3    $   -      $   -     $   -     $  23
    Consumer                                  226      235        160       241        95
    Revolving credit                            6        4          5         3         6
    Commercial                                 44        3          -       225        22
    Agricultural                                8        7         16        10        15
                                            ------  -------     ------    ------    ------
      Total past due loans                  $ 287    $ 249      $ 181     $ 479     $ 161
                                            ======  =======     ======    ======    ======

Asset Quality Ratios:
  Allowance for loan losses
    to year-end net loans                   1.41%     1.42%      1.29%     1.30%     1.28%
  Nonperforming loans
    to year-end net loans                    .10%      .07%       .15%      .01%      .14%
  Allowance for loan losses
    to nonperforming loans                 14.16%X   20.11%X     8.34X    93.03X     9.01X

At December 31, 1999, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Summary of Loan Loss Experience

An analysis of the loan loss  allowance is set forth in the following  table (in thousands):
                                                     1999             1998           1997           1996           1995
                                                    ------           ------         ------         ------         ------
Balance at beginning of period                      $3,821           $3,277         $3,070         $2,757         $2,454
                                                    ------           ------         ------         ------         ------
Charge-offs:
  Commercial loans                                      34               68            452              9              -
  Real estate loans                                      -                -              -              -              -
  Consumer loans                                       475              440            540            493            241
                                                    ------           ------         ------         ------         ------
                                                       509              508            992            502            241
                                                    ------           ------         ------         ------         ------
Recoveries:
  Commercial loans                                      40                9              -              3              -
  Real estate loans                                      -                -              -              -              -
  Consumer loans                                       113              116             99            114             60
                                                    ------           ------         ------         ------         ------
                                                       153              125             99            117             60
                                                    ------           ------         ------         ------         -------
Net charge-offs                                        356              383            893            385            181
Provision for loan losses                              670              927          1,100            673            484
Other                                                    -                -              -             25              -
                                                    ------           ------         ------         ------         ------
Balance at end of period                            $4,135           $3,821         $3,277         $3,070         $2,757
                                                    ======           ======         ======         ======         ======
Percent of net charge-offs
  to average net loans outstanding
  during the period                                   .13%             .15%           .36%           .17%           .09%
                                                    ======           ======         ======         ======         ======


     The allowance for loan losses is based upon the quality of loans as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amount of secured and unsecured loans, banking industry standards and averages, and general economic conditions. At the time that collection of the outstanding balance of specific loans together with related interest is considered doubtful, such loans are placed in a nonaccuring status.

Deposits

The following  table  presents the average  balances of deposits and the average rates paid on those deposits for the past 3 years (in thousands):
                                                             1999                        1998                       1997
                                                    -------------------------   -------------------------  -------------------------
                                                     Average       Average       Average       Average      Average       Average
                                                     Balance         Rate        Balance        Rate        Balance         Rate
                                                    -----------   -----------   -----------  ------------  -----------   -----------
Demand deposits -
  non-interest bearing                                 $42,923           - %       $40,134           - %      $39,752           - %
Demand deposits - interest bearing                      54,143         2.01%        51,116         2.36%       48,893         2.88%
Money market                                            19,250         2.78%        19,031         2.86%       19,463         2.94%
Savings                                                 67,247         2.63%        67,265         2.90%       70,238         3.05%
Time                                                   183,707         5.05%       174,123         5.32%      176,403         5.44%
                                                    -----------                 -----------                -----------
                                                      $367,270         3.45%      $351,669         3.69%     $354,749         3.87%
                                                    ===========                 ===========                ===========

Certificates of Deposit

Certificates of deposit at the end of 1999 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                                                     $ 7,563
Over 3 through 6 months                                               14,592
Over 6 through 12 months                                              14,729
Over 12 months                                                         9,003
                                                                  -----------
                                                                     $45,887
                                                                  ===========

Return on Assets and Shareholders' Equity

The following table presents certain rates of return and percentages for the past 3 years:
                                                                      1999          1998         1997
                                                                     -------       -------      -------
Return on average assets                                               1.68%         1.64%        1.47%
Return on average shareholder's equity                                14.17%        13.79%       12.51%
Dividend payout ratio                                                 40.44%        39.43%       40.08%
Average shareholders' equity to
  average assets                                                      11.89%        11.86%       11.78%

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

                                                                  Quarterly Financial Results
                                                           (in thousands, except per share amounts)
                                                       American National Bankshares Inc. and Subsidiary

                                                          Fourth         Third        Second         First
                                                          Quarter       Quarter       Quarter       Quarter
                                                        ----------    ----------    ----------    ----------
                       1999
                       ----

Interest income.........................................   $8,816        $8,435        $8,286        $8,162
Interest expense........................................    3,839         3,720         3,605         3,572
                                                        ----------    ----------    ----------    ----------

  Net interest income...................................    4,977         4,715         4,681         4,590
Provision for loan losses...............................      190           120           180           180
                                                        ----------    ----------    ----------    ----------
  Net interest income after provision...................    4,787         4,595         4,501         4,410

Non-interest income.....................................    1,161         1,161         1,075         1,097
Non-interest expense....................................    3,044         2,927         2,792         2,780
                                                        ----------    ----------    ----------    ----------

  Income before income tax provision....................    2,904         2,829         2,784         2,727
Income tax provision....................................      858           841           818           803
                                                        ----------    ----------    ----------    ----------

  Net income............................................   $2,046        $1,988        $1,966        $1,924
                                                        ==========    ==========    ==========    ==========

Per common share:
  Net income (basic)....................................   $ .34         $ .33         $ .32         $ .32
  Net income (diluted)..................................   $ .33         $ .33         $ .32         $ .32
  Cash dividends........................................   $ .135        $ .135        $ .135        $ .120


                       1998
                       ----

Interest income.........................................   $8,346        $8,244        $8,093        $7,971
Interest expense........................................    3,651         3,702         3,587         3,532
                                                        ----------    ----------    ----------    ----------

  Net interest income...................................    4,695         4,542         4,506         4,439
Provision for loan losses...............................      249           203           223           252
                                                        ----------    ----------    ----------    ----------
  Net interest income after provision...................    4,446         4,339         4,283         4,187

Non-interest income.....................................    1,179         1,002           992           906
Non-interest expense....................................    2,865         2,705         2,760         2,683
                                                        ----------    ----------    ----------    ----------

  Income before income tax provision....................    2,760         2,636         2,515         2,410
Income tax provision....................................      801           809           764           749
                                                        ----------    ----------    ----------    ----------

  Net income............................................   $1,959        $1,827        $1,751        $1,661
                                                        ==========    ==========    ==========    ==========

Per common share:
  Net income (basic)....................................   $ .32         $ .30         $ .29         $ .27
  Net income (diluted)..................................   $ .32         $ .30         $ .29         $ .27
  Cash dividends........................................   $ .120        $ .120        $ .120        $ .105

MANAGEMENT'S REPORT ON
FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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




Charles H. Majors
President and Chief Executive Officer


T. Allen Liles
Senior Vice President, Secretary, Treasurer and Chief Financial Officer

January 21, 2000

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

To American National Bankshares Inc.:

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




Arthur Andersen LLP



Charlotte, North Carolina,
January 21, 2000

Consolidated Balance Sheets
December 31, 1999 and 1998
American National Bankshares Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------
                                                                                     1999               1998
                                                                                --------------     --------------
ASSETS
Cash and due from banks ........................................................$  13,885,239      $  14,071,687
Interest-bearing deposits in other banks........................................    3,405,705            706,245

Investment securities:
  Securities available for sale (at market value)...............................  121,872,335        105,535,523
  Securities held to maturity (market value of $43,634,211
    in 1999 and $59,207,124 in 1998)............................................   44,399,759         57,877,279
                                                                                --------------     --------------
      Total investment securities...............................................  166,272,094        163,412,802
                                                                                --------------     --------------

Loans, net of unearned income ..................................................  293,740,806        269,519,281
Less allowance for loan losses..................................................   (4,134,893)        (3,821,447)
                                                                                --------------     --------------
  Net loans.....................................................................  289,605,913        265,697,834
                                                                                --------------     --------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,170,506 in 1999 and $7,164,459 in 1998.....................    8,051,550          7,603,080
Accrued interest receivable and other assets....................................   10,170,303          8,891,186
                                                                                --------------     --------------
   Total assets.................................................................$ 491,390,804      $ 460,382,834
                                                                                ==============     ==============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  47,495,400      $  45,070,732
  Demand deposits -- interest bearing...........................................   55,622,893         55,883,458
  Money market deposits.........................................................   22,326,340         18,089,331
  Savings deposits..............................................................   64,744,947         68,620,629
  Time deposits.................................................................  195,368,539        170,660,739
                                                                                --------------     --------------
    Total deposits..............................................................  385,558,119        358,324,889
                                                                                --------------     --------------

  Repurchase agreements.........................................................   24,954,333         31,022,834
  FHLB Borrowings...............................................................   21,000,000         13,000,000
  Accrued interest payable and other liabilities................................    3,159,802          3,174,465
                                                                                --------------     --------------
    Total liabilities...........................................................  434,672,254        405,522,188
                                                                                --------------     --------------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................            -                  -
  Common stock, $1 par,10,000,000 shares authorized,
    6,103,701 shares outstanding at December 31, 1999 and
    3,051,733 shares outstanding at December 31, 1998...........................    6,103,701          3,051,733
  Capital in excess of par value................................................    9,895,359          9,892,304
  Retained earnings.............................................................   42,466,592         40,798,323
  Accumulated other comprehensive income (loss) -
    net unrealized (losses) gains on securities available for sale..............   (1,747,102)         1,118,286
                                                                                --------------     --------------
      Total shareholders' equity................................................   56,718,550         54,860,646
                                                                                --------------     --------------
      Total liabilities and shareholders' equity................................$ 491,390,804      $ 460,382,834
                                                                                ==============     ==============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income
For The Years Ended December 31, 1999, 1998 and 1997
American National Bankshares Inc and Subsidiary
---------------------------------------------------------------------------------------------------------------
                                                                  1999               1998              1997
                                                               -----------        -----------       -----------
Interest Income:
  Interest and fees on loans...................................$23,959,012        $23,356,412       $22,441,097
  Interest on federal funds sold and other.....................    273,702            271,524           237,204
  Income on investment securities:
    U S Government.............................................    800,693          2,601,437         4,018,344
    Federal agencies...........................................  5,653,811          4,485,157         3,470,483
    State and municipal .......................................  1,767,782          1,346,014         1,136,496
    Other investments..........................................  1,244,133            593,363           424,521
                                                               -----------        -----------       -----------
      Total interest income.................................... 33,699,133         32,653,907        31,728,145
                                                               -----------        -----------       -----------
Interest Expense:
  Interest on deposits:
    Demand.....................................................  1,086,744          1,203,786         1,408,255
    Money market...............................................    534,801            545,061           571,873
    Savings....................................................  1,768,148          1,949,958         2,140,158
    Time.......................................................  9,283,865          9,260,295         9,589,470
  Interest on fed funds and repos..............................    876,291          1,116,315           880,392
  Interest on other borrowings.................................  1,186,636            396,183                 -
                                                               -----------        -----------       -----------
    Total interest expense..................................... 14,736,485         14,471,598        14,590,148
                                                               -----------        -----------       -----------
Net Interest Income............................................ 18,962,648         18,182,309        17,137,997
Provision for Loan Losses......................................    670,000            927,000         1,100,000
                                                               -----------        -----------       -----------
Net Interest Income After Provision
  For Loan Losses.............................................. 18,292,648         17,255,309        16,037,997
                                                               -----------        -----------       -----------
Non-Interest Income:
  Trust and investment services................................  2,531,491          2,165,437         1,888,341
  Service charges on deposit accounts..........................    970,383            902,060           786,270
  Non-deposit fees and insurance commissions...................    287,088            287,704           155,697
  Mortgage banking income......................................    332,490            428,991           220,293
  Other income.................................................    373,262            295,502           174,487
                                                               -----------        -----------       -----------
    Total non-interest income..................................  4,494,714          4,079,694         3,225,088
                                                               -----------        -----------       -----------
Non-Interest Expense:
  Salaries.....................................................  5,575,472          5,126,819         4,810,783
  Pension and other employee benefits..........................    955,164          1,140,252         1,076,144
  Occupancy and equipment .....................................  1,895,799          1,663,880         1,437,285
  Core deposit intangible amortization.........................    449,816            449,816           450,179
  Other .......................................................  2,666,880          2,633,106         2,494,722
                                                               -----------        -----------       -----------
    Total non-interest expense................................. 11,543,131         11,013,873        10,269,113
                                                               -----------        -----------       -----------
Income Before Income Tax Provision............................. 11,244,231         10,321,130         8,993,972
Income Tax Provision...........................................  3,319,881          3,122,881         2,724,780
                                                               -----------        -----------       -----------
Net Income.....................................................$ 7,924,350        $ 7,198,249       $ 6,269,192
                                                               ===========        ===========       ===========

Net Income Per Common Share: *
  Basic........................................................    $ 1.30             $ 1.18            $ 1.00
  Diluted......................................................    $ 1.30             $ 1.18            $ 1.00
Average Common Shares Outstanding:
  Basic........................................................  6,103,485          6,103,466         6,289,668
  Diluted......................................................  6,118,540          6,105,318         6,289,668


* - Per share  amounts  have been  restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS of CHANGES
in SHAREHOLDERS' EQUITY
For the Years Ended December  31, 1999, 1998 and 1997
American National Bankshares Inc. and Subsidiary

                                                                                                  Accumulated
                                             Common Stock           Capital in                       Other             Total
                                         ---------------------      Excess of       Retained      Comprehensive     Shareholders'
                                           Shares       Amount      Par Value       Earnings      Income (Loss)        Equity
                                         ---------    ----------    -----------    -----------    ---------------   -------------

Balance, December 31, 1996...............3,279,798    $3,279,798    $10,631,585    $37,992,700      $  313,611       $52,217,694

Net income...............................        -             -              -      6,269,192               -         6,269,192

Change in unrealized gains on securities
  available for sale, net of tax.........        -             -              -              -         306,932           306,932
                                                                                                                     ------------

    Comprehensive income.................                                                                              6,576,124

Stock repurchase........................  (228,065)     (228,065)      (739,281)    (5,310,752)               -       (6,278,098)

Cash dividends declared and paid.........        -             -              -     (2,512,955)               -       (2,512,955)
                                         ----------   ------------  ------------   ------------     -------------   -------------

Balance, December 31, 1997............... 3,051,733    3,051,733      9,892,304     36,438,185          620,543       50,002,765

Net income...............................         -            -              -      7,198,249                -        7,198,249

Change in unrealized gains on securities
  available for sale, net of tax.........         -            -              -              -          497,743          497,743
                                                                                                                    -------------

    Comprehensive income.................                                                                              7,695,992

Cash dividends declared and paid.........         -            -              -     (2,838,111)               -       (2,838,111)
                                         -----------  -----------   ------------   ------------    --------------   -------------

Balance, December 31, 1998............... 3,051,733    3,051,733      9,892,304      40,798,323        1,118,286      54,860,646

Net income...............................         -            -              -       7,924,350                -       7,924,350

Change in unrealized losses on securities
  available for sale, net of tax.........         -            -              -               -       (2,865,388)     (2,865,388)
                                                                                                                    -------------

    Comprehensive income.................                                                                              5,058,962

Common stock issued in 2 for 1 stock
  split.................................. 3,051,733    3,051,733              -      (3,051,733)               -               -

Stock options exercised..................       235          235          3,055               -                -           3,290

Cash dividends declared and paid.........         -            -              -      (3,204,348)               -      (3,204,348)
                                         ----------- ------------   ------------   -------------    -------------   -------------

Balance, December 31, 1999............... 6,103,701   $6,103,701     $9,895,359     $42,466,592      $(1,747,102)    $56,718,550
                                         =========== ============   ============   =============    =============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997
American National Bankshares Inc. and Subsidiary

                                                                                     1999            1998            1997
                                                                                -------------   -------------   -------------
Cash Flows from Operating Activities:
  Net income....................................................................$  7,924,350    $  7,198,249    $  6,269,192
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses.................................................     670,000         927,000       1,100,000
      Depreciation..............................................................   1,029,875         814,870         720,446
      Core deposit intangible amortization......................................     449,816         449,816         450,179
      Amortization (accretion) of premiums and discounts
        on investment securities................................................      77,488         (42,918)        (56,111)
      (Gain) loss on sale of securities.........................................      (7,970)        (18,300)        (30,912)
      Gain on sale of loans.....................................................    (332,490)       (428,991)       (220,293)
      Gain on sale of real estate owned.........................................     (94,462)              -               -
      Gain on sale of property and equipment....................................      (6,150)              -               -
      Deferred income taxes benefit.............................................    (211,558)       (312,768)       (154,749)
      (Increase) decrease in interest receivable................................      (1,282)       (159,538)        311,723
      Increase in other assets..................................................    (394,986)         (1,639)       (203,721)
      Increase (decrease) in interest payable...................................     176,627         (21,910)       (224,020)
      (Decrease) increase in other liabilities..................................    (191,290)        701,160         246,124
                                                                                -------------   -------------   -------------
        Net cash provided by operating activities...............................   9,087,968       9,105,031       8,207,858
                                                                                -------------   -------------   -------------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  50,241,341      47,430,116      53,402,611
  Purchases of securities available for sale.................................... (51,708,123)    (55,738,003)    (20,170,962)
  Purchases of securities held to maturity......................................  (5,803,523)    (11,212,515)              -
  Net increase in loans......................................................... (24,245,589)    (15,023,315)    (18,542,833)
  Proceeds from sale of real estate owned.......................................     449,462               -               -
  Purchases of property and equipment...........................................  (1,472,195)     (1,903,664)       (849,981)
                                                                                -------------   -------------   -------------
    Net cash (used in) provided by investing activities......................... (32,538,627)    (36,447,381)     13,838,835
                                                                                -------------   -------------   -------------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................   2,525,430       7,178,345          10,271
  Net increase (decrease) in time deposits......................................  24,707,800        (456,372)    (10,389,947)
  Net increase in Federal Home Loan Bank borrowings.............................   8,000,000      13,000,000               -
  Net (decrease) increase in federal funds purchased
    and repurchase agreements...................................................  (6,068,501)     11,483,870      (3,945,317)
  Cash dividends paid...........................................................  (3,204,348)     (2,838,111)     (2,512,955)
  Repurchase of stock..........................................................            -               -      (6,278,098)
  Proceeds from exercise of stock options.......................................       3,290               -               -
                                                                                -------------   -------------   -------------
    Net cash provided by (used in) financing activities.........................  25,963,671      28,367,732     (23,116,046)
                                                                                -------------   -------------   -------------

Net  Increase (Decrease) in Cash and Cash Equivalents...........................   2,513,012       1,025,382      (1,069,353)

Cash and Cash Equivalents at Beginning of Period................................  14,777,932      13,752,550      14,821,903
                                                                                -------------   -------------   -------------
Cash and Cash Equivalents at End of Period......................................$ 17,290,944    $ 14,777,932    $ 13,752,550
                                                                                =============   =============   =============

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,885,239    $ 14,071,687    $ 13,386,440
    Interest-bearing deposits in other banks....................................   3,405,705         706,245         366,110
                                                                                -------------   -------------   -------------
                                                                                $ 17,290,944    $ 14,777,932    $ 13,752,550
                                                                                =============   =============   =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 14,559,858    $ 14,493,509    $ 14,814,169
  Income taxes paid.............................................................$  3,786,339    $  2,950,000    $  2,953,355
  Transfer of loans to other real estate owned..................................$          -    $    385,000    $          -


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

                American National Bankshares Inc. and Subsidiary

--------------------------------------------------------------------------------

1.  Summary of Accounting Policies:


Consolidation
     The consolidated  financial  statements  include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the City of Danville, Virginia, the Counties of Pittsylvania and Henry in Virginia and the County of Caswell in North Carolina. ANB Mortgage Corp., a wholly owned subsidiary of the Bank, commenced mortgage lending operations in December 1996. ANB Services Corp., another wholly owned subsidiary of the Bank, was formed in October 1999 to offer non-deposit products such as mutual funds and insurance products. All significant intercompany transactions and accounts are eliminated in consolidation.


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


Loans
     Loans are stated at the principal amount outstanding, net of unearned income. Mortgage, consumer and commercial loans accrue interest on the unpaid balance of the loans. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using the effective interest method.


Allowance for Loan Losses
     The allowance for loan losses is an estimate of losses inherent in the loan portfolio as determined by management taking into consideration historical loan loss experience, diversification of the loan portfolio, amounts of secured and unsecured loans, banking industry standards and averages, and general economic conditions. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become reasonably estimable.


Bank Premises and Equipment
     Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated using primarily accelerated methods over estimated lives generally as follows: buildings, 10 to 50 years; and furniture and equipment, 3 to 10 years.

Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight line basis over 10 years. At December 31, 1999, the Bank had $2,733,000 recorded as core deposit intangibles, net of amortization. The Bank recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 1999.


Foreclosed Properties
     Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan or in-substance foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised annually, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.


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


Earnings Per Share
     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", in 1998. This statement requires the dual presentation of basic and diluted earnings per share which are equal for the Corporation for all periods presented. No restatement of prior periods was required.
     The Corporation issued a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999, payable on July 15, 1999. All references to the number of common shares and all per share amounts have been adjusted, as appropriate, to retroactively reflect the stock split.


New Accounting Pronouncements
     In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued which establishes standards for reporting and displaying comprehensive income and its components. This statement requires comprehensive income and its components, as recognized under the accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. The requirements of SFAS No. 130 have been adopted and reflected in the Corporation's Consolidated Financial Statements.
     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 15 to the Consolidated Financial Statements.
     In February, 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and postretirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in Note 12 to the Consolidated Financial Statements.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the Corporation.

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The Corporation adopted the provisions of this statement effective January 1, 1999. Implementation of this SOP did not have a material effect on the Corporation.


2.  Parent Company Financial Information:

     Condensed   parent  company   financial   information  is  as  follows  (in
thousands):

                                                 As of December 31
Condensed Balance Sheets                         1999       1998
------------------------                        -------    -------
Assets:
  Cash                                          $   211    $    55
  Investment in Subsidiary                       56,024     54,806
  Other Assets                                      484         25
                                                -------    -------
    Total Assets                                $56,719    $54,886
                                                =======    =======

Liabilities                                     $     -    $    25
Shareholders' Equity                             56,719     54,861
                                                -------    -------
  Total Liabilities and Shareholders' Equity    $56,719    $54,886
                                                =======    =======


                                                      For the Year Ended
                                                         December 31
                                                ------------------------------
Condensed Statements of Income                    1999       1998       1997
------------------------------                  --------   --------   --------
Dividends from Subsidiary                       $ 3,857    $ 2,903    $ 8,820
Expenses                                            (16)       (44)       (33)
                                                --------   --------   --------

Income Before Equity in Undistributed
  Earnings of Subsidiary                          3,841      2,859      8,787

Equity in Undistributed (Distributions in
  Excess of) Earnings of Subsidiary               4,083      4,339     (2,518)
                                                --------   --------   --------

Net Income                                      $ 7,924    $ 7,198    $ 6,269
                                                ========   ========   ========

                                                      For the Year Ended
                                                          December 31
                                                ------------------------------
Condensed Statements of Cash Flows                1999       1998       1997
----------------------------------              --------   --------   --------
Cash provided by dividends received
  from Subsidiary                               $ 3,857    $ 2,903    $ 8,820
Cash used for payment of dividends               (3,204)    (2,838)    (2,513)
Cash used for repurchase of stock                     -          -     (6,278)
Other                                              (497)       (19)       (33)
                                                --------   --------   --------
Net increase (decrease) in cash                 $   156    $    46    $    (4)
                                                ========   ========   ========


3.  Mergers and Acquisitions:

     On March 14, 1996, the Corporation completed the acquisition of Mutual Savings Bank, F.S.B. ("Mutual") upon the approval of the shareholders of each company. The transaction was accounted for as a pooling of interests.

4.  Investment Securities:

    The amortized cost and estimated fair value of investments in debt securities at December 31, 1999 and 1998 were as follows (in thousands):

                                                     1999
                                  --------------------------------------------
                                  Amortized                         Estimated
                                     Cost      Gains     Losses     Fair Value
                                  ---------   -------   --------   -----------
Securities held to maturity:
  U.S. Government                 $      -    $     -   $     -    $       -
  Federal agencies                  23,633         15      (401)      23,247
  State and municipal               20,767        115      (495)      20,387
                                  --------    -------   --------   ---------
    Total securities held
      to maturity                   44,400        130      (896)      43,634
                                  --------    -------   --------   ---------

Securities available for sale:
  U.S. Government                    7,002         18         -        7,020
  Federal agencies                  77,016        103    (1,628)      75,491
  State and municipal               19,324        107      (344)      19,087
  Corporate bonds and other         21,177          -      (903)      20,274
                                  --------    -------   --------   ---------
    Total securities
      available for sale           124,519        228    (2,875)     121,872
                                  --------    -------   --------   ---------
    Total securities              $168,919    $   358   $(3,771)   $ 165,506
                                  ========    =======   ========   =========


                                                    1998
                                  --------------------------------------------
                                  Amortized                         Estimated
                                     Cost      Gains     Losses     Fair Value
                                  ---------   -------   --------   -----------
Securities held to maturity:
  U.S. Government                 $ 12,988    $    33   $     -    $  13,021
  Federal agencies                  24,871        598         -       25,469
  State and municipal               20,018        713       (14)      20,717
                                  --------    -------   --------   ---------
  Total securities held
    to maturity                     57,877      1,344       (14)      59,207
                                  --------    -------   --------   ---------

Securities available for sale:
  U.S. Government                   19,030        190         -       19,220
  Federal agencies                  49,843        689       (11)      50,521
  State and municipal               15,446        633       (22)      16,057
  Corporate bonds and other         19,522        230       (14)      19,738
                                  --------   --------   --------   ---------
  Total securities
    available for sale             103,841      1,742       (47)     105,536
                                  --------   --------   --------   ---------
  Total securities                $161,718   $  3,086   $   (61)   $ 164,743
                                  ========   ========   ========   =========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 1999, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate bonds consist of high quality debt securities, primarily issued in the financial services industry.

                                Held to Maturity         Available for Sale
                             ----------------------     ----------------------
                             Amortized   Estimated      Amortized   Estimated
                                Cost     Fair Value      Cost       Fair Value
                             ---------   ----------     ---------   ----------
Due in one year or less       $   600     $   600        $  8,001    $  8,021
Due after one year
  through five years           21,050      21,074          60,887      60,071
Due after five years
  through ten years            14,645      14,286          28,920      27,828
Due after ten years             8,105       7,674          26,711      25,952
                              -------     -------        --------    --------
                              $44,400     $43,634        $124,519    $121,872
                              =======     =======        ========    ========

     Proceeds from calls exercised by the issuers of investments in debt securities were $8,592,000 in 1999, $14,753,000 in 1998 and $1,236,000 in 1997.
Proceeds from sales of investments in debt securities were $3,946,000 in 1999, $0 in 1998 and $24,823,000 in 1997. The Bank recognized gains of $8,000 on sale of securities in 1999, gains of $18,000 on called securities during 1998, and losses of $13,000 and gains of $44,000 on sale of securities during 1997.
     Investment securities with a book value of approximately $40,463,000 at December 31, 1999 were pledged to secure deposits of the U. S. Government, state and political sub-divisions and for other purposes as required by law. Of this amount, $28,522,000 was pledged to secure repurchase agreements.


5.  Loans:

     Outstanding loans at December 31, 1999 and 1998 were composed of the following (in thousands):

                                                       1999        1998
                                                     --------    --------
Real Estate loans:
  Construction and land development                  $  7,317    $  8,104
  Secured by farmland                                   1,306       1,491
  Secured by 1 - 4 family residential properties 108,994 95,711 Secured by multi-family (5 or more)
    residential properties                              4,532       2,268
  Secured by nonfarm, nonresidential properties        54,170      44,251
Loans to farmers                                        2,468       2,293
Commercial and industrial loans                        66,459      67,154
Consumer loans                                         45,235      46,337
Loans for nonrated industrial development
  Obligations                                           3,236       1,895
All other loans                                            24          15
                                                     --------    --------
  Loans, net of unearned income                      $293,741    $269,519
                                                     ========    ========

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 1999 and 1998, loans in a nonaccrual or restructured status totaled approximately $292,000 and $190,000, respectively.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 1999, 1998 and 1997, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans, if all such loans had been accruing interest at the original contractual rate, was $23,000, $14,000 and $18,000, respectively. No interest payments were recorded in 1999, 1998 or 1997 as interest income for all such nonperforming loans.
     Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     As of January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

     For purposes of applying SFAS No. 114, commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are excluded from the scope of SFAS No. 114 as they are considered smaller-balance homogeneous loans that are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status. As of December 31, 1999 and 1998, the Bank had not identified any loans as impaired.
     The loan portfolio is concentrated primarily in the immediate geographic region which is the Corporation's trade area consisting of the City of Danville, City of Martinsville, Pittsylvania and Henry Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 1999.
     An analysis of the allowance for loan losses is as follows (in thousands):

                                1999       1998       1997
                               -------    -------    -------
Balance, beginning of year     $3,821     $3,277     $3,070
Provision for loan losses
  charged to expense              670        927      1,100
Charge-offs                      (509)      (508)      (992)
Recoveries                        153        125         99
                               -------    -------    -------
Balance, end of year           $4,135     $3,821     $3,277
                               =======    =======    =======


6.  Time Deposits:

     Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $45,887,000, $32,851,000 and $32,815,000 at December
31, 1999, 1998 and 1997, respectively. Interest expense on such deposits during 1999, 1998 and 1997 was $1,556,000, $1,436,000 and $1,570,000, respectively.


7.  Short-Term Borrowings:

     Repurchase agreements of $24,954,000 and $31,023,000 comprised short-term borrowings at December 31, 1999 and 1998, respectively. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. In addition, the Bank has approximately $52,600,000 in credit availabilty with the FHLB at December 31, 1999 which is secured by qualifying mortgages or other acceptable security.


8.  Stock Options:

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No.123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 (APB No.
25) use the intrinsic value method in determining compensation expense, which represents the excess of the market price of stock over the exercise price on the measurement date. The Corporation elected to remain under APB No. 25 for accounting for stock options. Since the exercise price of all options granted was equal to or exceeded the market value of the stock at the date of grant, no compensation expense has been recognized.
     The following table reflects pro forma net income and earnings per share had the Corporation elected to adopt the fair value approach of SFAS No. 123 (in thousands except per share data):

                              1999       1998       1997
                             ------     ------     ------
Net Income:
  As reported                $7,924     $7,198     $6,269
  Pro forma                   7,623      7,036      6,240

Basic earnings per share
  As reported                $ 1.30     $ 1.18     $ 1.00
  Pro forma                    1.25       1.15        .99

     At December 31, 1999, 1998 and 1997, the Corporation had 300,000 shares of its authorized but unissued common stock reserved for its incentive and nonqualified stock option plan. These options vest from immediately to three years and have a maximum term of ten years.
     A summary of stock option transactions under the plan follows:

                                           Option     Option Price
                                           Shares       Per Share
                                         --------     -------------
Outstanding at December 31, 1996                           -
Granted                                    33,600     $14.00
Exercised                                       -          -
Forfeited                                  (1,600)    $14.00
                                         ---------    -------------
Outstanding at December 31, 1997           32,000     $14.00
Granted                                    42,000     $15.63-$18.75
Exercised                                       -          -
Forfeited                                  (2,200)    $14.00
                                         ---------    -------------
Outstanding at December 31, 1998           71,800     $14.00-$18.75
Granted                                    71,000     $13.69-$20.00
Exercised                                    (235)    $14.00
Forfeited                                  (3,965)    $13.69-$14.00
                                         ---------    -------------
Outstanding at December 31, 1999           138,600    $13.69-$20.00
                                         =========    =============

     The following table summarizes information related to stock options outstanding on December 31, 1999:

                  Number of Options Outstanding   Number of Options Exercisable
Exercise Prices       at December 31, 1999            at December 31, 1999
---------------   -----------------------------   -----------------------------
    $13.69                  53,000                          26,500
    $14.00                  27,600                          27,600
    $15.63                  14,000                          14,000
    $17.00                   6,000                           3,000
    $17.19                  14,000                          14,000
    $18.75                  14,000                               -
    $20.00                  10,000                          10,000
                           -------                         -------
                           138,600                          95,100
                           =======                         =======


9.  Income Taxes:

     The components of the Corporation's net deferred tax assets as of December 31, 1999 and December 31, 1998, were as follows (in thousands):

                                        December 31   December 31
                                        -----------   -----------
                                            1999         1998
                                            ----         ----
Deferred tax assets:
  Allowance for loan losses               $1,211        $1,096
  Net unrealized losses on securities        900             -
  Deferred compensation                      269           274
  Other                                      235           206
                                          -------       -------
                                           2,615         1,576
Valuation allowance                         (171)         (158)
                                          -------       -------
Total deferred tax assets                  2,444         1,418
                                          -------       -------

Deferred tax liabilities:
  Depreciation                               251           241
  Net unrealized gains on securities           -           576
  Accretion of discount                       67           137
  Other                                       91           117
                                          -------       -------
Total deferred tax liabilities               409         1,071
                                          -------       -------
Net deferred tax assets                   $2,035        $  347
                                          =======       =======

     The provision for income taxes consists of the following (in thousands):

                                   1999        1998        1997
                                 -------     -------     -------
Taxes currently payable          $3,531      $3,436      $2,880
Deferred tax benefit               (212)       (313)       (155)
                                 -------     -------     -------
                                 $3,320      $3,123      $2,725
                                 =======     =======     =======

     The effective rates of the provision differ from the statutory federal income tax rates due to the following items:

                                   1999         1998        1997
                                  -----        -----       -----
Federal statutory rate            34.0%        34.0%       34.0%
Non-taxable interest income       (4.5)        (3.8)       (3.6)
Other                                -          0.1        (0.1)
                                  -----        -----       -----
                                  29.5%        30.3%       30.3%
                                  =====        =====       =====


10.  Commitments and Contingent Liabilities:

     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.
     Commitments to extend credit, which amounted to $86,931,000 and $67,466,000 at December 31, 1999 and 1998, respectively, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments at December 31, 1999 and $952,000 at December 31, 1998 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 1999 and 1998 the Bank had $1,193,000 and $682,000 in outstanding standby letters of credit.
     Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position or consolidated results of operations.
     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. At December 31, 1999, this reserve requirement was approximately $1,488,000.


11.  Related Party Transactions:

     The Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The total amount of loans outstanding to the executive officers, directors and their business interests was $10,188,000 and $9,572,000 at December 31, 1999 and 1998, respectively. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 1999, 1998 and 1997 was approximately 4.6% of gross loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 1999, none of these loans were restructured, nor were any related party loans charged off during 1999. An analysis of these loans for 1999 is as follows (in thousands):

Balance, beginning of year         $  9,572
Additions                            21,223
Repayments                          (20,607)
                                   ---------
Balance, end of year               $ 10,188
                                   =========

12.  Employee Benefit Plans:

     The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     The following table sets forth the plan's funded status as of December 31, 1999 and 1998 (in thousands):

                                                      1999         1998
                                                    -------      -------
Change in benefit obligation:
  Benefit obligation at beginning of year           $3,920       $3,431
  Service cost                                         233          198
  Interest cost                                        274          240
  Actuarial gain                                        78          175
  Benefits paid                                        (43)        (124)
                                                     -------     -------
    Benefit obligation at end of year                $4,462      $3,920
                                                     =======     =======
Change in plan assets:
  Fair value of plan assets at beginning of year     $4,549      $3,796
  Actual return on plan assets                          547         877
  Employer contributions                                  -           -
  Benefits paid                                         (43)       (124)
                                                     -------     -------
    Fair value of plan assets at end of year         $5,053      $4,549
                                                     =======     =======

Funded status                                        $  591      $  629
Unrecognized net actuarial gain                        (470)       (365)
Unrecognized net obligation at transition               (42)        (54)
Unrecognized prior service cost                        (168)       (192)
                                                     -------     -------
  Prepaid benefit (asset) cost                       $  (89)     $   18
                                                     =======     =======

     Major assumptions and net periodic pension cost include the following (in thousands):

                                                    1999     1998     1997
Weighted-average assumptions:                      -----     ----     ----
Discount rate:
  Post-retirement                                  6.00%    6.00%    6.00%
  Pre-retirement                                   7.00     7.00     7.00

Expected return on plan assets                     8.00     8.00     8.00
Rate of compensation increase                      4.00     4.00     4.00

Components of net periodic benefit cost:
  Service cost                                    $ 233    $ 198    $ 193
  Interest cost                                     274      240      274
  Expected return on plan assets                   (364)    (304)    (303)
  Amortization of prior service cost                (24)     (24)     (24)
  Amortization of net obligation at transition      (12)     (12)     (12)
  Recognized net actuarial gain                       -        -       23
                                                  ------   ------   ------
  Net periodic benefit cost                       $ 107    $  98    $ 151
                                                  ======   ======   ======

     A non-contributory deferred compensation plan was adopted in 1982 by the Board of Directors of the Bank which covers certain key executives. The expense for this plan was $63,000, $151,000 and $129,000 for years 1999, 1998 and 1997, respectively.
     A 401(k) savings plan was adopted in 1995 which covers substantially all full-time employees of the Bank. The Bank matches a portion of the contribution made by employee participants after at least one year of service. The Bank contributed $108,000, $92,000 and $87,000 to the 401(k) plan in 1999, 1998 and
1997, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

13. Fair Value of Financial Instruments:

     The estimated fair values of the Corporation's assets are as follows (in thousands):

                                           December 31, 1999
                                       ---------------------------
                                        Carrying              Fair
                                          Amount             Value
                                       ---------         ---------
Financial assets:
  Cash and federal funds sold          $  17,291         $  17,291
  Investment securities                  166,272           165,506
  Other                                   18,222            18,222
  Loans, net                             289,606           288,839

Financial liabilities:
  Deposits                             $(385,558)        $(384,666)
  Repurchase agreements                  (24,954)          (24,954)
  Other borrowings                       (21,000)          (20,383)
  Other liabilities                       (3,160)           (3,160)

Off balance sheet instruments:
  Commitments to extend credit                 -                 -
  Standby letters of credit                    -               (15)

                                            December 31, 1998
                                       ----------------------------
                                        Carrying               Fair
                                          Amount              Value
                                       ---------          ---------
Financial assets:
  Cash and federal funds sold          $  14,778          $  14,778
  Investment securities                  163,413            164,743
  Other                                   16,494             16,494
  Loans, net                             265,698            266,882

Financial liabilities:
  Deposits                             $(358,325)         $(360,117)
  Repurchase agreements                  (31,023)           (31,023)
  Other borrowings                       (13,000)           (13,432)
  Other liabilities                       (3,174)            (3,174)

Off balance sheet instruments:
  Commitments to extend credit                 -                  -
  Standby letters of credit                    -                 (9)


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


Off balance sheet instruments
     The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 1999 no fees were charged for commitments to extend credit. All such commitments were subject to current market rates and pose no known credit exposure. As a result, no fair value has been estimated for these commitments.
     The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

14. Dividend Restrictions and Capital:

     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $8,422,000 plus an additional amount equal to the Bank's net income for 1999 up to the date of any dividend declaration.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. At December 31, 1999 and 1998 these ratios were above the minimums as follows (in thousands).

                                                                                To Be Well
                                                                             Capitalized Under
                                                          For Capital        Prompt Corrective
                                        Actual         Adequacy Purposes:    Action Provisions:
                                   ---------------    -------------------    ------------------
                                    Amount   Ratio     Amount   Ratio         Amount   Ratio
                                   -------   ------   -------   -----        -------   -----
As of December 31, 1999:
  Total Capital
    Corporation                    $59,868   17.79%   $26,915   >8.0%        $33,643   >10.0%
    Bank                            59,173   17.61%    26,876   >8.0%         33,595   >10.0%

  Tier I Capital
    Corporation                     55,733   16.57%    13,457   >4.0%         20,186    >6.0%
    Bank                            55,038   16.38%    13,438   >4.0%         20,157    >6.0%

  Leverage Capital
    Corporation                     55,733   11.52%    14,508   >3.0%         24,179    >5.0%
    Bank                            55,038   11.39%    14,493   >3.0%         24,155    >5.0%


As of December 31, 1998:
  Total Capital
    Corporation                    $54,326   18.04%   $24,097   >8.0%        $30,122   >10.0%
    Bank                            54,271   18.02%    24,095   >8.0%         30,119   >10.0%

  Tier I Capital
    Corporation                     50,560   16.79%    12,049   >4.0%         18,073    >6.0%
    Bank                            50,505   16.77%    12,048   >4.0%         18,071    >6.0%

  Leverage Capital
    Corporation                     50,560   11.07%    13,701   >3.0%         22,835    >5.0%
    Bank                            50,505   11.06%    13,700   >3.0%         22,833    >5.0%

15. Segment and Related Information:

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Comparable prior period information is presented. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.
     Segment information for the years 1999, 1998 and 1997 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                      1999
-------------------------------------------------------------------------------------------------------
                                                         Trust and
                                             Community   Investment             Intersegment
                                             Banking     Services     Other     Eliminations   Total
                                             ---------   ----------   -------   ------------   --------
Interest income                              $ 33,669    $      -     $    30   $    (30)      $ 33,669
Interest expense                               14,736           -          30        (30)        14,736
Non-interest income - external customers        1,629       2,532         334          -          4,495
Non-interest income - internal customers            -          52           -        (52)             -
Operating income before income taxes            9,558       1,781       7,846     (7,941)        11,244
Depreciation and amortization                   1,416          48          15          -          1,479
Total assets                                  491,151           -      57,241    (57,001)       491,391
Capital expenditures                            1,466           -           6          -          1,472

                                                      1998
-------------------------------------------------------------------------------------------------------
                                                         Trust and
                                             Community   Investment             Intersegment
                                             Banking     Services     Other     Eliminations   Total
                                             ---------   ----------   -------   ------------   --------
Interest income                              $ 32,654    $      -     $    38   $    (38)      $ 32,654
Interest expense                               14,472           -          38        (38)        14,472
Non-interest income - external customers        1,487       2,165         427          -          4,079
Non-interest income - internal customers            -          52           -        (52)             -
Operating income before income taxes            8,958       1,400       7,205     (7,242)        10,321
Depreciation and amortization                   1,205          42          18          -          1,265
Total assets                                  460,657           -      56,529    (56,803)       460,383
Capital expenditures                            1,898           -           6          -          1,904

                                                      1997
-------------------------------------------------------------------------------------------------------
                                                         Trust and
                                             Community   Investment             Intersegment
                                             Banking     Services     Other     Eliminations   Total
                                             ---------   ----------   -------   ------------   --------
Interest income                              $ 31,728    $      -     $    19   $    (19)      $ 31,728
Interest expense                               14,590           -          19        (19)        14,590
Non-interest income - external customers        1,116       1,888         221          -          3,225
Operating income before income taxes            7,829       1,299       6,168     (6,302)         8,994
Depreciation and amortization                   1,126          30          15          -          1,171
Total assets                                  423,921           -      50,619    (50,900)       423,640
Capital expenditures                              832           -          18          -            850

                        AMERICAN NATIONAL BANKSHARES INC.
                                 628 Main Street
                               Post Office Box 191
                            Danville, Virginia 24543


                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                            To be held April 25, 2000



NOTICE is hereby given that the Annual Meeting of Shareholders of American National Bankshares Inc. (the "Corporation") will be held as follows:

                            Place: The Wednesday Club
                                1002 Main Street
                               Danville, VA 24541

                              Date: April 25, 2000


                            Time: 11:30 o'clock a.m.

          THE ANNUAL MEETING IS BEING HELD FOR THE FOLLOWING PURPOSES:


1. To elect three (3) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class I.

2. To transact any other business that may properly come before the meeting or any adjournment thereof.

The record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting is the close of business on March 10, 2000.



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


Dated:  March 21, 2000

                        AMERICAN NATIONAL BANKSHARES INC.

                                 628 Main Street
                                  P. O. Box 191
                            Danville, Virginia 24543


                                 PROXY STATEMENT


                         Annual Meeting of Shareholders
                            To be held April 25, 2000



                                  INTRODUCTION

     This Proxy Statement is furnished in conjunction with the solicitation by the Board of Directors of American National Bankshares Inc. (the "Corporation") of the accompanying proxy to be used at the Annual Meeting of Shareholders of the Corporation and at any adjournments thereof. The meeting will be held on Tuesday, April 25, 2000, 11:30 a.m., at The Wednesday Club, 1002 Main Street, Danville, Virginia, for the purposes set forth below and in the Notice of Annual Meeting of Shareholders. Shares represented by properly executed proxy, if such proxies are received in time and not revoked, will be voted at the Annual Meeting as set forth therein. Any shareholder may attend the Annual Meeting, revoke the proxy and vote in person.

                       INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has set March 10, 2000 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. Shareholders of record on that date will be entitled to vote on the matters described herein. As of March 10, 2000, the Corporation had 1,398 shareholders of record. No one individual or entity owns directly and indirectly more than 5% of the outstanding Corporation Common Stock except Ambro and Company, the nominee name in which American National Bank and Trust Company (the "Bank"), the Corporation's banking subsidiary, registers securities it holds in a fiduciary capacity, which held 1,109,461 shares on March 10, 2000.

     The number of shares of common stock, there being no other class of stock, outstanding and entitled to vote at the Annual Shareholders' Meeting is 6,103,772. There are 1,109,461 shares held of record by Ambro and Company which amount represents 18.1766% of the outstanding securities, and only 444,139 of these shares may be voted by the existing co-fiduciaries. The remaining shares may not be voted by the Bank but co-fiduciaries may be qualified for the sole purpose of voting all or a portion of the shares at the Annual Meeting.

                                CUMULATIVE VOTING

     Shareholders of the Corporation shall not have cumulative voting rights.

                                VOTING OF PROXIES

     If the enclosed proxy is properly executed, dated, returned and not revoked, it will be voted in accordance with the specification made by the shareholder. If a specification is not made, it will be voted "FOR" the proposals set forth below and in the notice of Annual Meeting of Shareholders. Richard G. Barkhouser, H. Dan Davis, or Claude B. Owen, Jr., or any of them, will act as proxies on behalf of the Board of Directors.

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

                         PURPOSES OF THE ANNUAL MEETING

     As set forth in the Notice of Annual Meeting of Shareholders, the Board of Directors is seeking proxies in connection with the following proposals to be set forth before the shareholders:

1. To elect three (3) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class I.

2. To transact any other business that may properly come before the meeting or any adjournment thereof.

                              ELECTION OF DIRECTORS

     Three Directors of Class I are to be elected at the Annual Meeting of Shareholders to serve until the Annual Meeting in 2003 and until their respective successors are duly elected and qualified. Management proposes that the three (3) nominees listed in this Proxy Statement as Directors of Class I be elected.

     The nominees for whom the persons named as proxies intend to vote as directors, unless otherwise indicated on the form of proxy, and certain information with regard to their ownership of the common stock of the Corporation and memberships on various committees of the Board of Directors of the Corporation, are set forth below.

                                    NOMINEES

         Directors of Class I to be elected for a term expiring in 2003
                                                       Amount of Common Stock
                                        Director       Owned Beneficially and
Name, Principal                         of Bank        Nature of Ownership on             Percent
Occupation and (Age)                    Since          January 31, 2000                   of Class
--------------------                    --------       ----------------------             --------
Willie G. Barker, Jr.  (62)             1996            28,200 - Direct  (1)                 .4620
  President, Barklea, Inc.
  Danville, VA, tobacco
  warehouse; also
  Retired President of
  Dibrell Brothers, Inc.,
  Danville, VA, leaf tobacco
  & flowers dealer

Ben J. Davenport, Jr.  (57)             1992            13,258 - Direct  (1) (2)             .2172
  Chairman, First
  Piedmont Corporation,
  Chatham, VA,
  waste  management

James A. Motley  (71)                   1975            14,620 - Direct  (1) (2)             .2395
  Retired Chairman and Chief                            10,484 - Family                      .1718
  Executive Officer of                                           Relationship  (4)
  the Corporation and the
  Bank

                         DIRECTORS CONTINUING IN OFFICE

             Directors of Class II to continue in office until 2001
                                                       Amount of Common Stock
                                        Director       Owned Beneficially and
Name, Principal                         of Bank        Nature of Ownership on             Percent
Occupation and (Age)                    Since          January 31, 2000                   of Class
--------------------                    --------       ----------------------             --------
Fred A. Blair  (53)                     1992             3,930 - Direct  (1)                 .0644
  President, Blair                                         300 - Family                      .0049
  Construction, Inc.,                                            Relationship  (3)
  Gretna, VA, commercial
  building contractor

E. Budge Kent, Jr.  (61)                1979            36,362 - Direct  (1) (6)             .5951
  Senior Vice President of the                           1,212 - Family                      .0198
  Corporation and Senior Vice                                    Relationship  (4)
  President & Trust Officer of
  the Bank

Fred B. Leggett, Jr.  (63)              1994            17,780 - Direct  (1) (2)             .2913
  Retired Chairman and                                   6,384 - Family                      .1046
  Chief Executive Officer,                                       Relationship  (4)
  Leggett Stores, Danville, VA,
  retail department  stores, since
  March, 1996; prior thereto,
  Chairman and Chief
  Executive Officer, Leggett Stores,
  Danville, VA

Claude B. Owen, Jr.  (54)               1984            11,432 - Direct  (1)                 .1873
  Retired Chairman &                                     4,200 - Family                      .0688
  Chief Executive Officer of                                     Relationship  (4)
  DIMON Incorporated, Danville, VA,
  leaf tobacco & flowers dealer,
  since May, 1999; prior thereto,
  Chairman & Chief Executive Officer
  of DIMON Incorporated, Danville, VA,
  since May, 1995; prior thereto,
  Chairman, President & Chief
  Executive Officer, Dibrell  Brothers,
  Inc., Danville, VA, leaf tobacco &
  flowers dealer

             Directors of Class III to continue in office until 2002
                                                       Amount of Common Stock
                                        Director       Owned Beneficially and
Name, Principal                         of Bank        Nature of Ownership on             Percent
Occupation and (Age)                    Since          January 31, 2000                   of Class
--------------------                    --------       ----------------------             --------
Richard G. Barkhouser  (69)             1980           164,824 - Direct  (1)                2.7004
  President, Barkhouser                                 14,520 - Family                      .2379
  Motors, Inc., Danville, VA,                                    Relationship  (4)
  automobile dealership

                                                       Amount of Common Stock
                                        Director       Owned Beneficially and
Name, Principal                         of Bank        Nature of Ownership on             Percent
Occupation and (Age)                    Since          January 31, 2000                   of Class
--------------------                    --------       ----------------------             --------
H. Dan Davis  (62)                      1996            87,400 - Direct  (1) (8)            1.4319
  Senior Consultant to the                              40,704 - Family                      .6669
  Corporation and the Bank since                                 Relationship  (4)
  January, 1998; prior thereto,
  Executive Vice President of the
  Corporation and Senior Vice
  President of the Bank since
  March, 1996; prior thereto,
  President and Chief Executive
  Officer of Mutual Savings
  Bank, F.S.B.

Lester A. Hudson, Jr.  (60)             1984             9,804 - Direct  (1)                 .1606
  Chairman, H & E Associates,
  Greenville, SC, investments,
  since June, 1995; prior thereto
  Vice Chairman, Wunda Weve
  Carpets, Inc.,  Greenville, SC,
  carpet manufacturer

Charles H. Majors  (54)                 1981            33,901 - Direct  (1) (5)             .5533
  President and Chief                                    2,645 - Family                      .0432
  Executive Officer of the                                       Relationship  (4)
  Corporation and the Bank


All Executive officers and directors,                  473,872 - Direct  (1) (2) (7) (8)    7.7090
including nominees and directors                        81,573 - Family                     1.3270
named above (13 in group)                                        Relationship  (3) (4)


(1)  Individual exercises sole voting and investment power over shares held.
(2)  Shared voting and investment power.
(3)  Sole voting and investment power as custodian for minor children.
(4)  Can exercise no voting or investment power.
(5)  Includes 23,200 shares that Mr. Majors has the right to acquire through the exercise of stock options.
(6)  Includes 6,700 shares that Mr. Kent has the right to acquire  through the exercise of stock  options.
(7)  Includes 43,100 shares that Executive  Officers have the right to acquire through the exercise of stock options.
(8)  Includes 200 shares that Mr. Davis has the right to acquire through the exercise of stock options.

All of the above nominees and directors have been engaged in the occupations listed during the last five years.

There exists no family relationship between any director or nominee.

     Mr. Hudson is a director of American Electric Power Company, Inc. Mr. Motley and Mr. Davenport are directors of Intertape Polymer Group Inc. The stocks of these corporations are registered with the Securities and Exchange Commission.

     The term of Landon R. Wyatt, Jr. will expire as of the Annual Meeting of shareholders. Mr. Wyatt will not stand for re-election pursuant to the Directors' Retirement Policy. The number of directors of Class I will be reduced to three.

                               EXECUTIVE OFFICERS

     Mr. Charles H. Majors and Mr. E. Budge Kent, Jr., together with the two senior vice presidents listed below, are the executive officers of the Corporation and the Bank.

Name                          Age            Principal Occupation and Business Experience
----                          ---            --------------------------------------------
T. Allen Liles                47             Senior Vice President, Secretary, Treasurer and Chief Financial
                                             Officer of the Corporation and Senior Vice President, Cashier and Chief
                                             Financial Officer of the Bank; Officer of the Bank since 1997

Carl T. Yeatts                61             Senior Vice President of the Corporation and Senior Vice President
                                             and Senior Loan Officer of the Bank; Officer of the Bank since 1964

All executive officers serve one-year terms of office.


                 BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD


     The Board of Directors held 14 Board Meetings during the year 1999. These meetings were either the Corporation Board Meetings and/or the Bank Board Meetings. In addition to meeting as a group to review the Corporation and Bank's business, certain members of the Board are appointed to serve on various standing committees. Among those committees are the Audit and Compliance Committee, Salary Committee and Directors' Nominating Committee. All incumbent directors attended more than 75% of the aggregate of all meetings of the Board of Directors and Committees on which they served.

     Audit and Compliance Committee. The Audit and Compliance Committee, which currently consists of Messrs. Barker, Blair and Leggett, reviews significant audit, accounting, and compliance principles, policies and practices, meets with the Corporation and Bank's independent auditors to discuss the results of their annual audit and reviews the performance of the internal auditing and compliance functions. The Audit and Compliance Committee held four meetings in 1999.

     Salary Committee. The Salary Committee currently consists of Messrs. Barkhouser, Davenport, Hudson and Leggett. The Salary Committee makes recommendations to the Board of Directors for officers' compensation and promotions, directors' fees and related personnel matters. The Salary Committee held two meetings in 1999.

     Directors' Nominating Committee. The Committee's function is to search for potential qualified directors, to review the qualifications of potential directors as suggested by Directors, Management, Shareholders and others, and to make recommendations to the entire Board for nominations of such individuals to the shareholders. A shareholder may recommend nominees for director by writing to the President of the Corporation and providing the proposed nominee's full name, address, qualifications and other relevant biographical information. Members of the present committee are Messrs. Barkhouser, Owen and Wyatt. The Directors' Nominating Committee held two meetings in 1998 and held no meetings in 1999.


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

     Executive officer compensation generally consists of salary, participation in the Bank's profit sharing plan, and incentive compensation. A description of the profit sharing plan is included in Note (2) under Executive Compensation. Executive officers received incentive compensation in 1999 due to the attainment of certain earnings by the Corporation. They may be eligible to receive incentive compensation if certain earnings are attained in 2000. Certain key executive officers are eligible to participate in the Executive Compensation Continuation Plan described below under "Deferred Compensation Plan". All compensation is paid by the Bank and no officer receives additional compensation from the Corporation. In 1997, the Board of Directors and the shareholders approved the stock option plan described below under Note (3) of "Executive Compensation".

     In considering executive officer compensation (other than the Chief Executive Officer), the Committee receives and considers recommendations from the Chief Executive Officer. The Committee conducts an annual evaluation of the performance and effectiveness of the Chief Executive Officer. The Chief Executive Officer's compensation then is determined by the Committee after consideration of the Bank's performance and the resulting benefit to the shareholders.

                                Salary Committee
                              Richard G. Barkhouser
                              Ben J. Davenport, Jr.
                              Lester A. Hudson, Jr.
                              Fred B. Leggett, Jr.


                                OTHER INFORMATION

Comparative Company Performance

     The following graph compares American National Bankshares Inc.'s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 1999. The two indexes are the S & P 500
Total Return published by Standard & Poor's Corporation and the Independent Community Bank Index, consisting of 23 independent banks located in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee, West Virginia, and Virginia. The Independent Community Bank Index is published by the Carson Medlin Company.

                                      1994   1995   1996   1997   1998   1999
                                      ----   ----   ----   ----   ----   ----
American National Bankshares Inc.      100     96     82    110    120    139
Independent Bank Index                 100    122    155    235    246    222
S&P 500 Index                          100    138    169    225    290    351

                             EXECUTIVE COMPENSATION

The following tables set forth the annual and long-term compensation awarded to, earned by, or paid to executive officers of the Corporation and the Bank ("Named Executive Officers") during 1999, 1998, and 1997.

                                                                    SUMMARY COMPENSATION TABLE
                                                                                       Long-Term Compensation
                                                                                   ---------------------------------
                                                Annual Compensation                         Awards           Payouts
                                           -------------------------------------   -----------------------   -------
                                                                    Other          Restricted   Securities
                                                                    Annual         Stock        Underlying   LTIP      All Other
Name and                                   Salary (1)   Bonus (2)   Compensation   Awards       Options/     Payouts   Compensation
Principal Position                   Year  ($)          ($)         ($)            ($)          SARS(#)(3)   ($)       ($)(4)
------------------                   ----  ----------   ---------   ------------   ----------   ----------   --------  ------------
Charles H. Majors                    1999  182,988       37,483                0           0       20,000         0      5,000
President & Chief Executive          1998  165,409       34,956                0           0       12,000         0      4,860
Officer of the Corporation           1997  153,855       19,038                0           0          200         0      4,500
and the Bank

E. Budge Kent, Jr.                   1999  109,088       20,834                0           0        5,000         0      3,120
Senior Vice President of the         1998  104,088       19,252                0           0        6,000         0      3,000
Corporation; Senior Vice             1997   97,292       10,910                0           0          200         0      2,730
President and Trust Officer
of the Bank

T. Allen Liles                       1999   96,276       20,618                0           0        5,000         0      2,862
Senior Vice President, Secretary,    1998   91,079       18,318                0           0        6,000         0          0
Treasurer and Chief Financial
Officer of the Corporation; Senior
Vice President, Cashier and Chief
Financial Officer of the Bank
(effective January 1, 1998)

Carl T. Yeatts                       1999  107,843       21,675                0           0        5,000         0      3,120
Senior Vice President of the         1998  103,131       19,252                0           0        6,000         0      3,000
Corporation; Senior Vice             1997   89,682       10,562                0           0          200         0      2,610
President and Senior Loan
Officer of the Bank

(1) Includes salary deferrals contributed by the employee to the 401(k) Plan and taxable compensation for term life insurance over $50,000.

(2) Includes accrued payments of profit sharing (bonus) and incentive compensation participations. In 1999, the profit-sharing (bonus) plan provided that an amount equal to 6.50% of the Bank's net income (after taxes, but before deducting profit sharing and its related tax effect), less the Bank's 401(k) contributions, be paid to officers and employees who are in the Bank's employ on December 31, 1999. Incentive compensation represented payments to full-time officers based on the Corporation attaining certain earnings increase and officers meeting certain strategic goals. The total expense, paid or accrued, for the profit sharing (bonus) plan and incentive compensation payments for the year 1999 amounted to $683,843.

(3) The Corporation grants options pursuant to the Corporation's Stock Option Plan approved by the shareholders at the 1997 annual meeting. Options granted prior to July 1, 1999 have been restated to reflect the impact of a 2-for-1 stock split.

(4) Includes matching contributions to the 401(k) Plan made by the Bank. Effective July 1, 1995, the Bank adopted a 401(k) Plan which covers substantially all full-time employees who are 21 years of age or older. An employee may defer a portion of his or her salary, not to exceed the lesser of 15% of compensation or $10,000. After one year of service, the Bank will make a matching contribution in the amount of 50% of the first 6% of compensation so deferred.

------------------------------------------------------------------------------------------------------------------------

                  OPTION GRANTS IN RESPECT OF LAST FISCAL YEAR
                                                                                                    Potential
                                                                                                    Realizable Value
                                    Number of    % of Total                                         At Assumed Annual
                                    Securities   Options        Exercise                            Rates of Stock Price
                                    Underlying   Granted to     or Base                             Appreciation for
                                    Options      Employees in   Price       Vesting    Expiration   Option Term
                                                                                                    --------------------
Name                                Granted      Fiscal Year    ($/Share)   Date       Date         5% ($)    10% ($)
----                                ----------   ------------   ---------   -------    ----------   ------    -------
Charles H. Majors                     5,000          7.04%         13.69    12-31-99   04-20-09      43,040   109,072
President and Chief                   5,000          7.04%         13.69    12-31-00   04-20-09      43,040   109,072
Executive Officer of the             10,000         14.08%         20.00    12-31-99   12-21-09     125,779   318,748
Corporation and the Bank


E. Budge Kent, Jr.                    2,500          3.52%         13.69    12-31-99   04-20-09      21,520    54,536
Senior Vice President                 2,500          3.52%         13.69    12-31-00   04-20-09      21,520    54,536
of the Corporation; Senior
Vice President and Trust
Officer of the Bank


T. Allen Liles                        2,500          3.52%         13.69    12-31-99   04-20-09      21,520    54,536
Senior Vice President, Secretary,     2,500          3.52%         13.69    12-31-00   04-20-09      21,520    54,536
Treasurer and Chief Financial
Officer of the Corporation;
Senior Vice President, Cashier
and Chief Financial Officer
of the Bank


Carl T. Yeatts                        2,500          3.52%         13.69    12-31-99   04-20-09      21,520    54,536
Senior Vice President,                2,500          3.52%         13.69    12-31-00   04-20-09      21,520    54,536
of the Corporation; Senior
Vice President and Senior
Loan Officer of the Bank

------------------------------------------------------------------------------------------------------------------------

                     AGGREGATE OPTIONS EXERCISED IN 1999 AND
                             YEAR-END OPTION VALUES
                                                        Number of Securities        Value of Unexercised
                                                      Underlying Unexercised             In-The-Money
                         Shares                             Options  at                  Options  at
                       Acquired on      Value          December 31, 1999 (#)      December 31, 1999 ($) (a)
                       Exercise (#)   Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable
                       ------------   ------------   -------------------------    -------------------------
Charles H. Majors            0              0           23,200        9,000         41,713         24,063

E. Budge Kent, Jr.           0              0            6,700        4,500         21,306         12,031

T. Allen Liles               0              0            6,500        4,500         20,406         12,031

Carl T. Yeatts               0              0            6,700        4,500         21,306         12,031


(a) Value of unexercised in-the-money options is calculated by multiplying the number of unexercised options at December 31, 1999 by the difference in the closing price of the Corporation's common stock reported on December 31, 1999 and the exercise price of the unexercised in-the-money options.

------------------------------------------------------------------------------------------------------------------------

                                OPTION REPRICING

     No action was taken in 1999 to lower the exercise price of an option held by the Named Executive Officers.

                                SALARY COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

     The Salary Committee of the Bank, during 1999, was composed of Messrs. Barkhouser, Davenport, Hudson, and Leggett. None of the members of the Salary Committee were officers or employees of the Corporation or its subsidiaries during 1999 or in prior years.

     None of the executive officers of the Corporation or Bank served as a member of the Board of Directors or as a member of the Compensation Committee (or other Board Committee performing equivalent functions) of another entity during 1999, which entity had an executive officer serving on the Board of Directors or as a member of the Salary Committee of the Corporation or the Bank. Consequently, there are no interlocking relationships between the Corporation or Bank and other entities that might affect the determination of the compensation of executive officers of the Corporation or Bank.

     Retirement Plan. The Bank's retirement plan is a non-contributory defined benefit pension plan which covers salaried and regular hourly employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     As of December 31, 1999, the normal retirement benefit formula was 1.3% per year of service times compensation plus .65% per year of service times compensation in excess of social security covered compensation with years of service limited to 35. At normal retirement, the monthly benefit is calculated based on any consecutive five-year period which will produce the highest average rate of basic monthly compensation. Basic monthly compensation includes salary but excludes incentive and bonus compensation. Annual compensation at December 31, 1999 was also limited to $160,000 by Internal Revenue regulations. Cash benefits under the plan generally commence on retirement at age 65, death, or termination of employment. Partial vesting of the retirement benefits under the plan occurs after three years of service and full vesting occurs after seven years of service.

     The following table illustrates the estimated annual benefits payable to an employee retiring on December 31, 1999 at normal retirement age in the following specified compensation and years of service classifications:

                       Estimated Annual Retirement Benefit

     5 Year
     Average
     Salary                             Years of Service
     -------                            ----------------
                       15          20           25          30          35
                       --          --           --          --          --

     $ 50,000     $11,402     $15,202     $ 19,003    $ 22,803    $ 26,604

       75,000      18,714      24,952       31,190      37,128      43,666

      100,000      26,027      34,702       43,378      52,053      60,729

      125,000      33,339      44,452       55,565      66,678      77,791

      150,000      40,652      54,202       67,753      81,303      94,854

      175,000      47,964      63,952       79,940      95,928     111,916

      200,000      55,277      73,702       92,128     110,553     128,979

      225,000      62,589      83,452      104,315     125,178     146,041

     As of December 31, 1999, the Named Executive Officers have completed the following years of credited service under the Bank's retirement plan:

                  Charles H. Majors                    7
                  E. Budge Kent, Jr.                  35
                  T. Allen Liles                       2
                  Carl T. Yeatts                      35

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

     As of December 31, 1999, the Named Executive Officers or their designated beneficiaries are eligible to receive the following annual retirement benefits for ten years after meeting the age requirement of 62:

                       Annual Benefit          Years to
Name                   for 10 Years (in $)     Vesting
----                   -------------------     --------

Charles H. Majors          50,000                  8
E. Budge Kent, Jr.         25,000                  1
T. Allen Liles             25,000                 15
Carl T. Yeatts             25,000                  1

     Directors' Compensation. In 1999, non-officers directors, except Mr. Davis, received a monthly retainer of $500 and attendance fees of $300 for each regular Board meeting and $400 for each Committee meeting attended. The aggregate total amount paid to non-officer directors, excluding Mr. Davis, for the year 1999 was $125,500. Mr. Davis was a Named Executive Officer in previous years but elected to become a senior consultant and retire as an officer, effective December 31, 1997. Mr. Davis can receive $5,500 per month through March, 2003 for services as a consultant. No additional compensation is paid to Mr. Davis for service on the Board of Directors or for attending Committee meetings. Non-officer directors are excluded from the Bank's retirement plan and, therefore, do not qualify for pension benefits.

                Indebtedness of and Transactions with Management

     Some of the directors and officers of the Corporation and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of the Bank's business during 1999. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

     During the year 1999, the highest aggregate amount of outstanding loans, direct and indirect, to the directors and officers was $13,052,341 or 24% of equity capital and this peak amount occurred on June 30, 1999.

                         Independent Public Accountants

     The Board of Directors of the Corporation, pursuant to the recommendation of its Audit and Compliance Committee, selected Arthur Andersen, LLP, independent public accountants, to audit the financial statements of the Corporation and the Bank for the year 1999. Arthur Andersen, LLP was first engaged by the Bank in 1978 as its independent public accountant.

     A representative of Arthur Andersen, LLP will be present at the shareholders' meeting and this representative will have an opportunity to make a statement if he so desires. He will be available to respond to appropriate questions.

                              Shareholder Proposals

     Any shareholder proposal intended to be presented at next year's Annual Meeting must be received at the principal office of the Corporation (Post Office Box 191, Danville, Virginia 24543) for inclusion in the proxy statement for the 2000 annual meeting not later than January 3, 2001. The proposals should be mailed to the Corporation by Certified Return Receipt Requested mail.

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



March 21, 2000