Form 10-Q
period 2000-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2000-05-11
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000
                     --------------

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
            FROM                      TO
                 --------------------    ----------------

Commission file number   0-12820
                       -----------


                        AMERICAN NATIONAL BANKSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             VIRGINIA                                       54-1284688
---------------------------------                 ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                628 Main Street
                Danville, Virginia                             24541
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

The number of shares outstanding of the issuer's common stock as of May 11, 2000 was 6,103,772.

                        AMERICAN NATIONAL BANKSHARES INC.

                                      INDEX

                                                                                     Page No.
                                                                                     --------
Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of March 31, 2000
            and December 31, 1999...............................................        3

          Consolidated Statements of Income for the three months
            ended March 31, 2000 and 1999.......................................        4

          Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999.......................................        5

          Notes to Consolidated Financial Statements............................       6-8

Item 2.   Management's Discussion and Analysis of the Financial Condition
            and Results of Operations...........................................       9-13


Part II.  Other Information.....................................................        14

SIGNATURES......................................................................        14

EXHIBITS - Financial Data Schedule..............................................        15

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                 March 31           December 31
                                                                                   2000                 1999
                                                                                ----------          -----------
ASSETS
Cash and due from banks.........................................................$  14,267           $  13,885
Interest-bearing deposits in other banks........................................    1,806               3,406

Investment securities:
  Securities available for sale (at market value)...............................  127,073             121,872
  Securities held to maturity (market value of $43,142 at
    March 31, 2000 and $43,634 at December 31, 1999)............................   44,035              44,400
                                                                                ----------          ----------
    Total investment securities.................................................  171,108             166,272
                                                                                ----------          ----------

Loans, net of unearned income ..................................................  302,424             293,741
Less allowance for loan losses..................................................   (4,286)             (4,135)
                                                                                ----------          ----------
  Net loans.....................................................................  298,138             289,606
                                                                                ----------          ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,421 in 2000 and $8,171 in 1999.............................    7,846               8,052
Accrued interest receivable and other assets....................................   11,064              10,170
                                                                                ----------          ----------
  Total assets..................................................................$ 504,229           $ 491,391
                                                                                ==========          ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  51,512           $  47,495
  Demand deposits -- interest bearing...........................................   57,847              55,623
  Money market deposits.........................................................   22,310              22,326
  Savings deposits..............................................................   65,338              64,745
  Time deposits.................................................................  200,054             195,369
                                                                                ----------          ----------
    Total deposits..............................................................  397,061             385,558
                                                                                ----------          ----------

Repurchase agreements...........................................................   24,529              24,954
FHLB borrowings.................................................................   21,090              21,000
Accrued interest payable and other liabilities..................................    3,934               3,160
                                                                                ----------          ----------
  Total liabilities.............................................................  446,614             434,672
                                                                                ----------          ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -                   -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,103,772 shares outstanding at March 31, 2000
    and 6,103,701 shares outstanding at December 31, 1999.......................    6,104               6,104
  Capital in excess of par value................................................    9,896               9,895
  Retained earnings.............................................................   43,758              42,467
  Accumulated other comprehensive income -
    net unrealized (losses) gains on securities available for sale..............   (2,143)             (1,747)
                                                                                ----------          ----------
    Total shareholders' equity..................................................   57,615              56,719
                                                                                ----------          ----------
    Total liabilities and shareholders' equity..................................$ 504,229           $ 491,391
                                                                                ==========          ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                           March 31
                                                                                ------------------------------
                                                                                   2000                1999
                                                                                -----------         ----------
Interest Income:
  Interest and fees on loans....................................................$   6,436           $   5,827
  Interest on federal funds sold and other......................................       52                   6
  Income on investment securities:
    U S Government..............................................................      109                 344
    Federal agencies............................................................    1,649               1,227
    State and municipal.........................................................      488                 433
    Other investments...........................................................      333                 325
                                                                                ----------         -----------
      Total interest income.....................................................    9,067               8,162
                                                                                ----------         -----------
Interest Expense:
Interest on deposits:
  Demand........................................................................      264                 272
  Money market..................................................................      189                 123
  Savings.......................................................................      427                 442
  Time..........................................................................    2,519               2,232
Interest on fed funds and repos.................................................      274                 269
Interest on other borrowings....................................................      277                 234
                                                                                ----------          ----------
  Total interest expense........................................................    3,950               3,572
                                                                                -----------         ----------
Net Interest Income.............................................................    5,117               4,590
Provision for Loan Losses.......................................................      215                 180
                                                                                -----------         ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    4,902               4,410
                                                                                -----------         ----------
Non-Interest Income:
  Trust and investment services.................................................      692                 624
  Service charges on deposit accounts...........................................      250                 217
  Other fees and commissions....................................................      128                 114
  Mortgage banking income.......................................................       62                 116
  Other income..................................................................       43                  26
                                                                                ----------          ----------
    Total non-interest income...................................................    1,175               1,097
                                                                                ----------          ----------
Non-Interest Expense:
  Salaries......................................................................    1,462               1,325
  Pension and other employee benefits...........................................      281                 258
  Occupancy and equipment.......................................................      507                 454
  Postage and printing..........................................................      123                 111
  Core deposit intangible amortization .........................................      112                 112
  Other.........................................................................      638                 520
                                                                                ----------          ----------
    Total non-interest expense..................................................    3,123               2,780
                                                                                ----------          ----------
Income Before Income Tax Provision..............................................    2,954               2,727
Income Tax Provision............................................................      839                 803
                                                                                ----------          ----------
Net Income......................................................................$   2,115           $   1,924
                                                                                ==========          ==========

--------------------------------------------------------------------------------------------------------------

Net Income Per Common Share:
Basic...........................................................................$     .35           $     .32
Diluted.........................................................................$     .35           $     .32

--------------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding:
Basic...........................................................................6,103,741           3,051,733
Diluted.........................................................................6,114,595           3,052,870

--------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                   2000                1999
                                                                                ----------          ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   2,115           $   1,924
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.................................................      215                 180
      Depreciation..............................................................       25                 240
      Core deposit intangible amortization......................................      112                 112
      Amortization (accretion) of premiums and discounts
        on investment securities................................................      (10)                 20
      Gain on sale of securities................................................        -                  (8)
      Gain on sale of loans.....................................................      (62)               (116)
      Deferred income taxes benefit.............................................      (84)               (133)
      Increase in interest receivable...........................................     (429)               (114)
      (Increase) decrease in other assets.......................................     (289)                 41
      Increase (decrease) in interest payable...................................       54                 (28)
      Increase in other liabilities.............................................      720                 550
                                                                                ----------          ----------
        Net cash provided by operating activities...............................    2,592               2,668
                                                                                ----------          ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................    1,468              23,836
  Purchases of securities available for sale....................................   (6,894)            (15,986)
  Net increase in loans.........................................................   (8,685)             (8,755)
  Purchases of property and equipment...........................................      (44)               (293)
                                                                                ----------          ----------
    Net cash used in investing activities.......................................  (14,155)             (1,198)
                                                                                ----------          ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................    6,818              (1,672)
  Net increase in time deposits.................................................    4,685               6,575
  Net decrease in federal funds purchased
    and repurchase agreements...................................................     (425)            (11,573)
  Net increase in Federal Home Loan Bank borrowings.............................       90               3,540
  Cash dividends paid...........................................................     (824)               (732)
  Proceeds from exercise of stock options.......................................        1                   -
                                                                                ----------          ----------
    Net cash (used in) provided by financing activities.........................   10,345              (3,862)
                                                                                ----------          ----------

Net (Decrease) Increase in Cash and Cash Equivalents............................   (1,218)             (2,392)

Cash and Cash Equivalents at Beginning of Period................................   17,291              14,778
                                                                                ----------          ----------
Cash and Cash Equivalents at End of Period......................................$  16,073           $  12,386
                                                                                ==========          ==========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  14,267           $  12,367
    Interest-bearing deposits in other banks....................................    1,806                  19
                                                                                ----------          ----------
                                                                                $  16,073           $  12,386
                                                                                ==========          ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   3,897           $   3,600
  Income taxes paid.............................................................$       5           $     250


The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 2000, the results of its operations and its cash flows for the three months then ended. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.
     The consolidated  financial  statements  include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K.
     On June 15, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999 with a distribution date of July 15, 1999. All per share data and weighted average shares have been restated as appropriate to reflect the split.
     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact credit quality and deposit retention.
o  Changes in interest rates could reduce net interest income.
o  Competitive pressures among financial institutions may increase.
o  Legislative  or  regulatory   changes,   including  changes  in  accounting
   standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o  Adverse changes may occur in the securities market.

2.  Investment Securities
    ---------------------

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

3.  Commitments and Contingencies
    -----------------------------

     The Bank has credit availability of 15% of assets, approximately $75,000,000 with the Federal Home Loan Bank of Atlanta at March 31, 2000. As of March 31, 2000 and December 31, 1999, there were $21,090,000 and $21,000,00, respectively, outstanding under this availability.
     Commitments to extend credit, which amount to $96,359,000 at March 31, 2000 and $86,931,000 at December 31, 1999, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments at March 31, 2000 and December 31, 1999 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2000 and December 31, 1999 the Bank had $1,363,000 and $1,193,000,
respectively, in outstanding standby letters of credit.

4.  New Accounting Pronouncements
    -----------------------------

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the quarter ended March 31, 2000 and 1999:

                                                           2000          1999
                                                           ----          ----
Net Income                                             $2,115,000    $1,924,000
Unrealized holding gains (losses) arising during
  period (net of tax expense)                            (396,000)     (635,000)
                                                       -----------   -----------
Total comprehensive income                             $1,719,000    $1,289,000
                                                       -----------   -----------

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 5 to the Consolidated Condensed Financial Statements.
     In February 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of pension and postretirement benefit plans but standardizes disclosure requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K.
     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. The statement specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000 according to SFAS No.
137. Adoption is not expected to have a material impact on the Corporation.

5.  Segment and Related Information
    -------------------------------

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and  investment  services  includes  estate  and trust  planning  and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K. All intersegment sales prices are market based.
     Segment information for the three months ended March 31, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                        Three Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                 Trust and
                                                  Community      Investment                   Intersegment
                                                  Banking        Services        Other        Eliminations     Total
                                                  ---------      ----------      -------      ------------     --------
Interest income                                   $  9,067       $      -        $     6        $     (6)      $  9,067
Interest expense                                     3,950              -              6              (6)         3,950
Non-interest income - external customers               409            693             73               -          1,175
Non-interest income - internal customers                 -             13              -             (13)             -
Operating income before income taxes                 2,539            489          2,065          (2,139)         2,954
Depreciation and amortization                          349              9              4               -            362
Total assets                                       503,951              -         58,141         (57,863)       504,229
Capital expenditures                                    41              -              3               -             44

                        Three Months Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                                 Trust and
                                                  Community      Investment                   Intersegment
                                                  Banking        Services        Other        Eliminations      Total
                                                  ---------      ----------      -------      ------------
Interest income                                   $  8,162       $      -        $    13        $    (13)      $  8,162
Interest expense                                     3,572              -             13             (13)         3,572
Non-interest income - external customers               358            624            115               -          1,097
Non-interest income - internal customers                 -             13              -             (13)             -
Operating income before income taxes                 2,290            436          1,930          (1,929)         2,727
Depreciation and amortization                          337             11              4               -            352
Total assets                                       458,616              -         56,804         (57,089)       458,331
Capital expenditures                                   290              -              3               -            293

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


EARNINGS and CAPITAL
     The Corporation's net income for the first quarter of 2000 was $2,115,000, an increase of 9.9% over the $1,924,0000 earned during the first quarter of 1999. On a basic and diluted per share basis, net income totaled $.35 for the quarter, up 9.4% from $.32 in 1999. On an annualized basis, return on average total assets was 1.71% for the first quarter of 2000 compared to 1.68% for the first quarter of 1999. Return on average common shareholders' equity increased 6.3% to 14.77% in the first quarter of 2000 from 13.90% for the first quarter of 1999.
     The Corporation's growth in earnings resulted from two principal factors. First, net interest income after provision improved $492,000, or 11.2% from growth in interest-earning assets and a higher interest rate spread between interest earning assets and liabilities in first quarter 2000 compared to first quarter 1999. Second, the 7.1% growth in noninterest income in the 2000 quarter over 1999 demonstrates the continued success of the Corporation's expanded trust and investment services.

TRENDS and FUTURE EVENTS
     During the first quarter of 2000, net loans increased $8,532,000 or 2.9% and were funded by increased deposits of $11,503,000 or 3.0%. Investment securities increased $4,836,000 or 2.9% during the first quarter of 2000.
     During the first quarter of 2000, the Corporation declared a quarterly cash dividend of $.135 per share. This dividend was paid on March 24, 2000 to shareholders of record on March 10, 2000.
     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board for many years. The change to NASDAQ was made to improve the marketability of the stock.
     The Federal Reserve Board ("FRB") increased short term interest rates in the later half of 1999 by raising federal funds by .75% and the discount rate by
 .50%, and the major banks followed by increasing the prime rate by .75%. The prime rate, federal funds and the discount rate have increased .50% since December 31, 1999. The Federal Reserve actions in raising interest rates in 1999 and 2000 were designed to moderate national economic growth which could be inflationary if left unchecked.

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

NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $5,324,000 for the first quarter of 2000 compared to $4,781,000 for the first quarter of 1999, an increase of 11.4%. Net interest income on a FTE basis increased due to growth of $38,727,000 in average interest-earning assets while average interest-bearing liabilities grew only $28,195,000 and due to a growing interest rate spread to 3.79%. Growth in non interest-bearing deposits and retained income resulted in greater growth in average interest-earning assets over interest-bearing liabilities.
     The interest rate spread increased to 3.79% from 3.73% and the net yield on earning assets increased to 4.51% from 4.41% in the first quarter of 2000 compared to the first quarter of 1999, respectively. The increased spread and yield resulted from increased focus on pricing of loans and deposits and from higher short-term interest rates as loan and investment yields rose more than deposit and interest-bearing liability yields.
     The following table demonstrates fluctuations in net interest income and the related yields for the first quarter of 2000 and 1999.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                            Interest
                                               Average Balance           Income/Expense            Yield/Rate
                                            ---------------------     --------------------     ---------------------
                                              2000         1999         2000         1999        2000         1999
                                            --------     --------     -------      -------     --------     --------
For three months ended March 31
Loans:
  Commercial                                $ 88,452     $ 82,534     $ 1,946      $ 1,691        8.80%       8.31%
  Mortgage                                   157,592      137,910       3,245        2,866        8.24        8.31
  Consumer                                    51,969       53,289       1,258        1,277        9.68        9.72
                                            --------     --------     -------      -------     --------     -------
    Total loans                              298,013      273,733       6,449        5,834        8.66        8.59
                                            --------     --------     -------      -------     --------     -------

Investment securities:
  U. S. Government                             7,000       22,997         109          344        6.23        5.98
  Federal agencies                           102,211       78,583       1,649        1,227        6.45        6.25
  State and municipal                         39,919       36,393         682          617        6.83        6.78
  Other investments                           21,045       20,988         333          325        6.33        6.19
                                            --------     --------     -------      -------     --------     -------
    Total investment securities              170,175      158,961       2,773        2,513        6.52        6.32
                                            --------     --------     -------      -------     --------     -------

Federal funds sold and other                   3,728          495          52            6        5.58        4.85
                                            --------     --------     -------      -------     --------     -------

  Total interest-earning assets              471,916      433,189       9,274        8,353        7.86        7.75
                                                                      -------      -------     --------     -------

Other non-earning assets                      23,609       25,608
                                            --------     --------

  Total assets                              $495,525     $458,797
                                            ========     ========

Interest-bearing deposits:
  Demand                                    $ 55,953     $ 53,410         264          272        1.89        2.07
  Money market                                23,135       18,647         189          123        3.27        2.68
  Savings                                     64,990       68,278         427          442        2.63        2.63
  Time                                       198,743      174,620       2,519        2,232        5.07        5.18
                                            --------     --------     -------      -------     --------     -------
    Total  interest-bearing deposits         342,821      314,955       3,399        3,069        3.97        3.95

Repurchase agreements                         24,140       26,493         274          269        4.54        4.12
Other borrowings                              21,284       18,602         277          234        5.21        5.03
                                            --------     --------     -------      -------     --------     -------
  Total interest-bearing
    liabilities                              388,245      360,050       3,950        3,572        4.07        4.02
                                                                      -------      -------     --------     -------

Demand deposits                               46,757       40,761
Other liabilities                              3,225        2,596
Shareholders' equity                          57,298       55,390
                                            --------     --------
  Total liabilities and
    shareholders' equity                    $495,525     $458,797
                                            ========     ========

Interest rate spread                                                                              3.79%       3.73%
                                                                                               ========     =======

Net interest income                                                     5,324        4,781
                                                                      =======      =======

Taxable equivalent adjustment                                             207          191
                                                                      =======      =======

Net yield on earning assets                                                                       4.51%       4.41%
                                                                                               ========     =======

ASSET QUALITY
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties.
Nonperforming assets declined to $272,000 at March 31, 2000 from $322,000 at December 31, 1999.
     Foreclosed properties were $30,000 at March 31,2000 and December 31, 1999. Loans in a nonaccrual status at March 31, 2000 were $242,000 compared with
$292,000 at December 31, 1999. Loans on accrual status and past due 90 or more at March 31, 2000 were $147,000 compared with $287,000 at December 31, 1999.
     Total nonperforming loans and loans past due 90 days or more as a percentage of net loans were .1% at March 31, 2000 and .2% at December 31, 1999. Total nonperforming loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the quarter, annualized, as a percentage of average loans decreased to .09% in 2000 from .13% in the 1999 quarter. These charge-off ratios are low by industry standards.
     During the first quarter of 2000 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 2000, if all such loans had been accruing interest at the original contractual rate, was $6,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $215,000 for the first quarter of 2000 and $180,000 for the first quarter of 1999. The reserve for loan losses totaled $4,286,000 at March 31, 2000 an increase of 3.7% over the $4,135,000 recorded at December 31, 1999. The ratio of reserves to loans, less unearned discount, was 1.42% at March 31, 2000 and 1.41% at December 31, 1999. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the first quarter of 2000 was $1,175,000, an increase of 7.1% from the $1,097,000 reported in the first quarter of 1999. The major reasons for the 2000 first quarter growth in non-interest income were a 10.9% increase in trust and investment services to $692,000 and an increase in service charges on deposit accounts and additional other income. Mortgage banking income declined 46.6% to $62,000 due to decreased origination and sale of fixed rate residential mortgage loans.

NON-INTEREST EXPENSE
     Non-interest expense for the first quarter of 2000 was $3,123,000, a 12.3% increase from the $2,780,000 reported for the same period last year. The 2000 increase was primarily due a new branch office in Martinsville, Virginia which opened in September 1999 and merit salary adjustments which were effective January 1, 2000.

INCOME TAX PROVISION
     The income tax provision for the first quarter of 2000 was $839,000, an increase of $36,000 from the $803,000 reported a year earlier. The effective tax rate for the first quarter of 2000 was 28.4% compared to 29.4% for the first quarter of 1999. The decline in the effective tax rate resulted from increased tax-exempt interest on state and municipal securities and other adjustments.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 2000 the Corporation had a ratio of 16.31% for Tier I and a ratio of 17.45% for total capital. At December 31, 1999 these ratios were 16.57% and 17.79%, respectively.
     A cash dividend of $.135 per share was paid on 6,103,772 shares of common stock outstanding on March 24, 2000 to shareholders of record March 10, 2000. This dividend totaled $824,000.

MARKET RISK MANAGEMENT
     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31, 2000 were not materially different from December 31, 1999.
     The Bank's net liquid assets to net liabilities ratio was 25.7% at March 31, 2000 and 25.8% at December 31, 1999. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

                                   AMERICAN NATIONAL BANKSHARES INC.



                                   /s/ Charles H. Majors
                                   ---------------------------------
                                   Charles H. Majors
Date - May 11, 2000                President and Chief Executive Officer




                                  /s/ T. Allen Liles
                                  ---------------------------------
                                  T. Allen Liles
                                  Senior Vice-President and
Date - May 11, 2000               Secretary-Treasurer (Chief Financial Officer)