Form 10-Q/A
period 2000-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2000-05-19
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                   2000                1999
                                                                                ----------          ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   2,115           $   1,924
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.................................................      215                 180
      Depreciation..............................................................      250                 240
      Core deposit intangible amortization......................................      112                 112
      Amortization (accretion) of premiums and discounts
        on investment securities................................................      (10)                 20
      Gain on sale of securities................................................        -                  (8)
      Gain on sale of loans.....................................................      (62)               (116)
      Deferred income taxes benefit.............................................      (84)               (133)
      Increase in interest receivable...........................................     (429)               (114)
      (Increase) decrease in other assets.......................................     (289)                 41
      Increase (decrease) in interest payable...................................       54                 (28)
      Increase in other liabilities.............................................      720                 550
                                                                                ----------          ----------
        Net cash provided by operating activities...............................    2,592               2,668
                                                                                ----------          ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................    1,468              23,836
  Purchases of securities available for sale....................................   (6,894)            (15,986)
  Net increase in loans.........................................................   (8,685)             (8,755)
  Purchases of property and equipment...........................................      (44)               (293)
                                                                                ----------          ----------
    Net cash used in investing activities.......................................  (14,155)             (1,198)
                                                                                ----------          ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................    6,818              (1,672)
  Net increase in time deposits.................................................    4,685               6,575
  Net decrease in federal funds purchased
    and repurchase agreements...................................................     (425)            (11,573)
  Net increase in Federal Home Loan Bank borrowings.............................       90               3,540
  Cash dividends paid...........................................................     (824)               (732)
  Proceeds from exercise of stock options.......................................        1                   -
                                                                                ----------          ----------
    Net cash (used in) provided by financing activities.........................   10,345              (3,862)
                                                                                ----------          ----------

Net (Decrease) Increase in Cash and Cash Equivalents............................   (1,218)             (2,392)

Cash and Cash Equivalents at Beginning of Period................................   17,291              14,778
                                                                                ----------          ----------
Cash and Cash Equivalents at End of Period......................................$  16,073           $  12,386
                                                                                ==========          ==========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  14,267           $  12,367
    Interest-bearing deposits in other banks....................................    1,806                  19
                                                                                ----------          ----------
                                                                                $  16,073           $  12,386
                                                                                ==========          ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   3,897           $   3,600
  Income taxes paid.............................................................$       5           $     250


The accompanying notes to consolidated financial statements are an integral part of these statements.