Form 10-Q
period 2000-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2000-08-07
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                              -------------


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number:      0-12820
                          -------------



                        AMERICAN NATIONAL BANKSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                        54-1284688
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          628 Main Street
--------------------------------------------------------------------------------
          Danville, Virginia                              24541
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
Yes    X    No        .
    -------    -------


The number of shares outstanding of the issuer's common stock as of August 7, 2000 was 6,103,722.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX

                                                                                                    Page No.
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999....................................................................3

             Consolidated Statements of Income for the three months
               ended June 30, 2000 and 1999.............................................................4

             Consolidated Statements of Income for the six months
               ended June 30, 2000 and 1999.............................................................5

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 1999.............................................................6

             Notes to Consolidated Financial Statements..............................................7-10

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations..............................................................11-16


Part II.   Other Information...........................................................................17

SIGNATURES ............................................................................................17

EXHIBITS - Financial Data Schedule.....................................................................18

                                              Consolidated Balance Sheets
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                      (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                        June 30       December 31
                                                                                          2000            1999
                                                                                       ----------     -----------
ASSETS
Cash and due from banks................................................................$  13,849      $  13,885
Interest-bearing deposits in other banks...............................................      820          3,406

Investment securities:
  Securities available for sale (at market value)......................................  119,467        121,872
  Securities held to maturity (market value of $42,827 at
    June 30, 2000 and $43,634 at December 31, 1999)....................................   43,603         44,400
                                                                                       ----------     ----------
      Total investment securities......................................................  163,070        166,272
                                                                                       ----------     ----------

Loans, net of unearned income .........................................................  318,926        293,741
Less allowance for loan losses.........................................................   (4,463)        (4,135)
                                                                                       ----------     ----------
  Net loans............................................................................  314,463        289,606
                                                                                       ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,671 in 2000 and $8,171 in 1999....................................    7,739          8,052
Accrued interest receivable and other assets...........................................   11,121         10,170
                                                                                       ----------     ----------
  Total assets.........................................................................$ 511,062      $ 491,391
                                                                                       ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing..............................................$  49,942      $  47,495
  Demand deposits -- interest bearing..................................................   54,246         55,623
  Money market deposits................................................................   23,552         22,326
  Savings deposits.....................................................................   64,125         64,745
  Time deposits........................................................................  197,705        195,369
                                                                                       ----------     ----------
    Total deposits.....................................................................  389,570        385,558
                                                                                       ----------     ----------

Repurchase agreements..................................................................   28,235         24,954
FHLB borrowings........................................................................   31,430         21,000
Accrued interest payable and other liabilities.........................................    2,827          3,160
                                                                                       ----------     ----------
  Total liabilities....................................................................  452,062        434,672
                                                                                       ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding...................................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,103,772 shares outstanding at June 30, 2000
    and 6,103,701 shares outstanding at December 31, 1999..............................    6,104          6,104
  Capital in excess of par value.......................................................    9,896          9,895
  Retained earnings....................................................................   45,021         42,467
  Accumulated other comprehensive income -
    net unrealized losses on securities available for sale.............................   (2,021)        (1,747)
                                                                                       ----------     ----------
    Total shareholders' equity.........................................................   59,000         56,719
                                                                                       ----------     ----------
    Total liabilities and shareholders' equity.........................................$ 511,062      $ 491,391
                                                                                       ==========     ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                      June 30
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
Interest Income:
  Interest and fees on loans....................................................$ 6,904    $ 5,969
  Interest on federal funds sold and other......................................     18         13
  Income on investment securities:
    U S Government..............................................................     59        206
    Federal agencies............................................................  1,654      1,369
    State and municipal.........................................................     49        428
    Other investments...........................................................    372        301
                                                                                --------   --------
      Total interest income.....................................................  9,497      8,286
                                                                                --------   --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    258        278
    Money market................................................................    194        119
    Savings.....................................................................    428        446
    Time........................................................................  2,600      2,268
Interest on repurchase agreements...............................................    284        178
Interest on other borrowings....................................................    415        316
                                                                                --------   --------
  Total interest expense........................................................  4,179      3,605
                                                                                --------   --------
Net Interest Income.............................................................  5,318      4,681
Provision for Loan Losses.......................................................    335        180
                                                                                --------   --------
Net Interest Income After Provision
  For Loan Losses...............................................................  4,983      4,501
                                                                                --------   --------
Non-Interest Income:
  Trust and investment services.................................................    625        614
  Service charges on deposit accounts...........................................    275        240
  Other fees and commissions....................................................    145        111
  Mortgage banking income.......................................................     56         88
  Other income..................................................................     41         22
                                                                                --------   --------
    Total non-interest income...................................................  1,142      1,075
                                                                                --------   --------
Non-Interest Expense:
  Salaries......................................................................  1,489      1,338
  Pension and other employee benefits...........................................    307        230
  Occupancy and equipment.......................................................    498        471
  Postage and printing..........................................................    109        120
  Core deposit intangible amortization .........................................    113        113
  Other.........................................................................    581        520
                                                                                --------   --------
    Total non-interest expense..................................................  3,097      2,792
                                                                                --------   --------
Income Before Income Tax Provision..............................................  3,028      2,784
Income Tax Provision............................................................    848        818
                                                                                --------   --------
Net Income......................................................................$ 2,180    $ 1,966
                                                                                ========   ========

----------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .36    $   .32
Diluted.........................................................................$   .36    $   .32
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................6,103,772  6,103,466
Diluted.........................................................................6,105,111  6,105,837
----------------------------------------------------------------------------------------------------

*    - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                        June 30
                                                                                ----------------------
                                                                                   2000         1999
                                                                                ---------    ---------
Interest Income:
  Interest and fees on loans....................................................$ 13,340     $ 11,796
  Interest on federal funds sold and other......................................      70           19
  Income on investment securities:
    U S Government..............................................................     168          550
    Federal agencies............................................................   3,303        2,596
    State and municipal.........................................................     978          861
    Other investments...........................................................     705          626
                                                                                ---------    ---------
      Total interest income.....................................................  18,564       16,448
                                                                                ---------    ---------
Interest Expense:
  Interest on deposits:
    Demand......................................................................     522          550
    Money market................................................................     383          242
    Savings.....................................................................     855          888
    Time........................................................................   5,119        4,500
  Interest on repurchase agreements.............................................     558          447
  Interest on other borrowings..................................................     692          550
                                                                                ---------    ---------
    Total interest expense......................................................   8,129        7,177
                                                                                ---------    ---------
Net Interest Income.............................................................  10,435        9,271
Provision for Loan Losses.......................................................     550          360
                                                                                ---------    ---------
Net Interest Income After Provision
  For Loan Losses...............................................................   9,885        8,911
                                                                                ---------    ---------
Non-Interest Income:
  Trust and investment services.................................................   1,317        1,238
  Service charges on deposit accounts...........................................     525          457
  Other fees and commissions....................................................     273          225
  Mortgage banking income.......................................................     118          204
  Other income..................................................................      84           48
                                                                                ---------    ---------
    Total non-interest income...................................................   2,317        2,172
                                                                                ---------    ---------
Non-Interest Expense:
  Salaries......................................................................   2,951        2,663
  Pension and other employee benefits...........................................     588          488
  Occupancy and equipment.......................................................   1,005          925
  Postage and printing..........................................................     232          231
  Core deposit intangible amortization .........................................     225          225
  Other.........................................................................   1,219        1,040
                                                                                ---------    ---------
    Total non-interest expense..................................................   6,220        5,572
                                                                                ----------   ---------
Income Before Income Tax Provision..............................................   5,982        5,511
Income Tax Provision............................................................   1,687        1,621
                                                                                ---------    ---------
Net Income......................................................................$  4,295     $  3,890
                                                                                =========    =========

------------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$    .70     $    .64
Diluted.........................................................................$    .70     $    .64
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................6,103,756    6,103,466
Diluted.........................................................................6,110,305    6,106,082
------------------------------------------------------------------------------------------------------

*    - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   Consolidated Statements of Cash Flows
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                -----------------------
                                                                                        June 30
                                                                                   2000          1999
                                                                                ---------     ---------
Cash Flows from Operating Activities:
  Net income....................................................................$  4,295      $  3,890
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.................................................     550           360
      Depreciation..............................................................     501           512
      Core deposit intangible amortization......................................     225           225
      Net amortization (accretion) of premiums and discounts
        on investment securities................................................     (23)           49
      Gain on sale of securities................................................       -            (8)
      Gain on sale of loans.....................................................    (118)         (204)
      Deferred income taxes benefit.............................................    (212)         (179)
      Increase in interest receivable...........................................    (492)         (116)
      Increase in other assets..................................................    (331)         (308)
      Increase in interest payable..............................................      16           119
      Decrease in other liabilities.............................................    (349)         (408)
                                                                                ---------     ---------
        Net cash provided by operating activities...............................   4,062          3,932
                                                                                ---------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  10,314         30,783
  Purchases of securities available for sale....................................  (7,504)       (23,230)
  Purchases of securities held to maturity......................................       -         (5,033)
  Net increase in loans......................................................... (25,289)       (13,848)
  Purchases of property and equipment...........................................    (188)          (574)
                                                                                ---------     ----------
    Net cash used in investing activities....................................... (22,667)       (11,902)
                                                                                ---------     ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................   1,676         (9,653)
  Net increase in time deposits.................................................   2,336         12,422
  Net increase (decrease) in federal funds purchased
    and repurchase agreements...................................................   3,281        (14,679)
  Net increase in borrowings....................................................  10,430         18,700
  Cash dividends paid...........................................................  (1,741)        (1,557)
  Proceeds from exercise of stock options......................................        1              -
                                                                                ---------     ----------
    Net cash provided by financing activities...................................  15,983          5,233
                                                                                ---------     ----------

Net Decrease in Cash and Cash Equivalents.......................................  (2,622)        (2,737)

Cash and Cash Equivalents at Beginning of Period................................  17,291         14,778
                                                                                ---------     ----------
Cash and Cash Equivalents at End of Period......................................$ 14,669      $  12,041
                                                                                =========     ==========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,849      $  11,831
    Interest-bearing deposits in other banks....................................     820            210
                                                                                ---------     ----------
                                                                                $ 14,669      $  12,041
                                                                                =========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  8,114      $   7,059
  Income taxes paid.............................................................$  1,819      $   2,093

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation
    ---------------------

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 2000, the results of its operations and its cash flows for the three and six months then ended. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.
     The consolidated  financial  statements  include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K.
     On June 15, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999 with a distribution date of July 15, 1999. All per share data and weighted average shares have been restated as appropriate to reflect the split.
     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact credit quality and deposit retention.
o Changes in interest rates could reduce net interest income.
o Competitive pressures among financial institutions may increase.
o Legislative  or  regulatory   changes,   including  changes  in  accounting
  standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o Adverse changes may occur in the securities market.

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

3.  Commitments and Contingencies
    -----------------------------

     The  Bank  had  credit   availability  of  15%  of  assets,   approximately
$76,588,000 with the Federal Home Loan Bank of Atlanta at June 30, 2000. Borrowings outstanding under this availability were $31,430,000 and $21,000,000 respectively, at June 30, 2000 and December 31, 1999.
     Commitments to extend credit, which amount to $93,764,000 at June 30, 2000 and $86,931,000 at December 31, 1999, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments at June 30, 2000 and December 31, 1999 to purchase securities when issued.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2000 and December 31, 1999, the Bank had $1,467,000 and $1,193,000,
respectively, in outstanding standby letters of credit.

4.  New Accounting Pronouncements
    -----------------------------

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and six months ended June 30, 2000 and 1999:

                                                Three Months Ended              Six Months Ended
                                                     June 30                         June 30
                                             ------------------------      -------------------------
                                                 2000         1999             2000          1999
                                                 ----         ----             ----          ----
Net Income                                   $2,180,000   $1,966,000       $4,295,000    $3,890,000
Unrealized holding gains (losses) arising
  during period  (net of tax expense)           122,000   (1,468,000)        (274,000)   (2,103,000)
                                             ----------   -----------      -----------   -----------
Total comprehensive income                   $2,302,000   $  498,000       $4,021,000    $1,787,000
                                             ----------   -----------      ----------    -----------

     The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997, which establishes new standards for reporting information about operating segments in annual and interim financial statements. This statement also requires descriptive information about the way operating segments are determined, the products and services provided by the segments and the nature of differences between reportable segment measurements and those used for the consolidated entity. The disclosure requirements of SFAS No.131 have been adopted and are included in
Note 5 to the Consolidated Condensed Financial Statements.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133 was subsequently amended by

SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. Adoption is not expected to have a material impact on the Corporation.

5.  Segment and Related Information
    -------------------------------

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and  investment  services  includes  estate  and trust  planning  and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K. All inter-segment sales prices are market based.
     Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $  9,497          $    -         $     3     $     (3)         $  9,497
Interest expense                                       4,179               -               3           (3)            4,179
Non-interest income - external customers                 443             624              75            -             1,142
Non-interest income - internal customers                   -              14               -          (14)                -
Operating income before income taxes                   2,625             435           2,138       (2,170)            3,028
Depreciation and amortization                            342              18               4            -               364
Total assets                                         510,927               -          58,669      (58,534)          511,062
Capital expenditures                                     142               -               2            -               144

                                                Three Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $  8,286         $     -         $     6     $     (6)         $  8,286
Interest expense                                       3,605               -               6           (6)            3,605
Non-interest income - external customers                 372             614              89            -             1,075
Non-interest income - internal customers                   -              13               -          (13)                -
Operating income before income taxes                   2,377             435           1,949       (1,977)            2,784
Depreciation and amortization                            370              11               4            -               385
Total assets                                         466,956               -          56,045      (55,887)          467,114
Capital expenditures                                     281               -               -            -               281

                                                Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $ 18,564         $     -         $     9     $     (9)         $ 18,564
Interest expense                                       8,129               -               9           (9)            8,129
Non-interest income - external customers                 852           1,317             148            -             2,317
Non-interest income - internal customers                   -              27               -          (27)                -
Operating income before income taxes                   5,164             924           4,203       (4,309)            5,982
Depreciation and amortization                            691              27               8            -               726
Total assets                                         510,927               -          58,669      (58,534)          511,062
Capital expenditures                                     183               -               5            -               188

                                                Six Months Ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $ 16,448         $     -         $    19     $    (19)         $ 16,448
Interest expense                                       7,177               -              19          (19)            7,177
Non-interest income - external customers                 730           1,238             204            -             2,172
Non-interest income - internal customers                   -              26               -          (26)                -
Operating income before income taxes                   4,667             871           3,879       (3,906)            5,511
Depreciation and amortization                            707              22               8            -               737
Total assets                                         466,956               -          56,045      (55,887)          467,114
Capital expenditures                                     571               -               3            -               574

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
     The Corporation's net income for the first six months of 2000 was $4,295,000, an increase of 10.4% over the $3,890,000 earned during the first half of 1999. On a basic and diluted per share basis, net income totaled $.70 for the first six months of 2000, up 9.4% from $.64 in the 1999 period. On an annualized basis, return on average total assets was 1.72% for the first half of 2000 compared to 1.69% for the same period in 1999. Return on average common shareholders' equity increased to 14.88% for the first six months of 2000 from 14.00% for the first half of 1999.
     The Corporation's net income for the second quarter of 2000 was $2,180,000, an increase of 10.9% over the $1,966,000 earned during the second quarter of 1999. On a basic and diluted per share basis, net income totaled $.36 for the quarter, up 12.5% from $.32 in 1999. On an annualized basis, return on average total assets was 1.73% for the second quarter of 2000 compared to 1.69% for the second quarter of 1999. Return on average common shareholders' equity increased to 14.98% in the second quarter of 2000 from 14.08% for the second quarter of 1999.
     Shareholders' equity increased $2,281,000 during the first half of 2000 from net income of $4,295,000, less dividends paid of $1,740,000 and less a change in net unrealized losses on securities held for sale of $274,000.
     The Corporation's growth in earnings resulted from two principal factors. First, net interest income improved $1,164,000, or 12.6%, for the first half of 2000 compared to the first half of 1999 from growth in average interest-earning assets and a higher interest rate spread between average interest-earning assets and liabilities in the first half of 2000 compared to the first half of 1999 (see discussion on NET INTEREST INCOME). Second, the 6.7% growth in non-interest income in the first six months of 2000 over the same period in 1999 demonstrates the continued success of the Corporation's expanded trust and investment services and other fee income areas.

TRENDS and FUTURE EVENTS
     During the first six months of 2000, net loans increased $24,857,000 or 8.6%. The increase in loans was primarily the result of loans made in two offices opened in Martinsville and Chatham, Virginia in 1999. The increase in loans was funded by borrowings from the Federal Home Loan Bank of Atlanta, increased deposits and repurchase agreements, retained income and maturing investments.
     Total deposits increased $4,012,000 or 1.0% during the first six months of 2000 and repurchase agreements increased $3,281,000 or 13.1% during the same period. Repurchase agreements of $23,235,000 are used by commercial accounts to earn higher yields on short-term funds and mature daily while $5,000,000 repurchase agreements are with a broker and mature in one month.
     During the second quarter of 2000, the Corporation declared a quarterly cash dividend of $.15 per share. This dividend was paid on June 23, 2000 to shareholders of record on June 9, 2000.
     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board for many years. The change to NASDAQ was made to improve the marketability of the stock.
     The Federal Reserve Board ("FRB") increased short term interest rates in the later half of 1999 by raising federal funds by .75% and the discount rate by
 .50%, and the major banks followed by increasing the prime rate by .75%. The prime rate, federal funds and the discount rate have increased 1.00% since December 31, 1999. The Federal Reserve actions in raising interest rates in 1999 and 2000 were designed to moderate national economic growth which could be inflationary if left unchecked.

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

NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $10,848,000 for the first six months of 2000 compared to $9,655,000 for the first six months of 1999, an increase of 12.4%. The interest rate spread increased to 3.81% from 3.75%, and the net yield on earning assets increased to 4.55% from 4.43% in the first six months of 2000 compared to the first six months of 1999, respectively. Higher net interest income for the first half of 2000 was primarily the result of $40,414,000 growth in average interest-earning assets while average interest-bearing liabilities grew only $29,783,000 from the first half of 1999. The increased interest rate spread of .06% in the first half of 2000 from the same period in1999 also contributed to higher net interest income. The greater growth in average interest-earning assets than interest-bearing liabilities was possible because of higher non interest-bearing demand deposits, reduced non-earning assets and retained income. The higher interest rate spread resulted from additional focus on pricing of loans and deposits and from higher short-term interest rates as loan yields rose faster than deposit yields.
     Net interest income on a FTE basis was $5,524,000 in the second quarter of 2000 compared to $4,874,000 in the second quarter of 1999, an increase of 13.3%. The interest rate spread increased to 3.83% from 3.76% and the net yield on earning assets increased to 4.59% from 4.44% in the second quarter of 2000 compared to the second quarter of 1999, respectively. The following tables demonstrate fluctuations in net interest income and the related yields for the first six months and second quarter of 2000 compared to similar prior year periods.

The  following is an analysis of net interest  income,  on a taxable  equivalent basis.  Nonaccrual  loans are included in average  balances.  Interest income on nonaccrual  loans if  recognized  is recorded on a cash  basis.  (In  thousands, except rates):
                                                                             Interest
                                              Average Balance             Income/Expense             Yield/Rate
                                           ---------------------       -------------------       -----------------
                                             2000         1999           2000        1999         2000       1999
                                           --------     --------       -------     -------       ------     ------
For six months ended June 30
Loans:
  Commercial                               $ 92,069     $ 84,252       $ 4,163     $ 3,474        9.04%      8.25%
  Mortgage                                  160,089      139,737         6,698       5,767        8.37       8.25
  Consumer                                   51,360       53,309         2,505       2,569        9.75       9.64
                                           --------     --------       -------     -------       ------     ------
    Total loans                             303,518      277,298        13,366      11,810        8.81       8.52
                                           --------     --------       -------     -------       ------     ------

Investment securities:
  U. S. Government                            5,312       18,238           168         550        6.33       6.03
  Federal agencies                          102,476       83,231         3,303       2,596        6.45       6.24
  State and municipal                        39,989       36,273         1,365       1,231        6.83       6.79
  Other investments                          22,664       20,136           705         626        6.22       6.22
                                           --------     --------       -------     -------       ------     ------
    Total investment securities             170,441      157,878         5,541       5,003        6.50       6.34
                                           --------     --------       -------     -------       ------     ------
Federal funds sold and other                  2,458          827            70          19        5.70       4.59
                                           --------     --------       -------     -------       ------     ------
  Total interest-earning assets             476,417      436,003        18,977      16,832        7.97       7.72
                                                                       -------     -------       ------     ------
Other non-earning assets                     23,643       25,405
                                           --------     --------
  Total assets                             $500,060     $461,408
                                           ========     ========

Interest-bearing deposits:
  Demand                                   $ 55,659     $ 53,821           522         550        1.88       2.04
  Money market                               23,095       18,192           383         242        3.32       2.66
  Savings                                    64,926       68,178           855         888        2.63       2.60
  Time                                      198,436      177,613         5,119       4,500        5.16       5.07
                                           --------     --------       -------     -------       ------     ------
    Total  interest-bearing deposits        342,116      317,804         6,879       6,180        4.02       3.89

Repurchase agreements                        24,005       21,976           558         447        4.65       4.07
Other borrowings                             25,106       21,664           692         550        5.51       5.08
                                           --------     --------       -------     -------       ------     ------
  Total interest-bearing
    liabilities                             391,227      361,444         8,129       7,177        4.16       3.97
                                                                       -------     -------       ------     ------

Demand deposits                              47,803       41,398
Other liabilities                             3,302        2,980
Shareholders' equity                         57,728       55,586
                                           --------     --------
  Total liabilities and
    shareholders' equity                   $500,060     $461,408
                                           ========     ========

Interest rate spread                                                                              3.81%      3.75%
                                                                                                 ======     ======

Net interest income                                                     10,848       9,655
                                                                       =======     =======

Taxable equivalent adjustment                                              413         384
                                                                       =======     =======

Net yield on earning assets                                                                       4.55%      4.43%
                                                                                                 ======     ======

The  following is an analysis of net interest  income,  on a taxable  equivalent basis.  Nonaccrual  loans are included in average  balances.  Interest income on nonaccrual  loans if  recognized  is recorded on a cash  basis.  (In  thousands, except rates):
                                                                             Interest
                                              Average Balance             Income/Expense             Yield/Rate
                                           ---------------------       -------------------       -----------------
                                             2000         1999           2000        1999         2000       1999
                                           --------     --------       -------     -------       ------     ------
For three months ended June 30 Loans:
  Commercial                               $ 96,186     $ 85,960       $ 2,217     $ 1,783        9.22%      8.30%
  Mortgage                                  162,586      141,545         3,453       2,901        8.50       8.20
  Consumer                                   50,752       53,328         1,247       1,292        9.83       9.69
                                           --------     --------       -------     -------       ------     ------
    Total loans                             309,524      280,833         6,917       5,976        8.94       8.51
                                           --------     --------       -------     -------       ------     ------

Investment securities:
  U. S. Government                            3,624       13,531            59         206        6.51       6.09
  Federal agencies                          102,741       87,827         1,654       1,369        6.44       6.23
  State and municipal                        40,059       36,154           683         614        6.82       6.79
  Other investments                          23,858       19,315           372         301        6.24       6.23
                                           --------     --------       -------     -------       ------     ------
    Total investment securities             170,282      156,827         2,768       2,490        6.50       6.35
                                           --------     --------       -------     -------       ------     ------
Federal funds sold and other                  1,189        1,090            18          13        6.06       4.77
                                           --------     --------       -------     -------       ------     ------
  Total interest-earning assets             480,995      438,750         9,703       8,479        8.07       7.73
                                                                       -------     -------       ------     ------
Other non-earning assets                     23,600       25,253
                                           --------     --------
  Total assets                             $504,595     $464,003
                                           ========     ========

Interest-bearing deposits:
  Demand                                   $ 55,364     $ 54,228           258         278        1.86       2.05
  Money market                               23,055       17,743           194         119        3.37       2.68
  Savings                                    64,862       68,079           428         446        2.64       2.62
  Time                                      198,128      180,574         2,600       2,268        5.25       5.02
                                           --------     --------       -------     -------       ------     ------
    Total  interest-bearing deposits        341,409      320,624         3,480       3,111        4.08       3.88

Repurchase agreements                        23,870       17,509           284         178        4.76       4.07
Other borrowings                             28,928       24,692           415         316        5.74       5.12
                                           --------     --------       -------     -------       ------     ------
  Total interest-bearing
        liabilities                         394,207      362,825         4,179       3,605        4.24       3.97
                                                                       -------     -------       ------     ------

Demand deposits                              48,907       42,382
Other liabilities                             3,290        2,931
Shareholders' equity                         58,191       55,865
                                           --------     --------
  Total liabilities and
    shareholders' equity                   $504,595     $464,003
                                           ========     ========

Interest rate spread                                                                              3.83%      3.76%
                                                                                                 ======     ======

Net interest income                                                      5,524       4,874
                                                                       =======     =======

Taxable equivalent adjustment                                              206        193
                                                                       =======     ======

Net yield on earning assets                                                                       4.59%      4.44%
                                                                                                 ======     ======

ASSET QUALITY
     Non-performing assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Non-performing assets increased to $412,000 at June 30, 2000 from $322,000 at December 31, 1999.
     Foreclosed properties were $30,000 at June 30, 2000 and December 31, 1999. Loans in a non-accrual status at June 30, 2000 were $382,000 compared with
$292,000 at December 31, 1999. Loans on accrual status and past due 90 or more at June 30, 2000 were $227,000 compared with $287,000 at December 31, 1999.
     Total non-performing loans and loans past due 90 days or more as a percentage of net loans were .19% at June 30, 2000 and .20% at December 31, 1999. Total non-performing loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first six months, annualized, as a percentage of average loans increased to
 .15% in 2000 from .12% in 1999. These charge-off ratios are low by industry standards. Average net charge-offs as a percentage of average loans for the past three calendar years was .22%.
     During the first six months of 2000 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at June 30, 2000, if all such loans had been accruing interest at the original contractual rate, was $16,500. No interest payments were recorded during the reporting period as interest income for all such non-performing loans.

PROVISION and RESERVE FOR LOAN LOSSES
     The provision for loan losses was $550,000 for the first half and $335,000 for the second quarter of 2000 versus $360,000 and $180,000, respectively, for the 1999 periods. The increased provision for loan losses provided reserves for increased loans which grew 8.6% in the first half of 2000 compared to 5.2% in the first half of 1999. The reserve for loan losses totaled $4,463,000 at June 30, 2000, an increase of 7.9% over the $4,135,000 recorded at December 31, 1999. The ratio of reserves to loans, less unearned discount, was 1.40% at June 30, 2000 and 1.41% at December 31, 1999. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
     Non-interest income for the first six months of 2000 was $2,317,000, an increase of 6.7% from the $2,172,000 reported in the first six months of 1999. The major reasons for the 2000 first half growth in non-interest income was a 6.4% increase in trust and investment services to $1,317,000,and growth in service charges and other fees of 17.0% to $798,000. Mortgage banking income declined 42.2% to $118,000 due to higher interest rates that have dampened home mortgage lending and related loan sales.
     Non-interest income for the second quarter of 2000 was $1,142,000, an increase of 6.2% from $1,075,000 reported in the second quarter of 1999. The reasons for increased non-interest income for the three months ended June 30, 2000 were similar to those for the six month period ended June 30, 2000.

NON-INTEREST EXPENSE
     Non-interest expense for the first six months of 2000 was $6,220,000, an 11.6% increase from the $5,572,000 reported for the same period last year. Salaries increased 10.8% from the same period last year to $2,951,000 in 2000 while pension and other employee benefits increased 20.5% to $588,000. Occupancy and equipment increased $80,000, or 8.6%, for the first half of 2000 from the same period in 1999. These increases were primarily the result of the Martinsville office that opened in the late third quarter of 1999 and merit increases to employees that were effective January 1, 2000. Core deposit intangible amortization of $225,000 for the first half of 2000 and 1999 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
     Non-interest expense for the second quarter of 2000 was $3,097,000, a 10.9% increase from $2,792,000 reported for the second quarter of 1999. The reasons for increased non-interest expense for the three months ended June 30, 2000 were similar to those for the six month period ended June 30, 2000.
     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 45.5% and 45.1% for the six months ended June 30, 2000 and 1999, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

INCOME TAX PROVISION
     The income tax provision for the first six months of 2000 was $1,687,000, an increase of $66,000 from $1,621,000 reported a year earlier. The effective tax rate for the first six months of 2000 was 28.2% compared to 29.4% for the first half of 1999. The reduction in the effective tax rate resulted from increased investment in tax exempt securities and other adjustments.

CAPITAL MANAGEMENT
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 2000 the Corporation had a ratio of 16.11% for Tier I and a ratio of 17.25% for total capital. At December 31, 1999 these ratios were 16.57% and 17.79%, respectively.
     During the second quarter of 2000, the Corporation declared and paid a quarterly cash dividend of $.15 per share which was an increase over the $.135 per share declared and paid in the first quarter of 2000. The second quarter dividend totaled $916,000.

MARKET RISK MANAGEMENT
     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
     The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30, 2000 were not materially different from December 31, 1999.
     The Bank's net liquid assets to net liabilities ratio was 22.1% at June 30, 2000 and 25.8% at December 31, 1999. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     Management constantly monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - August 7, 2000              President and Chief Executive Officer



                                   /s/ T. Allen Liles
                                   ---------------------------------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - August 7, 2000              Secretary-Treasurer (Chief Financial Officer)