Form 10-Q
period 2000-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2000-11-14
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                                              ------------------


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


The number of shares outstanding of the issuer's common stock as of November 10, 2000 was 6,087,772.

                        AMERICAN NATIONAL BANKSHARES INC.



                                      INDEX

                                                                                                    Page No.
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999....................................................................3

             Consolidated Statements of Income for the three months
               ended September 30, 2000 and 1999........................................................4

             Consolidated Statements of Income for the nine months
               ended September 30, 2000 and 1999........................................................5

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2000 and 1999........................................................6

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


Part II.   Other Information...........................................................................17

SIGNATURES ............................................................................................17

EXHIBIT 27 - Financial Data Schedule

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                       September 30   December 31
                                                                                          2000            1999
                                                                                       ------------   -----------
ASSETS
Cash and due from banks................................................................$  12,952      $  13,885
Interest-bearing deposits in other banks...............................................    3,224          3,406

Investment securities:
  Securities available for sale (at market value)......................................  119,860        121,872
  Securities held to maturity (market value of $42,712 at
    September 30, 2000 and $43,634 at December 31, 1999)...............................   43,026         44,400
                                                                                       ----------     ----------
      Total investment securities......................................................  162,886        166,272
                                                                                       ----------     ----------

Loans, net of unearned income .........................................................  329,775        293,741
Less allowance for loan losses.........................................................   (4,619)        (4,135)
                                                                                       ----------     ----------
  Net loans............................................................................  325,156        289,606
                                                                                       ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,935 in 2000 and $8,171 in 1999....................................    7,624          8,052
Accrued interest receivable and other assets...........................................   11,076         10,170
                                                                                       ----------     ----------
  Total assets.........................................................................$ 522,918      $ 491,391
                                                                                       ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing..............................................$  54,015      $  47,495
  Demand deposits -- interest bearing..................................................   57,998         55,623
  Money market deposits................................................................   25,428         22,326
  Savings deposits.....................................................................   62,920         64,745
  Time deposits........................................................................  208,080        195,369
                                                                                       ----------     ----------
    Total deposits.....................................................................  408,441        385,558
                                                                                       ----------     ----------

Repurchase agreements..................................................................   34,622         24,954
FHLB borrowings........................................................................   16,000         21,000
Accrued interest payable and other liabilities.........................................    2,816          3,160
                                                                                       ----------     ----------
  Total liabilities....................................................................  461,879        434,672
                                                                                       ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding...................................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,087,772 shares outstanding at September 30, 2000
    and 6,103,701 shares outstanding at December 31, 1999..............................    6,088          6,104
  Capital in excess of par value.......................................................    9,870          9,895
  Retained earnings....................................................................   46,097         42,467
  Accumulated other comprehensive income -
    net unrealized losses on securities available for sale.............................   (1,016)        (1,747)
                                                                                       ----------     ----------
    Total shareholders' equity.........................................................   61,039         56,719
                                                                                       ----------     ----------
    Total liabilities and shareholders' equity.........................................$ 522,918      $ 491,391
                                                                                       ==========     ==========


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
----------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                   September 30
                                                                                -------------------
                                                                                  2000       1999
                                                                                --------   --------
Interest Income:
  Interest and fees on loans....................................................$ 7,326    $ 5,991
  Interest on federal funds sold and other......................................     26         94
  Income on investment securities:
    U S Government..............................................................      -        141
    Federal agencies............................................................  1,633      1,474
    State and municipal.........................................................    488        431
    Other investments...........................................................    380        304
                                                                                --------   --------
      Total interest income.....................................................  9,853      8,435
                                                                                --------   --------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    262        276
    Money market................................................................    229        125
    Savings.....................................................................    423        445
    Time........................................................................  2,789      2,342
Interest on repurchase agreements...............................................    415        191
Interest on other borrowings....................................................    409        341
                                                                                --------   --------
  Total interest expense........................................................  4,527      3,720
                                                                                --------   --------
Net Interest Income.............................................................  5,326      4,715
Provision for Loan Losses.......................................................    290        120
                                                                                --------   --------
Net Interest Income After Provision
  For Loan Losses...............................................................  5,036      4,595
                                                                                --------   --------
Non-Interest Income:
  Trust and investment services.................................................    632        630
  Service charges on deposit accounts...........................................    284        258
  Non-deposit fees and insurance commissions....................................    148        113
  Mortgage banking income.......................................................     71         75
  Other income..................................................................     51         85
                                                                                --------   --------
    Total non-interest income...................................................  1,186      1,161
                                                                                --------   --------
Non-Interest Expense:
  Salaries......................................................................  1,548      1,392
  Pension and other employee benefits...........................................    307        238
  Occupancy and equipment.......................................................    529        507
  Postage and printing..........................................................    101        103
  Core deposit intangible amortization .........................................    112        112
  Other.........................................................................    575        575
                                                                                --------   --------
    Total non-interest expense..................................................  3,172      2,927
                                                                                --------   --------
Income Before Income Tax Provision..............................................  3,050      2,829
Income Tax Provision............................................................    860        841
                                                                                --------   --------
Net Income......................................................................$ 2,190    $ 1,988
                                                                                ========   ========

----------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   .36    $   .33
Diluted.........................................................................$   .36    $   .33
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................6,096,685  6,103,466
Diluted.........................................................................6,096,685  6,113,907
----------------------------------------------------------------------------------------------------

* - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  Consolidated Statements of Income
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                ----------------------
                                                                                   2000         1999
                                                                                ---------    ---------
Interest Income:
  Interest and fees on loans....................................................$ 20,666     $ 17,787
  Interest on federal funds sold and other......................................      96          113
  Income on investment securities:
    U S Government..............................................................     168          691
    Federal agencies............................................................   4,936        4,070
    State and municipal.........................................................   1,466        1,292
    Other investments...........................................................   1,085          930
                                                                                ---------    ---------
      Total interest income.....................................................  28,417       24,883
                                                                                ---------    ---------
Interest Expense:
  Interest on deposits:
    Demand......................................................................     784          826
    Money market................................................................     612          367
    Savings.....................................................................   1,278        1,333
    Time........................................................................   7,908        6,842
  Interest on repurchase agreements.............................................     973          638
  Interest on other borrowings..................................................   1,101          891
                                                                                ---------    ---------
    Total interest expense......................................................  12,656       10,897
                                                                                ---------    ---------
Net Interest Income.............................................................  15,761       13,986
Provision for Loan Losses.......................................................     840          480
                                                                                ---------    ---------
Net Interest Income After Provision
  For Loan Losses...............................................................  14,921       13,506
                                                                                ---------    ---------
Non-Interest Income:
  Trust and investment services.................................................   1,949        1,868
  Service charges on deposit accounts...........................................     809          715
  Non-deposit fees and insurance commissions....................................     421          338
  Mortgage banking income.......................................................     189          279
  Other income..................................................................     135          133
                                                                                ---------    ---------
    Total non-interest income...................................................   3,503        3,333
                                                                                ---------    ---------
Non-Interest Expense:
  Salaries......................................................................   4,499        4,055
  Pension and other employee benefits...........................................     895          726
  Occupancy and equipment.......................................................   1,534        1,432
  Postage and printing..........................................................     333          334
  Core deposit intangible amortization .........................................     337          337
  Other.........................................................................   1,794        1,615
                                                                                ---------    ---------
    Total non-interest expense..................................................   9,392        8,499
                                                                                ----------   ---------
Income Before Income Tax Provision..............................................   9,032        8,340
Income Tax Provision............................................................   2,547        2,462
                                                                                ---------    ---------
Net Income......................................................................$  6,485     $  5,878
                                                                                =========    =========

------------------------------------------------------------------------------------------------------
Net Income Per Common Share *
Basic...........................................................................$   1.06     $    .96
Diluted.........................................................................$   1.06     $    .96
------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................6,101,382    6,103,466
Diluted.........................................................................6,105,454    6,108,773
------------------------------------------------------------------------------------------------------

* - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   Consolidated Statements of Cash Flows
                              American National Bankshares Inc. and Subsidiary
                                               (In Thousands)
                                                (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                -----------------------
                                                                                      September 30
                                                                                   2000          1999
                                                                                ---------     ---------
Cash Flows from Operating Activities:
  Net income....................................................................$  6,485      $  5,878
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.................................................     840           480
      Depreciation..............................................................     764           794
      Core deposit intangible amortization......................................     337           337
      Net amortization (accretion) of premiums and discounts
        on investment securities................................................     (36)           79
      Gain on sale of securities................................................       -            (8)
      Gain on sale of loans.....................................................    (189)         (279)
      Gain on sale of real estate owned.........................................       -           (63)
      Deferred income taxes benefit.............................................    (306)         (190)
      Increase in interest receivable...........................................    (748)         (203)
      Increase in other assets..................................................    (565)         (702)
      Increase in interest payable..............................................     150           135
      Decrease in other liabilities.............................................    (494)         (247)
                                                                                ---------     ---------
        Net cash provided by operating activities...............................   6,238         6,011
                                                                                ---------     ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  12,034         45,072
  Purchases of securities available for sale....................................  (7,505)       (37,197)
  Purchases of securities held to maturity......................................       -         (5,033)
  Net increase in loans......................................................... (36,201)        (9,748)
  Proceeds from sale of other real estate owned.................................       -            138
  Purchases of property and equipment...........................................    (336)        (1,129)
                                                                                ---------     ----------
    Net cash used in investing activities....................................... (32,008)        (7,897)
                                                                                ---------     ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................  10,172         (2,803)
  Net increase in time deposits.................................................  12,711         18,078
  Net increase (decrease) in repurchase agreements..............................   9,668        (12,456)
  Net (decrease) increase in borrowings.. ......................................  (5,000)        13,000
  Cash dividends paid...........................................................  (2,653)        (2,381)
  Repurchase of stock...........................................................    (244)             -
  Proceeds from exercise of stock options......................................        1              -
                                                                                ---------     ----------
    Net cash provided by financing activities...................................  24,655         13,438
                                                                                ---------     ----------

Net (Decrease) Increase in Cash and Cash Equivalents............................  (1,115)        11,552

Cash and Cash Equivalents at Beginning of Period................................  17,291         14,778
                                                                                ---------     ----------
Cash and Cash Equivalents at End of Period......................................$ 16,176      $  26,330
                                                                                =========     ==========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 12,952      $  12,435
    Interest-bearing deposits in other banks....................................   3,224         13,895
                                                                                ---------     ----------
                                                                                $ 16,176      $  26,330
                                                                                =========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 12,506      $  10,762
  Income taxes paid.............................................................$  2,827      $   2,935

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  Basis of Presentation
    ---------------------
         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 2000, the results of its operations and its cash flows for the three and nine months then ended. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.
         The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K.
         On June 15, 1999, the Corporation's Board of Directors approved a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999 with a distribution date of July 15, 1999. All per share data and weighted average shares have been restated as appropriate to reflect the split.
         This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o National or regional economic conditions may deteriorate and negatively impact credit quality and deposit retention.
o Changes in interest rates could reduce net interest income.
o Competitive pressures among financial institutions may increase.
o Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o Adverse changes may occur in the securities market.

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

3.  Commitments and Contingencies
    -----------------------------

         The Bank had credit availability of 15% of assets, approximately $78,400,000, with the Federal Home Loan Bank of Atlanta at September 30, 2000. Borrowings outstanding under this availability were $16,000,000 and $21,000,000 respectively, at September 30, 2000 and December 31, 1999.
         Commitments to extend credit, which amount to $89,621,000 at September 30, 2000 and $86,931,000 at December 31, 1999, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
         There were no commitments at September 30, 2000 and December 31, 1999 to purchase securities when issued.
         Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2000 and December 31, 1999, the Bank had
$1,461,000 and $1,193,000, respectively, in outstanding standby letters of credit.

4.  New Accounting Pronouncements
    -----------------------------

         The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and nine months ended September 30, 2000 and 1999:

                                                Three Months Ended             Nine Months Ended
                                                   September 30                  September 30
                                             ------------------------      -------------------------
                                                 2000         1999             2000          1999
                                                 ----         ----             ----          ----
Net Income                                   $2,190,000   $1,988,000       $6,485,000    $5,878,000
Unrealized holding gains (losses) arising
  during period  (net of tax expense)         1,005,000      159,000          731,000    (1,944,000)
                                             ----------   -----------      -----------   -----------
Total comprehensive income                   $3,195,000   $2,417,000       $7,216,000    $3,934,000
                                             ----------   -----------      ----------    -----------

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

5.  Segment and Related Information
    -------------------------------

         The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
         Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
         The accounting policies of the segments and the basis of segmentation are the same as those described in the summary of significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 1999 Annual Report on Form 10-K. All inter-segment sales prices are market based.
         Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                Three Months Ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $  9,853          $    -         $     6     $     (6)         $  9,853
Interest expense                                       4,527               -               6           (6)            4,527
Non-interest income - external customers                 458             632              96            -             1,186
Non-interest income - internal customers                   -              13               -          (13)                -
Operating income before income taxes                   2,699             405           2,170       (2,224)            3,050
Depreciation and amortization                            372              (1)              4            -               375
Total assets                                         522,808               -          62,610      (62,500)          522,918
Capital expenditures                                     134              13               1            -               148

                                                Three Months Ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $  8,435         $     -         $     6     $     (6)         $  8,435
Interest expense                                       3,720               -               6           (6)            3,720
Non-interest income - external customers                 456             630              75            -             1,161
Non-interest income - internal customers                   -              13               -          (13)                -
Operating income before income taxes                   2,420             442           1,966       (1,999)            2,829
Depreciation and amortization                            380              11               3            -               394
Total assets                                         477,175               -          57,288      (56,820)          477,643
Capital expenditures                                     552               -               3            -               555

                                                Nine Months Ended September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $ 28,417         $     -         $    15     $    (15)         $ 28,417
Interest expense                                      12,656               -              15          (15)           12,656
Non-interest income - external customers               1,310           1,949             244            -             3,503
Non-interest income - internal customers                   -              40               -          (40)                -
Operating income before income taxes                   7,886           1,329           6,373       (6,556)            9,032
Depreciation and amortization                          1,063              26              12            -             1,101
Total assets                                         522,808               -          62,610      (62,500)          522,918
Capital expenditures                                     317              13               6            -               336

                                                Nine Months Ended September 30, 1999
----------------------------------------------------------------------------------------------------------------------------
                                                                     Trust and
                                                    Community        Investment                  Intersegment
                                                     Banking          Services       Other       Eliminations      Total
                                                    ---------        ----------      -----       ------------      -----
Interest income                                     $ 24,883         $     -         $    25     $    (25)         $ 24,883
Interest expense                                      10,897               -              25          (25)           10,897
Non-interest income - external customers               1 186           1,868             279            -             3,333
Non-interest income - internal customers                   -              39               -          (39)                -
Operating income before income taxes                   7,087           1,313           5,845       (5,905)            8,340
Depreciation and amortization                          1,087              33              11            -             1,131
Total assets                                         477,175               -          57,288      (56,820)          477,643
Capital expenditures                                   1 123               -               6            -             1,129

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS and CAPITAL
         The Corporation's net income for the first nine months of 2000 was $6,485,000, an increase of 10.3% over the $5,878,000 earned during the first nine months of 1999. On a basic and diluted per share basis, net income totaled $1.06 for the first nine months of 2000, up 10.4% from $.96 in the 1999 period. On an annualized basis, return on average total assets was 1.71% for the first nine months of 2000 compared to 1.69% for the same period in 1999. Return on average common shareholders' equity increased to 14.81% for the first nine months of 2000 from 14.10% for the first nine months of 1999.
         The Corporation's net income for the third quarter of 2000 was $2,190,000, an increase of 10.2% over the $1,988,000 earned during the third quarter of 1999. On a basic and diluted per share basis, net income totaled $.36 for the quarter, up 9.1% from $.33 in 1999. On an annualized basis, return on average total assets was 1.70% for the third quarter of 2000 compared to 1.68% for the third quarter of 1999. Return on average common shareholders' equity increased to 14.73% in the third quarter of 2000 from 14.30% for the third quarter of 1999.
         Shareholders' equity increased $4,320,000 during the first nine months of 2000 from net income of $6,485,000, less dividends paid of $2,653,000 and stock repurchases of $243,000, plus a reduction in net unrealized losses on securities held for sale of $731,000.
         The Corporation's growth in earnings resulted from two principal factors. First, net interest income improved $1,775,000, or 12.7%, for the first nine months of 2000 compared to the first nine months of 1999 from growth in average interest-earning assets and a higher interest rate spread between average interest-earning assets and liabilities in the first nine months of 2000 compared to the first nine months of 1999 (see discussion on NET INTEREST INCOME). Second, the 5.1% growth in non-interest income in the first nine months of 2000 over the same period in 1999 demonstrates the continued success of the Corporation's expanded trust and investment services and other fee income areas.

TRENDS and FUTURE EVENTS
         During the first nine months of 2000, net loans increased $35,550,000 or 12.3%. The increase in loans was primarily the result of loans made in two offices opened in Martinsville and Chatham, Virginia in 1999. The increase in loans was funded by increased deposits and repurchase agreements, retained income and maturing investments.
         The Bank received approval during the third quarter of 2000 to open its thirteenth office at 3229 Halifax Road, South Boston, Virginia. The South Boston office is expected to open in November, 2000.
         Total deposits increased $22,883,000 or 5.9% during the first nine months of 2000 and repurchase agreements increased $9,668,000 or 38.7% during the same period. Repurchase agreements of $29,622,000 are used by commercial accounts to earn higher yields on short-term funds and mature daily while $5,000,000 of repurchase agreements are with a broker and mature in one month.
         During the third quarter of 2000, the Corporation declared a quarterly cash dividend of $.15 per share. This dividend was paid on September 22, 2000 to shareholders of record on September 8, 2000.
         The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001. The repurchases which may be made through open market purchases or in privately negotiated transactions totaled 16,000 shares during the third quarter of 2000.
         The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board for many years. The change to NASDAQ was made to improve the marketability of the stock.
         The Federal Reserve Board ("FRB") increased short term interest rates in the later half of 1999 by raising federal funds by .75% and the discount rate by .50%, and the major banks followed by increasing the prime rate by .75%. The prime rate, federal funds and the discount rate have increased 1.00% since December 31, 1999. The Federal Reserve actions in raising interest rates in 1999 and 2000 were designed to moderate national economic growth which could be inflationary if left unchecked.

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

NET INTEREST INCOME
         Net interest income on a fully taxable equivalent ("FTE") basis was $16,377,000 for the first nine months of 2000 compared to $14,558,000 for the first nine months of 1999, an increase of 12.5%. The interest rate spread increased to 3.77% from 3.72%, and the net yield on earning assets increased to 4.54% from 4.41% in the first nine months of 2000 compared to the first nine months of 1999, respectively. Higher net interest income for the first nine months of 2000 was primarily the result of $41,219,000 growth in average interest-earning assets while average interest-bearing liabilities grew only $30,514,000 from the first nine months of 1999. The increased interest rate spread of .05% in the first nine months of 2000 from the same period in1999 also contributed to higher net interest income. The greater growth in average interest-earning assets than interest-bearing liabilities was possible because of higher non interest-bearing demand deposits, reduced non-earning assets and retained income. The higher interest rate spread resulted from additional focus on pricing of loans and deposits and from higher short-term interest rates as loan yields rose faster than deposit yields.
         Net interest income on a FTE basis was $5,529,000 in the third quarter of 2000 compared to $4,903,000 in the third quarter of 1999, an increase of 12.8%. The interest rate spread increased to 3.70% from 3.68% and the net yield on earning assets increased to 4.51% from 4.38% in the third quarter of 2000 compared to the third quarter of 1999, respectively. The following tables demonstrate fluctuations in net interest income and the related yields for the first nine months and third quarter of 2000 compared to similar prior year periods.

The  following is an analysis of net interest  income,  on a taxable  equivalent basis.  Nonaccrual  loans are included in average  balances.  Interest income on nonaccrual  loans if  recognized  is recorded on a cash  basis.  (In  thousands, except rates):
                                                                             Interest
                                              Average Balance             Income/Expense             Yield/Rate
                                           ---------------------       -------------------       -----------------
                                             2000         1999           2000        1999         2000       1999
                                           --------     --------       -------     -------       ------     ------
For three months ended September 30
Loans:
  Commercial                               $105,894     $ 84,041       $ 2,472     $ 1,754        9.34%      8.35%
  Mortgage                                  168,364      143,891         3,628       2,947        8.62       8.19
  Consumer                                   49,627       53,148         1,238       1,294        9.98       9.74
                                           --------     --------       -------     -------       ------     ------
    Total loans                             323,885      281,080         7,338       5,995        9.06       8.53
                                           --------     --------       -------     -------       ------     ------

Investment securities:
  U. S. Government                                -        9,205             -         141           -       6.13
  Federal agencies                          101,179       94,496         1,633       1,474        6.46       6.24
  State and municipal                        39,911       36,339           679         615        6.81       6.77
  Other investments                          24,208       19,506           380         304        6.28       6.23
                                           --------     --------       -------     -------       ------     ------
    Total investment securities             165,298      159,546         2,692       2,534        6.51       6.35
                                           --------     --------       -------     -------       ------     ------
Federal funds sold and other                  1,564        7,225            26          94        6.65       5.20
                                           --------     --------       -------     -------       ------     ------
  Total interest-earning assets             490,747      447,851        10,056       8,623        8.20       7.70
                                                                       -------     -------       ------     ------
Other non-earning assets                     23,625       24,027
                                           --------     --------
  Total assets                             $514,372     $471,878
                                           ========     ========

Interest-bearing deposits:
  Demand                                   $ 55,785     $ 54,212           262         276        1.88       2.04
  Money market                               25,558       18,358           229         125        3.58       2.72
  Savings                                    63,420       67,073           423         445        2.67       2.65
  Time                                      199,131      186,384         2,789       2,342        5.60       5.03
                                           --------     --------       -------     -------       ------     ------
    Total  interest-bearing deposits        343,894      326,027         3,703       3,188        4.31       3.91

Repurchase agreements                        31,294       18,167           415         191        5.30       4.21
Other borrowings                             27,311       26,309           409         341        5.99       5.18
                                           --------     --------       -------     -------       ------     ------
  Total interest-bearing
        liabilities                         402,499      370,503         4,527       3,720        4.50       4.02
                                                                       -------     -------       ------     ------

Demand deposits                              48,972       43,408
Other liabilities                             3,409        3,071
Shareholders' equity                         59,492       54,896
                                           --------     --------
  Total liabilities and
    shareholders' equity                   $514,372     $471,878
                                           ========     ========

Interest rate spread                                                                              3.70%      3.68%
                                                                                                 ======     ======

Net interest income                                                      5,529       4,903
                                                                       =======     =======

Taxable equivalent adjustment                                              203         188
                                                                       =======     =======

Net yield on earning assets                                                                       4.51%      4.38%
                                                                                                 ======     ======

The  following is an analysis of net interest  income,  on a taxable  equivalent basis.  Nonaccrual  loans are included in average  balances.  Interest income on nonaccrual  loans if  recognized  is recorded on a cash  basis.  (In  thousands, except rates):
                                                                             Interest
                                              Average Balance             Income/Expense             Yield/Rate
                                           ---------------------       -------------------       -----------------
                                             2000         1999           2000        1999         2000       1999
                                           --------     --------       -------     -------       ------     ------
For nine months ended September 30
Loans:
  Commercial                               $ 96,712     $ 84,187       $ 6,635     $ 5,228        9.15%      8.28%
  Mortgage                                  162,868      141,137        10,326       8,714        8.45       8.23
  Consumer                                   50,778       53,263         3,743       3,863        9.83       9.67
                                           --------     --------       -------     -------       ------     ------
    Total loans                             310,358      278,587        20,704      17,805        8.89       8.52
                                           --------     --------       -------     -------       ------     ------

Investment securities:
  U. S. Government                            3,528       15,194           168         691        6.35       6.06
  Federal agencies                          102,040       87,027         4,936       4,070        6.45       6.24
  State and municipal                        39,963       36,295         2,044       1,846        6.82       6.78
  Other investments                          23,182       19,924         1,085         930        6.24       6.22
                                           --------     --------       -------     -------       ------     ------
    Total investment securities             168,713      158,440         8,233       7,537        6.51       6.34
                                           --------     --------       -------     -------       ------     ------
Federal funds sold and other                  2,150        2,975            96         113        5.95       5.06
                                           --------     --------       -------     -------       ------     ------
  Total interest-earning assets             481,221      440,002        29,033      25,455        8.04       7.71
                                                                       -------     -------       ------     ------
Other non-earning assets                     23,649       24,875
                                           --------     --------
  Total assets                             $504,870     $464,877
                                           ========     ========

Interest-bearing deposits:
  Demand                                   $ 55,701     $ 53,953           784         826        1.88       2.04
  Money market                               23,922       18,248           612         367        3.41       2.68
  Savings                                    64,420       67,805         1,278       1,333        2.65       2.62
  Time                                      198,669      180,569         7,908       6,842        5.31       5.05
                                           --------     --------       -------     -------       ------     ------
    Total  interest-bearing deposits        342,712      320,575        10,582       9,368        4.12       3.90

Repurchase agreements                        26,452       20,692           973         638        4.90       4.11
Other borrowings                             25,846       23,229         1,101         891        5.68       5.11
                                           --------     --------       -------     -------       ------     ------
  Total interest-bearing
        liabilities                         395,010      364,496        12,656      10,897        4.27       3.99
                                                                       -------     -------       ------     ------

Demand deposits                              48,196       42,075
Other liabilities                             3,275        3,163
Shareholders' equity                         58,389       55,143
                                           --------     --------
  Total liabilities and
    shareholders' equity                   $504,870     $464,877
                                           ========     ========

Interest rate spread                                                                              3.77%      3.72%
                                                                                                 ======     ======

Net interest income                                                     16,377      14,558
                                                                       =======     =======

Taxable equivalent adjustment                                              616         572
                                                                       =======     =======

Net yield on earning assets                                                                       4.54%      4.41%
                                                                                                 ======     ======

ASSET QUALITY
         Non-performing assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Non-performing assets increased to $570,000 at September 30, 2000 from $322,000 at December 31, 1999.
         Foreclosed properties were $30,000 at September 30, 2000 and December 31, 1999.
         Loans in a non-accrual status at September 30, 2000 were $540,000 compared with $292,000 at December 31, 1999. Loans on accrual status and past due 90 or more at September 30, 2000 were $97,000 compared with $287,000 at December 31, 1999.
         Total non-performing loans and loans past due 90 days or more as a percentage of net loans were .19% at September 30, 2000 and .20% at December 31, 1999. Total non-performing loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first nine months, annualized, as a percentage of average loans increased to
 .15% in 2000 from .11% in 1999. These charge-off ratios are low by industry standards. Average net charge-offs as a percentage of average loans for the past three calendar years was .22%.
         During the first nine months of 2000, the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at September 30, 2000, if all such loans had been accruing interest at the original contractual rate, was $30,500. No interest payments were recorded during the reporting period as interest income for all such non-performing loans.

PROVISION and RESERVE FOR LOAN LOSSES
         The provision for loan losses was $840,000 for the first nine months and $290,000 for the third quarter of 2000 versus $480,000 and $120,000, respectively, for the 1999 periods. The increased provision for loan losses provided reserves for additional loans which grew 12.3% in the first nine months of 2000 compared to 3.6% in the first nine months of 1999. The reserve for loan losses totaled $4,619,000 at September 30, 2000, an increase of 11.7% over the $4,135,000 recorded at December 31, 1999. The ratio of reserves to loans, less unearned discount, was 1.40% at September 30, 2000 and 1.41% at December 31, 1999. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
         Non-interest income for the first nine months of 2000 was $3,503,000, an increase of 5.1% from the $3,333,000 reported in the first nine months of 1999. The major reasons for the 2000 first nine months growth in non-interest income was a 4.3% increase in trust and investment services to $1,949,000,and growth in service charges and other fees of 16.8% to $1,230,000. Mortgage banking income declined 32.3% to $189,000 due to higher interest rates that have dampened home mortgage lending and related loan sales.
         Non-interest income for the third quarter of 2000 was $1,186,000, an increase of 2.2% from $1,161,000 reported in the third quarter of 1999. The reasons for increased non-interest income for the three months ended September 30, 2000 were increased service charges on deposit accounts and greater non-deposit fees. Growth in trust and investment services income slowed during the third quarter of 2000 because a declining stock market reduced the appreciation in certain trust accounts. Other income declined in the third quarter of 2000 compared to the third quarter of 1999 because the 1999 third quarter included $63,000 of gains from the sale of REO.

NON-INTEREST EXPENSE
         Non-interest expense for the first nine months of 2000 was $9,392,000, a 10.5% increase from the $8,499,000 reported for the same period last year. Salaries increased 10.9% from the same period last year to $4,499,000 in 2000 while pension and other employee benefits increased 23.3% to $895,000. Occupancy and equipment increased $102,000, or 7.1%, for the first nine months of 2000 from the same period in 1999. These increases were primarily the result of the Martinsville office that opened in the late third quarter of 1999 and merit increases to employees that were effective January 1, 2000. Core deposit intangible amortization of $337,000 for the first nine months of 2000 and 1999 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
          Non-interest expense for the third quarter of 2000 was $3,172,000, an 8.4% increase from $2,927,000 reported for the third quarter of 1999. The reasons for increased non-interest expense for the three months ended September 30, 2000 were similar to those for the nine month period ended September 30, 2000.
         The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 45.5% and 45.6% for the nine month periods ended September 30, 2000 and 1999, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

INCOME TAX PROVISION
         The income tax provision for the first nine months of 2000 was $2,547,000, an increase of $85,000 from $2,462,000 reported a year earlier. The effective tax rate for the first nine months of 2000 was 28.2% compared to 29.5% for the first nine months of 1999. The reduction in the effective tax rate resulted from increased investment in tax-exempt securities and other adjustments.

CAPITAL MANAGEMENT
         Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 2000 the Corporation had a ratio of 15.91% for Tier I and a ratio of 17.00% for total capital. At December 31, 1999 these ratios were 16.57% and 17.79%, respectively.
         During the third quarter of 2000, the Corporation declared and paid a quarterly cash dividend of $.15 per share which was the same as the $.15 per share declared and paid in the second quarter of 2000. The third quarter dividend totaled $913,000.
         The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001. The repurchases which may be made through open market purchases or in privately negotiated transactions totaled 16,000 shares during the third quarter of 2000.


MARKET RISK MANAGEMENT
         The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
         The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 2000 were not materially different from December 31, 1999.
         The Bank's net liquid assets to net liabilities ratio was 20.8% at September 30, 2000 and 25.8% at December 31, 1999. Both of these ratios are considered to reflect adequate liquidity for the respective periods. The decline in the net liquid assets to net liabilities ratio at September 30, 2000 resulted from greater growth in loans than deposits and repurchase agreements which reduced net liquid assets.
         Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - November 10, 2000           President and Chief Executive Officer



                                   /s/ T. Allen Liles
                                   ---------------------------------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - November 10, 2000           Secretary-Treasurer (Chief Financial Officer)