Form 10-K
period 2000-12-30
AMERICAN NATIONAL BANKSHARES INC
filed 2001-03-27
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------
                         Commission file number 0-12820

                        AMERICAN NATIONAL BANKSHARES INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    VIRGINIA                         54-1284688
                    --------                         ----------
             (State or other jurisdiction of      (I.R.S. Employer
              incorporation or organization)      Identification No.)

                    628 Main Street
                    Danville, Virginia                     24541
                   -------------------                     -----
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 9, 2001 was $90,202,290. The number of shares of the Registrant's Common Stock outstanding on March 9, 2001 was 6,030,772.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 24, 2001 are incorporated by reference in Part III of this report.

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

PART II
ITEM 5 -  Market for Registrant's Common Equity and Related Stockholder Matters                      II   6
ITEM 6 -  Selected Financial Data                                                                    II   7
ITEM 7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations      II   8 - 24
ITEM 7A-  Quantitative and Qualitative Disclosures about Market Risk                                 II  15 - 18
ITEM 8 -  Financial Statements and Supplementary Data
          Quarterly Financial Results for 2000 and 1999                                              II  25
          Management's Report on Financial Statements                                                II  26
          Report of Independent Public Accountants                                                   II  27
          Consolidated Balance Sheets at December 31, 2000 and 1999                                  II  28
          Consolidated Statements of Income for each of the years in the
          three-year period ended December 31, 2000                                                  II  29
          Consolidated Statements of Changes in Shareholders' Equity for each of the
          years in the three-year period ended December 31, 2000                                     II  30
          Consolidated Statements of Cash Flows for each of the years in the
          three-year period ended December 31, 2000                                                  II  31
          Notes to Consolidated Financial Statements                                                 II  32 - 43
ITEM      9 - Changes in and disagreements with Accountants on Accounting and
          Financial Disclosure There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III
ITEM 10 - Directors and Executive Officers of the Registrant                                         I   3 -  5
ITEM 11 - Executive Compensation                                                                     I   8 -  9
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management                             I   3 -  5
ITEM 13 - Certain Relationships and Related Transactions                                             I   9 - 11

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

10.6      Agreement between American National Bank and Trust                                         Exhibit 10.6 on Form 10-K
          Company and Carl T. Yeatts dated June 12, 1997                                             filed March 27, 1998

10.7      American National Bankshares Inc. Stock Option Plan dated                                  Exhibit 4.3 on form S-8
          August 19, 1997                                                                            filed September 17, 1997

10.8      Agreement between American National Bank and Trust                                         Exhibit 4 on Form 10K
          Company and H. Dan Davis dated March 14, 1996                                              filed September 27, 1995

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

99.2      American National Bankshares Inc. Dividend Reinvestment                                    Exhibit 99 on Form S-3
          Plan dated August 19, 1997                                                                 filed August 20, 1997

          (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         March 20, 2001             AMERICAN NATIONAL BANKSHARES INC.

                                    By:   /s/  T. Allen Liles
                                    -------------------------
                                    Senior Vice President, Secretary & Treasurer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2001.


                  /s/  Charles H. Majors               President and
                  -----------------------------------  Chief Executive Officer
                  Charles H. Majors

                  /s/  Fred A. Blair                   Director
                  -----------------------------------
                  Fred A. Blair

                  /s/  Lester A. Hudson, Jr.           Director
                  -----------------------------------
                  Lester A. Hudson, Jr.

                  /s/  Ben J. Davenport, Jr.           Director
                  -----------------------------------
                  Ben J. Davenport, Jr.

                  /s/  Bill Barker, Jr.                Director
                  -----------------------------------
                  Bill Barker, Jr.

                  /s/  H. Dan Davis                    Director
                  -----------------------------------
                  H. Dan Davis

                  /s/  E. Budge Kent Jr.               Director
                  -----------------------------------
                  E. Budge Kent, Jr.

                  /s/  Fred B. Leggett, Jr.            Director
                  -----------------------------------
                  Fred B. Leggett, Jr.

                  /s/  Claude B. Owen, Jr.             Director
                  -----------------------------------
                  Claude B. Owen, Jr.

                  /s/  James A. Motley                 Director
                  -----------------------------------
                  James A. Motley

                  /s/  Richard G. Barkhouser           Director
                  -----------------------------------
                  Richard G. Barkhouser

                  /s/  T. Allen Liles                  Senior Vice President
                  -----------------------------------  Secretary & Treasurer
                  T. Allen Liles

ITEM 1 - Business
     American National Bankshares Inc. ("the Corporation") is a one-bank holding company, which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company ("the Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 2000 the Corporation employed 197 persons (FTE).

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

     The operations of the Bank are conducted at thirteen offices located throughout the Bank's trade area, which includes the Cities of Danville and Martinsville, Town of South Boston, Pittsylvania, Henry, and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, Martinsville, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank also has fourteen automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition
     The Bank's primary service area is generally defined as the Cities of Danville and Martinsville, Town of South Boston, Pittsylvania, Henry, and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, and mortgage and finance companies. As of March 20, 2001, there were approximately 17 banks operating in this service area. American National Bank and Trust Company has the largest market share in Danville and Pittsylvania County. No new banks or savings and loan associations have been chartered in the Danville area in the past five years. Several branch offices of existing banks have been opened in this trade area in the past two years.

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

ITEM 2 - PROPERTIES
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 20, 2001 the Bank maintained thirteen full service offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, Martinsville, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank owns and operates fourteen Automated Teller Machines ("ATMs"). The Bank owns a parking lot for its employees fronting on Ridge Street in close proximity to the main office. The Bank also owns approximately 2.5 acres of land on Piedmont Drive in Danville, opposite of Piedmont Mall for future expansion of its retail banking operations. There are no mortgages or liens against any property of the Bank or the Corporation.

BANK OFFICES
Main Office                                  628 Main Street, Danville, Virginia  24541
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Gretna Office                                109 Main Street, Gretna, Virginia  24557
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592
South Main Office                            1013 South Main Street, Danville, Virginia  24541
Tower Drive Office                           103 Tower Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541
Yanceyville Office                           173 Main Street, Yanceyville, North Carolina  27379

ATM LOCATIONS
Drive-Up
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Franklin Turnpike *                          2725 Franklin Turnpike, Danville, Virginia  24540
Hillcrest Shopping Center *                  Highways 86 & 158, Yanceyville, North Carolina  27379
Huffman's Car Wash *                         596 West Main Street, Danville, Virginia  24541
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592

Walk-Up
Danville Regional Medical Center *           142 South Main Street, Danville, Virginia  24541
Liberty Fair Mall *                          240 Commonwealth Boulevard, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Piedmont Mall *                              325 Piedmont Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541

* Leased

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is traded on the NASDAQ National Market under the symbol "AMNB". At January 31, 2001 the Corporation had 1,406 shareholders. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 2000 and 1999.

                                   First                Second              Third                Fourth
Market Value                       Quarter              Quarter             Quarter              Quarter
------------                       -------              -------             -------              -------
2000 Common Stock              $11.00 - 18.00       $12.13 - 15.38       $ 9.00 - 16.00      $11.50 - 14.50
1999 Common Stock              $13.00 - 16.22       $13.50 - 18.50       $15.00 - 25.00      $16.50 - 23.00

Per Share                          First                Second              Third                Fourth
Dividends Declared                 Quarter              Quarter             Quarter              Quarter          Total
------------------                 -------              -------             -------              -------          -----
2000 Common Stock                  $ .135               $  .15              $ .15                $ .15            $ .585
1999 Common Stock                  $ .120               $  .135             $ .135               $ .135           $ .525

Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary
                                                          2000        1999         1998         1997         1996
                                                        --------    --------     --------     --------     --------
Operations Information:
Interest income:
  Loans.................................................$ 28,300    $ 23,959     $ 23,356     $ 22,441     $ 20,335
  Federal funds sold and other..........................     179         273          272          237          435
  Investment securities.................................  10,127       9,467        9,026        9,050        9,162
                                                        ---------   ---------    ---------    ---------    ---------
    Total interest income...............................  38,606      33,699       32,654       31,728       29,932
Interest expense........................................  17,343      14,736       14,472       14,590       14,370
                                                        ---------   ---------    ---------    ---------    ---------
Net interest income.....................................  21,263      18,963       18,182       17,138       15,562
Provision for loan losses...............................  (1,020)       (670)        (927)      (1,100)        (673)
Non-interest income.....................................   4,778       4,494        4,079        3,225        2,691
Non-interest expense.................................... (12,930)    (11,543)     (11,013)     (10,269)     (10,167)
                                                        ---------   ---------    ---------    ---------    ---------
Income before income taxes..............................  12,091      11,244       10,321        8,994        7,413
Income taxes............................................   3,415       3,320        3,123        2,725        2,381
                                                        ---------   ---------    ---------    ---------    ---------
Net income..............................................$  8,676    $  7,924     $  7,198     $  6,269     $  5,032
                                                        =========   =========    =========    =========    =========

Balance Sheet Information:
Investment securities...................................$162,929    $166,272     $163,413     $143,077     $175,757
Net loans............................................... 335,010     289,606      265,698      251,173      233,509
Total deposits.......................................... 426,588     385,558      358,325      351,603      361,983
Shareholders' equity....................................  63,338      56,719       54,861       50,003       52,218
Total assets............................................ 541,389     491,391      460,383      423,640      440,158

Per Share Information:*
Net income (basic and diluted)..........................$   1.42    $   1.30     $   1.18     $   1.00     $    .77
Dividends...............................................    .585        .525         .465         .405         .345
Book value..............................................   10.45        9.29         8.99         8.19         7.96

Ratios:
Return on average assets................................    1.70%       1.68%        1.64%        1.47%        1.24%
Return on average shareholders' equity..................   14.74%      14.17%       13.79%       12.51%       10.12%
Total risk-based capital/assets.........................   17.09%      17.79%       18.04%       18.37%       20.66%
Shareholders' equity/assets.............................   11.70%      11.54%       11.92%       11.80%       11.86%
Net charge-offs to average net loans....................     .13%        .13%         .15%         .36%         .17%
Allowance for loan losses to period-end
  loans, net of unearned income.........................    1.40%       1.41%        1.42%        1.29%        1.30%

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a 100% stock dividend issued to stockholders
  July 15, 1999, with a record date of July 1, 1999.

MANAGEMENT'S DISCUSSION and
ANALYSIS of FINANCIAL CONDITION
and RESULTS of OPERATIONS

--------------------------------------------------------------------------------

     American National Bankshares Inc. ("the Corporation") was organized in 1984 for the purpose of acquiring all of the outstanding shares of American National Bank and Trust Company ("the Bank"). The Bank was chartered and opened for business in February 1909. Under an agreement and plan of merger, the Bank was acquired by the Corporation on September 1, 1984.
     The Corporation has expanded through internal growth and through mergers and acquisitions. On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") with $84,718,00 in assets into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two branch purchases in 1995 and 1996 which added $57,700,000 in deposits and $6,925,000 in loans. The two branch purchases were accounted for as purchases and goodwill of $4,504,000 is being amortized over ten years. The Bank opened branch offices in Chatham and Martinsville, Virginia and closed a limited service branch in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000.

Forward-looking Statements

     This report contains forward-looking statements with respect to the financial condition and results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
- General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
- Changes in interest rates could reduce net interest income.
- Competitive pressures among financial institutions may increase.
- Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
- New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
- Adverse changes may occur in the securities market.

Stock Split

     The Corporation issued a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999, payable on July 15, 1999. All references to the number of common shares and all per share amounts have been adjusted, as appropriate, to retroactively reflect the stock split.

Reclassifications

     Certain prior period information has been restated to conform with 2000 presentation.


Performance Summary

     The Corporation and Bank reported record profitability during 2000. Net income of $8,676,000 for 2000 increased by $752,000 or 9.5% over net income of $7,924,000 for 1999.
     The economy of the Bank's trade area continues to be stable as evidenced by another year of loan growth. During 2000, net loans increased $45,404,000, or 15.7% while total deposits increased $41,030,000, or 10.6%. Total deposits and repurchase agreements with customers increased $47,806,000, or 11.6%, during 2000. Approximately 66.5% of loan growth and 33.3% of deposit growth during 2000 occurred in the three new locations opened in 1999 and in 2000.

Earnings and Capital

     Net income per diluted share was $1.42 in 2000, $1.30 in 1999, and $1.18 in 1998. Shareholders' equity increased $6,619,000 in 2000 from the retention of 2000 earnings and from an increase in net unrealized gains on securities available for sale. Shareholders' equity increased $1,858,000 in 1999 from retention of 1999 earnings which was partially offset by an increase in net unrealized losses on securities available for sale. This followed an increase in shareholders' equity of $4,858,000 in 1998 from the retention of 1998 earnings and from an increase in net unrealized gains on securities available for sale. Shareholders' equity was 11.7% of assets at December 31, 2000 and 11.5% at December 31, 1999. Shareholders' equity was $63,338,000 at December 31, 2000 and $56,719,000 at December 31, 1999. The total market value of American National Bankshares Inc. common stock at $14.50 per share (the last trade recorded on the NASDAQ National Market during 2000) was $87,925,000. The market value of the Corporation's common stock was 139 percent of its book value. Book value per common share was $10.45 at the close of 2000.
     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001. The repurchases which may be made through open market purchases or in privately negotiated transactions totaled 40,000 shares during 2000.
     The return of net income on average total assets was 1.70% in 2000 compared to 1.68% in 1999 and 1.64% in 1998. The return on average shareholders' equity was 14.74% in 2000 compared to 14.17% in 1999 and 13.79% in 1998.

Trends and Future Events

     The economic conditions of the Corporation's trade area remained stable during 2000 as evidenced by another year of loan and deposit growth. The Corporation's net loans grew at a rate of 15.7% during 2000 following a 9.0% increase in 1999. Total deposits increased 10.6% during 2000 following a 7.6% increase in 1999.
     Net interest income on a taxable equivalent basis increased 11.9% to $22,077,000 in 2000 after a 5.1% increase to $19,733,000 in 1999. The 2000 increase resulted from growth in average interest-earning assets of $40,509,000 and growth in average interest-earning liabilities of $30,321,000. The weighted average yield on interest earning assets increased by .37% while the weighted average cost of interest-bearing liabilities increased by .35% because loan yields increased by more than interest-bearing liability yields in 2000. Although Management believes the Corporation has positioned itself to continue to maintain this level of net interest income into the near future, increased competition and slowing loan and deposit growth could negatively impact net interest income.
     During 2000, time deposits increased by $24,384,000, or 12.5%, and money market accounts increased by $10,154,000, or 45.5%. Interest bearing demand deposits increased $2,650,000, or 4.8%, while non-interest bearing demand deposits increased $7,001,000 or 14.7%. Savings deposits decreased $3,159,000, or 4.9%. Repurchase agreements which are short term investments for businesses and individuals and are not included in deposits increased $6,776,000, or 27.2%, during 2000. Total deposits increased $41,030,000 or 10.6% during 2000 after increasing $27,233,000 or 7.6% during 1999.
     ANB Mortgage Corp. ("ANB Mortgage"), formerly Mutual Mortgage of the Piedmont, Inc., was organized and began operations in 1996 as a wholly owned subsidiary of the Bank to originate and sell mortgage loans. ANB Services Corp. ("ANB Services") was formed as a wholly owned subsidiary of the Bank and began operations in late 1999 to offer non-deposit products such as mutual funds and insurance. The financial condition and results of operations of ANB Mortgage and ANB Services are included in the Consolidated Balance Sheets and Consolidated Statements of Income of the Corporation.
     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The change to NASDAQ was made to improve the marketability of the stock.
     The Federal Reserve Board ("FRB") increased short-term interest rates by increasing the federal funds target rate by 1.75% and the discount rate by 1.50% over a period from August, 1999 to May, 2000, and major banks followed by raising the prime lending rate by 1.75% during this same period. The increases in interest rates in 1999 and 2000 were designed to moderate national economic growth which could have been inflationary if left unchecked. The FRB decreased short-term interest rates by lowering the federal funds target rate and the discount rate by 1.00% in early 2001, and the major banks followed by decreasing the prime lending rate by 1.00%. The FRB lowered interest rates to offset perceived economic weaknesses which seemed to be developing in the national and world economy.
     The FDIC insures deposits of the Bank up to the limits allowed by law. Financial institutions are assessed deposit insurance by the FDIC at an annual rate of between 0 and .27% of insured deposits, depending on a risk classification. Legislation was enacted in 1996 requiring FDIC insured institutions to pay a portion of the interest on obligations issued by the Financing Corporation ("FICO"). For the second quarter of 2000, the effective annual FICO assessment rate was .0202% of insured deposits.

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

Year 2000 Issue

     The Corporation did not encounter computer or system problems from the transition into the new millennium ("Year 2000"). The Year 2000 problem was widely publicized as the possible failure or malfunction of systems or computer chips that improperly recognized date sensitive information when the year changed to 2000. The Corporation is not aware of Year 2000 problems encountered by major customers, suppliers or hardware and software vendors. No liquidity problems or material withdrawals by depositors of the Bank were experienced during the transition into the Year 2000.
     Total Year 2000 project costs, primarily incurred before 2000, were approximately $125,000 as had previously been estimated and disclosed. The expenditures did not have a material impact on the Corporation's results of operations, liquidity or capital resources.

Net Interest Income

     Net interest income, the most significant component of earnings, is the excess of interest income over interest expense. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis for the years 2000, 1999 and 1998.
     During 2000, taxable equivalent net interest income increased to $22,077,000, up 11.9% from $19,733,000 in 1999. Taxable equivalent net interest income for 1999 was up 5.1% from $18,780,000 recorded in 1998. The $2,344,000 increase in taxable equivalent net interest income during 2000 consisted of $1,929,000 due to increases in volume and $415,000 attributable to rate. The $953,000 increase in taxable equivalent net interest income during 1999 was the net result of an increase of $1,247,000 due to volume, reduced by $294,000 attributable to rate. The Bank emphasized profitable deposit pricing in 2000 as the deposit yield increased only .31% to 4.22% while the prime rate and the federal funds target rates increased 1% and the loan yield increased .42% to 8.98%.

The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                         Average Balance              Interest Income/Expense           Average Yield/Rate
                                 ------------------------------    ------------------------------    ------------------------
                                   2000       1999       1998        2000       1999       1998       2000     1999     1998
                                 --------   --------   --------    --------   --------   --------    ------   ------   ------
Loans:
  Commercial                     $100,298   $ 83,620   $ 75,972    $  9,273   $  7,041   $  6,687     9.25%    8.42%    8.80%
  Mortgage                        165,260    143,281    132,965      14,101     11,773     11,539     8.53     8.22     8.68
  Consumer                         50,218     53,209     52,738       4,977      5,170      5,165     9.91     9.72     9.79
                                 --------   --------   --------    --------   --------   --------
    Total loans                   315,776    280,110    261,675      28,351     23,984     23,391     8.98     8.56     8.94
                                 --------   --------   --------    --------   --------   --------

Investment securities:
  U. S. Government                  2,641     13,130     42,813         168        801      2,602     6.36     6.10     6.08
  Federal agencies                101,513     89,969     70,009       6,550      5,654      4,485     6.45     6.28     6.41
  State and municipal              39,796     36,999     26,526       2,708      2,513      1,909     6.80     6.79     7.20
  Other investments                23,420     20,071      9,048       1,464      1,244        593     6.25     6.20     6.55
                                 --------   --------   --------    --------   --------   --------
    Total investment securities   167,370    160,169    148,396      10,890     10,212      9,589     6.51     6.38     6.46
                                 --------   --------   --------    --------   --------   --------

Federal funds sold and other        2,879      5,237      5,091         179        273        272     6.22     5.21     5.34
                                 --------   --------   --------    --------   --------   --------

  Total interest-earning assets   486,025    445,516    415,162      39,420     34,469     33,252     8.11     7.74     8.02
                                                                   --------   --------   --------    ------   ------   ------

Other non-earning assets           24,269     24,813     24,991
                                 --------   --------   --------

  Total assets                   $510,294   $470,329   $440,153
                                 ========   ========   ========

Deposits:
  Demand                         $ 56,141   $ 54,143   $ 51,116       1,035      1,087      1,204     1.84     2.01     2.36
  Money market                     24,861     19,250     19,031         865        535        545     3.48     2.78     2.86
  Savings                          63,739     67,247     67,265       1,671      1,768      1,950     2.62     2.63     2.90
  Time                            202,890    183,707    174,123      11,095      9,284      9,260     5.47     5.05     5.32
                                 --------   --------   --------    --------   --------   --------
    Total deposits                347,631    324,347    311,535      14,666     12,674     12,959     4.22     3.91     4.16

Federal funds purchased                 -          -        188           -          -         11        -        -     5.85
Repurchase agreements              27,608     20,895     25,261       1,362        876      1,106     4.93     4.19     4.38
Other borrowings                   23,397     23,073      7,497       1,315      1,186        396     5.62     5.14     5.28
                                 --------   --------   --------    --------   --------    -------
  Total interest-bearing
    liabilities                   398,636    368,315    344,481      17,343     14,736     14,472     4.35     4.00     4.20
                                 --------   --------   --------    --------   --------    -------    ------   ------   ------

Demand deposits                    49,126     42,923     40,134
Other liabilities                   3,654      3,175      3,334
Shareholders' equity               58,878     55,916     52,204
                                 --------   --------   --------
  Total liabilities and
    Shareholders' equity         $510,294   $470,329   $440,153
                                 ========   ========   ========

Interest rate spread                                                                                  3.76%    3.74%    3.82%
                                                                                                     ======   ======   ======

Net interest income                                                $ 22,077   $ 19,733   $ 18,780
                                                                   ========   ========   ========

Taxable equivalent adjustment                                      $    814   $    770   $    598
                                                                   ========   ========   ========

Net yield on earning assets                                                                           4.54%    4.43%    4.52%
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

                                                    2000 vs. 1999                       1999 vs. 1998
                                            -------------------------------     -------------------------------
                                             Interest         Change             Interest         Change
                                             Increase     Attributable to        Increase     Attributable to
                                                         ------------------                  ------------------
                                            (Decrease)    Rate      Volume      (Decrease)    Rate      Volume
                                            ----------   -------   --------     ----------   -------   --------
Interest income
  Loans:
    Commercial                                $2,232     $  735    $1,497         $  354     $ (299)   $  653
    Mortgage                                   2,328        467     1,861            234       (633)      867
    Consumer                                    (193)       102      (295)             5        (41)       46
                                              -------    -------   -------        -------    -------   -------
      Total loans                              4,367      1,304     3,063            593       (973)    1,566
                                              -------    -------   -------        -------    -------   -------
  Investment securities:
    U.S. Government                             (633)        33      (666)        (1,801)        10    (1,811)
    Federal agencies                             896        154       742          1,169        (87)    1,256
    State and municipal                          195          5       190            604       (113)      717
    Other investments                            220         11       209            651        (34)      685
                                              -------    -------   -------        -------    -------   -------
      Total investment securities                678        203       475            623       (224)      847
                                              -------    -------   -------        -------    -------   -------
  Federal funds sold and other                   (94)        46      (140)             1         (7)        8
                                              -------    -------   -------        -------    -------   -------
    Total interest income                      4,951      1,553     3,398          1,217     (1,204)    2,421
                                              -------    -------   -------        -------    -------   -------

Interest expense
  Deposits:
    Demand                                       (52)       (91)       39           (117)      (185)       68
    Money market                                 330        153       177            (10)       (16)        6
    Savings                                      (97)        (5)      (92)          (182)      (181)       (1)
    Time                                       1,811        797     1,014             24       (472)      496
                                              -------    -------   -------        -------    -------   -------
      Total deposits                           1,992        854     1,138           (285)      (854)      569
  Federal funds purchased                          -          -         -            (11)         -       (11)
  Repurchase agreements                          486        172       314           (230)       (45)     (185)
  Other borrowings                               129        112        17            790        (11)      801
                                              -------    -------   -------        -------    -------   -------
    Total interest expense                     2,607      1,138     1,469            264       (910)    1,174
                                              -------    -------   -------        -------    -------   -------
Net interest income                           $2,344     $  415    $1,929         $  953     $ (294)   $1,247
                                              =======    =======   =======        =======    =======   =======

Provision and Allowance for Loan Losses

     The provision for loan losses is an amount added to the allowance against which loan losses are charged. The amount of the provision is determined by Management based upon its assessment of the size and quality of the loan portfolio and the adequacy of the allowance in relation to the risks inherent within the loan portfolio. The 2000 provision for loan losses was $1,020,000 and compares with $670,000 in 1999 and $927,000 in 1998.
     The increase in the provision for loan losses in 2000 was influenced by a 15.7% increase in loans and by slightly higher net charge-offs. Net charge-offs increased to $409,000 in 2000 from $356,000 in 1999 and $383,000 in 1998. The allowance for loan losses totaled $4,746,000 at December 31, 2000, an increase of 14.8% over December 31, 1999. The ratio of the allowance to loans, less unearned income, was 1.40% at December 31, 2000 and 1.41% at December 31, 1999.
     The Bank's Loan Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. The Loan Committee has taken economic factors, as well as any other external events that may affect the value and collectability of the loan portfolio, into consideration when making its assessment and recommendation.
     The methodology used to determine the level of the allowance for loan losses on a quarterly basis includes the identification of losses from a review of the Corporation's loan "Watch" list. In addition to these identifiable potential losses, an experience factor for each major category of loans is applied against the remaining portion of the loans considered to have no more than a normal risk of collectability. Additional factors considered in determining the level of the allowance for loan losses are identified impaired loans, economic conditions, historical losses, uncertainties regarding new markets, trends and other external factors that existed at the balance sheet date. The sum of these elements is the Loan Committee's recommended level of the allowance for loan losses.

Management has allocated the allowance for loan losses to loan categories as follows (in thousands):
                                 2000                1999                1998                1997                 1996
                           -----------------   -----------------   -----------------   -----------------   ------------------
                                     Percent             Percent             Percent             Percent              Percent
                                    of loans            of loans            of loans            of loans             of loans
                                     in each             in each             in each             in each              in each
                                    category            category            category            category             category
                                    to total            to total            to total            to total             to total
                           Amount      loans   Amount      loans   Amount      loans   Amount      loans   Amount       loans
                           ------   --------   ------   --------   ------   --------   ------   --------   ------   ---------
Commercial (including
  commercial real estate)  $1,691       50%    $1,190       46%    $1,046       47%    $  873       44%    $  886        40%

Real estate-
  residential                 177       37        167       39        151       36        129       37        128        38

Consumer                    1,304       13      1,503       15      1,525       17      1,173       19      1,152        22

Unallocated                 1,574        -      1,275        -      1,099        -      1,102        -        904         -
                            -----      ----     -----      ----     -----      ----     -----      ----       ---       ----

Balance at
  end of year              $4,746      100%    $4,135      100%    $3,821      100%    $3,277      100%    $3,070       100%
                           ======      ====    ======      ====    ======      ====    ======      ====    ======       ====

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

------------------------------------------------------------------------------------------------------------------------------------
Loan Losses - Ratios
                                                                                 2000        1999         1998
                                                                                 ----        ----         ----
Allowance as percentage of outstanding loans, net of unearned income              1.40%       1.41%        1.42%
Net charge-offs as percentage of allowance                                        8.60        8.62        10.02
Net charge-offs as percentage of average loans, net of unearned income             .13         .13          .15
Provision as percentage of net charge-offs                                      250.00      187.91       242.21
Provision as percentage of average loans, net of unearned income                   .32         .24          .35
Allowance for loan losses to nonperforming loans                                 32.51X      14.16X       20.11X

     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania, Henry and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, an apparel/home fashions textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry in the area with several plants closing due to competitive pressures or due to relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.
     The local economy of the Corporation's trade area continues to remain stable at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if a significant decline occurs in manufacturing along with a corresponding reduction in employment. Management believes the allowance for loan losses is appropriate in view of the risks inherent in Corporation's geographic region at the balance sheet date.

Non-Interest Income

     Non-interest income totaled $4,778,000 in 2000 compared with $4,495,000 in 1999 and $4,080,000 in 1998. This was an increase of 6.3% during 2000 after an increase of 10.2% during 1999. The major components of non-interest income are trust and investment services, service charges on deposit accounts, other fees and insurance commissions, mortgage banking income and other income.
     Trust and investment services which includes fees from management of trusts, estates and investments totaled $2,658,000 in 2000, an increase of $127,000, or 5.0%, from 1999. Trust and investment services fees in 1999 increased 16.9% from 1998. The increase in 2000 primarily resulted from new business and the 1999 increase came from a combination of growth in investments under management for customers due to a healthy equities market and from new business.
     Service charges on deposit accounts were $1,114,000 in 2000, an increase of $144,000, or 14.8%, from 1999. Service charges during 1999 totaled $970,000, which was a 7.5% increase from 1998. A change in the fee structure and additional accounts obtained contributed to the growth in income in 2000 and 1999. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.
     Other fees and insurance commissions were $592,000 in 2000, $464,000 in 1999, and $427,000 in 1998. The increase in 2000 resulted primarily from the addition of brokerage investment services. Non customer ATM fees, debit and credit card fees, safe deposit box rents, brokerage investment commissions and insurance commissions represent most of the income in this category.
     Mortgage banking income represents fees from originating and selling residential mortgage loans through a wholly owned subsidiary of the Bank which began operations in December 1996. Mortgage banking income declined to $240,000 in 2000 from $332,000 in 1999 after peaking at $429,000 in 1998. Low intermediate and long-term interest rates in 1998 encouraged heavy mortgage refinancing and purchase activity by borrowers. As interest rates rose in 1999 and again in 2000, mortgage lending declined as fewer borrowers qualified for loans or desired loans at higher rates.
     Other income was $174,000 in 2000, a decline of 11.2% from the $196,000 recorded in 1999, which in turn was an increase of 25.6% from $156,000 recorded in 1998. Other income in 1999 included $94,000 in gains from the sale of real estate owned, and 1998 other income included a gain of $104,000 from a life insurance settlement. Check order income and dividends from equity investments in two insurance companies account for over 90% of 2000 other income.

Non-Interest Expense

     Non-interest expense of $12,930,000 in 2000, increased $1,387,000, or 12.0%, over $11,543,000 in 1999, which in turn increased $529,000, or 4.8%, over
$11,014,000 in 1998. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, core deposit intangible amortization and other expenses.
     Salaries of $6,071,000 in 2000 increased $496,000, or 8.9%, over 1999 due primarily to additional compensation for new branch offices in South Boston for one quarter and Martinsville for a full year versus four months in 1999 and due to merit increases. Salaries of $5,575,000 in 1999 increased $448,000, or 8.7%, over 1998 due to new branch offices in Chatham and Martinsville and due to increased incentive compensation and merit increases.
     Pension and other employee benefits totaled $1,154,000 in 2000, an increase of 20.8% from the $955,000 recorded in 1999, which in turn was a decrease of 16.2% from the $1,140,000 reported in 1998. The decline in 1999 resulted from a decrease in supplemental retirement expense.
     Occupancy and equipment expense of $2,189,000 for 2000 increased $293,000, or 15.5%, over $1,896,000 recorded in 1999 which increased 13.9% from $1,664,000 recorded in 1998. The higher occupancy and equipment expense resulted from the addition of three new branches in 1999 and 2000 and from higher depreciation, maintenance and licensing fees on new technology equipment designed to improve product delivery and increase productivity.

     Core deposit intangible expense represents amortization of premiums paid for deposits at the Yanceyville and Gretna offices which is calculated on a straight line basis over ten years.
     Other expense was $3,066,000 in 2000, an increase of 15.0% over the $2,667,000 reported in 1999 which increased from $2,633,000 recorded in 1998. The 2000 increase primarily resulted from expenses related to three new branches opened in 1999 and 2000 and from related income growth.
     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 46.5%, 45.8%, and 46.2% for 2000, 1999, and 1998, respectively. A lower efficiency ratio indicates more favorable expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range. The efficiency ratio is calculated by dividing non-interest expense, excluding intangible amortization, by the sum of taxable equivalent net interest income and non-interest income.

Income Taxes

     The provision for income taxes (total of current and deferred) was $3,415,000 in 2000, compared with $3,320,000 in 1999 and $3,123,000 in 1998. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income which is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. Refer to Note 8 of the Consolidated Financial Statements for a reconciliation of the statutory Federal income tax rate of 34% to the effective tax rates for 2000, 1999, and 1998.

Capital Management

     Regulatory agencies issued risk-based capital guidelines which were fully effective in 1992. The guidelines were established to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.
     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of the allowance for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.
     The guidelines require that total capital (Tier I and Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2000, the Corporation's Tier I and total capital ratios were 16.02% and 17.09%, respectively. At December 31, 1999, these ratios were 16.57% and 17.79%, respectively. The ratios for both years were well in excess of the regulatory requirements.
     The Corporation's leverage ratios (Tier 1 capital divided by average quarterly assets less intangible assets) were 11.59% and 11.52% at December 31, 2000 and 1999, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio 100 to 200 basis points above the 3% minimum depending upon risk profiles and other factors.
     The Corporation's 2000 capital formation rate (net income less dividends declared, divided by average shareholders' equity) was 8.7%. This compares with 8.4% in 1999 and in 1998. These ratios evidence the Corporation's attainment of its goal of meeting future capital requirements by retaining a portion of operating earnings while providing steadily increasing cash dividends.
     Prior to 1996 the Corporation paid cash dividends on a semi-annual basis. In 1996 the Corporation began paying dividends on a quarterly basis and the Board of Directors declared regular quarterly dividends totaling $.585 and $.525 per share of common stock in 2000 and 1999, respectively.
     The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

Asset and Liability Management

     The Corporation's primary objectives for asset and liability management are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Investment Committee ("ALCO"), which is primarily composed of executive officers, is responsible for:
-  Monitoring  corporate  financial performance;
-  Meeting  liquidity  requirements;
- Establishing interest rate parameters, indices, and terms for loan and deposit products;
-  Assessing and evaluating the competitive rate environment;
- Reviewing and approving investment portfolio transactions under established policy guidelines;
-  Monitoring and measuring interest rate risk.

Liquidity
     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from loan payments and maturing investment securities to meet present liquidity needs.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two federal agency banks and a correspondent bank and maturing investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.
     Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.
     The Corporation's major source of funds and liquidity is its deposit base. The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 2000, as shown in the Consolidated Balance Sheets, the deposit mix changed with an increase in higher cost time deposits of $24,384,000, an increase in demand deposits of $9,651,000, a decline in savings deposits of $3,159,000 and an increase in money market accounts of $10,154,000. Deposit mix trends in 1999 were similar to 2000, except growth in money market and demand deposits were higher in 2000 than in 1999.
     The Consolidated Statements of Cash Flows appearing in the financial statement section shows a net increase in cash and cash equivalents of $7,780,000 during 2000. This increase was the result of a combination of $9,905,000 provided by operating activities, $40,804,000 net cash used in investing activities, and $38,679,000 net cash provided by financing activities. A net increase in deposits and repurchase agreements provided cash from financing activities while cash dividends paid, repurchase of stock and a reduction in FHLB borrowings used net cash in financing activities. The cash provided by operating and financing activities, more than adequately supplied the Corporation's liquidity needs at all times during 2000.
     Liquidity strategies are implemented and monitored by ALCO on a day to day basis. The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds.

Interest Rate Risk
     Interest rate risk refers to the exposure of the Corporation's earnings and market value of portfolio equity ("MVE") to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, the general level of interest rates and customer actions.
     There are several common sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Corporation's earnings and capital. Repricing risk arises largely from timing differences in the pricing of assets and liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest payments and maturing assets at lower or higher rates. Basis risk exists when different yield curves or pricing indices do not change at precisely the same time or in the same magnitude such that assets and liabilities with the same maturity are not all affected equally. Yield curve risk refers to unequal movements in interest rates across a full range of maturities.
     In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Corporation also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, interest rate sensitivity and simulation analysis are used to determine the impact on net interest income and MVE from changes in interest rates.
     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity table, below, reflects the Corporation's assets and liabilities on December 31, 2000 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated.

                                      Interest Rate Sensitivity Analysis
                                       December 31, 2000 (in thousands)

                                           3 Months    > 3 Months   > 1 Year     > 3 Year
                                            or Less    to 1 Year    to 3 Years   to 5 Years   > 5 Years    Total
                                           ---------   -----------  -----------  -----------  ----------  --------
Interest sensitive assets:
  Interest bearing deposits
    with other banks                       $  8,678     $      -    $      -     $      -     $     -    $  8,678
  Investment securities                       4,760       40,040      37,417       42,095       38,128    162,440
  Loans                                     137,460       63,691      92,556       35,202       10,847    339,756
                                           ---------    ---------   ---------    ---------    ---------  ---------
    Total interest
      sensitive assets                      150,898      103,731     129,973       77,297       48,975    510,874
                                           ---------    ---------   ---------    ---------    ---------  ---------

Interest sensitive liabilities:
  NOW and savings deposits                  119,859            -           -            -            -    119,859
  Money market deposits                      32,480            -           -            -            -     32,480
  Time deposits                              38,153      111,850      59,479       10,265            6    219,753
  Repurchase agreements and
    other borrowings                         31,730            -       3,000       13,000            -     47,730
                                           ---------    ---------   ---------    ---------    ---------  ---------
    Total interest
      sensitive liabilities                  222,222      111,850      62,479       23,265            6    419,822
                                           ---------    ---------   ---------    ---------    ---------  ---------
Interest sensitivity gap                   $(71,324)    $ (8,119)   $ 67,494     $ 54,032     $ 48,969   $ 91,052
                                           =========    =========   =========    =========    =========  =========

Cumulative interest sensitivity gap        $(71,324)    $(79,443)   $(11,949)    $ 42,083     $ 91,052
                                           =========    =========   =========    =========    =========

Percentage cumulative gap
  to total interest sensitive assets          (14.0)%      (15.6)%      (2.3)%        8.2 %       17.8 %

Of the loans in the above table that either mature or can be repriced in periods over 1 year, $92,283 have adjustable rates and $46,322 have fixed rates.
Investment security prepayments were estimated using recent market information.

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

      Change in Net Interest Income and Market Value of Portfolio Equity
                        December 31, 2000 (in thousands)

                         Changes in              Changes in Market Value
      Change in      Net Interest Income (1)      of Portfolio Equity (2)
      Interest      -----------------------      -----------------------
      Rates           Amount       Percent         Amount       Percent
      ---------       ------       -------         ------       -------
      Up  3%          $  150         .70 %         $    5         .01 %
      Up  2%             199         .92              439         .68
      Up  1%             141         .65              537         .84
      Down 1%           (358)      (1.66)          (1,347)      (2.10)
      Down 2%           (809)      (3.75)          (3,561)      (5.54)
      Down 3%         (1,370)      (6.35)          (6,374)      (9.92)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     The negative one year cumulative interest sensitivity gap of $79,443,000 in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change with the same magnitude over the same period of time as changes in the prime or indices that reprice many loans.
     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the above analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. In the event of a change in interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

Investment Portfolio

     The investment portfolio consists primarily of securities for which an active market exists. The Bank's policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk.
     At December 31, 2000 securities available for sale (at amortized cost) totaled $119,864,000 and included $77,506,000 in federal agencies, $18,270,000 in state and municipal, and $24,088,000 in other securities. A net unrealized gain of $489,000 related to these securities at December 31, 2000. At December 31, 1999, securities available for sale (at amortized cost) totaled $124,519,000 and included $7,002,000 in U.S. Government securities, $77,016,000 in federal agencies, $19,324,000 in state and municipal and $21,177,000 in other securities. A net unrealized loss of $2,647,000 related to these securities at December 31, 1999.
     Securities held to maturity totaled $42,576,000 and $44,400,000 at December 31, 2000 and 1999, respectively and had respective estimated fair values of $42,920,000 and $43,634,000. Of the amount at December 31, 2000, $21,958,000 or
51.6% were federal agencies and $20,618,000 or 48.4% were state and municipal securities. Securities held to maturity at December 31, 2000 consisted of $10,855,000 due in one year or less, $13,337,000 due after one year through five years, $12,534,000 due in five years through ten years and $5,850,000 due after ten years. The state and municipal securities were diversified among many different issues and localities.
     The market value of securities held to maturity at December 31, 2000 was more than the book value by $344,000. No losses are anticipated since the Corporation has the ability and intent to hold these securities until their respective maturities.

Loan Portfolio

     Loans, net of unearned income increased $46,015,000 or 15.7% during 2000. As shown in schedule A on page II-20, the primary increases in types of loans in 2000 were real estate loans secured by 1 - 4 family residential properties, real estate loans secured by nonfarm, nonresidential properties and commercial and industrial loans. The loan portfolio is diversified and consists of 60.2% mortgage loans, 26.7% commercial loans and 13.1% consumer loans.
     Note 10 of the Consolidated Financial Statements presents related party loan activity. A substantial portion of the loan additions and payments result from floorplan activity by two automobile dealerships owned separately by two of the Corporation's Directors.
     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.

Real Estate Loans

     Commercial real estate loans have received considerable attention in recent years by the bank regulators and the news media. The concerns have been in real estate values in certain areas of the country and the quality of banks' commercial real estate portfolios. It is difficult to measure commercial real estate values within the Corporation's trade area due to the light sales activity. Commercial real estate values did not escalate to levels seen in other areas of the state and country during the ten years prior to the last recession and management has not detected a significant change in values within the Corporation's trade area during 2000 or 1999. Management has confined its real estate lending to its trade area and has always taken a conservative approach in its lending practice to maintain equity in real estate loans.

INVESTMENT PORTFOLIO

     The following table presents information on the book and market values, maturities and taxable equivalent yields of investment securities at the end of the last 3 years (in thousands, except yields and footnote):
-----------------------------------------------------------------------------------------------------------------------------------
                                     2000                                 1999                                         1998
                       ----------------------------------   ----------------------------------   ----------------------------------
                                                Taxable                              Taxable                              Taxable
                          Book      Market     Equivalent      Book      Market     Equivalent      Book      Market     Equivalent
                         Value       Value        Yield       Value       Value        Yield       Value       Value        Yield
                       ---------   ---------   ----------   ---------   ---------   ----------   ---------   ---------   ----------
U.S. Government:
  Within 1 year        $       -   $       -         - %     $  7,002    $  7,020      6.63 %     $ 25,000   $  25,075      6.00 %
  1 to 5 years                 -           -         -              -           -         -          7,018       7,166      6.26
                       ---------   ---------                 --------    --------                 --------   ---------
    Total                      -           -         -          7,002       7,020      6.63         32,018      32,241      6.06
                       ---------   ---------                 --------    --------                 --------   ---------

Federal Agencies:
  Within 1 year           20,517      20,583      7.08              -           -         -          2,005       2,021      6.10
  1 to 5 years            50,937      51,357      6.82         62,609      62,016      6.87         41,292      42,376      6.59
  6 to 10 years            4,080       4,079      6.73         10,591      10,209      6.59         10,906      11,020      6.19
  After 10 years          23,930      23,849      6.20         27,449      26,513      6.20         20,511      20,573      6.00
                        --------    --------                 --------    --------                 --------    --------
    Total                 99,464      99,868      6.72        100,649      98,738      6.66         74,714      75,990      6.36
                        --------    --------                 --------    --------                 --------    --------

State and Municipal:
  Within 1 year            2,210       2,216      7.76          1,599       1,601      7.54            499         503      6.40
  1 to 5 years            12,080      12,247      7.64          9,789       9,853      7.88          5,326       5,516      8.21
  6 to 10 years           22,352      22,822      7.44         24,008      23,541      7.41         20,848      21,690      7.44
  After 10 years           2,246       2,275      7.39          4,695       4,479      7.28          8,791       9,065      7.42
                        --------    --------                 --------    --------                 --------    --------
    Total                 38,888      39,560      7.52         40,091      39,474      7.51         35,464      36,774      7.54
                        --------    --------                 --------    --------                 --------    --------

Other Investments:
  Within 1 year            2,045       2,048      6.29              -           -         -              -           -         -
  1 to 5 years             9,056       9,008      6.77          9,539       9,276      6.62          6,119       6,246      6.65
  6 to 10 years            7,557       7,359      6.23          8,966       8,364      6.25         10,921      10,991      6.20
  After 10 years           5,430       5,430      6.36          2,672       2,634      6.16          2,482       2,501      7.12
                        --------    --------                 --------    --------                 --------    --------
    Total                 24,088      23,845      6.47         21,177      20,274      6.41         19,522      19,738      6.46
                        --------    --------                 --------    --------                 --------    --------

    Total portfolio     $162,440    $163,273      6.87 %     $168,919    $165,506      6.83 %     $161,718    $164,743      6.57 %
                        ========    ========                 ========    ========                 ========    ========

     The total of outstanding real estate loans at December 31, 2000 was $204,684,000. This consisted of $121,449,000 or 59.3% in loans secured by 1-4 family residential properties, $67,312,000 or 32.9% in loans secured by non-farm, non-residential properties, $9,284,000 or 4.5% in construction and land development, $1,616,000 or .8% in loans secured by farmland and $5,023,000 of other real estate loans.
     Nonperforming real estate loans at December 31, 2000 and 1999 were $65,000 and $107,000, respectively. There were no real estate loans on accrual status and past due 90 days or more at December 31, 2000 and $3,000 at December 31, 1999.

Asset Quality

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs decrease the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Provision and Allowance for Loan Losses" are considered in determining the adequacy of the allowance.
     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Foreclosed properties were $30,000, $30,000 and $385,000 at December 31, 2000, 1999 and 1998, respectively.
     At December 31, 2000 and 1999, loans in a nonaccrual or restructured status totaled approximately $146,000 and $292,000, respectively. As shown in schedule C on page II-22, loans on accrual status and past due 90 days or more have decreased to $239,000 in 2000 from $287,000 in 1999. The total of nonperforming loans and loans past due 90 days or more at December 31, 2000 was $385,000, a decrease of $194,000 from the $579,000 reported at December 31, 1999. Net charge-offs as a percentage of average loans were .13% in 2000 and 1999. Management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Management has in place an aggressive program to control loan delinquencies, and the level of past due loans and nonperforming loans is considered to be within an acceptable range. Total nonperforming loans and loans past due 90 days or more represent .11% of total loans at December 31, 2000 and
 .20% at December 31, 1999. Total nonperforming loans and past due loans 90 days or more on an accrual status is considered low by industry standards.

A.  The following table presents the year-end balances of loans, classified by type (in thousands):
                                                       2000             1999             1998             1997            1996
                                                     --------         --------         --------         --------        --------
Real estate loans:
  Construction and land development                  $  9,284         $  7,317         $  8,104         $  4,442         $ 3,640
  Secured by farmland                                   1,616            1,306            1,491            1,274           1,169
  Secured by 1-4 family residential
    properties                                        121,449          108,994           95,711           94,294          90,192
  Secured by multi-family (5 or more)
    residential properties                              5,023            4,532            2,268            1,521             772
  Secured by nonfarm, nonresidential
    properties                                         67,312           54,170           44,251           41,277          35,289

Loans to farmers                                        1,625            2,468            2,293            2,761           2,672
Commercial and industrial loans                        83,428           66,459           67,154           57,971          49,247
Consumer loans                                         44,389           45,235           46,337           48,499          50,909
Loans for nonrated industrial
  development obligations                               5,590            3,236            1,895            2,398           2,565
All other loans                                            40               24               15               13             124
                                                     --------         --------         --------         --------        --------
  Loans - net of unearned income                     $339,756         $293,741         $269,519         $254,450        $236,579
                                                     ========         ========         ========         ========        ========

There were no foreign loans outstanding during any of the above periods.

B.  An analysis of the loan maturity and interest rate sensitivity is as follows:
                                      Remaining Maturities or First Repricing Opportunities
                                                         (in thousands)
                                   ------------------------------------------------------------
                                                   Over 1        Over
                                    1 Year        Year to        Five
                                    or Less       5 Years       Years         Total     Percent
                                   --------      --------     -------      --------     -------
Commercial, financial
  and agricultural                 $ 94,014      $ 19,304     $ 3,636      $116,954       34.4%

Mortgage                             88,896        79,109       6,571       174,576       51.4%

Consumer                             18,241        29,345         640        48,226       14.2%
                                   --------      --------     -------      --------      ------
                                   $201,151      $127,758     $10,847      $339,756      100.0%
                                   ========      ========     =======      ========      ======

Rate Sensitivity:

Pre-determined rate                $ 19,687      $ 38,038     $ 8,284      $ 66,009       19.4%

Floating or adjustable rate         181,464        89,720       2,563       273,747       80.6%
                                   --------      --------     -------      --------      ------
                                   $201,151      $127,758     $10,847      $339,756      100.0%
                                   ========      ========     =======      ========      ======

Percent                               59.2%         37.6%        3.2%        100.0%

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

C.  Nonperforming loans and loans past due 90 days or more (in thousands, except ratios):
                                             2000       1999       1998       1997      1996
                                            ------     ------     ------     ------    ------
Nonaccruing loans:
  Real Estate                                $ 65       $107       $ 58       $281      $ 14
  Commercial                                   67        131        132        102         -
  Agricultural                                 14         54          -         10        19
                                             ----       ----       ----       ----      ----
    Total nonaccruing loans                   146        292        190        393        33
                                             ----       ----       ----       ----      ----

Restructured loans:
  Commercial                                    -          -          -          -         -
                                             ----       ----       ----       ----      ----
    Total restructured loans                    -          -          -          -         -
                                             ----       ----       ----       ----      ----
      Total nonperforming loans              $146       $292       $190       $393      $ 33
                                             ====       ====       ====       ====      ====

Loans on accrual status past due 90 days or more:
    Real Estate                              $  -       $  3       $  -       $  -      $  -
    Consumer                                  169        226        235        160       241
    Revolving credit                            7          6          4          5         3
    Commercial                                 49         44          3          -       225
    Agricultural                               14          8          7         16        10
                                             ----       ----       ----       ----      ----
      Total past due loans                   $239       $287       $249       $181      $479
                                             ====       ====       ====       ====      ====

Asset Quality Ratios:
  Allowance for loan losses
    to year-end net loans                   1.40%       1.41%      1.42%      1.29%     1.30%
  Nonperforming loans
    to year-end net loans                    .04%        .10%       .07%       .15%      .01%
  Allowance for loan losses
    to nonperforming loans                 32.51% X    14.16% X   20.11% X     8.34X   93.03X

     At December 31, 2000, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Summary of Loan Loss Experience

An analysis of the loan loss allowance is set forth in the following table (in thousands):
                                                 2000       1999        1998        1997        1996
                                                ------     ------      ------      ------      ------
Balance at beginning of period                  $4,135     $3,821      $3,277      $3,070      $2,757
                                                ------     ------      ------      ------      ------

Charge-offs:
  Commercial loans                                 141         34          68         452           9
  Real estate loans                                  9          -           -           -           -
  Consumer loans                                   417        475         440         540         493
                                                ------     ------      ------      ------      ------
                                                   567        509         508         992         502
                                                ------     ------      ------      ------      ------

Recoveries:
  Commercial loans                                  32         40           9           -           3
  Real estate loans                                  1          -           -           -           -
  Consumer loans                                   125        113         116          99         114
                                                ------     ------      ------      ------      ------
                                                   158        153         125          99         117
                                                ------     ------      ------      ------      ------

Net charge-offs                                    409        356         383         893         385
Provision for loan losses                        1,020        670         927       1,100         673
Other                                                -          -           -           -          25
                                                ------     ------      ------      ------      ------
Balance at end of period                        $4,746     $4,135      $3,821      $3,277      $3,070
                                                ======     ======      ======      ======      ======

Percent of net charge-offs
  to average net loans outstanding
  during the period                               .13%       .13%        .15%        .36%        .17%
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

Deposits
The following table presents the average balances of deposits and the average rates paid on those deposits for the past 3 years (in thousands):
                                                        2000                        1999                        1998
                                               -----------------------     -----------------------     -----------------------
                                                Average       Average       Average       Average       Average       Average
                                                Balance         Rate        Balance        Rate         Balance         Rate
                                               ---------     ---------     ---------     ---------     ---------     ---------
Demand deposits -
  non-interest bearing                          $ 49,126          - %       $ 42,923          - %       $ 40,134          - %
Demand deposits - interest bearing                56,141        1.84%         54,143        2.01%         51,116        2.36%
Money market                                      24,861        3.48%         19,250        2.78%         19,031        2.86%
Savings                                           63,739        2.62%         67,247        2.63%         67,265        2.90%
Time                                             202,890        5.47%        183,707        5.05%        174,123        5.32%
                                                --------                    --------                    --------
                                                $396,757        3.70%       $367,270        3.45%       $351,669        3.69%
                                                ========                    ========                    ========

Certificates of Deposit
Certificates of deposit at the end of 2000 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                                $ 8,426
Over 3 through 6 months                          30,141
Over 6 through 12 months                         14,766
Over 12 months                                    3,028
                                                -------
                                                $56,361
                                                =======


Return on Assets and
Shareholders' Equity
The following table presents certain rates of return and percentages for the past 3 years:

                                                 2000       1999       1998
                                                ------     ------     ------
Return on average assets                         1.70%      1.68%      1.64%
Return on average shareholder's equity          14.74%     14.17%     13.79%
Dividend payout ratio                           41.07%     40.44%     39.43%
Average shareholders' equity to
  average assets                                11.54%     11.89%     11.86%


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

                           Quarterly Financial Results
                    (in thousands, except per share amounts)
                American National Bankshares Inc. and Subsidiary

                                                          Fourth        Third         Second        First
                                                         Quarter       Quarter       Quarter       Quarter
                                                        --------      --------      --------      --------

                       2000
                       ----

Interest income.......................................   $10,189       $ 9,853       $ 9,497       $ 9,067
Interest expense......................................     4,687         4,527         4,179         3,950
                                                         -------       -------       -------      --------

  Net interest income.................................     5,502         5,326         5,318         5,117
Provision for loan losses.............................       180           290           335           215
                                                         -------       -------       -------       -------
  Net interest income after provision.................     5,322         5,036         4,983         4,902

Non-interest income...................................     1,275         1,186         1,142         1,175
Non-interest expense..................................     3,538         3,172         3,097         3,123
                                                         -------       -------       -------       -------

  Income before income tax provision..................     3,059         3,050         3,028         2,954
Income tax provision..................................       868           860           848           839
                                                         -------       -------       -------       -------

  Net income..........................................   $ 2,191       $ 2,190       $ 2,180       $ 2,115
                                                         =======       =======       =======       =======

Per common share:
  Net income (basic)...................................  $   .36       $   .36       $   .36       $   .35
  Net income (diluted).................................  $   .36       $   .36       $   .36       $   .35
  Cash dividends.......................................  $  .150       $  .150       $  .150       $  .135

                       1999
                       ----

Interest income........................................  $ 8,816       $ 8,435       $ 8,286       $ 8,162
Interest expense.......................................    3,839         3,720         3,605         3,572
                                                         -------       -------       -------       -------

  Net interest income..................................    4,977         4,715         4,681         4,590
Provision for loan losses..............................      190           120           180           180
                                                         -------       -------       -------       -------
  Net interest income after provision..................    4,787         4,595         4,501         4,410

Non-interest income....................................    1,161         1,161         1,075         1,097
Non-interest expense...................................    3,044         2,927         2,792         2,780
                                                         -------       -------       -------       -------

  Income before income tax provision...................    2,904         2,829         2,784         2,727
Income tax provision...................................      858           841           818           803
                                                         -------       -------       -------       -------

  Net income...........................................  $ 2,046       $ 1,988       $ 1,966       $ 1,924
                                                         =======       =======       =======       =======

Per common share:
  Net income (basic)...................................  $   .34       $   .33       $   .32       $   .32
  Net income (diluted).................................  $   .33       $   .33       $   .32       $   .32
  Cash dividends.......................................  $  .135       $  .135       $  .135       $  .120

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

February 7, 2001

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

To American National Bankshares Inc.:

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




Arthur Andersen LLP



Charlotte, North Carolina,
February 7, 2001

Consolidated Balance Sheets
December 31, 2000 and 1999
American National Bankshares Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------
                                                                                     2000               1999
                                                                                -------------      --------------
ASSETS
Cash and due from banks ........................................................$  16,392,313      $  13,885,239
Interest-bearing deposits in other banks........................................    8,678,150          3,405,705

Investment securities:
  Securities available for sale (at market value)...............................  120,353,348        121,872,335
  Securities held to maturity (market value of $42,919,727
    in 2000 and $43,634,211 in 1999)............................................   42,575,797         44,399,759
                                                                                --------------     --------------
  Total investment securities...................................................  162,929,145        166,272,094
                                                                                --------------     --------------

Loans, net of unearned income ..................................................  339,756,374        293,740,806
Less allowance for loan losses..................................................   (4,746,429)        (4,134,893)
                                                                                --------------     --------------
  Net loans.....................................................................  335,009,945        289,605,913
                                                                                --------------     --------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,518,452 in 2000 and $8,170,506 in 1999.....................    7,868,410          8,051,550
Accrued interest receivable and other assets....................................   10,510,858         10,170,303
                                                                                --------------     --------------
  Total assets..................................................................$ 541,388,821      $ 491,390,804
                                                                                ==============     ==============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  54,495,780      $  47,495,400
  Demand deposits -- interest bearing...........................................   58,272,932         55,622,893
  Money market deposits.........................................................   32,480,105         22,326,340
  Savings deposits..............................................................   61,586,380         64,744,947
  Time deposits.................................................................  219,753,122        195,368,539
                                                                                --------------     --------------
  Total deposits................................................................  426,588,319        385,558,119
                                                                                --------------     --------------

  Repurchase agreements.........................................................   31,729,600         24,954,333
  FHLB Borrowings...............................................................   16,000,000         21,000,000
  Accrued interest payable and other liabilities................................    3,732,619          3,159,802
                                                                                --------------     --------------
  Total liabilities.............................................................  478,050,538        434,672,254
                                                                                --------------     --------------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................            -                  -
  Common stock, $1 par,10,000,000 shares authorized,
    6,063,772 shares outstanding at December 31, 2000 and
    6,103,701 shares outstanding at December 31, 1999...........................    6,063,772          6,103,701
  Capital in excess of par value................................................    9,831,428          9,895,359
  Retained earnings.............................................................   47,119,966         42,466,592
  Accumulated other comprehensive income (loss) -
    net unrealized gains (losses) on securities available for sale..............      323,117         (1,747,102)
                                                                                --------------     --------------
  Total shareholders' equity....................................................   63,338,283         56,718,550
                                                                                --------------     --------------
  Total liabilities and shareholders' equity....................................$ 541,388,821      $ 491,390,804
                                                                                ==============     ==============



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income
For The Years Ended December 31, 2000, 1999 and 1998
American National Bankshares Inc. and Subsidiary
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      2000             1999              1998
                                                                                --------------    --------------    --------------
Interest Income:
  Interest and fees on loans....................................................$  28,300,030     $  23,959,012     $  23,356,412
  Interest on federal funds sold and other......................................      179,215           273,702           271,524
  Income on investment securities:
    U S Government..............................................................      167,977           800,693         2,601,437
    Federal agencies............................................................    6,550,271         5,653,811         4,485,157
    State and municipal ........................................................    1,944,604         1,767,782         1,346,014
    Other investments...........................................................    1,464,462         1,244,133           593,363
                                                                                --------------    --------------    --------------
      Total interest income.....................................................   38,606,559        33,699,133        32,653,907
                                                                                --------------    --------------    --------------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    1,034,845         1,086,744         1,203,786
    Money market................................................................      865,024           534,801           545,061
    Savings.....................................................................    1,671,108         1,768,148         1,949,958
    Time........................................................................   11,094,637         9,283,865         9,260,295
  Interest on repurchase agreements.............................................    1,362,104           876,291         1,116,315
  Interest on other borrowings..................................................    1,315,507         1,186,636           396,183
                                                                                --------------    --------------    --------------
    Total interest expense......................................................   17,343,225        14,736,485        14,471,598
                                                                                --------------    --------------    --------------
Net Interest Income.............................................................   21,263,334        18,962,648        18,182,309
Provision for Loan Losses.......................................................    1,020,000           670,000           927,000
                                                                                --------------    --------------    --------------
Net Interest Income After Provision
  For Loan Losses...............................................................   20,243,334        18,292,648        17,255,309
                                                                                --------------    --------------    --------------
Non-Interest Income:
  Trust and investment services.................................................    2,657,802         2,531,491         2,165,437
  Service charges on deposit accounts...........................................    1,113,548           970,383           902,060
  Other fees and commissions.....................................................      591,724           464,045           427,235
  Mortgage banking income.......................................................      240,390           332,490           428,991
  Other income..................................................................      174,417           196,305           155,971
                                                                                --------------    --------------    --------------
    Total non-interest income...................................................    4,777,881         4,494,714         4,079,694
                                                                                --------------    --------------    --------------
Non-Interest Expense:
  Salaries......................................................................    6,071,352         5,575,472         5,126,819
  Pension and other employee benefits...........................................    1,154,352           955,164         1,140,252
  Occupancy and equipment ......................................................    2,188,769         1,895,799         1,663,880
  Core deposit intangible amortization..........................................      449,816           449,816           449,816
  Other ........................................................................    3,065,631         2,666,880         2,633,106
                                                                                --------------    --------------    --------------
    Total non-interest expense..................................................   12,929,920        11,543,131        11,013,873
                                                                                --------------    --------------    --------------
Income Before Income Tax Provision..............................................   12,091,295        11,244,231        10,321,130
Income Tax Provision............................................................    3,414,930         3,319,881         3,122,881
                                                                                --------------    --------------    --------------
Net Income......................................................................$   8,676,365     $   7,924,350     $   7,198,249
                                                                                ==============    ==============    ==============

Net Income Per Common Share: *
  Basic.........................................................................        $1.42             $1.30             $1.18
  Diluted.......................................................................        $1.42             $1.30             $1.18
Average Common Shares Outstanding:
  Basic.........................................................................    6,096,037         6,103,485         6,103,466
  Diluted.......................................................................    6,101,415         6,118,540         6,105,318

* - Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS of CHANGES
in SHAREHOLDERS' EQUITY
For the Years Ended December  31, 2000, 1999 and 1998
American National Bankshares Inc. and Subsidiary
                                                Common Stock                                        Accumulated
                                         -------------------------    Capital in                       Other           Total
                                                                       Excess of     Retained      Comprehensive   Shareholders'
                                           Shares        Amount        Par Value     Earnings      Income (Loss)       Equity
                                         -----------   -----------   -----------   ------------    -------------   -------------

Balance, December 31, 1997................ 3,051,733   $ 3,051,733   $ 9,892,304   $36,438,185      $  620,543     $50,002,765

Net income................................         -             -             -     7,198,249               -       7,198,249

Change in unrealized gains on securities
  available for sale, net of tax..........         -             -             -             -         497,743         497,743
                                                                                                                   ------------

    Comprehensive income..................                                                                           7,695,992

Cash dividends declared and paid..........         -             -            -     (2,838,111)              -      (2,838,111)
                                          ----------   -----------   -----------   ------------     -----------    ------------

Balance, December 31, 1998................ 3,051,733     3,051,733     9,892,304    40,798,323       1,118,286      54,860,646

Net income................................        -              -             -     7,924,350               -       7,924,350

Change in unrealized losses on securities
  available for sale, net of tax..........        -              -             -             -      (2,865,388)     (2,865,388)
                                                                                                                   ------------

    Comprehensive income..................                                                                           5,058,962

Common stock issued in 2 for 1 stock
  split................................... 3,051,733     3,051,733             -    (3,051,733)              -               -

Stock options exercised...................       235           235         3,055             -               -           3,290

Cash dividends declared and paid..........         -             -             -    (3,204,348)              -      (3,204,348)
                                          ----------   -----------   -----------   ------------     -----------    ------------

Balance, December 31, 1999................ 6,103,701     6,103,701     9,895,359    42,466,592      (1,747,102)     56,718,550

Net income................................         -             -             -     8,676,365               -       8,676,365

Change in unrealized gains on securities
  available for sale, net of tax..........         -             -             -             -       2,070,219       2,070,219
                                                                                                                   ------------

    Comprehensive income..................                                                                          10,746,584

Stock repurchase..........................   (40,000)      (40,000)      (64,854)     (459,334)              -        (564,188)

Stock options exercised...................        71            71           923             -               -             994

Cash dividends declared and paid..........         -             -             -    (3,563,657)              -      (3,563,657)
                                          ----------   -----------   -----------   -----------      -----------    ------------

Balance, December 31, 2000................ 6,063,772   $ 6,063,772   $ 9,831,428   $47,119,966      $  323,117     $63,338,283
                                          ==========   ===========   ===========   ===========      ===========    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2000, 1999 and 1998
American National Bankshares Inc. and Subsidiary
                                                                                     2000             1999             1998
                                                                                -------------    -------------    -------------
Cash Flows from Operating Activities:
  Net income....................................................................$  8,676,365     $  7,924,350     $  7,198,249
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses.................................................   1,020,000          670,000          927,000
      Depreciation..............................................................   1,116,688        1,029,875          814,870
      Core deposit intangible amortization......................................     449,816          449,816          449,816
      Amortization (accretion) of premiums and discounts
        on investment securities................................................     (49,789)          77,488          (42,918)
      Loss (gain) on sale of securities.........................................       1,751           (7,970)         (18,300)
      Gain on sale of loans.....................................................    (240,390)        (332,490)        (428,991)
      Gain on sale of real estate owned.........................................           -          (94,462)               -
      Gain on sale of property and equipment....................................           -           (6,150)               -
      Deferred income taxes benefit.............................................    (415,002)        (211,558)        (312,768)
      Increase in interest receivable...........................................    (529,596)          (1,282)        (159,538)
      Increase in other assets..................................................    (697,250)        (394,986)          (1,639)
      Increase (decrease) in interest payable...................................     284,949          176,627          (21,910)
      Increase (decrease) in other liabilities..................................     287,868         (191,290)         701,160
                                                                                -------------    -------------    -------------
      Net cash provided by operating activities.................................   9,905,410        9,087,968        9,105,031
                                                                                -------------    -------------    -------------

Cash Flows from Investing Activities:
   Proceeds from maturities, calls, and sales of securities ....................  14,261,280       50,241,341       47,430,116
   Purchases of securities available for sale...................................  (7,504,500)     (51,708,123)     (55,738,003)
   Purchases of securities held to maturity.....................................    (229,097)      (5,803,523)     (11,212,515)
   Net increase in loans........................................................ (46,183,642)     (24,245,589)     (15,023,315)
   Proceeds from sale of real estate owned......................................           -          449,462                -
   Purchases of real estate owned...............................................    (215,000)               -                -
   Purchases of property and equipment..........................................    (933,548)      (1,472,195)      (1,903,664)
                                                                                -------------    -------------    -------------
   Net cash used in investing activities........................................ (40,804,507)     (32,538,627)     (36,447,381)
                                                                                -------------    -------------    -------------

Cash Flows from Financing Activities:
   Net increase in demand, money market,
     and savings deposits.......................................................  16,645,617        2,525,430        7,178,345
   Net increase (decrease) in time deposits.....................................  24,384,583       24,707,800         (456,372)
   Net (decrease) increase in FHLB borrowings...................................  (5,000,000)       8,000,000       13,000,000
   Net increase (decrease) in federal funds purchased
     and repurchase agreements..................................................   6,775,267       (6,068,501)      11,483,870
   Cash dividends paid..........................................................  (3,563,657)      (3,204,348)      (2,838,111)
   Repurchase of stock..........................................................    (564,188)               -                -
   Proceeds from exercise of stock options......................................         994            3,290                -
                                                                                -------------    -------------    -------------
   Net cash provided by financing activities....................................  38,678,616       25,963,671       28,367,732
                                                                                -------------    -------------    -------------

Net Increase in Cash and Cash Equivalents.......................................   7,779,519        2,513,012        1,025,382

Cash and Cash Equivalents at Beginning of Period................................  17,290,944       14,777,932       13,752,550
                                                                                -------------    -------------    -------------

Cash and Cash Equivalents at End of Period......................................$ 25,070,463     $ 17,290,944     $ 14,777,932
                                                                                =============    =============    =============


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 16,392,313     $ 13,885,239     $ 14,071,687
    Interest-bearing deposits in other banks....................................   8,678,150        3,405,705          706,245
                                                                                -------------    -------------    -------------

                                                                                $ 25,070,463     $ 17,290,944     $ 14,777,932
                                                                                =============    =============    =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 17,058,276     $ 14,559,858     $ 14,493,509
  Income taxes paid.............................................................$  3,788,800     $  3,786,339     $  2,950,000
  Transfer of loans to other real estate owned..................................$          -     $          -     $    385,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

                American National Bankshares Inc. and Subsidiary




1.  Summary of Accounting Policies:


Consolidation
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the Cities of Danville and Martinsville, Town of South Boston, the Counties of Pittsylvania, Henry, and Halifax in Virginia and the County of Caswell in North Carolina. ANB Mortgage Corp., a wholly owned subsidiary of the Bank, commenced mortgage lending operations in December 1996. ANB Services Corp., another wholly owned subsidiary of the Bank, was formed in October 1999 to offer non-deposit products such as mutual funds and insurance products. All significant intercompany transactions and accounts are eliminated in consolidation.


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


Allowance for Loan Losses
     The allowance for loan losses is an estimate of losses inherent in the loan portfolio as determined by management taking into consideration identified impaired loans, historical loan loss experience, diversification of the loan portfolio, amounts of secured and unsecured loans, banking industry standards and averages, and general economic conditions. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become reasonably estimable.


Bank Premises and Equipment
     Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated using primarily accelerated methods over estimated lives generally as follows: buildings, 10 to 50 years; and furniture and equipment, 3 to 10 years.


Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight-line basis over 10 years. At December 31, 2000, the Bank had $2,284,000 recorded as core deposit intangibles, net of amortization. The Bank recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 2000. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2000, no impairment had been identified.

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


Income Taxes
     The Corporation uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Corporation's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.


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

Reclassifications
     Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New Accounting Pronouncements.
     In February 1998, SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits", was issued, amending FASB Statements No. 87, 88, and 106. This Statement does not change the measurement or recognition of
pension  and   postretirement   benefit   plans  but   standardizes   disclosure
requirements. The new disclosure requirements of SFAS No. 132 have been adopted and are included in Note 11 to the Consolidated Financial Statements.
     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. Adoption is not expected to have a material impact on the Corporation.
     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement revises the criteria for accounting for securitizations, other financial-assets transfers and collateral and introduces new disclosures. This statement is effective for fiscal years ending after March 31, 2001. The adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

2.  Parent Company Financial Information:
     Condensed parent company financial information is as follows (in thousands):

                                                    As of December 31
Condensed Balance Sheets                            2000         1999
------------------------                          --------     --------
Assets
  Cash                                            $    612     $    211
  Investment in Subsidiary                          62,270       56,024
  Other Assets                                         456          484
                                                  --------     --------
    Total Assets                                  $ 63,338     $ 56,719
                                                  ========     ========

Liabilities                                       $      -     $      -
  Shareholders' Equity                              63,338       56,719
                                                  --------     --------
    Total Liabilities and Shareholders Equity     $ 63,338     $ 56,719
                                                  ========     ========


                                                    For the Year Ended
                                                        December 31
Condensed Statements of Income                  2000         1999       1998
------------------------------               ---------    ---------   --------

Dividends from Subsidiary                    $  4,640     $  3,857    $  2,903
  Expenses                                       (140)         (16)        (44)
  Income Before Equity in Undistributed
    Earnings of Subsidiary                      4,500        3,841       2,859
  Equity in Undistributed Earnings
    of Subsidiary                               4,176        4,083       4,339
                                             ---------    ---------   ---------
    Net Income                               $  8,676     $  7,924    $  7,198
                                             =========    =========   =========


                                                    For the Year Ended
                                                        December 31
Condensed Statements of Cash Flows              2000         1999        1998
----------------------------------           ---------    ---------   ---------
Cash provided by dividends received
  from Subsidiary                            $  4,640     $  3,857    $  2,903
Cash used for payment of dividends             (3,564)      (3,204)     (2,838)
Cash used for repurchase of stock                (564)           -           -
Other                                            (111)        (497)        (19)
                                             ---------    ---------   ---------
  Net increase in cash                       $    401     $    156    $     46
                                             ==========   =========   =========

3.  Investment Securities:
     The amortized cost and estimated fair value of investments in debt securities at December 31, 2000 and 1999 were as follows (in thousands):

                                                  2000
                                  ----------------------------------------
                                  Amortized                     Estimated
                                     Cost     Gains    Losses   Fair Value
                                  ---------   ------   ------   ----------
Securities held to maturity:
  U.S. Government                 $       -   $    -  $    -     $      -
  Federal agencies                   21,958       66     (69)      21,955
  State and municipal                20,618      369     (22)      20,965
                                  ---------   ------  -------    --------
  Total securities held
    to maturity                      42,576      435     (91)      42,920
                                  ---------   ------  -------    --------
Securities available for sale:
  U.S. Government                         -        -       -            -
  Federal agencies                   77,506      662    (255)      77,913
  State and municipal                18,270      384     (59)      18,595
  Corporate bonds and other          24,088       38    (281)      23,845
                                  ---------   ------  -------    --------
  Total securities
    available for sale              119,864    1,084    (595)     120,353
                                  ---------   ------  -------    --------

  Total securities                $ 162,440   $1,519  $ (686)    $163,273
                                  =========   ======  =======    ========


                                                  1999
                                  -----------------------------------------
                                  Amortized                      Estimated
                                     Cost     Gains    Losses    Fair Value
                                  ---------   ------   ------    ----------
Securities held to maturity:
  U.S. Government                 $       -   $    -  $     -     $      -
  Federal agencies                   23,633       15     (401)      23,247
  State and municipal                20,767      115     (495)      20,387
                                  ---------   ------  --------    --------
  Total securities held
    to maturity                      44,400      130     (896)      43,634
                                  ---------   ------  --------    --------

Securities available for sale:
  U.S. Government                     7,002       18        -        7,020
  Federal agencies                   77,016      103   (1,628)      75,491
  State and municipal                19,324      107     (344)      19,087
  Corporate bonds and other          21,177        -     (903)      20,274
                                  ---------   ------  --------    --------
  Total securities
    available for sale              124,519      228   (2,875)     121,872
                                  ---------   ------  --------    --------

  Total securities                $ 168,919    $ 358  $(3,771)    $165,506
                                  =========   ======  ========    ========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Corporate bonds consist of high quality debt securities, primarily issued in the financial services industry.

                               Held to Maturity           Available for Sale
                            ----------------------      -----------------------
                            Amortized   Estimated        Amortized   Estimated
                              Cost      Fair Value       Cost        Fair Value
                            ---------   ----------       ---------   ----------
Due in one year or less     $ 10,855    $ 10,891         $ 13,917    $ 13,956
Due after one year
  through five years          13,337      13,487           58,736      59,125
Due after five years
  through ten years           12,534      12,744           21,455      21,516
Due after ten years            5,850       5,798           25,756      25,756
                            --------    --------         --------    --------
                            $ 42,576    $ 42,920         $119,864    $120,353
                            ========    ========         ========    ========

     Proceeds from calls exercised by the issuers of investments in debt securities were $65,000 in 2000, $8,592,000 in 1999 and $14,753,000 in 1998.
Proceeds from sales of investments in debt securities were $0 in 2000, $3,946,000 in 1999 and $0 in 1998. The Bank recognized losses of $2,000 on called securities during 2000, gains of $8,000 on sale of securities in 1999, and gains of $18,000 on called securities during 1998.
     Investment securities with a book value of approximately $54,002,000 at December 31, 2000 were pledged to secure deposits of the U. S. Government, state and political sub-divisions and for other purposes as required by law. Of this amount, $39,786,000 was pledged to secure repurchase agreements.


4.  Loans:
     Outstanding loans at December 31, 2000 and 1999 were composed of the following (in thousands):

                                                                2000      1999
                                                              --------  --------
Real Estate loans
  Construction and land development                           $  9,284  $  7,317
  Secured by farmland                                            1,616     1,306
  Secured by 1 - 4 family residential properties               121,449   108,994
  Secured by multi-family (5 or more) residential properties     5,023     4,532
  Secured by nonfarm, nonresidential properties                 67,312    54,170
Loans to farmers                                                 1,625     2,468
Commercial and industrial loans                                 83,428    66,459
Consumer loans                                                  44,389    45,235
Loans for nonrated industrial development obligations            5,590     3,236
All other loans                                                     40        24
                                                              --------  --------
  Loans, net of unearned income                               $339,756  $293,741
                                                              ========  ========

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 2000 and 1999, loans in a nonaccrual or restructured status totaled approximately $146,000 and $292,000, respectively.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 2000, 1999 and 1998, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans, if all such loans had been accruing interest at the original contractual rate, was $15,000, $23,000 and $14,000, respectively. No interest payments were recorded in 2000, 1999 or 1998 as interest income for all such nonperforming loans.
     Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     As of January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Bank had previously measured the allowance for loan losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

     For purposes of applying SFAS No. 114, commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are excluded from the scope of SFAS No. 114 as they are considered smaller-balance homogeneous loans that are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status. As of December 31, 2000 and 1999, the Bank had not identified any loans as impaired.
     The loan portfolio is concentrated primarily in the immediate geographic region which is the Corporation's trade area consisting of the Cities of Danville and Martinsville, Town of South Boston, and Pittsylvania, Henry, and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 2000.
     An analysis of the allowance for loan losses is as follows (in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------
Balance, beginning of year                       $ 4,135    $ 3,821    $ 3,277
Provision for loan losses charged to expense       1,020        670        927
Charge-offs                                         (567)      (509)      (508)
Recoveries                                           158        153        125
                                                 --------   --------   --------
Balance, end of year                             $ 4,746    $ 4,135    $ 3,821
                                                 ========   ========   ========


5.  Time Deposits:
     Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $56,361,000, $45,887,000 and $32,851,000 at December
31, 2000, 1999 and 1998, respectively. Interest expense on such deposits during 2000, 1999 and 1998 was $2,781,000, $1,566,000 and $1,436,000, respectively.


6.  Short-Term Borrowings:
     Repurchase agreements of $31,730,000 and $24,954,000 comprised short-term borrowings at December 31, 2000 and 1999, respectively. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. In addition, the Bank has 15% of assets, or approximately $81,140,000, in credit availability with the FHLB at December 31, 2000 which is secured by qualifying mortgages or other acceptable security.

7.  Stock Options:
     The Company uses the intrinsic value method in determining compensation expense for stock options which represents the excess of the market price of stock over the exercise price on the measurement date. Since the exercise price of all options granted was equal to or exceeded the market value of the stock at the date of grant, no compensation expense has been recognized.
     The following table reflects the pro forma net income and earnings per share had the Corporation elected to adopt the fair value approach of SFAS No. 123 (in thousands except per share data):

                              2000        1999        1998
                            -------     -------     -------
Net Income:
  As reported               $ 8,676     $ 7,924     $ 7,198
  Pro forma                   8,369       7,623       7,036
Earnings per share
  As reported               $  1.42     $  1.30     $  1.18
  Pro forma                    1.37        1.25        1.15

     The weighted average fair values of options at their grant date during 2000, 1999 and 1998 were $7.25, $6.62 and $7.53, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted-average of the assumptions used in the model.

                                        2000       1999       1998
                                       ------     ------     ------
Risk-free interest rate                 6.17%      5.29%      5.41%
Expected years until exercise           5.50       5.50       5.50
Expected stock volatility              47.95%     38.32%     15.59%

     At December 31, 2000, and 1999, the Corporation had 300,000 shares of its authorized but unissued common stock reserved for its incentive and nonqualified stock option plan. These options vest from immediately to three years and have a maximum term of ten years.
     A summary of stock option transactions under the plan follows:

                                            Option               Option Price
                                            Shares                  Per Share
                                          ---------            --------------
Outstanding at December 31, 1997            32,000             $14.00
  Granted                                   42,000             $15.63 - 18.75
  Exercised                                      -                    -
  Forfeited                                 (2,200)            $14.00
                                          ---------            --------------
Outstanding at December 31, 1998            71,800             $14.00 - 18.75
  Granted                                   71,000             $13.69 - 20.00
  Exercised                                   (235)            $14.00
  Forfeited                                 (3,965)            $13.69 - 14.00
                                          ---------            --------------
Outstanding at December 31, 1999           138,600             $13.69 - 20.00
  Granted                                   17,400             $13.25 - 15.50
  Exercised                                    (71)            $14.00
  Forfeited                                ( 4,229)            $13.69 - 14.00
                                          ---------            --------------
Outstanding at December 31, 2000           151,700             $13.25 - 20.00
                                          =========            ==============

     The following table summarizes information related to stock options outstanding on December 31, 2000:

                  Number of Options Outstanding    Number of Options Exercisable
Exercise Prices   at December 31, 2000             at December 31, 2000
---------------   -----------------------------    -----------------------------
   $13.25                     3,000                            3,000
    13.38                    10,000                           10,000
    13.69                    51,500                           51,500
    14.00                    24,800                           24,800
    15.50                     4,400                            4,400
    15.63                    14,000                           14,000
    17.00                     6,000                            6,000
    17.19                    14,000                           14,000
    18.75                    14,000                           14,000
    20.00                    10,000                           10,000
                            -------                          -------
                            151,700                          151,700
                            =======                          =======


8.  Income Taxes:
     The components of the Corporation's net deferred tax assets as of December 31, 2000 and December 31, 1999, were as follows (in thousands):

                                               2000          1999
                                             -------       --------
Deferred tax assets:
Allowance for loan losses                    $ 1,431       $ 1,211
Net unrealized losses on securities                -           900
Deferred compensation                            279           269
Other                                            297           235
                                             -------       --------
                                               2,007         2,615
Valuation allowance                                -          (171)
                                             -------       --------
Total deferred tax assets                      2,007         2,444
                                             -------       --------

Deferred tax liabilities:
Depreciation                                     256           251
Net unrealized gains on securities               166             -
Accretion of discount                            106            67
Other                                             71            91
                                             -------       --------
Total deferred tax liabilities                   599           409
                                             -------       --------
Net deferred tax assets                      $ 1,408       $ 2,035
                                             =======       ========

     The provision for income taxes consists of the following (in thousands):

                                   2000         1999        1998
                                 --------     --------    --------
Taxes currently payable          $ 3,830      $ 3,532     $ 3,436
Deferred tax benefit                (415)        (212)       (313)
                                 --------     --------    --------
                                 $ 3,415      $ 3,320     $ 3,123
                                 ========     ========    ========

     The effective rates of the provision differ from the statutory federal income tax rates due to the following items:

                                  2000         1999        1998
                                 ------       ------      ------
Federal statutory rate            34.0%        34.0%       34.0%
Nontaxable interest income        (4.7)        (4.5)       (3.8)
Other                             (1.1)           -          .1
                                 ------       ------      ------
                                  28.2%        29.5%       30.3%
                                 ======       ======      ======


9.  Commitments and Contingent Liabilities:
     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.
     Commitments to extend credit, which amounted to $85,489,000 and $86,931,000 at December 31, 2000 and 1999, respectively, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were $800,000 in commitments to purchase securities when issued at December 31, 2000 and none at December 31, 1999.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2000 and 1999 the Bank had $1,531,000 and $1,193,000 in outstanding standby letters of credit. Commercial letters of credit amounted to $60,000 at December 31, 2000.
     Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position or consolidated results of operations.
     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. At December 31, 2000, this reserve requirement was approximately $1,821,000.


10.  Related Party Transactions:
     The Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The total amount of loans outstanding to the executive officers, directors and their business interests was $14,793,000 and $10,188,000 at December 31, 2000 and 1999, respectively. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 2000, 1999 and 1998 was approximately 4.5% of gross loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 2000, none of these loans were restructured, nor were any related party loans charged off during 2000. An analysis of these loans for 2000 is as follows (in thousands):

Balance, beginning of year          $ 10,188
  Additions                           27,857
  Repayments                         (23,252)
                                    ---------
Balance, end of year                $ 14,793
                                    =========


11.  Employee Benefit Plans:
     The Bank's retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     The following table sets forth the plan's funded status as of December 31, 2000 and 1999 (in thousands):

                                                       2000         1999
                                                     --------     --------
Change in benefit obligation:
  Benefit obligation at beginning of year            $ 4,462      $ 3,920
  Service cost                                           238          233
  Interest cost                                          322          274
  Actuarial gain                                         (83)          78
  Benefits paid                                         (817)         (43)
                                                     --------     --------
  Benefit obligation at end of year                  $ 4,122      $ 4,462
                                                     ========     ========

Change in plan assets
  Fair value of plan assets at beginning of year     $ 5,053      $ 4,549
  Actual return on plan assets                           151          547
  Employer contributions                                  66            -
  Benefits paid                                         (817)         (43)
                                                     --------     --------
  Fair value of plan assets at end of year           $ 4,453      $ 5,053
                                                     ========     ========

  Funded status                                      $   331      $   591
  Unrecognized net actuarial gain                       (288)        (470)
  Unrecognized net obligation at transition              (30)         (42)
  Unrecognized prior service cost                       (144)        (168)
                                                     --------     --------
  Prepaid asset                                      $  (131)     $   (89)
                                                     ========     ========

     Major assumptions and net periodic pension cost include the following (in thousands):

Weighted-average assumptions:                        2000     1999     1998
                                                    ------   ------   ------
Discount rate:
  Post-retirement                                    6.00%    6.00%    6.00%
  Pre-retirement                                     7.50     7.00     7.00

Expected return on plan assets                       8.00     8.00     8.00
Rate of compensation increase                        4.00     4.00     4.00

Components of net periodic benefit cost:
  Service cost                                      $ 238    $ 233    $ 198
  Interest cost                                       322      274      240
  Expected return on plan assets                     (404)    (364)    (304)
  Amortization of prior service cost                  (24)     (24)     (24)
  Amortization of net obligation at transition        (12)     (12)     (12)
  Recognized net actuarial gain                       (12)       -        -
                                                    ------   ------   ------
  Net periodic benefit cost                         $ 108    $ 107    $  98
                                                    ======   ======   ======

     A non-contributory deferred compensation plan was adopted in 1982 by the Board of Directors of the Bank which covers certain key executives. The expense for this plan was $110,000, $63,000 and $151,000 for years 2000, 1999 and 1998, respectively.
     A 401(k) savings plan was adopted in 1995 which covers substantially all full-time employees of the Bank. The Bank matches a portion of the contribution made by employee participants after at least one year of service. The Bank contributed $110,000, $108,000 and $92,000 to the 401(k) plan in 2000, 1999 and
1998, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

12. Fair Value of Financial Instruments:
     The estimated fair values of the Corporation's assets are as follows (in thousands):

                                           December 31, 2000
                                       ------------------------
                                        Carrying           Fair
                                          Amount          Value
                                       ---------      ---------
Financial assets:
  Cash and federal funds sold          $  25,071      $  25,071
  Investment securities                  162,929        163,273
  Other                                   10,511         10,511
  Loans, net                             335,010        335,392

Financial liabilities:
  Deposits                             $ 426,588      $ 425,900
  Repurchase agreements                   31,730         31,730
  Other borrowings                        16,000         16,034
  Other liabilities                        3,733          3,733

Off balance sheet instruments:
  Commitments to extend credit                 -              -
  Standby letters of credit                    -             20

                                           December 31, 1999
                                       ------------------------
                                        Carrying           Fair
                                          Amount          Value
                                       ---------      ---------
Financial assets:
  Cash and federal funds sold          $  17,291      $  17,291
  Investment securities                  166,272        165,506
  Other                                   10,170         10,170
  Loans, net                             289,606        288,839

Financial liabilities:
  Deposits                             $ 385,558      $ 384,666
  Repurchase agreements                   24,954         24,954
  Other borrowings                        21,000         20,383
  Other liabilities                        3,160          3,160

Off balance sheet instruments:
  Commitments to extend credit                 -              -
  Standby letters of credit                    -             15

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


Off balance sheet instruments
     The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2000 no fees were charged for commitments to extend credit. All such commitments were subject to current market rates and pose no known credit exposure. As a result, no fair value has been estimated for these commitments.
     The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.


13. Dividend Restrictions and Capital:
     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $8,259,000 plus an additional amount equal to the Bank's net income for 2000 up to the date of any dividend declaration.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets. At December 31, 2000 and 1999 these ratios were above the minimums as follows (in thousands):

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                For Capital           Prompt Corrective
                                          Actual             Adequacy Purposes:       Action Provisions:
                                   --------------------     --------------------     --------------------
                                    Amount      Ratio        Amount      Ratio        Amount      Ratio
                                   --------   ---------     --------   ---------     --------   ---------
As of December 31, 2000:
  Total Capital
      Corporation                  $64,787      17.09%      $30,333      >8.0%
      Bank                          63,713      16.82%       30,296      >8.0%       $37,870     >10.0%

  Tier I Capital
      Corporation                   60,731      16.02%       15,167      >4.0%
      Bank                          59,663      15.75%       15,148      >4.0%        22,722      >6.0%

  Leverage Capital
      Corporation                   60,731      11.59%       15,725      >3.0%
      Bank                          59,663      11.39%       15,711      >3.0%        26,185      >5.0%


As of December 31, 1999:
  Total Capital
      Corporation                  $59,868      17.79%      $26,915      >8.0%
      Bank                          59,173      17.61%       26,876      >8.0%       $33,595     >10.0%

  Tier I Capital
      Corporation                   55,733      16.57%       13,457      >4.0%
      Bank                          55,038      16.38%       13,438      >4.0%        20,157      >6.0%

  Leverage Capital
      Corporation                   55,733      11.52%       14,508      >3.0%
      Bank                          55,038      11.39%       14,493      >3.0%        24,155      >5.0%

14. Segment and Related Information:
     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Comparable prior period information is presented. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.
     Segment information for the years 2000, 1999 and 1998 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                            2000
----------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                 Community    Investment               Intersegment
                                                 Banking      Services      Other      Eliminations    Total
                                                 ---------    ----------    -----      ------------    -----
Interest income                                  $ 38,606     $      -      $    22    $     (22)      $ 38,606
Interest expense                                   17,343            -           22          (22)        17,343
Non-interest income - external customers            1,779        2,658          341            -          4,778
Non-interest income - internal customers                -           54            -          (54)             -
Operating income before income taxes               10,588        1,791         8,528      (8,816)        12,091
Depreciation and amortization                       1,516           40            11           -          1,567
Total assets                                      541,273            -        64,135     (64,019)       541,389
Capital expenditures                                  906           19             9           -            934

                                                                            1999
----------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                 Community    Investment               Intersegment
                                                 Banking      Services      Other      Eliminations    Total
                                                 ---------    ----------    -----      ------------    -----
Interest income                                  $ 33,669     $      -      $    30    $     (30)      $ 33,669
Interest expense                                   14,736            -           30          (30)        14,736
Non-interest income - external customers            1,629        2,532          334            -          4,495
Non-interest income - internal customers                -           52            -          (52)             -
Operating income before income taxes                9,558        1,781        7,846       (7,941)        11,244
Depreciation and amortization                       1,416           48           15            -          1,479
Total assets                                      491,151            -       57,241      (57,001)       491,391
Capital expenditures                                1,466            -            6            -          1,472

                                                                            1998
---------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                 Community    Investment               Intersegment
                                                 Banking      Services      Other      Eliminations    Total
                                                 ---------    ----------    -----      ------------    -----
Interest income                                  $ 32,654     $      -      $    38    $     (38)      $ 32,654
Interest expense                                   14,472            -           38          (38)        14,472
Non-interest income - external customers            1,487        2,165          427            -          4,079
Non-interest income - internal customers                -           52            -          (52)             -
Operating income before income taxes                8,958        1,400        7,205       (7,242)        10,321
Depreciation and amortization                       1,205           42           18            -          1,265
Total assets                                      460,657            -       56,529      (56,803)       460,383
Capital expenditures                                1,898            -            6            -          1,904

                        American National Bankshares Inc.
                                 628 Main Street
                               Post Office Box 191
                            Danville, Virginia 24543

                    Notice of Annual Meeting of Shareholders
                            To be held April 24, 2001



NOTICE is hereby given that the Annual Meeting of Shareholders of American National Bankshares Inc. (the "Corporation") will be held as follows:

                            Place: The Wednesday Club
                                1002 Main Street
                               Danville, VA 24541

                              Date: April 24, 2001


                                Time: 11:30 a.m.

          THE ANNUAL MEETING IS BEING HELD FOR THE FOLLOWING PURPOSES:


     1. To elect four (4) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class II.

     2. To transact any other business that may properly come before the meeting or any adjournment thereof.

The record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting is the close of business on March 9, 2001.



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


Dated:  March 22, 2001

                        American National Bankshares Inc.

                                 628 Main Street
                                  P. O. Box 191
                            Danville, Virginia 24543

                                 Proxy Statement


                         Annual Meeting of Shareholders
                            To be held April 24, 2001

                                  INTRODUCTION


     This Proxy Statement is furnished in conjunction with the solicitation by the Board of Directors of American National Bankshares Inc. (the "Corporation") of the accompanying proxy to be used at the Annual Meeting of Shareholders of the Corporation and at any adjournments thereof. The meeting will be held on Tuesday, April 24, 2001, 11:30 a.m., at The Wednesday Club, 1002 Main Street, Danville, Virginia, for the purposes set forth below and in the Notice of Annual Meeting of Shareholders. Shares represented by properly executed proxy, if such proxies are received in time and not revoked, will be voted at the Annual Meeting as set forth therein.

                       INFORMATION AS TO VOTING SECURITIES

     The Board of Directors has set March 9, 2001 as the record date for the determination of shareholders entitled to notice of and to vote at the Annual Meeting. Only shareholders of record on that date will be entitled to vote on the matters described herein. As of March 9, 2001, the Corporation had 1,385 shareholders of record. To the Corporation's knowledge, no one individual or entity owns directly or indirectly more than 5% of the Corporation's common stock ("the Common Stock") except Ambro and Company, the nominee name in which American National Bank and Trust Company (the "Bank"), the Corporation's banking subsidiary, registers securities it holds in a fiduciary capacity, which held 1,195,151 shares on March 9, 2001.

     The number of shares of the Common Stock, there being no other class of stock, outstanding and entitled to vote at the Annual Shareholders' Meeting is 6,030,772. There are 1,195,151 shares held of record by Ambro and Company which amount represents 19.8175% of the outstanding securities, and only 431,666 of these shares may be voted by the existing co-fiduciaries. The remaining shares may not be voted by the Bank but co-fiduciaries may be qualified for the sole purpose of voting all or a portion of the shares at the Annual Meeting.

     A majority of the votes entitled to be cast on matters to be considered at the Annual Meeting constitutes a quorum. If a share is represented for any purpose at the Annual Meeting, it is deemed to be present for quorum purposes for all matters considered at the Annual Meeting. Abstentions and shares held of record by a broker or its nominee ("Broker Shares") that are voted on any matter are included in determining the number of votes present or represented at the Annual Meeting. Broker Shares that are not voted on any matter at the Annual Meeting will not be included in determining whether a quorum is present. Directors are elected by a plurality of the votes cast by holders of the Common Stock at a meeting at which a quorum is present. Votes that are withheld and Broker Shares that are not voted in the election of directors will not be included in determining the number of votes cast.

     This proxy statement and the enclosed form of proxy were first mailed to shareholders on or about March 22, 2001.

                                VOTING OF PROXIES

     If the enclosed proxy is properly executed, dated, returned and not revoked, it will be voted in accordance with the specification made by the shareholder. If a specification is not made, it will be voted "FOR" the proposals set forth below and in the notice of Annual Meeting of Shareholders. Shareholder's may revoke their proxy by delivering a written notice of revocation to the Corporation at its principal office to the attention of T. Allen Liles, Secretary, at any time before the proxy is exercised or by attending the meeting and voting in person. Richard G. Barkhouser, H. Dan Davis, or James A. Motley, or any of them, will act as proxies on behalf of the Board of Directors.

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

                         PURPOSES OF THE ANNUAL MEETING

     As set forth in the Notice of Annual Meeting of Shareholders, the Board of Directors is seeking proxies in connection with the following proposals to be set forth before the shareholders:

     1. To elect four (4) directors of the Corporation to fill the vacancies created by the expiration of the terms of the Directors of Class II.

     2. To transact any other business that may properly come before the meeting or any adjournment thereof.

                              ELECTION OF DIRECTORS

     Four Directors of Class II are to be elected at the Annual Meeting of Shareholders to serve until the Annual Meeting in 2004 and until their respective successors are duly elected and qualified. Management proposes that the four (4) nominees listed in this Proxy Statement as Directors of Class II be elected.

     The nominees for whom the persons named as proxies intend to vote as directors, unless otherwise indicated on the form of proxy, and certain information with regard to their ownership of the Common Stock and memberships on various committees of the Board of Directors of the Corporation, are set forth below.

                                    NOMINEES

         Directors of Class II to be elected for a term expiring in 2004

                                                                       Amount of Common Stock
                                                          Director     Owned Beneficially and
      Name, Principal                                     of Bank      Nature of Ownership on                        Percent
      Occupation and (Age)                                 Since       January 31, 2001                              of Class
      --------------------                                --------     ----------------------                        --------
      Fred A. Blair (54)                                    1992       4,082 - Direct (1)                             .0673
        President, Blair Construction, Inc.,                             300 - Family Relationship (3)                .0049
        Gretna, VA, commercial building
        contractor

      E. Budge Kent, Jr. (62)                               1979       41,897 - Direct (1)(6)                         .6897
        Senior Vice President of the                                    1,262 - Family Relationship (4)               .0208
        Corporation and Executive Vice
        President & Chief Trust & Investment
        Officer of the Bank


      Fred B. Leggett, Jr. (64)                             1994       18,509 - Direct (1)(2)                         .3052
        Retired Chairman and Chief Executive                           12,768 - Family Relationship (4)               .2106
        Officer, Leggett Stores, Danville, VA,
        retail department stores

      Claude B. Owen, Jr. (55)                              1984       11,432 - Direct (1)                            .1885
        Retired Chairman & Chief Executive                              4,200 - Family Relationship (4)               .0693
        Officer of DIMON Incorporated, Danville, VA,
        leaf tobacco dealer, since May, 1999;
        prior thereto, Chairman & Chief Executive
        Officer of DIMON Incorporated, Danville, VA

                         DIRECTORS CONTINUING IN OFFICE

             Directors of Class III to continue in office until 2002

                                                                       Amount of Common Stock
                                                          Director     Owned Beneficially and
      Name, Principal                                     of Bank      Nature of Ownership on                        Percent
      Occupation and (Age)                                 Since       January 31, 2001                              of Class
      --------------------                                --------     ----------------------                        --------
      Richard G. Barkhouser (70)                            1980         164,824 - Direct (1)                        2.7182
        President, Barkhouser Motors, Inc.,                               14,520 - Family Relationship (4)            .2395
        Danville, VA, automobile dealership

      H. Dan Davis (63)                                     1996          87,400 - Direct (1)(8)                     1.4413
        Senior Consultant to the Corporation                              40,704 - Family Relationship (4)            .6712
        and the Bank since January, 1998;
        prior thereto, Executive Vice President
        of the Corporation and Senior Vice
        President of the Bank

      Lester A. Hudson, Jr. (61)                            1984           9,804 - Direct (1)                         .1617
        Professor of Management, Clemson University,
        Clemson, SC, since January, 1998; prior
        thereto, Chairman, H & E Associates, Greenville,
        SC, investments

      Charles H. Majors (55)                                1981          53,590 - Direct (1)(5)                      .8777
        President and Chief Executive Officer                              2,856 - Family Relationship (4)            .0468
        of the Corporation and the Bank

              Directors of Class I to continue in office until 2003

                                                                       Amount of Common Stock
                                                          Director     Owned Beneficially and
      Name, Principal                                     of Bank      Nature of Ownership on                       Percent
      Occupation and (Age)                                 Since       January 31, 2001                             of Class
      --------------------                                --------     ----------------------                       --------
      Willie G. Barker, Jr. (63)                            1996          28,200 - Direct (1)                         .4651
        President, Barklea, Inc., Danville, VA,
        tobacco warehouse

      Ben J. Davenport, Jr. (58)                            1992          21,884 - Direct (1)(2)                      .3609
        Chairman, First Piedmont Corporation,
        Chatham, VA, waste management

      James A. Motley (72)                                  1975          14,620 - Direct (1)(2)                      .2411
        Retired Chairman and Chief Executive                              10,484 - Family Relationship (4)            .1729
        Officer of the Corporation and the Bank



      All Named Executive Officers and                                   519,681 - Direct (1)(2)(7)(8)               8.4644
      directors including nominees and                                    87,222 - Family Relationship (3)(4)        1.4207
      directors named above (13 in group)

     (1) Individual exercises sole voting and investment power over shares held.
     (2) Shared voting and investment power.

     (3) Sole voting and investment power as custodian for minor children.
     (4) Can exercise no voting or investment power.
     (5) Includes 42,200 shares that Mr. Majors has the right to acquire through the exercise of stock options.
     (6) Includes 11,200 shares that Mr. Kent has the right to acquire through the exercise of stock options.
     (7) Includes 75,600 shares that the Named Executive Officers have the right to acquire through the exercise of stock options.
     (8) Includes 200 shares that Mr. Davis has the right to acquire through the exercise of stock options.

     All of the above nominees and directors have been engaged in the occupations listed during the last five years.

     There exists no family relationship between any director or nominee.

     Mr. Hudson is a director of American Electric Power Company, Inc. Mr. Davenport is a director of Intertape Polymer Group Inc.

                               EXECUTIVE OFFICERS

     Mr. Charles H. Majors and Mr. E. Budge Kent, Jr., together with the two senior vice presidents listed below, were the executive officers of the Corporation and the Bank as of December 31, 2000.

     Name                      Age          Principal Occupation and Business Experience
     ----                      ---          --------------------------------------------
     T. Allen Liles            48           Senior Vice President, Secretary, Treasurer and Chief Financial
                                            Officer of the Corporation and Senior Vice President, Cashier and
                                            Chief Financial Officer of the Bank; Officer of the Bank since 1997

     Carl T. Yeatts            62           Senior Vice President of the Corporation and Senior Vice President
                                            and Senior Loan Officer of the Bank; Officer of the Bank since 1964

     All executive officers serve one-year terms of office.



                 BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD


     The Board of Directors held 14 Board Meetings during the year 2000. These meetings were either the Corporation Board Meetings and/or the Bank Board Meetings. In addition to meeting as a group to review the Corporation's and the Bank's business, certain members of the Board are appointed to serve on various standing committees. Among those committees are the Audit and Compliance Committee, Salary Committee and Directors' Nominating Committee. All incumbent directors attended more than 75% of the aggregate of all meetings of the Board of Directors and Committees on which they served.

     Audit and Compliance Committee. The Audit and Compliance Committee, which currently consists of Messrs. Barker, Blair, and Leggett, reviews significant audit, accounting, and compliance principles, policies and practices, meets with the Corporation's and Bank's independent auditors to discuss the results of their annual audit and reviews the performance of the internal auditing and compliance functions. The Audit and Compliance Committee held four meetings in 2000.

     Salary Committee. The Salary Committee currently consists of Messrs. Barkhouser, Davenport, and Hudson. The Salary Committee approves compensation of certain officers and makes recommendations to the Board of Directors for other officers' compensation and promotions, directors' fees, and related personnel matters. The Salary Committee held two meetings in 2000.

     Directors' Nominating Committee. The Committee's function is to search for potential qualified directors, to review the qualifications of potential directors as suggested by directors, management, shareholders and others, and to make recommendations to the entire Board for nominations of such individuals to the shareholders. A shareholder may recommend nominees for director by complying with any applicable provisions of the Corporation's bylaws and by writing to the President of the Corporation and providing the proposed nominee's full name, address, qualifications and other relevant biographical information. Members of the present committee are Messrs. Barkhouser, Owen and Leggett. The Directors' Nominating Committee held two meetings in 2000.

              REPORT OF SALARY COMMITTEE ON EXECUTIVE COMPENSATION

     The Salary Committee of the Board of Directors, which is composed of three independent outside directors, is responsible for making recommendations to the Board of Directors concerning compensation of the Chief Executive Officer and for approving the compensation of the other executive officers. The Salary Committee considers a variety of factors and criteria in arriving at its decisions and recommendations for compensation of executive officers.

     In making its decisions and recommendations regarding compensation, the Committee attempts to align the interests of the Bank's executive officers with those of the shareholders. The Committee believes that increases in earnings per share, dividends, and net equity improve shareholder market value and, accordingly, compensation should be structured to enhance the profitability of the Corporation and the total return to the shareholders.

     Executive officer compensation generally consists of salary, participation in the Bank's profit sharing plan, and incentive compensation. The profit sharing and incentive compensation plans are approved by the Board of Directors, upon recommendation by the Salary Committee. A description of the profit sharing plan is included in Note (2) under Executive Compensation. Executive officers received incentive compensation in 2000 due to the attainment of certain earnings by the Corporation. They may be eligible to receive incentive compensation if certain earnings are attained in 2001. Certain key executive officers are eligible to participate in the Executive Compensation Continuation Plan described below under "Deferred Compensation Plan". All compensation is paid by the Bank and no officer receives additional compensation from the Corporation. In 1997, the Board of Directors and the shareholders approved the stock option plan described below under Note (3) of "Executive Compensation".

     In considering executive officer compensation (other than the Chief Executive Officer), the Committee receives and considers recommendations from the Chief Executive Officer. The Committee conducts an annual evaluation of the performance and effectiveness of the Chief Executive Officer. The Chief Executive Officer's compensation then is recommended to the Board of Directors by the Committee after consideration of the Bank's performance and the resulting benefit to the shareholders.

                                Salary Committee

                              Richard G. Barkhouser
                              Ben J. Davenport, Jr.
                              Lester A. Hudson, Jr.


                    REPORT OF AUDIT AND COMPLIANCE COMMITTEE

     The primary function of the Audit and Compliance Committee of the Board of Directors is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information, which will be provided to the shareholders and others, the systems of internal controls, which management and the Board of Directors have established, and the audit and compliance process. The Committee strives to provide an open avenue of communication between the Board of Directors, management, the internal auditors, the compliance officers, and the independent accountants.

     Each of the three Directors who serve on the Audit and Compliance Committee satisfy the definition of independent director under rules established by the National Association of Securities Dealers, Inc. listing standards. The Board of Directors adopted a written charter for the Committee in June, 2000, which is attached to this proxy statement as Exhibit A. The Committee held four meetings in 2000.

     The Audit and Compliance Committee has reviewed and discussed with management the Corporation's audited consolidated financial statements as of and for the year ended December 31, 2000. The Committee has discussed with Arthur Andersen LLP, the Corporation's independent accountants during calendar year 2000, the matters required to be discussed by Statement of Auditing Standards No. 61, Communications with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Committee received from Arthur Andersen LLP and reviewed the written disclosures and the letter required by Independence Standard No. 1 and has discussed with Arthur Andersen LLP their independence. Arthur Andersen LLP performed services for auditing the Corporation's 2000 annual report and reviewing the
Corporation's quarterly reports on Form 10-Q. The fees for such services amounted to $76,500 and the fees for other services, primarily tax related, amounted to $13,300.

     Based on the reviews and discussions referred to above, the Audit and Compliance Committee recommended to the Board of Directors that the Corporation's audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and be filed with the U. S. Securities and Exchange Commission.

                         Audit and Compliance Committee

                              Willie G. Barker, Jr.
                                  Fred A. Blair
                              Fred B. Leggett, Jr.


                                OTHER INFORMATION

                         Comparative Company Performance

     The following graph compares the Corporation's cumulative total return to its shareholders with the returns of three indexes for the five-year period ended December 31, 2000. The three indexes are the Standard & Poor's 500 Stock Index, the NASDAQ Index, and the Carson Medlin Company's Independent Index, consisting of 23 independent banks located in the states of Florida, Georgia, North Carolina, South Carolina, Tennessee, West Virginia, and Virginia.

                          1995     1996     1997     1998     1999     2000
                          ----     ----     ----     ----     ----     ----
American National
Bankshares Inc.            100      85      114      125      144      118
Independent Bank Index     100     128      193      204      185      191
S&P 500 Index              100     123      164      211      255      232
NASDAQ Index               100     123      151      213      395      238

                             Executive Compensation

     The following tables set forth the annual and long-term compensation awarded to, earned by, or paid to executive officers of the Corporation and the Bank ("Named Executive Officers") during 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE
                                                                                          Long-Term Compensation
                                                                                    ---------------------------------
                                                      Annual Compensation                   Awards            Payouts
                                           --------------------------------------   -----------------------   -------
                                                                         Other      Restricted  Securities
                                                                         Annual        Stock    Underlying     LTIP      All Other
Name and                                   Salary (1)   Bonus (2)    Compensation    Awards     Options/     Payouts   Compensation
Principal Position                  Year     ($)          ($)           ($)           ($)       SARS(#)(3)       ($)       ($)(4)
------------------                  ----   ----------   ---------    ------------   ----------  ----------   -------   ------------
Charles H. Majors                   2000     197,477      37,932               0            0      10,000         0          5,100
President & Chief Executive         1999     182,988      37,483               0            0      20,000         0          5,000
Officer of the Corporation and      1998     165,409      34,956               0            0      12,000         0          4,860
the Bank


E. Budge Kent, Jr.                  2000     110,899      20,895               0            0           0         0          3,240
Senior Vice President of the        1999     109,088      20,834               0            0       5,000         0          3,120
Corporation; Senior Vice President  1998     104,088      19,252               0            0       6,000         0          3,000
and Trust Officer of the Bank



T. Allen Liles                      2000     100,630      19,349               0            0           0         0          3,000
Senior Vice President, Secretary,   1999      96,276      20,618               0            0       5,000         0          2,862
Treasurer and Chief Financial       1998      91,079      18,318               0            0       6,000         0              0
Officer of the Corporation; Senior
Vice President, Cashier and Chief
Financial Officer of the Bank


Carl T. Yeatts                      2000     110,899      22,200               0            0           0         0          3,240
Senior Vice President of the        1999     107,843      21,675               0            0       5,000         0          3,120
Corporation; Senior Vice            1998     103,131      19,252               0            0       6,000         0          3,000
President and Senior Loan
Officer of the Bank

(1) Includes salary deferrals contributed by the employee to the 401(k) Plan and taxable compensation for term life insurance over $50,000.

(2) Includes accrued payments of profit sharing (bonus) and incentive compensation participations. In 2000, the profit-sharing (bonus) plan provided that an amount equal to 6.50% of the Bank's net income (after taxes, but before deducting profit sharing and its related tax effect), less the Bank's 401(k) contributions, be paid to officers and employees who are in the Bank's employ on December 31, 2000. Incentive compensation represented payments to full-time officers based on the Corporation attaining certain earnings increase and officers meeting certain strategic goals. The total expense, paid or accrued, for the profit sharing (bonus) plan and incentive compensation payments for the year 2000 amounted to $723,912.

(3) The Corporation grants options pursuant to the Corporation's Stock Option Plan approved by the shareholders at the 1997 annual meeting. Options granted prior to July 1, 1999 have been restated to reflect the impact of a 2-for-1 stock split.

(4) Includes matching contributions to the 401(k) Plan made by the Bank. Effective July 1, 1995, the Bank adopted a 401(k) Plan which covers substantially all full-time employees who are 21 years of age or older. An employee may defer a portion of his or her salary, not to exceed the lesser of 15% of compensation or $10,500. After one year of service, the Bank will make a matching contribution in the amount of 50% of the first 6% of compensation so deferred.

                  OPTION GRANTS IN RESPECT OF LAST FISCAL YEAR

                                                                                                                 Potential
                                                                                                             Realizable Value
                                           Number of     % of Total                                          at Assumed Annual
                                          Securities      Options       Exercise                           Rates of Stock Price
                                          Underlying     Granted to     or Base                              Appreciation for
                                            Options     Employees in     Price      Vesting   Expiration       Optional Term
                                                                                                           --------------------
     Name                                   Granted     Fiscal Year    ($/Share)     Date        Date        5% ($)     10% ($)
     ----                                 ----------    -----------    ---------    -------   ----------     ------     -------
     Charles H. Majors                       10,000        57.47%         13.38    12-31-00    12-19-10      84,115     213,163
     President & Chief
     Executive Officer of the
     Corporation and the Bank


                     AGGREGATE OPTIONS EXERCISED IN 2000 AND
                             YEAR-END OPTION VALUES

                                                                      Number of Securities          Value of Unexercised
                                                                     Underlying Unexercised             In-The-Money
                                         Shares                            Options at                    Options at
                                      Acquired on      Value         December 31, 2000 (#)        December 31, 2000 ($) (a)
                                      Exercise (#)  Realized ($)  Exercisable   Unexercisable   Exercisable    Unexercisable
                                      ------------  ------------  -----------   -------------   -----------    -------------
     Charles H. Majors                     0             0           42,200          0             19,475             0

     E. Budge Kent, Jr.                    0             0           11,200          0              4,163             0

     T. Allen Liles                        0             0           11,000          0              4,063             0

     Carl T. Yeatts                        0             0           11,200          0              4,163             0

(a) Value of unexercised in-the-money options is calculated by multiplying the number of unexercised options at December 31, 2000 by the difference in the closing price of the Corporation's common stock reported on December 31, 2000 and the exercise price of the unexercised in-the-money options.

                                Option Repricing

     No action was taken in 2000 to lower the exercise price of an option held by the Named Executive Officers.



                                Salary Committee

                      Interlocks and Insider Participation

     The Salary Committee of the Bank, during 2000, was composed of Messrs. Barkhouser, Davenport, and Hudson. Mr. Leggett served as a member of the committee from January 1 until April 25, 2000. None of the members of the Salary Committee were officers or employees of the Corporation or its subsidiaries during 2000 or in prior years.

     None of the executive officers of the Corporation or Bank served as a member of the Board of Directors or as a member of the Compensation Committee (or other Board Committee performing equivalent functions) of another entity during 2000, which entity had an executive officer serving on the Board of Directors or as a member of the Salary Committee of the Corporation or the Bank. Consequently, there are no interlocking relationships between the Corporation or Bank and other entities that might affect the determination of the compensation of executive officers of the Corporation or Bank.

                               Pension Plan Table

     The following table illustrates the estimated annual benefits payable to an employee retiring on December 31, 2000 at normal retirement age in the following specified compensation and years of service classifications:

5 Year                                                Years of Service
Average
Salary           15             20           25            30            35
------           --             --           --            --            --

$ 50,000     $ 11,203     $  14,937     $  18,671     $  22,406     $  26,140

  75,000       18,515         24,687       30,859        37,031        43,202

 100,000       25,828         34,437       43,046        51,656        60,265

 125,000       33,140         44,187       55,234        66,281        77,327

 150,000       40,453         53,937       67,421        80,906        94,390

 175,000       47,765         63,687       79,609        95,531       111,452

 200,000       55,078         73,437       91,796       110,156       128,515

 225,000       62,390         83,187      103,984       124,781       145,577

 250,000       69,703         92,937      116,171       139,406       162,640

 275,000       77,015        102,687      128,359       154,031       179,702

     As of December 31, 2000, the Named Executive Officers have completed the following years of credited service under the Bank's retirement plan:

     Charles H. Majors                       8
     E. Budge Kent, Jr.                     36
     T. Allen Liles                          3
     Carl T. Yeatts                         36

     Retirement Plan. The Bank's retirement plan is a non-contributory defined benefit pension plan which covers salaried and regular hourly employees of the Bank who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.

     As of December 31, 2000, the normal retirement benefit formula was 1.3% per year of service times compensation plus .65% per year of service times compensation in excess of social security covered compensation with years of service limited to 35. At normal retirement, the monthly benefit is calculated based on any consecutive five-year period which will produce the highest average rate of basic monthly compensation. Basic monthly compensation includes salary but excludes incentive and bonus compensation. Annual compensation at December 31, 2000 was also limited to $170,000 by Internal Revenue regulations. Cash benefits under the plan generally commence on retirement at age 65, death, or termination of employment. Partial vesting of the retirement benefits under the plan occurs after three years of service and full vesting occurs after seven years of service.

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

     As of December 31, 2000, the Named Executive Officers or their designated beneficiaries are eligible to receive the following annual retirement benefits for ten years after meeting the age requirement of 62:

                               Annual Benefit         Years to
     Name                    for 10 Years (in $)      Vesting
     ----                    -------------------      -------
     Charles H. Majors            50,000                 7
     E. Budge Kent, Jr.           25,000                 0
     T. Allen Liles               25,000                14
     Carl T. Yeatts               25,000                 0

     Directors' Compensation. In 2000, non-officer directors, except Mr. Davis, received a monthly retainer of $500 and attendance fees of $400 for each Board meeting and Committee meeting attended. The aggregate total amount paid to non-officer directors, excluding Mr. Davis, for the year 2000 was $146,800. Mr. Davis was a Named Executive Officer in previous years but elected to become a senior consultant and retire as an officer, effective December 31, 1997. Mr. Davis can receive $5,500 per month through March, 2003 for services as a consultant. No additional compensation is paid to Mr. Davis for service on the Board of Directors or for attending Committee meetings. Non-officer directors are excluded from the Bank's retirement plan and, therefore, do not qualify for pension benefits.

                Indebtedness of and Transactions with Management

     Some of the directors and officers of the Corporation and the companies with which they are associated were customers of, and had banking transactions with, the Bank in the ordinary course of the Bank's business during 2000. All loans and commitments to loan included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Bank, do not involve more than a normal risk of collectibility or present other unfavorable features.

     During the year 2000, the highest aggregate amount of outstanding loans, direct and indirect, to the directors and officers was $17,793,000 or 23% of equity capital and this peak amount occurred on December 31, 2000.

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the Nasdaq National Market. Executive officers, directors, and owners of more than 10% of the Common Stock are required by regulation to furnish the Corporation with copies of all Forms 3, 4, and 5 they file.

     Based solely on the Corporation's review of the copies of such forms it has received and written representations from certain reporting persons who were not required to file a Form 5 for 2000, the Corporation believes that all of its directors and executive officers complied with all Section 16(a) filing requirements applicable to them with respect to transactions during 2000. To the Corporation's knowledge, there were no owners of more than 10% of the common stock.

                         Independent Public Accountants

     The Board of Directors of the Corporation, pursuant to the recommendation of its Audit and Compliance Committee, selected Arthur Andersen, LLP, independent public accountants, to audit the financial statements of the Corporation and the Bank for the year 2000. Arthur Andersen, LLP was first engaged by the Bank in 1978 as its independent public accountant.

     A representative of Arthur Andersen, LLP will be present at the shareholders' meeting and this representative will have an opportunity to make a statement if he so desires. He will be available to respond to appropriate questions.

                              Shareholder Proposals

     Under the regulations of the Securities and Exchange Commission, any shareholder desiring to make a proposal to be acted upon at next year's annual meeting of shareholders must present such proposal to the Corporation at its principal office in Danville, Virginia, not later than November 26, 2001, in order for such proposal to be considered for inclusion in the Corporation's proxy statement.

     In addition to any other applicable requirements, for business to be properly brought before next year's Annual Meeting by a shareholder, even if the proposal is not to be included in the Corporation's proxy statement, the Corporation's bylaws provide that the shareholder must give notice in writing to the Secretary of the Corporation not later than January 27, 2002. As to each such matter, the notice must contain (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name, record address of, and class, series and number of shares beneficially owned by, the shareholder proposing such business and (iii) any material interest of the shareholder in such business.

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



                                      By Order of the Board of Directors


                                      Charles H. Majors
                                      President and Chief Executive Officer


March 22, 2001

                                                                      Appendix A

                        AMERICAN NATIONAL BANKSHARES INC.
                     AUDIT AND COMPLIANCE COMMITTEE CHARTER

Purpose

The Audit and Compliance Committee (the "Committee") is a committee of the Board of Directors. Its primary function is to assist the board in fulfilling its oversight responsibilities by reviewing the financial information, which will be provided to the shareholders and others, the systems of internal controls, which Management and the Board of Directors have established, and the audit and compliance process. In doing so, it is the responsibility of the Committee to provide an open avenue of communication between the Board of Directors, Management, the internal auditors, the compliance officers and the independent accountants.

Organization

1.   The Committee shall be appointed annually by the Board of Directors.

2.   The Committee shall consist of at least three members.

3. Only independent directors may be members of the Committee. An independent director is a director who meets the independence and experience requirements of the NASDAQ Stock Market, Inc.

4. At least one member of the Committee shall have a background in financial reporting, accounting or auditing, or other comparable experience or background which results in the individual's financial sophistication, including being or having been a Chief Executive Officer, Chief Financial Officer, or other senior officer with financial oversight responsibilities (however, the lack of any such member shall not invalidate or otherwise affect the actions taken by the Committee).

5. The Committee shall appoint one of the members of the Committee as Chairman. It is the responsibility of the Chairman to schedule and preside at all meetings of the Committee and to insure that the Committee has a written agenda for its meetings.

In meeting its responsibilities, the Committee shall:

A.   General

1. Have the power to conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Committee shall have unrestricted access to members of Management and relevant information. The Committee may retain independent counsel, accountants or others to assist it in the conduct of any investigation.

2.   Meet four times per year or more frequently as circumstances require.

3. Report Committee actions to the Board of Directors with recommendations, as the Committee may deem appropriate.

4. Review and assess annually the Committee's formal charter and recommend to the Board of Directors any needed revisions thereto.

5. Meet at least annually with the independent accountants, the internal auditors and Management in separate sessions to discuss any matters that the Committee believes should be discussed privately with the Committee.

6. Provide for inclusion in the Company's proxy statement or other SEC filings of any report from the Committee required by applicable laws and regulations and stating among other things whether the Committee has:

         - Reviewed and discussed the audited financial statements with management.
         - Discussed with the independent auditors the matters required to be discussed by SAS 61.
         - Received disclosures from the auditors regarding the auditors' independence as required by Independence Standards Board Standard No. I and discussed with the auditors their independence.

         - Recommend to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K.

B.   Internal Controls and Risk Assessment

1. Review and evaluate the effectiveness of the Company's process for assessing significant risks or exposures and the steps Management has taken to monitor and control such risks to the Company.

2. Consider and review with Management the internal audit and compliance functions and the independent accountants.

3. Assess the effectiveness of or weaknesses in the Company's internal controls including the status and adequacy of information systems and security.

4. Review any related significant findings and recommendations of the independent accountants, the internal auditors and compliance officers together with Management's responses including the timetable for implementation of recommendations to correct weaknesses in the internal controls.


5. Receive periodic information from the independent accountants regarding the independence of the independent accountants, discuss such information with the independent accountants, and, if so determined by the Committee, recommend that the Board take appropriate actions to satisfy itself of the independent accountants' independence.

6. Instruct the independent accountants to communicate directly to the Committee any serious difficulties or disputes with Management. The independent accountants are responsible to the Committee and, ultimately, to the Board of Directors.

C.   Internal Audit and Compliance

1. Evaluate the internal audit and compliance processes for establishing the annual internal audit and compliance plans and the appropriate focus on risk.

2. Evaluate the audit and compliance scope and role of internal audit and compliance.

3.   Consider and review with Management:

         - Significant findings and Management's response including the timetable for implementation to correct weaknesses.
         - Any difficulties encountered in the course of audits and compliance reviews such as restrictions on the scope of work or access to information.
         - Any changes required in the planned scope of audits and compliance reviews.
         - The internal audit and compliance budgets.
         - The evaluation of the audit and compliance staff.

D.   Compliance with Laws and Regulations

1. Ascertain whether the Company has an effective process for determining risks and exposure from asserted and unasserted litigation and claims from noncompliance with laws and regulations.

2. Review with the Company's general counsel and others, as necessary, any legal, tax, or regulatory matters that may have a material impact on Company operations and the financial statements.

3. Discuss with Management, the internal auditors, the compliance officers and the Company's independent accountants the status and adequacy of management information systems including the significant risks and major controls over such risks.

E.   Financial Reporting

1. Insure that the independent accountants review the Company's quarterly financial statements prior to the filing of its Form 10Q.

2. Advise Management, based upon its review and discussion, whether anything has come to the Committee's attention that causes it to believe that the audited financial statements included in the company's Form 10-K contain an untrue statement of material fact or omit to state a necessary material fact.

3. Review with Management and the independent accountants at the completion of the annual examination:

         - The Company's annual financial statements and related footnotes.
         - The independent accountants' audit of the financial statements and their report.
         - Any significant changes required in the independent accountant's audit plan.
         - Any difficulties or disputes with Management encountered during the audit.
         - The Company's accounting principles.
         - Other matters related to conduct, which should be communicated to the Committee under generally accepted auditing standards.

F.   External Auditor

1. Recommend to the Board of Directors the independent accountants to be selected, approve compensation of the independent accountants and review and, if appropriate, recommend to the Board of Directors the discharge of the independent accountants.

2. Review the scope and approach of the annual audit with the independent accountants.

3. Assess the independent accountant's process for identifying and responding to key audit and internal control risks.

G.   Compliance with Codes of Ethical Conduct

1. Review and monitor, as appropriate, with the independent accountants the administration of and compliance with, the Company's code of conduct and the Foreign Corrupt Practices Act.

While the Committee has the responsibilities and the powers set forth in this Charter, it is not the duty of the Committee to plan or conduct audits or to determine that the Company's financial statements are complete and accurate and are in accordance with generally accepted accounting principles. This is the responsibility of Management and the independent accountants. Nor is it the duty of the Committee to conduct investigations, to resolve disagreements, if any, between Management and the independent accountants or to assure compliance with laws and regulations and the Company's code of conduct.