Form 10-Q
period 2001-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2001-05-11
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001
                                                            --------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO        .
                                                            --------  --------

Commission file number        0-12820
                         ---------------------


                        AMERICAN NATIONAL BANKSHARES INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               VIRGINIA                                54-1284688
     -------------------------------               ---------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

           628 Main Street
          Danville, Virginia                               24541
     ----------------------------------------      ---------------------
     (Address of principal executive offices)           (Zip Code)

                                 (804) 792-5111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No      .
    ----    -----


The number of shares outstanding of the issuer's common stock as of May 11, 2001 was 6,021,772.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX

                                                                                                     Page No.
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)


             Consolidated Balance Sheets as of March 31, 2001
               and December 31, 2000.......................................................              3

             Consolidated Statements of Income for the three months
               ended March 31, 2001 and 2000...............................................              4

             Consolidated Statements of Cash Flows for the three months
               ended March 31, 2001 and 2000...............................................              5

             Notes to Consolidated Financial Statements....................................            6-8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.....................................................           9-12


Part II.   Other Information...............................................................             13

SIGNATURES ................................................................................             13

                                               Consolidated Balance Sheets
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                 March 31      December 31
                                                                                   2001           2000
                                                                                ----------     -----------
ASSETS
Cash and due from banks.........................................................$  13,679      $  16,393
Interest-bearing deposits in other banks........................................   16,243          8,678

  Investment securities:
    Securities available for sale (at market value).............................  117,852        120,353
    Securities held to maturity (market value of $42,082 at
      March 31, 2001 and $42,920 at December 31, 2000)..........................   41,289         42,576
                                                                                ----------     ----------
  Total investment securities...................................................  159,141        162,929
                                                                                ----------     ----------

Loans, net of unearned income ..................................................  353,565        339,756
Less allowance for loan losses..................................................   (4,937)        (4,746)
                                                                                ----------     ----------
  Net loans.....................................................................  348,628        335,010
                                                                                ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $8,808 in 2001 and $8,421 in 2000.............................    7,933          7,868
Accrued interest receivable and other assets....................................   10,052         10,511
                                                                                ----------     ----------
  Total assets..................................................................$ 555,676      $ 541,389
                                                                                ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  53,108      $  54,496
  Demand deposits -- interest bearing...........................................   55,994         58,273
  Money market deposits.........................................................   40,152         32,480
  Savings deposits..............................................................   61,983         61,586
  Time deposits.................................................................  228,089        219,753
                                                                                ----------     ----------
  Total deposits................................................................  439,326        426,588
                                                                                ----------     ----------

Repurchase agreements...........................................................   30,184         31,730
FHLB borrowings.................................................................   16,000         16,000
Accrued interest payable and other liabilities..................................    5,273          3,733
                                                                                ----------     ----------
  Total liabilities.............................................................  490,783        478,051
                                                                                ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    6,021,772 shares outstanding at March 31, 2001
    and 6,063,772 shares outstanding at December 31, 2000.......................    6,022          6,064
  Capital in excess of par value................................................    9,763          9,831
  Retained earnings.............................................................   47,954         47,120
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................    1,154            323
                                                                                ----------     ----------
  Total shareholders' equity....................................................   64,893         63,338
                                                                                ----------     ----------
  Total liabilities and shareholders' equity....................................$ 555,676      $ 541,389
                                                                                ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       3

                                        Consolidated Statements of Income
                                 American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                   (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                       March 31
                                                                                --------------------
                                                                                  2001         2000
                                                                                -------      -------
Interest Income:
 Interest and fees on loans....................................................$ 7,710       $ 6,436
  Interest on deposits in other banks...........................................    121           52
  Income on investment securities:
    U S Government..............................................................      -          109
    Federal agencies............................................................  1,565        1,649
    State and municipal.........................................................    480          488
    Other investments...........................................................    427          333
                                                                                -------      -------
  Total interest income......................................................... 10,303        9,067
                                                                                -------      -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    165          264
    Money market................................................................    391          189
    Savings.....................................................................    326          427
    Time........................................................................  3,293        2,519
  Interest on repurchase agreements.............................................    328          274
  Interest on other borrowings..................................................    212          277
                                                                                -------      -------
  Total interest expense........................................................  4,715        3,950
                                                                                -------      -------
Net Interest Income.............................................................  5,588        5,117
Provision for Loan Losses.......................................................    262          215
                                                                                -------      -------
Net Interest Income After Provision
  For Loan Losses...............................................................  5,326        4,902
                                                                                -------      -------
Non-Interest Income:
  Trust and investment services.................................................    660          692
  Service charges on deposit accounts...........................................    296          250
  Other fees and commissions....................................................    187          128
  Mortgage banking income.......................................................     83           62
  Securities gains, net.........................................................    170            -
  Other income..................................................................     51           43
                                                                                -------      -------
  Total non-interest income.....................................................  1,447        1,175
                                                                                -------      -------
Non-Interest Expense:
  Salaries......................................................................  1,630        1,462
  Pension and other employee benefits...........................................    355          281
  Occupancy and equipment.......................................................    579          507
  Postage and printing..........................................................    135          123
  Core deposit intangible amortization .........................................    112          112
  Other.........................................................................    651          638
                                                                                -------      -------
  Total non-interest expense....................................................  3,462        3,123
                                                                                -------      -------
Income Before Income Tax Provision..............................................  3,311        2,954
Income Tax Provision............................................................    993          839
                                                                                -------      -------
Net Income......................................................................$ 2,318      $ 2,115
                                                                                =======      =======

----------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$   .38      $   .35
Diluted.........................................................................$   .38      $   .35
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................6,044,183    6,103,741
Diluted.........................................................................6,061,538    6,114,595
------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       4

                                       Consolidated Statements of Cash Flows
                                  American National Bankshares Inc. and Subsidiary
                                                   (In Thousands)
                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                ------------------------
                                                                                        March 31
                                                                                  2001           2000
                                                                                ---------      ---------

Cash Flows from Operating Activities:
  Net income....................................................................$  2,318       $  2,115
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses...................................................     262            215
    Depreciation................................................................     289            250
    Core deposit intangible amortization........................................     112            112
    Amortization (accretion) of premiums and discounts
      on investment securities..................................................      (5)           (10)
    Gain on sale of securities..................................................    (170)             -
    Gain on sale of loans.......................................................     (83)           (62)
    Deferred income taxes benefit...............................................    (109)           (84)
    Increase in interest receivable.............................................     (18)          (429)
    Decrease (increase) in other assets.........................................      46           (289)
    Increase in interest payable................................................      42             54
    Increase in other liabilities...............................................   1,498            720
                                                                                ---------      ---------
    Net cash provided by operating activities...................................   4,182          2,592
                                                                                ---------      ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  15,890          1,468
  Purchases of securities available for sale.................................... (10,668)        (6,894)
  Net increase in loans......................................................... (13,797)        (8,685)
  Purchases of property and equipment...........................................    (354)           (44)
                                                                                ---------      ---------
  Net cash used in investing activities.........................................  (8,929)       (14,155)
                                                                                ---------      ---------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................   4,402          6,818
  Net increase in time deposits.................................................   8,336          4,685
  Net decrease in federal funds purchased
    and repurchase agreements...................................................  (1,546)          (425)
  Net increase in Federal Home Loan Bank borrowings.............................       -             90
  Cash dividends paid...........................................................    (904)          (824)
  Repurchase of stock...........................................................    (690)             -
  Proceeds from exercise of stock options.......................................       -              1
                                                                                ---------      ---------
  Net cash provided by financing activities.....................................   9,598         10,345
                                                                                ---------      ---------

Net Increase (Decrease)  in Cash and Cash Equivalents...........................   4,851         (1,218)

Cash and Cash Equivalents at Beginning of Period................................  25,071         17,291
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period......................................$ 29,922       $ 16,073
                                                                                =========      =========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 13,679       $ 14,267
    Interest-bearing deposits in other banks....................................  16,243          1,806
                                                                                ---------      ---------

                                                                                $ 29,922       $ 16,073
                                                                                =========      =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  4,673       $  3,897
  Income taxes paid.............................................................$     19       $      5

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       5

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 2001, the results of its operations and its cash flows for the three months then ended. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.
         The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 2000 Annual Report on Form 10-K.
         This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o    Changes in interest rates could reduce net interest income.
o    Competitive pressures among financial institutions may increase.
o Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.

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

3.  Commitments and Contingencies
    -----------------------------

         The Bank has credit availability of 15% of assets, approximately $83,000,000 with the Federal Home Loan Bank of Atlanta at March 31, 2001. As of March 31, 2001 and December 31, 2000, there was $16,000,000 outstanding under this availability.

         Commitments to extend credit, which amount to $103,174,000 at March 31, 2001 and $85,489,000 at December 31, 2000, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
         There were $10,833,000 commitments at March 31, 2001 and $800,000 commitments at December 31, 2000 to purchase securities when issued.
         Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2001 and December 31, 2000 the Bank had $1,098,000 and $1,531,000, respectively, in outstanding standby letters of credit.

4.  New Accounting Pronouncements
    -----------------------------

     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the quarters ended March 31, 2001 and 2000:

                                                   2001            2000
                                                   ----            ----
Net Income                                      $2,318,000      $2,115,000
Unrealized holding gains (losses) arising
  during period (net of tax expense)               831,000        (396,000)
                                                -----------     -----------
Total Comprehensive Income                      $3,149,000      $1,719,000
                                                ===========     ===========

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. Adoption did not have a material impact on the Corporation.
     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement revises the criteria for accounting for securitizations, other financial-assets transfers and collateral and introduces new disclosures. This statement is effective for fiscal years ending after March 31, 2001. The adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.

5.  Segment and Related Information
    -------------------------------

         The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     Segment information for the three months ended March 31, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                Three Months Ended March 31, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $ 10,303       $      -        $      6      $      (6)        $ 10,303
Interest expense                                    4,715              -               6             (6)           4,715
Non-interest income - external customers              655            660             132              -            1,447
Non-interest income - internal customers                -             14               -            (14)               -
Operating income before income taxes                2,954            404           2,308         (2,355)           3,311
Depreciation and amortization                         382             17               2              -              401
Total assets                                      555,524              -          66,476        (66,324)         555,676
Capital expenditures                                  338             16               -              -              354

                                                Three Months Ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $  9,067       $      -        $      6      $      (6)        $  9,067
Interest expense                                    3,950              -               6             (6)           3,950
Non-interest income - external customers              409            693              73              -            1,175
Non-interest income - internal customers                -             13               -            (13)               -
Operating income before income taxes                2,539            489           2,065         (2,139)           2,954
Depreciation and amortization                         349              9               4              -              362
Total assets                                      503,951              -          58,141        (57,863)         504,229
Capital expenditures                                   41              -               3              -               44

                                       8

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


EARNINGS and CAPITAL
         The Corporation's net income for the first quarter of 2001 was $2,318,000, an increase of 9.6% over the $2,115,0000 earned during the first quarter of 2000. On a basic and diluted per share basis, net income totaled $.38 for the quarter, up 8.6% from $.35 in 2000. On an annualized basis, return on average total assets was 1.70% for the first quarter of 2001 compared to 1.71% for the first quarter of 2000. Return on average common shareholders' equity decreased to 14.64% in the first quarter of 2001 from 14.77% for the first quarter of 2000.
         The Corporation's growth in earnings resulted from two principal factors. First, net interest income after provision improved $424,000, or 8.6%, from growth of $46,475,000 in average interest-earning assets and growth of $38,973,000 in average interest-bearing liabilities in the first quarter of 2001 compared to the first quarter of 2000. Second, non-interest income increased $272,000, or 23.1%, in the 2001 first quarter compared to the 2000 first quarter.

TRENDS and FUTURE EVENTS
         During the first quarter of 2001, net loans increased $13,618,000, or 4.1%, and were funded by increased deposits of $12,738,000, or 3.0%. Investment securities decreased $3,788,000, or 2.3%, during the first quarter of 2001.
          During the first quarter of 2001, the Corporation declared a quarterly cash dividend of $.15 per share. This dividend was paid on March 23, 2001 to shareholders of record on March 9, 2001.
         The Federal Reserve Board ("FRB") increased short-term interest rates by increasing the federal funds target rate by 1.75% and the discount rate by 1.50% over a period from August, 1999 to May, 2000, and major banks followed by raising the prime lending rate by 1.75% during this same period. The increases in interest rates in 1999 and 2000 were designed to moderate national economic growth which could have been inflationary if left unchecked. The FRB decreased short-term interest rates by lowering the federal funds target rate and the discount rate by 2.00% in early 2001, and the major banks followed by decreasing the prime lending rate by 2.00%. The FRB lowered interest rates to offset economic weaknesses which could lead to a recession.

NET INTEREST INCOME
         Net interest income on a fully taxable equivalent ("FTE") basis was $5,830,000 for the first quarter of 2001 compared to $5,324,000 for the first quarter of 2000, an increase of 9.5%. Net interest income on a FTE basis increased due to growth of $46,475,000 in average interest-earning assets while average interest-bearing liabilities grew only $38,973,000 which overshadowed a small decline in the interest rate spread. Growth in non interest-bearing deposits and retained income resulted in greater growth in average interest-earning assets over interest-bearing liabilities.
         The interest rate spread decreased to 3.72% from 3.79% and the net yield on earning assets decreased to 4.50% from 4.51% in the first quarter of 2001 compared to the first quarter of 2000, respectively. The decreased spread occurred because average interest-bearing liabilities grew more in the higher cost areas of time deposits, money market accounts and repurchase agreements while average loans grew most in the commercial area which adjusted more quickly to declining interest rates in the first quarter of 2001 than did time deposits.
         The table on the next page demonstrates fluctuations in net interest income and the related yields for the first quarter of 2001 and 2000.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                          Interest
For three months ended March 31            Average Balance             Income/Expense            Yield/Rate
                                        ---------------------      ----------------------      ---------------------

                                          2001         2000          2001          2000          2001          2000
                                        --------     --------      --------      --------      --------      --------

Loans:
  Commercial                            $121,875     $ 88,452      $  2,742      $  1,946         9.00%         8.80%
  Mortgage                               176,487      157,592         3,806         3,245         8.63          8.24
  Consumer                                47,366       51,969         1,196         1,258        10.10          9.68
                                        --------     --------      --------      --------      --------      --------
  Total loans                            345,728      298,013         7,744         6,449         8.96          8.66
                                        --------     --------      --------      --------      --------      --------

Investment securities:
  U. S. Government                             -        7,000             -           109            -          6.23
  Federal agencies                        96,842      102,211         1,565         1,649         6.46          6.45
  State and municipal                     39,205       39,919           668           682         6.82          6.83
  Other investments                       27,718       21,045           447           333         6.45          6.33
                                        --------     --------      --------      --------      --------      --------
  Total investment securities            163,765      170,175         2,680         2,773         6.55          6.52
                                        --------     --------      --------      --------      --------      --------

Deposits in other banks                    8,898        3,728           121            52         5.44          5.58
                                        --------     --------      --------      --------      --------      --------

  Total interest-earning assets          518,391      471,916        10,545        9,274          8.14          7.86
                                                                   --------      -------       --------      --------

Other non-earning assets                  27,200       23,609
                                        --------     --------

  Total assets                          $545,591     $495,525
                                        ========     ========

Interest-bearing deposits:
  Demand                                $ 57,018     $ 55,953           165          264          1.16          1.89
  Money market                            39,406       23,135           391          189          3.97          3.27
  Savings                                 61,450       64,990           326          427          2.12          2.63
  Time                                   224,314      198,743         3,293        2,519          5.87          5.07
                                        --------     --------      --------      -------       --------      --------
  Total  interest-bearing deposits       382,188      342,821         4,175        3,399          4.37          3.97

Repurchase agreements                     28,756       24,140           328          274          4.56          4.54
Other borrowings                          16,274       21,284           212          277          5.21          5.21
                                        --------     --------      --------      -------       --------      --------
  Total interest-bearing
    liabilities                          427,218      388,245         4,715        3,950          4.41          4.07
                                                                   --------      -------       --------      --------

Demand deposits                           50,935       46,757
Other liabilities                          4,095        3,225
Shareholders' equity                      63,343       57,298
                                        --------     --------
  Total liabilities and
    shareholders' equity                $545,591     $495,525
                                        ========     ========

Interest rate spread                                                                              3.72%         3.79%
                                                                                               ========      ========

Net interest income                                                   5,830        5,324
                                                                   ========      =======

Taxable equivalent adjustment                                           242          207
                                                                   ========      =======

Net yield on earning assets                                                                       4.50%         4.51%
                                                                                               ========      ========

                                       10

ASSET QUALITY
         Nonperforming assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Nonperforming assets increased to $306,000 at March 31, 2001 from $176,000 at December 31, 2000.
         Foreclosed properties were $30,000 at March 31,2001 and December 31, 2000.
         Loans in a nonaccrual status at March 31, 2001 were $276,000 compared with $146,000 at December 31, 2000. Loans on accrual status and past due 90 days or more at March 31, 2001 were $164,000 compared with $239,000 at December 31, 2000.
     Total nonperforming loans and loans past due 90 days or more, on an accrual status, as a percentage of net loans was .12% at March 31, 2001 and .11% at December 31, 2000. These nonperforming loan ratios are considered low by industry standards. Net charge-offs for the quarter, annualized, as a percentage of average loans decreased to .08% in 2001 from .09% in the 2000 quarter. These charge-off ratios are low by industry standards.
         During the first quarter of 2001 the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans at March 31, 2001, if all such loans had been accruing interest at the original contractual rate, was $8,000. No interest payments were recorded during the reporting period as interest income for all such nonperforming loans.

PROVISION and RESERVE FOR LOAN LOSSES
         The provision for loan losses was $262,000 for the first quarter of 2001 and $215,000 for the first quarter of 2000. The reserve for loan losses totaled $4,937,000 at March 31, 2001 an increase of 4.0% over the $4,746,000 recorded at December 31, 2000. The ratio of reserves to loans, less unearned discount, was 1.40% at March 31, 2001 and 1.40% at December 31, 2000. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME
         Non-interest income for the first quarter of 2001 was $1,447,000, an increase of 23.1% from the $1,175,000 reported in the first quarter of 2000. The major reasons for the 2001 first quarter growth in non-interest income were $170,000 in gains from securities called, an increase of $46,000, or 18.4%, in service charges on deposit accounts, an increase of $59,000, or 46.1%, in other fees and commissions, and an increase of $21,000, or 33.9%, in mortgage banking income. The gains on securities called resulted from a planned investment strategy of purchasing discount callable U.S. Government Agency obligations in higher interest rate environments. Without the gains on securities called, non-interest income increased 8.7% during the first quarter of 2001 compared to the first quarter of 2000. Trust and investment services income declined 4.6% to $660,000 during the first quarter 2001 compared to the year ago quarter due to declining asset values under management resulting from the recent downturn in the equities markets. The Bank's trust department managed accounts whose market values approximated $345,000,000 at March 31, 2001 compared to $353,000,000 at March 31, 2000.

NON-INTEREST EXPENSE
         Non-interest expense for the first quarter of 2001 was $3,462,000, a 10.9% increase from the $3,123,000 reported for the same period in 2001. The 2001 increase was primarily due to a new branch office in South Boston, Virginia, which opened in December 2000, merit salary increases which were effective January 1, 2001, and higher pension and health care costs.
         The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 47.1% and 46.3% for the first quarter of 2001 and 2000, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the low-to-high 40% range while the majority of the industry remains in the 55-65% range. The efficiency ratio is calculated by dividing non-interest expense, excluding intangible amortization, by the sum of taxable equivalent net interest income and non-interest income, excluding securities gains.

INCOME TAX PROVISION
         The income tax provision for the first quarter of 2001 was $993,000, an increase of $154,000 from the $839,000 reported a year earlier. The effective tax rate for the first quarter of 2001 was 30.0% compared to 28.4% for the first quarter of 2000.

CAPITAL MANAGEMENT
          Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 2001 the Corporation had a ratio of 15.12% for Tier I and a ratio of 16.25% for total capital. At December 31, 2000 these ratios were 16.02% and 17.09%, respectively.
         A cash dividend of $.15 per share was paid on 6,030,772 shares of common stock outstanding on March 23, 2001 to shareholders of record March 9, 2001. This dividend totaled $904,000.
         The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 42,000 shares during the first quarter of 2001 and have been 82,000 shares since August 16, 2000.

MARKET RISK MANAGEMENT
         The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
         The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31, 2001 were not materially different from December 31, 2000 and were in compliance with established policy guidelines. Based on numerous assumptions, including no changes in the mix of and no growth in assets or liabilities, net interest income for the next twelve months is projected to increase slightly when interest rates are higher and decrease slightly when interest rates are lower.
         The Bank's net liquid assets to net liabilities ratio was 19.9% at March 31, 2001 and 21.5% at December 31, 2000. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
         Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

3.  Defaults upon senior securities
         None

4.  Results of votes of security holders
         None

5.  Other information
         None

6.  Exhibits and Reports on Form 8-K
    (a) Exhibits - None

    (b) Reports on Form 8-K

         On April 3, 2001, the Corporation filed a current report on Form 8-K under Item 5 to report amended Bylaws as of March 20, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------
                                   Charles H. Majors
Date - May 11, 2001                President and Chief Executive Officer


                                   /s/ T. Allen Liles
                                   ------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - May 11, 2001                Secretary-Treasurer (Chief Financial Officer)