Form 10-Q
period 2001-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2001-08-10
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001
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


The number of shares outstanding of the issuer's common stock as of August 8, 2001 was 5,914,956.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX

                                                                                                     Page No.
Part I.    Financial Information

  Item 1.  Financial Statements (Unaudited)


             Consolidated Balance Sheets as of June 30, 2001
               and December 31, 2000.......................................................               3

             Consolidated Statements of Income for the three months
               ended June 30, 2001 and 2000...............................................                4

             Consolidated Statements of Income for the six months
               ended June 30, 2001 and 2000...............................................                5

             Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 and 2000...............................................                6

             Notes to Consolidated Financial Statements....................................            7-10

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.....................................................           11-17


Part II.   Other Information...............................................................              18

SIGNATURES ................................................................................              18

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
----------------------------------------------------------------------------------------------------------
                                                                                 June 30       December 31
                                                                                   2001           2000
                                                                                ----------     -----------
ASSETS
Cash and due from banks.........................................................$  15,734      $  16,393
Interest-bearing deposits in other banks........................................      379          8,678

  Investment securities:
    Securities available for sale (at market value).............................  125,039        120,353
    Securities held to maturity (market value of $41,744 at
      June 30, 2001 and $42,920 at December 31, 2000)...........................   40,997         42,576
                                                                                ----------     ----------
  Total investment securities...................................................  166,036        162,929
                                                                                ----------     ----------

Loans, net of unearned income ..................................................  367,899        339,756
Less allowance for loan losses..................................................   (5,151)        (4,746)
                                                                                ----------     ----------
  Net loans.....................................................................  362,748        335,010
                                                                                ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $9,097 in 2001 and $8,421 in 2000.............................    7,979          7,868
Accrued interest receivable and other assets....................................   10,668         10,511
                                                                                ----------     ----------
  Total assets..................................................................$ 563,544      $ 541,389
                                                                                ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  55,306      $  54,496
  Demand deposits -- interest bearing...........................................   55,795         58,273
  Money market deposits.........................................................   39,375         32,480
  Savings deposits..............................................................   62,274         61,586
  Time deposits.................................................................  230,302        219,753
                                                                                ----------     ----------
  Total deposits................................................................  443,052        426,588
                                                                                ----------     ----------

Repurchase agreements...........................................................   27,609         31,730
FHLB borrowings.................................................................   25,005         16,000
Accrued interest payable and other liabilities..................................    3,632          3,733
                                                                                ----------     ----------
  Total liabilities.............................................................  499,298        478,051
                                                                                ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,905,956 shares outstanding at June 30, 2001
    and 6,063,772 shares outstanding at December 31, 2000.......................    5,906          6,064
  Capital in excess of par value................................................    9,577          9,831
  Retained earnings.............................................................   47,530         47,120
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................    1,233            323
                                                                                ----------     ----------
  Total shareholders' equity....................................................   64,246         63,338
                                                                                ----------     ----------
  Total liabilities and shareholders' equity....................................$ 563,544      $ 541,389
                                                                                ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                       3

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                       June 30
                                                                                --------------------
                                                                                  2001         2000
                                                                                -------      -------
Interest Income:
 Interest and fees on loans....................................................$  7,714      $ 6,904
  Interest on deposits in other banks...........................................     68           18
  Income on investment securities:
    U S Government..............................................................      -           59
    Federal agencies............................................................  1,446        1,654
    State and municipal.........................................................    482          490
    Other investments...........................................................    481          372
                                                                                -------      -------
  Total interest income......................................................... 10,191        9,497
                                                                                -------      -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    117          258
    Money market................................................................    343          194
    Savings.....................................................................    288          428
    Time........................................................................  3,326        2,600
  Interest on repurchase agreements.............................................    284          284
  Interest on other borrowings..................................................    214          415
                                                                                -------      -------
  Total interest expense........................................................  4,572        4,179
                                                                                -------      -------
Net Interest Income.............................................................  5,619        5,318
Provision for Loan Losses.......................................................    273          335
                                                                                -------      -------
Net Interest Income After Provision
  For Loan Losses...............................................................  5,346        4,983
                                                                                -------      -------
Non-Interest Income:
  Trust and investment services.................................................    660          625
  Service charges on deposit accounts...........................................    365          275
  Other fees and commissions....................................................    197          145
  Mortgage banking income.......................................................    107           56
  Securities gains, net.........................................................    180            -
  Other income..................................................................     63           41
                                                                                -------      -------
  Total non-interest income.....................................................  1,572        1,142
                                                                                -------      -------
Non-Interest Expense:
  Salaries......................................................................  1,625        1,489
  Pension and other employee benefits...........................................    366          307
  Occupancy and equipment.......................................................    561          498
  Postage and printing..........................................................    124          109
  Core deposit intangible amortization .........................................    113          113
  Other.........................................................................    665          581
                                                                                -------      -------
  Total non-interest expense....................................................  3,454        3,097
                                                                                -------      -------
Income Before Income Tax Provision..............................................  3,464        3,028
Income Tax Provision............................................................  1,014          848
                                                                                -------      -------
Net Income......................................................................$ 2,450      $ 2,180
                                                                                =======      =======

----------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$   .41      $   .36
Diluted.........................................................................$   .41      $   .36
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,999,771    6,103,772
Diluted.........................................................................6,030,203    6,105,111
------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       4

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                       June 30
                                                                                --------------------
                                                                                  2001         2000
                                                                                -------      -------
Interest Income:
 Interest and fees on loans.....................................................$15,424      $13,340
  Interest on deposits in other banks...........................................    189           70
  Income on investment securities:
    U S Government..............................................................      -          168
    Federal agencies............................................................  3,011        3,303
    State and municipal.........................................................    962          978
    Other investments...........................................................    908          705
                                                                                -------      -------
  Total interest income......................................................... 20,494       18,564
                                                                                -------      -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    282          522
    Money market................................................................    734          383
    Savings.....................................................................    614          855
    Time........................................................................  6,619        5,119
  Interest on repurchase agreements.............................................    612          558
  Interest on other borrowings..................................................    426          692
                                                                                -------      -------
  Total interest expense........................................................  9,287        8,129
                                                                                -------      -------
Net Interest Income............................................................. 11,207       10,435
Provision for Loan Losses.......................................................    535          550
                                                                                -------      -------
Net Interest Income After Provision
  For Loan Losses............................................................... 10,672        9,885
                                                                                -------      -------
Non-Interest Income:
  Trust and investment services.................................................  1,320        1,317
  Service charges on deposit accounts...........................................    661          525
  Other fees and commissions....................................................    384          273
  Mortgage banking income.......................................................    190          118
  Securities gains, net.........................................................    350            -
  Other income..................................................................    114           84
                                                                                -------      -------
  Total non-interest income.....................................................  3,019        2,317
                                                                                -------      -------
Non-Interest Expense:
  Salaries......................................................................  3,255        2,951
  Pension and other employee benefits...........................................    721          588
  Occupancy and equipment.......................................................  1,140        1,005
  Postage and printing..........................................................    259          232
  Core deposit intangible amortization .........................................    225          225
  Other.........................................................................  1,316        1,219
                                                                                -------      -------
  Total non-interest expense....................................................  6,916        6,220
                                                                                -------      -------
Income Before Income Tax Provision..............................................  6,775        5,982
Income Tax Provision............................................................  2,007        1,687
                                                                                -------      -------
Net Income......................................................................$ 4,768      $ 4,295
                                                                                =======      =======

----------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$   .79      $   .70
Diluted.........................................................................$   .79      $   .70
----------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................6,021,854    6,103,756
Diluted.........................................................................6,044,298    6,110,305
------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       5

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                ------------------------
                                                                                        June 30
                                                                                  2001           2000
                                                                                ---------      ---------

Cash Flows from Operating Activities:
  Net income....................................................................$  4,768       $  4,295
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses...................................................     535            550
    Depreciation................................................................     578            501
    Core deposit intangible amortization........................................     225            225
    Amortization (accretion) of premiums and discounts
      on investment securities..................................................      17            (23)
    Gain on sale of securities..................................................    (350)             -
    Gain on sale of loans.......................................................    (190)          (118)
    Deferred income taxes benefit...............................................    (243)          (212)
    Increase in interest receivable.............................................    (203)          (492)
    Increase in other assets....................................................    (320)          (331)
    Increase in interest payable................................................       8             16
    Decrease in other liabilities...............................................    (109)          (349)
                                                                                ---------      ---------
    Net cash provided by operating activities...................................   4,716          4,062
                                                                                ---------      ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................  39,976         10,314
  Purchases of securities available for sale.................................... (41,069)        (7,504)
  Purchases of securities held to maturity......................................    (302)             -
  Net increase in loans......................................................... (28,083)       (25,289)
  Purchases of real estate owned................................................     (85)             -
  Purchases of property and equipment...........................................    (689)          (188)
                                                                                ---------      ---------
  Net cash used in investing activities......................................... (30,252)       (22,667)
                                                                                ---------      ---------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................   5,915          1,676
  Net increase in time deposits.................................................  10,549          2,336
  Net (decrease) increase in repurchase agreements..............................  (4,121)         3,281
  Net increase in Federal Home Loan Bank borrowings.............................   9,005         10,430
  Cash dividends paid...........................................................  (1,928)        (1,741)
  Repurchase of stock...........................................................  (2,844)             -
  Proceeds from exercise of stock options.......................................       2              1
                                                                                ---------      ---------
  Net cash provided by financing activities.....................................  16,578         15,983
                                                                                ---------      ---------

Net Decrease in Cash and Cash Equivalents.......................................  (8,958)        (2,622)

Cash and Cash Equivalents at Beginning of Period................................  25,071         17,291
                                                                                ---------      ---------

Cash and Cash Equivalents at End of Period......................................$ 16,113       $ 14,669
                                                                                =========      =========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 15,734       $ 13,849
    Interest-bearing deposits in other banks....................................     379            820
                                                                                ---------      ---------

                                                                                $ 16,113       $ 14,669
                                                                                =========      =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  9,279       $  8,114
  Income taxes paid.............................................................$  2,199       $  1,819

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       6

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 2001, the results of its operations and its cash flows for the three and six months then ended. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.
         The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 2000 Annual Report on Form 10-K.
         This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o Changes in interest rates could reduce net interest income.
o Competitive pressures among financial institutions may increase.
o Legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses that the Corporation and Bank are engaged in.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o Adverse changes may occur in the securities market.

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

3.  Commitments and Contingencies
    -----------------------------

         The Bank had credit availability of 15% of assets, approximately $83,283,000 with the Federal Home Loan Bank of Atlanta at June 30, 2001. Borrowings outstanding under this availability were $25,005,000 and $16,000,000 respectively, at June 30, 2001 and December 31, 2000.
         Commitments to extend credit, which amount to $93,899,000 at June 30, 2001 and $85,489,000 at December 31, 2000, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
          There were no commitments at June 30, 2001 and $800,000 commitments at December 31, 2000 to purchase securities when issued.
          Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2001 and December 31, 2000, the Bank had $951,000 and $1,531,000, respectively, in outstanding standby letters of credit.

4.  New Accounting Pronouncements
    -----------------------------
     The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", during the first quarter of 1998. This statement establishes standards for reporting a measure of all changes in equity of an enterprise that result from transactions and economic events of the period other than transactions with owners ("economic income"). SFAS No. 130 requires an enterprise to report comprehensive income in the notes to the financial statements on an interim basis. The following is a detail of comprehensive income for the three and six months ended June 30, 2001 and 2000:

                                              Three Months Ended           Six Months Ended
                                                    June 30                    June 30
                                            -----------------------    ------------------------
                                               2001         2000          2001         2000
                                            ----------   ----------    ----------   -----------
Net Income                                  $2,450,000   $2,180,000    $4,768,000   $4,295,000
Unrealized holding gains (losses) arising
  during period (net of tax expense)            79,000      122,000       910,000     (274,000)
                                            ----------   ----------    ----------   -----------
Total Comprehensive Income                  $2,529,000   $2,302,000    $5,678,000   $4,021,000
                                            ==========   ==========    ==========   ===========

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

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

5.  Segment and Related Information
    -------------------------------

         The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     Segment information for the three and six months ended June 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $ 10,191       $      -        $      8      $      (8)        $ 10,191
Interest expense                                    4,572              -               8             (8)           4,572
Non-interest income - external customers              735            660             177              -            1,572
Non-interest income - internal customers                -             13               -            (13)               -
Operating income before income taxes                2,891            410           2,508         (2,345)           3,464
Depreciation and amortization                         382             17               3              -              402
Total assets                                      563,407              -          65,452        (65,315)         563,544
Capital expenditures                                  335              -               -              -              335

                                                Three Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $  9,497       $      -        $      3      $      (3)        $  9,497
Interest expense                                    4,179              -               3             (3)           4,179
Non-interest income - external customers              443            624              75              -            1,142
Non-interest income - internal customers                -             14               -            (14)               -
Operating income before income taxes                2,648            435           2,138         (2,193)           3,028
Depreciation and amortization                         342             18               4              -              364
Total assets                                      510,927              -          60,214        (60,079)         511,062
Capital expenditures                                  142              -               2              -              144

                                                Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $ 20,494       $      -        $     14      $     (14)        $ 20,494
Interest expense                                    9,287              -              14            (14)           9,287
Non-interest income - external customers            1,390          1,320             309              -            3,019
Non-interest income - internal customers                -             27               -            (27)               -
Operating income before income taxes                5,845            814           4,816         (4,700)           6,775
Depreciation and amortization                         764             34               5              -              803
Total assets                                      563,407              -          65,452        (65,315)         563,544
Capital expenditures                                  673             16               -              -              689

                                                Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                Trust and
                                                 Community      Investment                    Intersegment
                                                 Banking        Services        Other         Eliminations      Total
                                                 ---------      ----------      -----         ------------      -----
Interest income                                  $ 18,564       $      -        $      9      $      (9)        $ 18,564
Interest expense                                    8,129              -               9             (9)           8,129
Non-interest income - external customers              852          1,317             148              -            2,317
Non-interest income - internal customers                -             27               -            (27)               -
Operating income before income taxes                5,187            924           4,203         (4,332)           5,982
Depreciation and amortization                         691             27               8              -              726
Total assets                                      510,927              -          60,214        (60,079)         511,062
Capital expenditures                                  183              -               5              -              188

                                       10

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


EARNINGS and CAPITAL

         The Corporation's net income for the first six months of 2001 was $4,768,000, an increase of 11.0% over the $4,295,000 earned during the first half of 2000. On a basic and diluted per share basis, net income totaled $.79 for the first six months of 2001, up 12.9% from $.70 in the 2000 period. On an annualized basis, return on average total assets was 1.74% for the first half of 2001 compared to 1.72% for the same period in 2000. Return on average common shareholders' equity was 14.79% and 14.88% for the first six months of 2001 and 2000, respectively.
         The Corporation's net income for the second quarter of 2001 was $2,450,000, an increase of 12.4% over the $2,180,000 earned during the second quarter of 2000. On a basic and diluted per share basis, net income totaled $.41 for the quarter, up 13.9% from $.36 in 2000. On an annualized basis, return on average total assets was 1.77% for the second quarter of 2001 compared to 1.73% for the second quarter of 2000. Return on average common shareholders' equity was 15.03% and 14.98% in the second quarter of 2001 and 2000,respectively.
         Shareholders' equity increased $908,000 during the first half of 2001 from net income of $4,768,000, an increase of $910,000 in unrealized gains on securities available for sale, exercise of stock options of $2,000, less dividends paid of $1,928,000, and less repurchases of stock of $2,844,000.
         The Corporation's growth in earnings resulted from two principal factors. First, net interest income after provision for loan losses improved $787,000, or 8.0%, for the first half of 2001 compared to the first half of 2000 from growth of $46,713,000 in average interest-earning assets and growth of $37,996,000 in average interest-bearing liabilities in the first half of 2001compared to the first half of 2000. Second, non-interest income increased $702,000, or 30.3%, in the second half of 2001 compared to the second half of 2000.

TRENDS and FUTURE EVENTS

         During the first six months of 2001, net loans increased $27,738,000 or 8.3%. Approximately 75% of the increase in loans was originated in two recently opened offices in Martinsville and South Boston, Virginia and through loan participations with another bank in a nearby market. The increase in loans was funded by increased deposits and borrowings from the Federal Home Loan Bank of Atlanta.
         Total deposits increased $16,464,000 or 3.9% during the first six months of 2001 and repurchase agreements decreased $4,121,000 or 13.0% during the same period. Repurchase agreements of $27,609,000 are used by commercial accounts to earn higher yields on short-term funds and mature daily.
         During the second quarter of 2001, the Corporation declared a quarterly cash dividend of $.17 per share. This dividend was paid on June 22, 2001 to shareholders of record on June 8, 2001.
         The Federal Reserve Board ("FRB") increased short-term interest rates by increasing the federal funds target rate by 1.75% and the discount rate by 1.50% over a period from June, 1999 to May, 2000, and major banks followed by raising the prime lending rate by 1.75% during this same period. The increases in interest rates in 1999 and 2000 were designed to moderate national economic growth which could have been inflationary if left unchecked. The FRB decreased short-term interest rates by lowering the federal funds target rate and the discount rate by 2.75% in the first half of 2001, and the major banks followed by decreasing the prime lending rate by 2.75%. The FRB lowered interest rates to offset economic weaknesses which could lead to a recession.

NET INTEREST INCOME

         Net interest income on a fully taxable equivalent ("FTE") basis was $11,695,000 for the first six months of 2001 compared to $10,848,000 for the first six months of 2000, an increase of 7.8%. The interest rate spread decreased to 3.69% from 3.81%, and the net yield on earning assets decreased to

4.47% from 4.55% in the first six months of 2001 compared to the first six months of 2000, respectively. Net interest income on a FTE basis increased due to growth of $46,713,000 in average interest-earning assets while average interest-bearing liabilities grew only $37,996,000 which overshadowed a decline in the interest rate spread. Growth in non interest-bearing demand deposits and retained income resulted in greater growth in average interest-earning assets over interest-bearing liabilities. The lower interest rate spread occurred because average-interest-bearing liabilities grew more in the higher cost areas of time deposits, money market accounts and repurchase accounts while average loans grew most in the commercial area which adjusted more quickly to declining interest rates than did time deposits in the first half of 2001 compared to the first half of 2000.
         Net interest income on a FTE basis was $5,865,000 in the second quarter of 2001 compared to $5,524,000 in the second quarter of 2000, an increase of 6.2%. The interest rate spread decreased to 3.70% from 3.83% and the net yield on earning assets decreased to 4.46% from 4.59% in the second quarter of 2001 compared to the second quarter of 2000, respectively. The reasons for higher net interest income on a FTE basis and for a lower interest rate spread for the second quarter of 2001 compared to the second quarter of 2000 were similar to the reasons previously discussed for the six month periods. The following tables demonstrate fluctuations in net interest income and the related yields for the first six months and second quarter of 2001 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                          Interest
For six months ended June 30               Average Balance             Income/Expense            Yield/Rate
                                        ---------------------      ----------------------      ---------------------

                                          2001         2000          2001          2000          2001          2000
                                        --------     --------      --------      --------      --------      --------
Loans:
  Commercial                            $128,972     $ 92,069      $  5,557      $  4,163         8.62%         9.04%
  Mortgage                               177,887      160,089         7,563         6,698         8.50          8.37
  Consumer                                46,154       51,360         2,372         2,505        10.28          9.75
                                        --------     --------      --------      --------      --------      --------
  Total loans                            353,013      303,518        15,492        13,366         8.78          8.81
                                        --------     --------      --------      --------      --------      --------

Investment securities:
  U. S. Government                             -        5,312             -           168            -          6.33
  Federal agencies                        93,938      102,476         3,011         3,303         6.41          6.45
  State and municipal                     39,281       39,989         1,338         1,365         6.81          6.83
  Other investments                       29,531       22,664           952           705         6.45          6.22
                                        --------     --------      --------      --------      --------      --------
  Total investment securities            162,750      170,441         5,301         5,541         6.51          6.50
                                        --------     --------      --------      --------      --------      --------

Deposits in other banks                    7,367        2,458           189            70         5.13          5.70
                                        --------     --------      --------      --------      --------      --------

  Total interest-earning assets          523,130      476,417        20,982        18,977         8.02          7.97
                                                                   --------      --------      --------      --------

Other non-earning assets                  26,328       23,643
                                        --------     --------

  Total assets                          $549,458     $500,060
                                        ========     ========

Interest-bearing deposits:
  Demand                                $ 56,282     $ 55,659           282          522          1.00          1.88
  Money market                            39,404       23,095           734          383          3.73          3.32
  Savings                                 61,547       64,926           614          855          2.00          2.63
  Time                                   227,104      198,436         6,619        5,119          5.83          5.16
                                        --------     --------      --------      -------       --------      --------
  Total  interest-bearing deposits       384,337      342,116         8,249        6,879          4.29          4.02

Repurchase agreements                     28,435       24,005           612          558          4.30          4.65
Other borrowings                          16,451       25,106           426          692          5.18          5.51
                                        --------     --------      --------      -------       --------      --------
  Total interest-bearing
    liabilities                          429,223      391,227         9,287        8,129          4.33          4.16
                                                                   --------      -------       --------      --------

Demand deposits                           51,704       47,803
Other liabilities                          4,034        3,302
Shareholders' equity                      64,497       57,728
                                        --------     --------
  Total liabilities and
    shareholders' equity                $549,458     $500,060
                                        ========     ========

Interest rate spread                                                                              3.69%         3.81%
                                                                                               ========      ========

Net interest income                                                  11,695       10,848
                                                                   ========      =======

Taxable equivalent adjustment                                           488          413
                                                                   ========      =======

Net yield on earning assets                                                                       4.47%         4.55%
                                                                                               ========      ========

                                       13

The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                          Interest
For three months ended June 30             Average Balance             Income/Expense            Yield/Rate
                                        ---------------------      ----------------------      ---------------------

                                          2001         2000          2001          2000          2001          2000
                                        --------     --------      --------      --------      --------      --------

Loans:
  Commercial                            $133,991     $ 96,186      $  2,815      $  2,217         8.40%         9.22%
  Mortgage                               179,272      162,586         3,757         3,453         8.38          8.50
  Consumer                                44,955       50,752         1,176         1,247        10.46          9.83
                                        --------     --------      --------      --------      --------      --------
  Total loans                            358,218      309,524         7,748         6,917         8.65          8.94
                                        --------     --------      --------      --------      --------      --------

Investment securities:
  U. S. Government                             -        3,624             -            59            -          6.51
  Federal agencies                        91,066      102,741         1,446         1,654         6.35          6.44
  State and municipal                     39,357       40,059           670           683         6.81          6.82
  Other investments                       31,324       23,858           505           372         6.45          6.24
                                        --------     --------      --------      --------      --------      --------
  Total investment securities            161,747      170,282         2,621         2,768         6.48          6.50
                                        --------     --------      --------      --------      --------      --------

Deposits in other banks                    5,852        1,189            68            18         4.65          6.06
                                        --------     --------      --------      --------      --------      --------

  Total interest-earning assets          525,817      480,995        10,437         9,703         7.94          8.07
                                                                   --------      --------      --------      --------

Other non-earning assets                  27,445       23,600
                                        --------     --------

  Total assets                          $553,262     $504,595
                                        ========     ========

Interest-bearing deposits:
  Demand                                $ 55,554     $ 55,364           117          258           .84          1.86
  Money market                            39,401       23,055           343          194          3.48          3.37
  Savings                                 61,767       64,862           288          428          1.87          2.64
  Time                                   229,862      198,128         3,326        2,600          5.79          5.25
                                        --------     --------      --------      -------       --------      --------
  Total  interest-bearing deposits       386,584      341,409         4,074        3,480          4.22          4.08

Repurchase agreements                     28,117       23,870           284          284          4.04          4.76
Other borrowings                          16,627       28,928           214          415          5.15          5.74
                                        --------     --------      --------      -------       --------      --------
  Total interest-bearing
    liabilities                          431,328      394,207         4,572        4,179          4.24          4.24
                                                                   --------      -------       --------      --------

Demand deposits                           52,479       48,907
Other liabilities                          4,270        3,290
Shareholders' equity                      65,185       58,191
                                        --------     --------
  Total liabilities and
    shareholders' equity                $553,262     $504,595
                                        ========     ========

Interest rate spread                                                                              3.70%         3.83%
                                                                                               ========      ========

Net interest income                                                   5,865        5,524
                                                                   ========      =======

Taxable equivalent adjustment                                           246          206
                                                                   ========      =======

Net yield on earning assets                                                                       4.46%         4.59%
                                                                                               ========      ========

                                       14

ASSET QUALITY

         Non-performing assets include loans on which interest is no longer accrued, loans classified as troubled debt restructurings and foreclosed properties. Non-performing assets increased to $525,000 at June 30, 2001 from $176,000 at December 31, 2000.
         Foreclosed properties were $115,000 at June 30, 2001 and $30,000 at December 31, 2000.
         Loans in a non-accrual status at June 30, 2001 were $410,000 compared with $146,000 at December 31, 2000. Loans on accrual status and past due 90 or more at June 30, 2001 were $330,000 compared with $239,000 at December 31, 2000.
         Total non-performing loans and loans past due 90 days or more as a percentage of net loans were .20% at June 30, 2001 and .11% at December 31, 2000. Total non-performing loans and loans past due 90 days or more, on an accrual status, are considered low by industry standards. Net charge-offs for the first six months, annualized, as a percentage of average loans decreased to
 .09% in 2001 from .15% in 2000. These charge-off ratios are low by industry standards. Average net charge-offs as a percentage of average loans for the past three calendar years was .14%.
         During the first six months of 2001 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at June 30, 2001, if all such loans had been accruing interest at the original contractual rate, was $21,000. No interest payments were recorded during the reporting period as interest income for all such non-performing loans.

PROVISION and RESERVE FOR LOAN LOSSES

         The provision for loan losses was $535,000 for the first half and $273,000 for the second quarter of 2001 versus $550,000 and $335,000, respectively, for the 2000 periods. The decreased provision for loan losses resulted from fewer loan chargeoffs in the 2001 periods. The reserve for loan losses totaled $5,151,000 at June 30, 2001, an increase of 8.5% over the $4,746,000 recorded at December 31, 2000. The ratio of reserves to loans, less unearned discount, was 1.40% at June 30, 2001 and at December 31, 2000. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

         Non-interest income for the first six months of 2001 was $3,019,000, an increase of 30.3% from $2,317,000 reported in the first six months of 2000. The major reasons for the 2001 first half growth in non-interest income were $350,000 in gains from securities called, an increase of $136,000, or 25.9%, in service charges on deposit accounts, an increase of $111,000, or 40.7% in other fees and commissions, and an increase of $72,000, or 61.0%, in mortgage banking income. Commissions from the sale of non-deposit products such as mutual funds and annuities accounted for 79% of the growth in other fees and commissions. Mortgage banking income increased due to lower interest rates which made mortgage borrowing by customers more affordable and advantageous. The gains on securities called resulted from a planned investment strategy of purchasing discount callable U.S. Government Agency obligations in higher interest rate environments. Without the gains on securities called, non-interest income increased 15.2% during the first half of 2001 compared to the first half of 2000. Trust and investment services income of $1,320,000 during the first half of 2001 was slightly ahead of the first half of 2000 because the increase in new business exceeded the drop in the equities market which negatively impacted asset values under management. The Bank's trust department managed accounts whose market values approximated $353,000,000 at June 30, 2001 compared to $352,000,000 at June 30, 2000.
         Non-interest income for the second quarter of 2001 was $1,572,000, an increase of 37.7% from $1,142,000 reported in the second quarter of 2000. The reasons for increased non-interest income for the three months ended June 30, 2001 were similar to those for the six month period ended June 30, 2001.

NON-INTEREST EXPENSE

         Non-interest expense for the first six months of 2001 was $6,916,000, an 11.2% increase from the $6,220,000 reported for the same period last year. Salaries increased 10.3% from the same period last year to $3,255,000 in 2001 while pension and other employee benefits increased 22.6% to $721,000. Occupancy and equipment increased $135,000, or 13.4%, for the first half of 2001 from the same period in 2000. These increases were primarily the result of the South Boston office that opened in December 2000, merit salary increases that were effective January 1, 2001, and higher health care and defined benefit pension costs. Core deposit intangible amortization of $225,000 for the first half of 2001 and 2000 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
          Non-interest expense for the second quarter of 2001 was $3,454,000, a 11.5% increase from $3,097,000 reported for the second quarter of 2000. The reasons for increased non-interest expense for the three months ended June 30, 2001 were similar to those for the six month period ended June 30, 2001.
         The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 46.6% and 45.5% for the six months ended June 30, 2001 and 2000, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

INCOME TAX PROVISION

         The income tax provision for the first six months of 2001 was $2,007,000, an increase of $320,000 from $1,687,000 reported a year earlier. The effective tax rate for the first six months of 2001 was 29.6% compared to 28.2% for the first half of 2000. The increase in the effective tax rate resulted from various adjustments.

CAPITAL MANAGEMENT

         Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no nonpermanent preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 2001 the Corporation had a ratio of 14.64% for Tier I and a ratio of 15.88% for total capital. At December 31, 2000 these ratios were 16.02% and 17.09%, respectively.
         During the second quarter of 2001, the Corporation declared and paid a quarterly cash dividend of $.17 per share which was an increase over the $.15 per share declared and paid in the first quarter of 2001. The second quarter dividend totaled $1,024,000
         The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 116,000 shares during the second quarter of 2001 and have been 198,000 shares since August 16, 2000.

MARKET RISK MANAGEMENT

         The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates.
          The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30, 2001 were not materially different from December 31, 2000 and were in compliance with established policy guidelines. Based on numerous assumptions, including no change in the mix and no growth in assets or liabilities, net interest income for the next twelve months is projected to increase slightly when interest rates are higher and decrease slightly when interest rates are lower.
         The Bank's net liquid assets to net liabilities ratio was 18.9% at June 30, 2001 and 21.5% at December 31, 2000. The decline in this ratio reflects greater loan growth than deposit growth and increased pledging of securities on large deposits; however, both of these ratios are considered to reflect adequate liquidity for the respective periods.
         Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, seasonal increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

3.  Defaults upon senior securities
         None

4.  Results of votes of security holders
         None

5.  Other information
         None

6.  Exhibits and Reports on Form 8-K
    (a) Exhibits - None

    (b) Reports on Form 8-K
         On May 31, 2001, the Corporation filed a current report on Form 8-K under Item 5 to report the CEO's message to stockholders.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------
                                   Charles H. Majors
Date - August, 8, 2001             President and Chief Executive Officer


                                   /s/ T. Allen Liles
                                   ------------------
                                   T. Allen Liles
                                   Senior Vice-President and
Date - August 8, 2001              Secretary-Treasurer (Chief Financial Officer)