Form 10-Q
period 2001-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2001-11-14
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.
                                                            ------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .
                                                            ------    ------

Commission file number:  0-12820
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


The number of shares outstanding of the issuer's common stock as of November 09, 2001 was 5,831,756.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX

Part I.  Financial Information                                                                          Page No.

  Item 1.  Financial Statements (Unaudited)


             Consolidated Balance Sheets as of September 30, 2001
               and December 31, 2000..........................................................................3

             Consolidated Statements of Income for the three months
               ended September 30, 2001 and 2000..............................................................4

             Consolidated Statements of Income for the nine months
               ended September 30, 2001 and 2000..............................................................5

             Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000..............................................................6

             Notes to Consolidated Financial Statements.....................................................7-9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations....................................................................10-17


Part II. Other Information...................................................................................18

SIGNATURES ..................................................................................................18

                                        American National Bankshares Inc. and Subsidiary
                                                         (In Thousands)
                                                          (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                  September 30      December 31
                                                                                      2001              2000
                                                                                  ------------      -----------
ASSETS
Cash and due from banks.............................................................$ 14,315          $ 16,393
Interest-bearing deposits in other banks............................................  16,295             8,678

Investment securities:
  Securities available for sale (at market value)................................... 114,453           120,353
  Securities held to maturity (market value of $36,245 at
    September 30, 2001 and $42,920 at December 31, 2000)............................  35,154            42,576
                                                                                    ---------         ---------
  Total investment securities....................................................... 149,607           162,929
                                                                                    ---------         ---------

Loans, net of unearned income ...................................................... 372,677           339,756
Less allowance for loan losses......................................................  (5,252)           (4,746)
                                                                                    ---------         ---------
  Net loans......................................................................... 367,425           335,010
                                                                                    ---------         ---------

Bank premises and equipment, at cost, less accumulated
  depreciation of $9,389 in 2001 and $8,518 in 2000.................................   7,780             7,868
Accrued interest receivable and other assets........................................   9,310            10,511
                                                                                    ---------         ---------
  Total assets......................................................................$564,732          $541,389
                                                                                    =========         =========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing...........................................$ 60,236          $ 54,496
  Demand deposits -- interest bearing...............................................  56,087            58,273
  Money market deposits.............................................................  39,214            32,480
  Savings deposits..................................................................  64,130            61,586
  Time deposits..................................................................... 231,343           219,753
                                                                                    ---------         ---------
  Total deposits.................................................................... 451,010           426,588
                                                                                    ---------         ---------

Repurchase agreements...............................................................  29,326            31,730
FHLB borrowings.....................................................................  13,000            16,000
Accrued interest payable and other liabilities......................................   4,942             3,733
                                                                                    ---------         ---------
  Total liabilities................................................................. 498,278           478,051
                                                                                    ---------         ---------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding................................................................       -                 -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,913,656 shares outstanding at September 30, 2001
    and 6,063,772 shares outstanding at December 31, 2000...........................   5,914             6,064
  Capital in excess of par value....................................................   9,735             9,831
  Retained earnings.................................................................  48,744            47,120
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale...........................   2,061               323
                                                                                    ---------         ---------
  Total shareholders' equity........................................................  66,454            63,338
                                                                                    ---------         ---------
  Total liabilities and shareholders' equity........................................$564,732          $541,389
                                                                                    =========         =========

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                    Consolidated Statements of Income
                             American National Bankshares Inc. and Subsidiary
                                              (In Thousands)
                                               (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                    September 30
                                                                                --------------------
                                                                                  2001         2000
                                                                                -------      -------
Interest Income:
  Interest and fees on loans....................................................$ 7,573      $ 7,326
  Interest on deposits in other banks...........................................     80           26
  Income on investment securities:
    U S Government..............................................................      -            -
    Federal agencies............................................................  1,314        1,633
    State and municipal.........................................................    486          488
    Other investments...........................................................    483          380
                                                                                -------      -------
  Total interest income.........................................................  9,936        9,853
                                                                                -------      -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    103          262
    Money market................................................................    335          229
    Savings.....................................................................    298          423
    Time........................................................................  3,120        2,789
  Interest on repurchase agreements ............................................    277          415
  Interest on other borrowings..................................................    206          409
                                                                                -------      -------
  Total interest expense........................................................  4,339        4,527
                                                                                -------      -------
Net Interest Income.............................................................  5,597        5,326
Provision for Loan Losses.......................................................    252          290
                                                                                -------      -------
Net Interest Income After Provision
  For Loan Losses...............................................................  5,345        5,036
                                                                                -------      -------
Non-Interest Income:
  Trust and investment services.................................................    623          632
  Service charges on deposit accounts...........................................    342          284
  Non-deposit fees and insurance commissions....................................    175          148
  Mortgage banking income.......................................................     93           71
  Securities gains, net.........................................................     10            -
  Other income..................................................................     69           51
                                                                                -------      -------
  Total non-interest income.....................................................  1,312        1,186
                                                                                -------      -------
Non-Interest Expense:
  Salaries......................................................................  1,556        1,548
  Pension and other employee benefits...........................................    378          307
  Occupancy and equipment.......................................................    596          529
  Postage and printing..........................................................    103          101
  Core deposit intangible amortization .........................................    112          112
  Other.........................................................................    693          575
                                                                                -------      -------
  Total non-interest expense....................................................  3,438        3,172
                                                                                -------      -------
Income Before Income Tax Provision..............................................  3,219        3,050
Income Tax Provision............................................................    928          860
                                                                                -------      -------
Net Income......................................................................$ 2,291      $ 2,190
                                                                                =======      =======

-------------------------------------------------------------------------------------------------------
Net Income Per Common Share
Basic...........................................................................$   .39      $   .36
Diluted.........................................................................$   .39      $   .36
-------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................5,912,701    6,096,685
Diluted.........................................................................5,937,451    6,096,685
-------------------------------------------------------------------------------------------------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                    Consolidated Statements of Income
                             American National Bankshares Inc. and Subsidiary
                                              (In Thousands)
                                               (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended
                                                                                   September 30
                                                                                --------------------
                                                                                  2001         2000
                                                                                -------      -------
Interest Income:
  Interest and fees on loans....................................................$22,997      $20,666
  Interest on deposits in other banks...........................................    269           96
  Income on investment securities:
    U S Government..............................................................      -          168
    Federal agencies............................................................  4,325        4,936
    State and municipal.........................................................  1,448        1,466
    Other investments...........................................................  1,391        1,085
                                                                                -------      -------
  Total interest income......................................................... 30,430       28,417
                                                                                -------      -------
Interest Expense:
  Interest on deposits:
    Demand......................................................................    385          784
    Money market................................................................  1,069          612
    Savings.....................................................................    912        1,278
    Time........................................................................  9,739        7,908
  Interest on repurchase agreements.............................................    889          973
  Interest on other borrowings..................................................    632        1,101
                                                                                -------      -------
  Total interest expense........................................................ 13,626       12,656
                                                                                -------      -------
Net Interest Income............................................................. 16,804       15,761
Provision for Loan Losses.......................................................    787          840
                                                                                -------      -------
Net Interest Income After Provision
  For Loan Losses............................................................... 16,017       14,921
                                                                                -------      -------
Non-Interest Income:
  Trust and investment services.................................................  1,943        1,949
  Service charges on deposit accounts...........................................  1,003          809
  Non-deposit fees and insurance commissions....................................    559          421
  Mortgage banking income.......................................................    283          189
  Securities gains, net.........................................................    360            -
  Other income..................................................................    183          135
                                                                                -------      -------
  Total non-interest income.....................................................  4,331        3,503
                                                                                -------      -------
Non-Interest Expense:
  Salaries......................................................................  4,811        4,499
  Pension and other employee benefits...........................................  1,099          895
  Occupancy and equipment.......................................................  1,736        1,534
  Postage and printing..........................................................    362          333
  Core deposit intangible amortization .........................................    337          337
  Other.........................................................................  2,009        1,794
                                                                                -------      -------
  Total non-interest expense.................................................... 10,354        9,392
                                                                                -------      -------
Income Before Income Tax Provision..............................................  9,994        9,032
Income Tax Provision............................................................  2,935        2,547
                                                                                -------      -------
Net Income......................................................................$ 7,059      $ 6,485
                                                                                =======      =======

-------------------------------------------------------------------------------------------------------
Net Income Per Common Share
Basic...........................................................................$  1.18      $  1.06
Diluted.........................................................................$  1.18      $  1.06
-------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding
Basic...........................................................................5,985,070    6,101,382
Diluted.........................................................................6,006,635    6,105,454
-------------------------------------------------------------------------------------------------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                Consolidated Statements of Cash Flows
                           American National Bankshares Inc. and Subsidiary
                                            (In Thousands)
                                             (Unaudited)
                                                                                  Nine Months Ended
                                                                                ---------------------
                                                                                     September 30
                                                                                   2001         2000
                                                                                ---------------------
Cash Flows from Operating Activities:
  Net income....................................................................$  7,059     $  6,485
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses.................................................     787          840
      Depreciation..............................................................     871          764
      Core deposit intangible amortization......................................     337          337
      Net amortization (accretion) of premiums and discounts
        on investment securities................................................      51          (36)
      Gain on sale of securities................................................    (360)           -
      Gain on sale of loans.....................................................    (283)        (189)
      Loss on sale of real estate owned.........................................      20            -
      Deferred income taxes benefit.............................................    (314)        (306)
      Decrease (increase) in interest receivable................................     254         (748)
      Increase in other assets..................................................    (102)        (565)
      (Decrease) increase in interest payable...................................    (115)         150
      Increase (decrease) in other liabilities..................................   1,324         (494)
                                                                                ---------    ---------
  Net cash provided by operating activities.....................................   9,529        6,238
                                                                                ---------    ---------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities......................  57,636       12,034
  Purchases of securities available for sale.................................... (41,069)      (7,505)
  Purchases of securities held to maturity......................................    (302)           -
  Net increase in loans......................................................... (32,919)     (36,201)
  Proceeds from sale of real estate owned.......................................     195            -
  Purchases of real estate owned................................................     (85)           -
  Purchases of property and equipment...........................................    (783)        (336)
  Net cash used in investing activities......................................... (17,327)     (32,008)
                                                                                ---------    ---------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................  12,832       10,172
  Net increase in time deposits.................................................  11,590       12,711
  Net (decrease) increase in repurchase agreements .............................  (2,404)       9,668
  Net decrease in borrowings....................................................  (3,000)      (5,000)
  Cash dividends paid...........................................................  (2,933)      (2,653)
  Repurchase of stock...........................................................  (2,927)        (244)
  Proceeds from exercise of stock options.......................................     179            1
                                                                                ---------    ---------
  Net cash provided by financing activities.....................................  13,337       24,655
                                                                                ---------    ---------

Net Increase (Decrease) in Cash and Cash Equivalents............................   5,539       (1,115)

Cash and Cash Equivalents at Beginning of Period................................  25,071       17,291
                                                                                ---------    ---------
Cash and Cash Equivalents at End of Period......................................$ 30,610     $ 16,176
                                                                                =========    =========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 14,315     $ 12,952
    Interest-bearing deposits in other banks....................................  16,295        3,224
                                                                                ---------    ---------
                                                                                $ 30,610     $ 16,176
                                                                                =========    =========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 13,741     $ 12,506
  Income taxes paid.............................................................$  2,202     $  2,827

The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 2001, the results of its operations and its cash flows for the three and nine months then ended. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 2000 Annual Report on Form 10-K.
     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o  Changes in interest rates could reduce net interest income.
o  Competitive pressures among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o  Adverse changes may occur in the securities market.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. The statement is effective for fiscal years beginning after June 15, 2000. Adoption did not have a material impact on the Corporation.
     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement revises the criteria for accounting for securitizations, other financial-assets transfers and collateral and introduces new disclosures. This statement is effective for fiscal years ending after March 31, 2001. The adoption of this statement is not expected to have a material effect on the Corporation's consolidated financial statements.
     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value.
     The Corporation had no pending acquisitions initiated before or after June 30, 2001. In addition, the Corporation has no recorded goodwill. The adoption of SFAS No. 141 and 142 are not expected to have a material impact on the Corporation.

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three and nine months ended September 30, 2001 and 2000:

                                                       Three Months Ended               Nine Months Ended
                                                          September 30                     September 30
                                                   --------------------------       --------------------------
                                                       2001            2000             2001            2000
                                                       ----            ----             ----            ----
Net Income                                         $2,291,000      $2,190,000       $7,059,000      $6,485,000
Unrealized holding gains (losses) arising
   during period  (net of tax expense)                828,000       1,005,000        1,738,000         731,000
                                                   ----------      ----------       ----------      ----------
Total comprehensive income                         $3,119,000      $3,195,000       $8,797,000      $7,216,000
                                                   ==========      ==========       ==========      ==========

SEGMENT AND RELATED INFORMATION

     Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     Segment information for the three and nine months ended September 30, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                Three Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                                               Trust and
                                                Community      Investment                   Intersegment
                                                Banking        Services        Other        Eliminations      Total
                                                ---------      ----------      -----        ------------      -----
Interest income                                 $  9,936        $    -         $    10        $    (10)       $   9,936
Interest expense                                   4,339             -              10             (10)           4,339
Non-interest income - external customers             548           623             141               -            1,312
Non-interest income - internal customers               -            14               -             (14)               -
Operating income before income taxes               2,954           392           2,320          (2,447)           3,219
Depreciation and amortization                        385            18               2               -              405
Total assets                                     563,880             -          67,537         (66,685)         564,732
Capital expenditures                                  94             -               -               -               94

                                                Three Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                               Trust and
                                                Community      Investment                   Intersegment
                                                Banking        Services        Other        Eliminations      Total
                                                ---------      ----------      -----        ------------      -----
Interest income                                 $  9,853       $     -         $     6        $     (6)       $   9,853
Interest expense                                   4,527             -               6              (6)           4,527
Non-interest income - external customers             458           632              96               -            1,186
Non-interest income - internal customers               -            13               -             (13)               -
Operating income before income taxes               2,699           405           2,170          (2,224)           3,050
Depreciation and amortization                        372            (1)              4               -              375
Total assets                                     522,808             -          62,610         (62,500)         522,918
Capital expenditures                                 134            13               1               -              148

                                                Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------
                                                               Trust and
                                                Community      Investment                   Intersegment
                                                Banking        Services        Other        Eliminations      Total
                                                ---------      ----------      -----        ------------      -----
Interest income                                 $ 30,430       $     -         $    24        $    (24)       $  30,430
Interest expense                                  13,626             -              24             (24)          13,626
Non-interest income - external customers           1,938         1,943             450               -            4,331
Non-interest income - internal customers               -            41               -             (41)               -
Operating income before income taxes               8,799         1,206           7,136          (7,147)           9,994
Depreciation and amortization                      1,149            52               7               -            1,208
Total assets                                     563,880             -          67,537         (66,685)         564,732
Capital expenditures                                 767            16               -               -              783

                                                Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------
                                                               Trust and
                                                Community      Investment                   Intersegment
                                                Banking        Services        Other        Eliminations      Total
                                                ---------      ----------      -----        ------------      -----
Interest income                                 $ 28,417       $     -         $    15        $    (15)       $  28,417
Interest expense                                  12,656             -              15             (15)          12,656
Non-interest income - external customers           1,310         1,949             244               -            3,503
Non-interest income - internal customers               -            40               -             (40)               -
Operating income before income taxes               7,886         1,329           6,373          (6,556)           9,032
Depreciation and amortization                      1,063            26              12               -            1,101
Total assets                                     522,808             -          62,610         (62,500)         522,918
Capital expenditures                                 317            13               6               -              336

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first nine months of 2001 was $7,059,000, an increase of 8.9% over the $6,485,000 earned during the same period of 2000. On a basic and diluted per share basis, net earnings totaled $1.18 for the first nine months of 2001, up 11.3% from $1.06 during the same period of 2000. On an annualized basis, return on average total assets was 1.70% for the first nine months of 2001 compared to 1.71% for the same nine month period in 2000. Return on average common shareholders' equity was 14.55% and 14.81% for the first nine months of 2001 and 2000, respectively.
     Net income for the third quarter of 2001 totaled $2,291,000 compared to 2000's $2,190,000. Basic and diluted earnings per share totaled $0.39 in the third quarter of 2001, compared to $0.36 in the third quarter of 2000. This represents a gain in basic and diluted earnings per share of 8.3%. Annualized returns on average assets and stockholders' equity for the third quarter were 1.64% and 14.07%, respectively, in 2001, compared to 2000's 1.70% and 14.73%.
     The Corporation's growth in earnings resulted from several factors. Net interest income after provision for loan losses improved $1,096,000, or 7.3%, for the first nine months of 2001 compared to the same period in 2000 due to overall loan and deposit growth. For the same comparative period, non-interest income grew by $828,000, with $360,000 of the growth from non-recurring gains on the pre-maturity call of investment securities. The increases in net income and non-interest income were partially offset by growth in non-interest and income tax expense.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $17,540,000 for the first nine months of 2001 compared to $16,377,000 for the first nine months of 2000, an increase of 7.1%. The interest rate spread decreased to 3.69% from 3.77%, and the net yield on earning assets decreased to 4.44% from 4.54% in the first nine months of 2001 compared to the first nine months of 2000, respectively. Net interest income on a FTE basis increased due to growth of $45,773,000 in average interest-earning assets while average interest-bearing liabilities grew only $37,078,000, which overshadowed a decline in the interest rate spread. The lower interest rate spread occurred because average-interest-bearing liabilities grew more in the higher cost areas of time deposits, money market accounts and repurchase accounts while average loans grew most in the commercial area which adjusted more rapidly to declining interest rates than did time deposits during the first nine months of 2001 compared to same period of 2000.
     Net interest income on a FTE basis was $5,845,000 in the third quarter of 2001 compared to $5,529,000 in the third quarter of 2000, an increase of 5.7%. The interest rate spread decreased to 3.65% from 3.70% and the net yield on earning assets decreased to 4.37% from 4.51% in the third quarter of 2001 compared to the third quarter of 2000, respectively. The reasons for higher net interest income on a FTE basis and for a lower interest rate spread for the third quarter of 2001 compared to the third quarter of 2000 were similar to the reasons previously discussed for the nine month periods.
     During the third quarter of 2001, the Federal Reserve decreased the target federal funds rate two times by a total of .75% and again on October 2, 2001 by
 .50% after a 2.75% decline in the first six months of 2001. Changes in the federal funds rate generally affect other interest rates. The Wall Street Journal prime rate has fallen from 9.50% at December 31, 2000 to 6.00% at September 30, 2001, compared to the September 30, 2000 prime rate of 9.50%. While the Corporation's balance sheet is liability-sensitive, it has become increasingly difficult to reduce funding costs at the same pace with the market-driven reductions in asset yields. The resultant decrease in interest income from the lower yield on earning assets exceeds the decrease in interest expense from lower costs of interest-bearing liabilities.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first nine months and third quarter of 2001 compared to similar prior year periods.

     The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                         Interest
                                           Average Balance            Income/Expense              Yield/Rate
                                        ---------------------      --------------------      --------------------
                                          2001         2000          2001         2000         2001         2000
                                        --------     --------      -------      -------      -------      -------
For nine months ended September 30
Loans:
  Commercial                            $134,601     $ 96,712      $ 8,405      $ 6,635        8.33%        9.15%
  Mortgage                               179,183      162,868       11,211       10,326        8.34         8.45
  Consumer                                44,921       50,778        3,484        3,743       10.34         9.83
                                        --------     --------      -------      -------      -------      -------
  Total loans                            358,705      310,358       23,100       20,704        8.59         8.89
                                        --------     --------      -------      -------      -------      -------

Investment securities:
  U. S. Government                             -        3,528            -          168           -         6.35
  Federal agencies                        90,539      102,040        4,325        4,936        6.37         6.45
  State and municipal                     39,406       39,963        2,015        2,044        6.82         6.82
  Other investments                       30,175       23,182        1,457        1,085        6.44         6.24
                                        --------     --------      -------      -------      -------      -------
  Total investment securities            160,120      168,713        7,797        8,233        6.49         6.51
                                        --------     --------      -------      -------      -------      ------

Deposits in other banks                    8,169        2,150          269           96        4.39         5.95
                                        --------     --------      -------      -------      -------      -------

  Total interest-earning assets          526,994      481,221       31,166       29,033        7.89         8.04
                                                                   -------      -------      -------      -------

Other non-earning assets                  26,083       23,649
                                        --------     --------

  Total assets                          $553,077     $504,870
                                        ========     ========

Interest-bearing deposits:
  Demand                                $ 56,030     $ 55,701          385          784         .92         1.88
  Money market                            40,262       23,922        1,069          612        3.54         3.41
  Savings                                 62,271       64,420          912        1,278        1.95         2.65
  Time                                   228,086      198,669        9,739        7,908        5.69         5.31
                                        --------     --------      -------      -------      ------       -------
  Total interest-bearing deposits        386,649      342,712       12,105       10,582        4.17         4.12

Repurchase agreements                     29,108       26,452          889          973        4.07         4.90
Other borrowings                          16,331       25,846          632        1,101        5.16         5.68
                                        --------     --------      -------      -------      ------       -------
  Total interest-bearing
    liabilities                          432,088      395,010       13,626       12,656        4.20         4.27
                                                                   -------      -------      ------       -------

Demand deposits                           52,221       48,196
Other liabilities                          4,069        3,275
Shareholders' equity                      64,699       58,389
                                        --------     --------
  Total liabilities and
    shareholders' equity                $553,077     $504,870
                                        ========     ========

Interest rate spread                                                                           3.69%        3.77%
                                                                                             =======      =======

Net interest income                                                $17,540      $16,377
                                                                   =======      =======

Taxable equivalent adjustment                                      $   736      $   616
                                                                   =======      =======

Net yield on earning assets                                                                    4.44%        4.54%
                                                                                             =======      =======

     The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):
                                                                         Interest
                                           Average Balance            Income/Expense              Yield/Rate
                                        ---------------------      --------------------      --------------------
                                          2001         2000          2001         2000         2001         2000
                                        --------     --------      -------      -------      -------      -------
For three months ended September 30
Loans:
  Commercial                            $145,676     $105,894      $ 2,848      $ 2,472        7.82%        9.34%
  Mortgage                               181,733      168,364        3,648        3,628        8.03         8.62
  Consumer                                42,497       49,627        1,112        1,238       10.47         9.98
                                        --------     --------      -------      -------      -------      -------
  Total loans                            369,906      323,885        7,608        7,338        8.23         9.06
                                        --------     --------      -------      -------      -------      -------

Investment securities:
  U. S. Government                             -            -            -            -           -            -
  Federal agencies                        83,852      101,179        1,314        1,633        6.27         6.46
  State and municipal                     39,650       39,911          677          679        6.83         6.81
  Other investments                       31,441       24,208          505          380        6.42         6.28
                                        --------     --------      -------      -------      -------      -------
  Total investment securities            154,943      165,298        2,496        2,692        6.44         6.51
                                        --------     --------      -------      -------      -------      ------

Deposits in other banks                    9,745        1,564           80           26        3.28         6.65
                                        --------     --------      -------      -------      -------      -------

  Total interest-earning assets          534,594      490,747       10,184       10,056        7.62         8.20
                                                                   -------      -------      -------      -------

Other non-earning assets                  25,605       23,625
                                        --------     --------

  Total assets                          $560,199     $514,372
                                        ========     ========

Interest-bearing deposits:
  Demand                                $ 55,535     $ 55,785          103          262         .74         1.88
  Money market                            41,949       25,558          335          229        3.19         3.58
  Savings                                 63,469       63,420          298          423        1.88         2.67
  Time                                   230,018      199,131        3,120        2,789        5.43         5.60
                                        --------     --------      -------      -------      ------       -------
  Total interest-bearing deposits        390,971      343,894        3,856        3,703        3.95         4.31

Repurchase agreements                     30,432       31,294          277          415        3.64         5.30
Other borrowings                          16,093       27,311          206          409        5.12         5.99
                                        --------     --------      -------      -------      ------       -------
  Total interest-bearing
    liabilities                          437,496      402,499        4,339        4,527        3.97         4.50
                                                                   -------      -------      ------       -------

Demand deposits                           53,413       48,972
Other liabilities                          4,172        3,409
Shareholders' equity                      65,118       59,492
                                        --------     --------
  Total liabilities and
    shareholders' equity                $560,199     $514,372
                                        ========     ========

Interest rate spread                                                                           3.65%       3.70%
                                                                                             =======      =======

Net interest income                                                $ 5,845      $ 5,529
                                                                   =======      =======

Taxable equivalent adjustment                                      $   248      $   203
                                                                   =======      =======

Net yield on earning assets                                                                    4.37%       4.51%
                                                                                             =======      =======

PROVISION AND RESERVE FOR LOAN LOSSES

     The provision for loan losses was $787,000 for the first nine months and $252,000 for the third quarter of 2001 versus $840,000 and $290,000, respectively, for the 2000 periods. The decreased provision for loan losses resulted from fewer net loan charge-offs for the first nine months of 2001, compared to the same period in 2000. The reserve for loan losses totaled $5,252,000 at September 30, 2001, an increase of 10.7% over the $4,746,000 recorded at December 31, 2000.
     The ratio of reserves to loans, less unearned discount, was 1.41% at September 30, 2001 and 1.40% at December 31, 2000. In Management's opinion, the current reserve for loan losses is adequate.

NON-INTEREST INCOME

     Non-interest income for the first nine months of 2001 was $4,331,000, an increase of 23.6% from $3,503,000 reported in the first nine months of 2000. The major reasons for the 2001 growth in non-interest income were $360,000 in gains from securities called, an increase of $194,000, or 24.0%, in service charges on deposit accounts, an increase of $138,000, or 32.8% in other fees and commissions, and an increase of $94,000, or 49.7%, in mortgage banking income. Commissions from the sale of non-deposit products such as mutual funds and annuities accounted for 80.5% of the growth in other fees and commissions. Mortgage banking income increased due to lower interest rates that made mortgage borrowing by customers more affordable and advantageous. The gains on securities called resulted from a planned investment strategy of purchasing discount callable U.S. Government Agency obligations in higher interest rate environments. Without the gains on securities called, non-interest income increased 13.4% during the first nine months of 2001 compared to the same period of 2000.
     Trust and investment services income of $1,943,000 during the first nine months of 2001 was flat compared to the same period in 2000 due to the general decline in the valuation of trust assets. The growth in new trust business was more than offset by the drop in the equities market which negatively impacted asset values under management. The Bank's trust department managed accounts whose market values approximated $329,000,000 at September 30, 2001 compared to $356,000,000 at September 30, 2000.
     Non-interest income for the third quarter of 2001 was $1,312,000, an increase of 10.6% from $1,186,000 reported in the third quarter of 2000. The reasons for increased non-interest income for the three months ended September 30, 2001 were similar to those for the nine month period ended September 30, 2001, with the exception of security gains. During the third quarter of 2001 gains from securities called was $10,000, with the remaining gains for 2001 recognized in the first and second quarter of the year.

NON-INTEREST EXPENSE

     Non-interest expense for the first nine months of 2001 was $10,354,000, a 10.2% increase from the $9,392,000 reported for the same period last year. Salaries increased 6.9% from the same period last year to $4,811,000 in 2001 while pension and other employee benefits increased 22.8% to $1,099,000. Occupancy and equipment increased $202,000, or 13.2%, for the first nine months of 2001 from the same period in 2000. These increases were primarily the result of the South Boston office that opened in December 2000, increased depreciation expense associated with recent technology initiatives, merit salary increases that were effective January 1, 2001, and higher health care and defined benefit pension costs.
     Core deposit intangible amortization of $337,000 for the first nine months of 2001 and 2000 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
     Non-interest expense for the third quarter of 2001 was $3,438,000, an 8.4% increase from $3,172,000 reported for the same period of 2000. The reasons for increased non-interest expense for the three months ended September 30, 2001 were similar to those for the nine month period ended September 30, 2001.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 46.6% and 45.5% for the nine months ended September 30, 2001 and 2000, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

INCOME TAX PROVISION

     The income tax provision for the first nine months of 2001 was $2,935,000, an increase of $388,000 from $2,547,000 reported a year earlier. The effective tax rate for the first nine months of 2001 was 29.4% compared to 28.2% for the first nine months of 2000. The increase in the effective tax rate resulted from various adjustments.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets have increased to $564,732,000 at September 30, 2001, a 4.3% or $23,343,000 increase during the first nine months of 2001.
     Net loans increased $32,415,000 or 9.7% during the first nine months of 2001. Total deposits increased $24,422,000 or 5.7% during the first nine months of 2001 and repurchase agreements decreased $2,404,000 or 7.6% during the same period. Repurchase agreements of $29,326,000 are used by commercial accounts to earn higher yields on short-term funds and mature daily. An increase in deposits and a reduction in the investment security portfolio funded the increase in loans.

ASSET QUALITY

     Non-performing assets include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at September 30, 2001 were $503,000 compared with $146,000 at December 31, 2000. Loans on accrual status and past due 90 days or more at September 30, 2001 were $186,000 compared with $239,000 at December 31, 2000. There were no loans classified as troubled debt restructurings on September 30, 2001 or December 31, 2000.
     Total non-performing loans as a percentage of net loans were .18% at September 30, 2001 and .11% at December 31, 2000. Total non-performing loans are considered low by industry standards. Net charge-offs for the first nine months, annualized, as a percentage of average loans decreased to .12% in 2001 from .15% in 2000. These charge-off ratios are low by industry standards. Management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Properties received due to loan foreclosures were $115,000 at September
30, 2001 and $30,000 at December 31, 2000.
     During the first nine months of 2001 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at September 30, 2001, if all such loans had been accruing interest at the original contractual rate, was $25,900. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

LIQUIDITY

     The Bank's net liquid assets to net liabilities ratio was 18.2% at September 30, 2001 and 21.5% at December 31, 2000. The decline in this ratio reflects greater loan growth than deposit growth and increased pledging of securities on commercial repurchase agreements; however, both of these ratios are considered to reflect adequate liquidity for the respective periods.
     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta that equaled approximately $84,638,000 at September 30, 2001. Borrowings outstanding under this line of credit were $13,000,000 and $16,000,000 respectively, at September 30, 2001 and December 31, 2000.

Federal Home Loan Bank advances have decreased by $3,000,000 since December 31, 2000, due to a pre-maturity call of one fixed-term instrument by the Federal Home Loan Bank.
     Commitments to extend credit, which amount to $106,403,000 at September
30, 2001 and $85,489,000 at December 31, 2000, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Commitments to purchase securities when issued were $3,992,000 at September 30, 2001. There were no commitments to purchase securities when issued at December 31, 2000.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2001 and December 31, 2000, the Bank had $1,025,702 and $1,531,000, respectively, in outstanding standby letters of credit.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2000, to September 30, 2001:

     Equity, December 31, 2000                                    $63,338,000

     Net earnings                                                   7,059,000
     Exercise of stock options                                        179,000
     Repurchase of common stock                                    (2,927,000)
     Cash dividends paid                                           (2,933,000)
     Net change in net unrealized losses on AFS securities          1,738,000
                                                                 -------------
     Equity, September 30, 2001                                   $66,454,000
                                                                 =============

     During the third quarter of 2001, the Corporation declared and paid a quarterly cash dividend of $.17 per share. The dividend totaled $1,005,746 and represented a 43.8% payout of third quarter 2001 net income.
     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, and 250,000 shares of the Corporation's common stock between August 29,2001 and August 28, 2002. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 2,500 shares during the third quarter of 2001 and have been 202,466 shares since August 16, 2000.
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 2001 the Corporation had a ratio of 14.86% for Tier I and a ratio of 16.11% for total capital. At December 31, 2000 these ratios were 16.02% and 17.09%, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effective management of market risk is essential to achieving the Corporation's objectives. Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Corporation is not subject to currency exchange risk or commodity price risk.
      As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk.
      ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 2001 and December 31, 2000 were in compliance with established policy guidelines. These projected changes are based on numerous assumptions including no growth or change in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase slightly when interest rates are higher than current rates and decrease slightly when interest rates are lower than current rates.
      The Terrorist attacks of September 11, 2001, resulted in a tremendous loss of life and property. Secondarily, these events interrupted the business activities of many entities and disrupted the U.S. economy at many levels. In the past, businesses have incurred losses as a result of catastrophes such as hurricanes, earthquakes, and other terrorist attacks. However, the September 11 events were unprecedented in the United States in terms of the magnitude of the losses incurred and the number of entities affected. The Corporation has not recognized any direct losses or costs related to this event, and do not anticipate any direct or contingent losses or costs to be recognized in the future. Management recognizes these events will have an impact on the broad economy and financial markets and plans to manage these risks as part of the overall risk management process.

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

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------
                                   Charles H. Majors
Date - November 14, 2001           President and Chief Executive Officer

                                   /s/ Brad E. Schwartz
                                   --------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - November 14, 2001           Secretary-Treasurer (Chief Financial Officer)