Form 10-K
period 2001-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2002-03-25
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------
                         Commission file number 0-12820

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

        Registrant's telephone number, including area code: 434-792-5111

                     --------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None
                                      ----

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           Common Stock, $1 Par Value           NASDAQ National Market
           --------------------------    -----------------------------------
           (Title of each class)         (Name of exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 2002 was $102,377,858. The number of shares of the Registrant's Common Stock outstanding on March 8, 2002 was 5,822,356.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 23, 2002 are incorporated by reference in Part III of this report.

                                CROSS REFERENCE

                                                                                                         Page
PART I
ITEM 1  -  Business                                                                                         5
ITEM 2  -  Properties                                                                                       6
ITEM 3  -  Legal Proceedings
           There are no legal actions or proceedings pending to which the Corporation is a party.

ITEM 4  -  Submission of Matters to a Vote of Security Holders
           None.

PART II
ITEM 5  -  Market for Registrant's Common Equity and Related Stockholder Matters                            6
ITEM 6  -  Selected Financial Data                                                                          7
ITEM 7  -  Management's Discussion and Analysis of Financial Condition and Results of Operations            8
ITEM 7A -  Quantitative and Qualitative Disclosures about Market Risk                                      10
ITEM 8  -  Financial Statements and Supplementary Data
           Quarterly Financial Results for 2001 and 2000                                                   23
           Management's Report on Financial Statements                                                     24
           Report of Independent Public Accountants                                                        25
           Consolidated Balance Sheets at December 31, 2001 and 2000                                       26
           Consolidated Statements of Income for each of the years in the
             three-year period ended December 31, 2001                                                     27
           Consolidated Statements of Changes in Shareholders' Equity for each
             of the years in the three-year period ended December 31, 2001                                 28
           Consolidated Statements of Cash Flows for each of the years in the
             three-year period ended December 31, 2001                                                     29
           Notes to Consolidated Financial Statements                                                      30

ITEM 9  -  Changes in and disagreements with Accountants on Accounting and Financial Disclosure
           There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III
ITEM 10 -  Directors and Executive Officers of the Registrant                                                *
ITEM 11 -  Executive Compensation                                                                            *
ITEM 12 -  Security Ownership of Certain Beneficial Owners and Management                                    *
ITEM 13 -  Certain Relationships and Related Transactions                                                    *

PART IV
ITEM 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
           (a)(1) Financial Statements (See Item 8 for reference)

Exhibits
--------

 3.1       Amended and Restated Articles of Incorporation                            Exhibit 4.1 on Form S-3
           dated August 20, 1997                                                     filed August 20, 1997

 3.2       Amended Bylaws dated March 20, 2001                                       Exhibit 4.2 on Form 8-K
                                                                                     filed April 3, 2001

10.1       Agreement between American National Bank and                              Exhibit 4a on Form 10-K
           Trust Company and James A. Motley dated                                   filed March 28, 1994
           August 26, 1982, as amended August 11, 1987

10.2       Agreement between American National Bank and Trust                        Exhibit 10.3 on Form 10-K
           Company and E. Budge Kent, Jr. dated June 12, 1997                        filed March 27, 1998

10.3       American National Bankshares Inc. Stock Option Plan dated                 Exhibit 4.3 on form S-8
           August 19, 1997                                                           filed September 17, 1997

10.4       Agreement between American National Bank and Trust                        Exhibit 4 on Form 10-K
           Company and H. Dan Davis dated March 14, 1996                             filed September 27, 1995

10.5       Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
           American National Bank and Trust Company and                              filed March 25, 2002
           Charles H. Majors dated December 18, 2001

10.6       Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
           American National Bank and Trust Company and                              filed March 25, 2002
           E. Budge Kent, Jr. dated December 18, 2001

10.7       Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
           American National Bank and Trust Company and                              filed March 25, 2002
           Dabney T. P. Gilliam, Jr. dated December 18, 2001

10.8       Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
           American National Bank and Trust Company and                              filed March 25, 2002
           Jeffrey V. Haley dated December 18, 2001

10.9       Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
           American National Bank and Trust Company and                              filed March 25, 2002
           Brad E. Schwartz dated December 18, 2001

10.10      Agreement between American National Bank and Trust                        Exhibit 10.7 on Form 10-K
           Company and Charles H. Majors dated January 1, 2002                       filed March 25, 2002

99.2       American National Bankshares Inc. Dividend Reinvestment                   Exhibit 99 on Form S-3
           Plan dated August 19, 1997                                                filed August 20, 1997

           (b) Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of 2001.

--------------

* The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the April 2002 Annual Meeting of Shareholders.

    The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Board Committees and Compensation", "Report of Human Resources and Compensation Committee on Executive Compensation", " Executive Compensation", and "Certain Agreements with Executive Officers" in the Registrant's Proxy Statement for the April 2002 Annual Meeting of Shareholders.

    The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership of Certain Beneficial Owners" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the April 2002 Annual Meeting of Shareholders.

    The information required by Item 13 is incorporated herein by reference to the information that appears under the heading "Interest of Management in Certain Transactions"' in the Registrant's Proxy Statement for the April, 2002 Annual Meeting of Shareholders.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2002                    AMERICAN NATIONAL BANKSHARES INC.



                                  By:   /s/  Brad E. Schwartz
                                  ---------------------------------------
                                  Senior Vice President, Secretary & Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2002.


/s/  Charles H. Majors                      President and
-----------------------------------         Chief Executive Officer
Charles H. Majors

/s/  Fred A. Blair                          Director
-----------------------------------
Fred A. Blair

/s/  Lester A. Hudson, Jr.                  Director
-----------------------------------
Lester A. Hudson, Jr.

/s/  Ben J. Davenport, Jr.                  Director
-----------------------------------
Ben J. Davenport, Jr.

/s/  Willie G. Barker, Jr.                  Director
-----------------------------------
Willie G. Barker, Jr.

/s/  H. Dan Davis                           Director
-----------------------------------
H. Dan Davis

/s/  E. Budge Kent, Jr.                     Director
-----------------------------------
E. Budge Kent, Jr.

/s/  Fred B. Leggett, Jr.                   Director
-----------------------------------
Fred B. Leggett, Jr.

/s/  Claude B. Owen, Jr.                    Director
-----------------------------------
Claude B. Owen, Jr.

/s/  James A. Motley                        Director
-----------------------------------
James A. Motley

/s/  Richard G. Barkhouser                  Director
-----------------------------------
Richard G. Barkhouser

/s/  Brad E. Schwartz                       Senior Vice President
-----------------------------------         Secretary & Treasurer
Brad E. Schwartz

ITEM 1 - Business
     American National Bankshares Inc. (the "Corporation") is a one-bank holding company, which was organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the "Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 2001 the Corporation employed 205 persons (FTE).

American National Bank and Trust Company
     The Bank has been operating as a commercial bank in Danville, Virginia since its organization in 1909. The Bank has expanded through internal growth and through mergers and acquisitions. On March 14, 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") with $84,718,000 in assets into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two retail office purchases in 1995 and 1996 that added $57,700,000 in deposits and $6,925,000 in loans. The two acquisitions were accounted for as purchases and related core deposit intangible assets of $4,504,000 are being amortized over ten years. The Bank opened retail banking offices in Chatham and Martinsville, Virginia and closed a limited service retail office in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000. In March 2002, the Bank opened their fourteenth retail banking office in southern Henry County.
     The Bank has two wholly owned subsidiaries to make and sell mortgage loans and to offer non-deposit investment products such as mutual funds and insurance.
     The operations of the Bank are conducted at fourteen offices located throughout the Bank's trade area, which includes the Cities of Danville and Martinsville, Town of South Boston, Pittsylvania, Henry, and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, Martinsville, Collinsville, southern Henry County, and South Boston, Virginia and Yanceyville, North Carolina. The Bank also has fifteen automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and individual demand and time deposit accounts, commercial and individual loans and trust services.

Competition
     The Bank's primary service area is generally defined as the Cities of Danville and Martinsville, Town of South Boston, Pittsylvania, Henry, and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, mortgage and insurance finance companies. As of March 19, 2002, there were approximately 17 banks operating in this service area. American National Bank and Trust Company has the largest deposit market share in Danville and Pittsylvania County.

Supervision and Regulation
     The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("the Act") and is registered as such with the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Corporation.
     The operations of the Bank are subject to federal statutes and to regulations of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation, which insures the Bank's deposits.
     The primary supervisory authority over the Bank is the Comptroller of the Currency, which regularly examines such areas as reserves, loans, investments, regulatory compliance, information systems, management practices and other aspects of the Bank's operations. These examinations are designed primarily for the protection of the Bank's depositors. In addition to these regular examinations, the Bank must furnish the Comptroller periodic reports containing a full and accurate statement of its affairs.
     As a national bank, the Bank is a member of the Federal Reserve System and is affected by general fiscal and monetary policies of the Federal Reserve Board. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.

Government Monetary Policies and Economic Controls
     The policies of the Federal Reserve Board have a direct effect on the amount of bank loans and deposits and the interest rates charged and paid thereon. While these policies can materially affect the revenues and income of commercial banks, the impact of such conditions and policies upon the future business and earnings of the Bank cannot accurately be predicted.

Foreign Operations
     The Corporation does not engage in any foreign operations.

Executive Officers
     This information is incorporated by reference to the Registrant's Proxy Statement for the April 2002 Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 19, 2002 the Bank maintained fourteen full service offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, Martinsville, southern Henry County, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank owns and operates fifteen Automated Teller Machines ("ATMs"). The Bank also owns approximately 2.5 acres of land in Danville for future expansion of its retail banking operations. There are no mortgages or liens against any property of the Bank or the Corporation.

BANK OFFICES
Main Office                                  628 Main Street, Danville, Virginia  24541
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Gretna Office                                109 Main Street, Gretna, Virginia  24557
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592
South Main Office                            1013 South Main Street, Danville, Virginia  24541
Tower Drive Office                           103 Tower Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541
Yanceyville Office                           173 Main Street, Yanceyville, North Carolina  27379
220 South Office *                           3810 Greensboro Road, Ridgeway, Virginia  24148

ATM LOCATIONS
Drive-Up
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Franklin Turnpike *                          2725 Franklin Turnpike, Danville, Virginia  24540
Hillcrest Shopping Center *                  Highways 86 & 158, Yanceyville, North Carolina  27379
Huffman's Car Wash *                         596 West Main Street, Danville, Virginia  24541
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592
220 South Office *                           3810 Greensboro Road, Ridgeway, Virginia  24148

Walk-Up
Danville Regional Medical Center *           142 South Main Street, Danville, Virginia  24541
Liberty Fair Mall *                          240 Commonwealth Boulevard, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Piedmont Mall *                              325 Piedmont Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541

* Leased

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is traded on the NASDAQ National Market under the symbol "AMNB". At December 31, 2001 the Corporation had 1,377 shareholders of record. The tables below present the high and low sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 2001 and 2000.

Market Price of the Corporation's Common Stock


                     NASDAQ closing price                Dividends
                     ---------------------               declared
   2001                Low          High                 per share
-----------          -------      --------               ---------
4th quarter           $17.500      $19.100                 $  .170
3rd quarter           $17.750      $19.400                 $  .170
2nd quarter           $18.250      $20.938                 $  .170
1st quarter           $14.250      $25.000                 $  .150
                                                         ---------
                                                           $  .660
                                                         =========

   2000                Low          High
-----------          -------      --------
4th quarter          $11.500       $14.500                 $  .150
3rd quarter          $ 9.000       $16.000                 $  .150
2nd quarter          $12.125       $15.375                 $  .150
1st quarter          $11.000       $18.000                 $  .135
                                                         ---------
                                                           $  .585
                                                         =========

Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary
                                                       2001       2000       1999       1998       1997
                                                     --------   --------   --------   --------   --------
Operations Information:
Interest income:
  Loans..............................................$ 30,217   $ 28,300   $ 23,959   $ 23,356   $ 22,441
  Interest on deposits in other banks................     385        179        273        272        237
  Investment securities..............................   9,218     10,127      9,467      9,026      9,050
                                                     --------   --------   --------   --------   --------
    Total interest income............................  39,820     38,606     33,699     32,654     31,728
Interest expense.....................................  17,502     17,343     14,736     14,472     14,590
                                                     --------   --------   --------   --------   --------
Net interest income..................................  22,318     21,263     18,963     18,182     17,138
Provision for loan losses............................   1,015      1,020        670        927      1,100
Non-interest income..................................   5,668      4,771      4,493      4,079      3,225
Non-interest expense.................................  13,614     12,923     11,542     11,013     10,269
                                                     --------   --------   --------   --------   --------
Income before income taxes...........................  13,357     12,091     11,244     10,321      8,994
Income taxes.........................................   3,942      3,415      3,320      3,123      2,725
                                                     --------   --------   --------   --------   --------
Net income...........................................$  9,415   $  8,676   $  7,924   $  7,198   $  6,269
                                                     ========   ========   ========   ========   ========

Balance Sheet Information:
Investment securities................................$156,791   $162,929   $166,272   $163,413   $143,077
Net loans............................................ 370,259    335,010    289,606    265,698    251,173
Total deposits....................................... 464,012    426,588    385,558    358,325    351,603
Shareholders' equity.................................  65,397     63,338     56,719     54,861     50,003
Total assets......................................... 572,887    541,389    491,391    460,383    423,640

Per Share Information:*
Net income (basic and diluted).......................$   1.58   $   1.42   $   1.30   $   1.18   $   1.00
Dividends............................................    .660       .585       .525       .465       .405
Book value...........................................   11.23      10.45       9.29       8.99       8.19

Ratios:
Return on average assets.............................    1.69%      1.70%      1.68%      1.64%      1.47%
Return on average shareholders' equity...............   14.49%     14.74%     14.17%     13.79%     12.51%
Average shareholder's equity/average assets..........   11.68%     11.54%     11.89%     11.86%     11.78%
Total risk-based capital/assets......................   15.56%     17.09%     17.79%     18.04%     18.37%
Dividend payout ratio................................   41.68%     41.07%     40.44%     39.43%     40.08%
Net charge-offs to average net loans.................     .12%       .13%       .13%       .15%       .36%
Allowance for loan losses to period-end
  loans, net of unearned income......................    1.42%      1.40%      1.41%      1.42%      1.29%

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a 100% stock dividend issued to stockholders July 15, 1999, with a record date of July 1, 1999.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes to assist in the evaluation of the Corporation's 2001 performance.

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation reported record profitability during 2001. Net income for the year ended December 31, 2001 was $9,415,000, an increase of 8.5% over the $8,676,000 earned during the same period of 2000. On a basic and diluted per share basis, net earnings totaled $1.58 for the year ended December 31, 2001, up 11.3% from $1.42 per share during the same period of 2000.

     Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders' equity (net income as a percentage of average common shareholders' equity). The Corporation's returns on average assets were 1.69%, 1.70% and 1.68% for the years ended December 31, 2001, 2000 and 1999, respectively. The returns on average shareholders' equity were 14.49%, 14.74% and 14.17% for the last three years.

     The Corporation's growth in earnings resulted from several factors. Net interest income after provision for loan losses improved $1,060,000, or 5.24%, for 2001 compared to the same period in 2000 due to overall loan and deposit growth. Non-interest income grew by $896,000 with $369,000 of the growth from non-recurring gains on the pre-maturity call of investment securities.

NET INTEREST INCOME

     Net interest income, the Corporation's primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest margin.

     The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE-adjusted net interest margin was 4.39% in 2001, 4.54% in 2000 and 4.43% in 1999. The fifteen basis point decrease in margin during 2001 was primarily the result of U.S. monetary policy. During 2001, the Federal Reserve decreased the target federal funds rate eleven times by a total of 4.75%. The unprecedented, rapid decline in the target federal funds rate and the related effect on the prime lending rate and U.S. Treasury security rates had a negative impact on net interest income in 2001. The Wall Street Journal prime rate fell from 9.50% at January 1, 2001 to 4.75% at December 31, 2001.

     While the Corporation's balance sheet is liability-sensitive, it became increasingly difficult to reduce funding costs at the same pace with the market-driven reductions in asset yields. The resultant decrease in interest income from the lower yield on earning assets exceeded the decrease in interest expense from lower costs of interest-bearing liabilities. The lower interest rate spread occurred because average-interest-bearing liabilities grew more in the higher cost areas of time deposits, money market accounts and repurchase accounts while average loans grew most in the commercial area, which adjusted more rapidly to declining interest rates than did time deposits during 2001 compared to same period of 2000. Table 1 demonstrates fluctuations in net interest income and the related yields for the years 2001, 2000, and 1999.

     Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate).

                     Table 1 - Net Interest Income Analysis

     The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis (in thousands, except rates):
                                         Average Balance                Interest Income/Expense             Average Yield/Rate
                                 ------------------------------     ------------------------------     ---------------------------
                                   2001       2000       1999         2001       2000       1999         2001      2000      1999
                                 --------   --------   --------     --------   --------   --------     -------   -------   -------
Loans:
  Commercial                     $139,094   $100,298   $ 83,620     $ 11,188   $  9,273   $  7,041       8.04%     9.25%     8.42%
  Mortgage                        179,682    165,260    143,281       14,622     14,101     11,773       8.14      8.53      8.22
  Consumer                         43,609     50,218     53,209        4,541      4,977      5,170      10.41      9.91      9.72
                                 --------   --------   --------     --------   --------   --------     -------   -------   -------
  Total loans                     362,385    315,776    280,110       30,351     28,351     23,984       8.38      8.98      8.56
                                 --------   --------   --------     --------   --------   --------     -------   -------   -------

Investment securities:
  U. S. Government                     -       2,641     13,130            -        168        801          -      6.36      6.10
  Federal agencies                42,698      64,784     54,536        2,709      4,231      3,481       6.34      6.53      6.38
  Mortgage-backed                 43,628      36,729     35,433        2,723      2,319      2,173       6.24      6.31      6.13
  State and municipal             39,208      39,796     36,999        2,677      2,708      2,513       6.83      6.80      6.79
  Other investments               30,947      23,420     20,071        1,959      1,464      1,244       6.33      6.25      6.20
                                --------    --------   --------     --------   --------   --------     -------   -------   -------
  Total investment securities    156,481     167,370    160,169       10,068     10,890     10,212       6.43      6.51      6.38
                                --------    --------   --------     --------   --------   --------     -------   -------   -------

Deposits in other banks           11,726       2,879      5,237          385        179        273       3.28      6.22      5.21
                                --------    --------   --------     --------   --------   --------     -------   -------   -------


  Total interest-earning assets  530,592     486,025    445,516       40,804     39,420     34,469       7.69      8.11      8.02
                                                                    --------   --------   --------     -------   -------   -------

Other non-earning assets          25,841      24,269     24,813
                                --------    --------   --------

  Total assets                  $556,433    $510,294   $470,329
                                ========    ========   ========

Deposits:
  Demand                        $ 56,419    $ 56,141   $ 54,143          495      1,035      1,087        .88      1.84      2.01
  Money market                    41,225      24,861     19,250        1,318        865        535       3.20      3.48      2.78
  Savings                         62,792      63,739     67,247        1,177      1,671      1,768       1.87      2.62      2.63
  Time                           229,050     202,890    183,707       12,617     11,095      9,284       5.51      5.47      5.05
                                --------    --------   --------     --------   --------   --------     -------   -------   -------
  Total deposits                 389,486     347,631    324,347       15,607     14,666     12,674       4.01      4.22      3.91

Repurchase agreements             29,814      27,608     20,895        1,088      1,362        876       3.65      4.93      4.19
Other borrowings                  15,491      23,397     23,073          807      1,315      1,186       5.21      5.62      5.14
                                --------    --------   --------     --------   --------   --------     -------   -------   -------
  Total interest-bearing
    liabilities                  434,791     398,636    368,315       17,502     17,343     14,736       4.03      4.35      4.00
                                --------    --------   --------     --------   --------   --------     -------   -------   -------

Demand deposits                   52,719      49,126     42,923
Other liabilities                  3,941       3,654      3,175
Shareholders' equity              64,982      58,878     55,916
                                --------    --------   --------
  Total liabilities and
    Shareholders' equity        $556,433    $510,294   $470,329
                                ========    ========   ========

Interest rate spread                                                                                     3.66%     3.76%     4.02%
                                                                                                       =======   =======   =======

Net interest income                                                 $ 23,302   $ 22,077   $ 19,733
                                                                    ========   ========   ========

Taxable equivalent adjustment                                       $    984   $    814   $    770
                                                                    ========   ========   ========

Net yield on earning assets                                                                              4.39%     4.54%     4.43%
                                                                                                       =======   =======   =======

     The growth in the volume of loans increased the tax-equivalent interest income on loans by $3,752,000, while the decline in rates on new and existing loans reduced the same number by $1,752,000. The net effect of the volume increase and the general rate decline increased tax equivalent interest income on loans by $2,000,000. Had rates been more stable in 2001, interest income on loans would have been greater. Interest income on a tax-equivalent basis declined $822,000 on investment securities due to declines in both volume and yields on investment securities. The Corporation did recognize a pre-tax gain of $367,000 in the non-interest income category as primarily U.S. Government Agency securities with pre-maturity call features purchased at a discount to their face value were called by the issuing agencies. The resulting decline in outstanding securities was the primary contributor in the reduction of investment securities interest income.

     Total interest expense increased by a net amount of $159,000 in 2001, with a decrease of $1,474,000 due to lower rate funding costs in all categories except time deposits offset by an increase in funding costs due to volume of $1,633,000. Time deposits did not decline in 2001 due to a peak in time deposit rates from mid-year 2000 to early 2001 coupled with the delayed re-pricing period of these deposits. Due to the short-term nature of the majority of the time deposits, the Corporation anticipates re-pricing a majority of its time deposits in 2002 to lower market-based rates.

         Table 2 - Changes in Net Interest Income (Rate/Volume Analysis)

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
                                                  2001 vs. 2000                          2000 vs. 1999
                                         --------------------------------       -------------------------------
                                          Interest         Change                Interest           Change
                                          Increase      Attributable to          Increase       Attributable to
                                                      -------------------                     ------------------
                                         (Decrease)     Rate      Volume        (Decrease)     Rate      Volume
                                         ----------   --------   --------       ----------   --------   --------
Interest income
Loans:
  Commercial                              $ 1,915     $(1,323)   $ 3,238         $ 2,232     $   735    $ 1,497
  Mortgage                                    521        (672)     1,193           2,328         467      1,861
  Consumer                                   (436)        243       (679)           (193)        102       (295)
                                          --------    --------   --------        --------    --------   --------
  Total loans                               2,000      (1,752)     3,752           4,367       1,304      3,063
                                          --------    --------   --------        --------    --------   --------
Investment securities:
  U.S. Government                            (168)        (84)       (84)           (633)         33       (666)
  Federal agencies                         (1,522)       (118)    (1,404)            750          82        668
  Mortgage-backed                             404         (27)       431             146          65         81
  State and municipal                         (31)          9        (40)            195           5        190
  Other investments                           495          19        476             220          11        209
                                          --------    --------   --------        --------    --------   --------
  Total investment securities                (822)       (201)      (621)            678         196        482
                                          --------    --------   --------        --------    --------   --------
Deposits in other banks                       206        (119)       325             (94)         46       (140)
                                          --------    --------   --------        --------    --------   --------
  Total interest income                     1,384      (2,072)     3,456           4,951       1,546      3,405
                                          --------    --------   --------        --------    --------   --------

Interest expense
Deposits:
  Demand                                     (540)       (545)         5             (52)        (91)       39
  Money market                                453         (75)       528             330         153       177
  Savings                                    (494)       (470)       (24)            (97)         (5)      (92)
  Time                                      1,522          82      1,440           1,811         797      1,014
                                          --------    --------   --------        --------    --------   --------
  Total deposits                              941      (1,008)     1,949           1,992         854      1,138

Repurchase agreements                        (274)       (376)       102             486         172        314
Other borrowings                             (508)        (90)      (418)            129         112         17
                                          --------    --------   --------        --------    --------   --------
  Total interest expense                      159      (1,474)     1,633           2,607       1,138      1,469
                                          --------    --------   --------        --------    --------   --------
Net interest income                       $ 1,225     $  (598)   $ 1,823         $ 2,344     $   408    $ 1,936
                                          ========    ========   ========        ========    ========   ========

MARKET RISK MANAGEMENT

     As the holding company for a commercial bank, the Corporation's primary component of market risk is interest rate volatility. The Corporation's primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Investment Committee ("ALCO"), which is primarily composed of executive officers, is responsible for:

o    Monitoring corporate financial performance;
o    Meeting liquidity requirements;
o Establishing interest rate parameters, indices, and terms for loan and deposit products;
o    Assessing and evaluating the competitive rate environment;
o Reviewing and approving investment portfolio transactions under established policy guidelines;
o    Monitoring and measuring interest rate risk.

     Interest rate risk refers to the exposure of the Corporation's earnings and market value of portfolio equity ("MVE") to changes in interest rates. The magnitude of the change in earnings and MVE resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

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

     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects the Corporation's assets and liabilities on December 31, 2001 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands):

                  Table 3 - Interest Rate Sensitivity Analysis
                                         3 Months   > 3 Months   > 1 Year     > 3 Year
                                         or Less    to 1 Year    to 3 Years   to 5 Years   > 5 Years   Total
                                         --------   ----------   ----------   ----------   ---------   --------
Interest sensitive assets:
Interest bearing deposits
  with other banks                       $ 14,351   $      -     $      -     $      -     $      -    $ 14,351
Investment securities                      21,796     15,746       47,170       45,995       24,100     154,807
Loans                                     102,874    146,039      114,255       10,128        2,297     375,593
                                        ----------  ---------    --------     --------     --------    --------
  Total interest
    sensitive assets                      139,021    161,785      161,425       56,123       26,397     544,751
                                        ----------  ---------    --------     --------     --------    --------

Interest sensitive liabilities:
NOW and savings deposits                  127,055          -            -            -            -     127,055
Money market deposits                      47,025          -            -            -            -      47,025
Time deposits                              52,122    119,188       44,012       16,037            -     231,359
Repurchase agreements and
  other borrowings                         27,177          -        3,000            -       10,000      40,177
                                        ----------  ---------    --------     --------     --------    --------
  Total interest
    sensitive liabilities                 253,379    119,188       47,012       16,037       10,000     445,616
                                        ----------  ---------    --------     --------     --------    --------
Interest sensitivity gap                $(114,358)  $ 42,597     $114,413     $ 40,086     $ 16,397    $ 99,135
                                        ==========  =========    ========     ========     ========    ========

Cumulative interest sensitivity gap     $(114,358)  $(71,761)    $ 42,652     $ 82,738     $ 99,135
                                        ==========  =========    ========     ========     ========

Percentage cumulative gap
  to total interest sensitive assets       (21.0)%    (13.2)%        7.8%        15.2%        18.2%

     Of the loans in the above table that either mature or can be repriced in periods over 1 year, $70,340 have adjustable rates
and $56,340 have fixed rates.   Investment security prepayments were estimated using recent market information.

     Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on the Market Value of Equity
(MVE) by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes on the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2001 (in thousands).

     The negative one year cumulative interest sensitivity gap of $77,182,000 in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans.

  Table 4 - Change in Net Interest Income and Market Value of Portfolio Equity
                   Changes in             Changes in Market Value
Change in     Net Interest Income (1)     of Portfolio Equity (2)
Interest      -----------------------     ------------------------
Rates          Amount       Percent        Amount        Percent
---------     --------     --------       ---------     ----------
Up  3%        $ 2,398       10.48 %       $ 12,391       15.73 %
Up  2%          1,679        7.34            7,685        9.75
Up  1%            867        3.79            3,609        4.58
Down 1%          (960)      (4.20)          (3,035)      (3.85)
Down 2%        (2,045)      (8.94)          (5,364)      (6.81)
Down 3%        (2,994)     (13.09)          (7,185)      (9.12)

(1)  Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology used estimates various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

     The Corporation is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans, which may also affect the Corporation's interest rate sensitivity gap position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of many borrowers to service their debt.

Non-Interest Income

     Non-interest income totaled $5,668,000 in 2001 compared with $4,771,000 in 2000 and $4,493,000 in 1999. This was an increase of 18.8% during 2001 after an increase of 6.2% during 2000. The major components of non-interest income are trust and investment services, service charges on deposit accounts, securities gains or losses, other fees and insurance commissions, mortgage banking income and other income.

     Trust and investment services revenue is the largest contributor to the Corporation's non-interest income. Fees from the management of trusts, estates and investments totaled $2,569,000 in 2001, a decrease of $89,000, or 3.3%, from 2000. Trust and investment services fees in 2000 increased 5.0% from 1999. The decrease in 2001 resulted primarily from declines in the equity markets, which reduced portfolio value-based management fees. The 2000 increase came from a combination of growth in investments under management for customers due to a healthy equities market and from new business.

     Service charges on deposit accounts were $1,385,000 in 2001, an increase of $272,000, or 24.4%, from 2000. Service charges during 2000 totaled $1,114,000, which was a 14.8% increase from 1999. A change in the fee structure and additional accounts obtained contributed to the growth in income in 2001 and 2000. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.

     Securities gains grew to $367,000 in 2001 and compares favorably to a loss of $2,000 in 2000 and a gain of $8,000 in 1999. These gains were primarily the result of pre-maturity calls of U.S. Government Agency investment securities. The Corporation strategically purchased a large volume of these securities in 2000 at a discount to their par value, and these discounts were then recognized as gains at the pre-maturity call date.

     Other fees and insurance commissions were $749,000 in 2001, $592,000 in 2000, and $464,000 in 1999. Non-customer ATM fees, debit and credit card fees, safe deposit box rent, brokerage investment commissions and insurance commissions represent most of the income in this category. The increase in 2001 resulted primarily from the additional earnings at the Bank's brokerage subsidiary, ANB Services Corporation.

     Mortgage banking income represents fees from originating and selling residential mortgage loans through a wholly owned subsidiary of the Bank, which began operations in December 1996. Mortgage banking income increased to $365,000 in 2001 from $240,000 in 2000. Mortgage banking income decreased to $240,000 in 2000 from $332,000 in 1999. Low intermediate and long-term interest rates in 2001 and 1999 encouraged heavy mortgage refinancing and purchase activity by borrowers. As interest rates rose in 1999 and again in 2000, mortgage lending declined as fewer borrowers qualified for loans or desired loans at higher rates.

     Other income was $232,000 in 2001, an increase of 36.7% from the $170,000 recorded in 2000, which in turn was a decrease of 9.1% from $187,000 recorded in 1999. Other income in 1999 included $94,000 in gains from the sale of real estate owned. Check order income and dividends from equity investments in a title agency account for the majority of other income.

Non-Interest Expense

     Non-interest expense for 2001 was $13,614,000, a 5.3% increase from the $12,923,000 reported in 2000, which in turn increased $1,382,000 or 12.0%, over $11,542,000 in 1999. Non-interest expense includes salaries, pension and other employee benefits, occupancy and equipment expense, core deposit intangible amortization and other expenses.

     Salaries of $6,384,000 in 2001 increased only $312,000, or 5.1%, over 2000 due primarily to a full year of staffing the South Boston office coupled with merit increases. Salaries of $6,071,000 in 2000 increased $496,000, or 8.9%, over 1999 due to new branch offices in South Boston and Martinsville, increased incentive compensation and merit increases.

     Pension and other employee benefits totaled $1,391,000 in 2001, an increase of 20.5% from the $1,154,000 recorded in 2000, which in turn was an increase of 20.9% from the $955,000 reported in 1999. The increases in both years are due to increased premiums on medical insurance and higher pension costs. While some of the increase is due to increased staffing, the majority of the increases are due to the recent trend of health care insurance expenses increasing at a much higher rate than overall inflation.

     Occupancy and equipment expense of $2,316,000 for 2001 increased $132,000, or 6.1%, over $2,184,000 recorded in 2000, which increased 15.3% from $1,894,000 recorded in 1999. The higher occupancy and equipment expense in 2001 resulted from the South Boston office that opened in December 2000 and from higher depreciation, maintenance and licensing fees on new technology equipment and software designed to improve product delivery and increase productivity.

     Core deposit intangible expense represents amortization of premiums paid for deposits at the Yanceyville and Gretna offices that is calculated on a straight-line basis over ten years.

     Other expense was $3,074,000 in 2001, an increase of 0.3% over the $3,064,000 reported in 2000, which increased from $2,667,000 recorded in 1999. The minimal increase in 2001 was the result of management's continued focus on controlling overhead expenses. The 2000 increase primarily resulted from expenses related to offices opened in 1999 and 2000 and from related income growth.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 47.6%, 48.1%, and 47.7% for 2001, 2000, and 1999, respectively. A lower efficiency ratio indicates more favorable expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

INCOME TAX PROVISION

     Applicable income taxes on 2001 earnings amounted to $3,941,000, resulting in an effective tax rate of 29.5% compared to $3,415,000, or 28.2% in 2000, and $3,320,000, or 29.5% in 1999. In each year, the Corporation was subject to a Federal tax rate of 34%. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The increase in the effective tax rate for 2001 as compared to 2000 was a result of the decrease in earnings from tax-exempt assets, such as loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income.

              Financial Condition, Liquidity and Capital Resources

Investment SECURITIES

     The investment securities portfolio consists primarily of securities for which an active market exists. The Bank's policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. The investment portfolio plays a primary role in the management of interest rate sensitivity and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used to meet collateral requirements.

     The investment portfolio consists of two components, investment securities held to maturity and investment securities available for sale. Securities are classified as held to maturity based on management's intent and the Corporation's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available for sale and are carried at estimated fair value.

     At December 31, 2001 total investment securities at carrying value were $156,791,000, a decline of 3.8% from year-end 2000. Securities of U.S. government agencies represented 21.4% of the total securities portfolio, mortgage securities issued by U.S. government corporations were 28.5%, obligations of state and municipal subdivisions were 25.0%, and other investments were 25.1%. The decline in U.S. government agency and corporations since 2000 is due to a large volume of these securities being called prior to their stated maturity date. Proceeds from these securities were used to fund loan growth and to fund additional mortgage and other investment securities.

     As of December 31, 2001, there was a net unrealized gain of $1,984,000 related to the available for sale investment portfolio compared to $489,000 at year-end 2000. The market value of securities held to maturity at December 31, 2001 was more than the book value by $680,000.

     The state and municipal securities were diversified among many different issues and localities. Table 5 details the Corporation's investment security portfolio.

                         Table 5 - Investment Portfolio

  This table presents information on the book value, maturities and taxable equivalent yields of investment securities at the end of the last 3 years (in thousands, except yields):
-----------------------------------------------------------------------------------------------------------------------------------
                                2001                      2000                      1999
                         ---------------------     ---------------------     ---------------------
                                    Taxable                   Taxable                   Taxable
                          Book      Equivalent      Book      Equivalent      Book      Equivalent
                          Value     Yield           Value     Yield           Value     Yield
                         --------   ----------     --------   ----------     --------   ----------
U.S. Government:
Within 1 year            $      -          -%      $      -          -%      $  7,002       6.63%
1 to 5 years                    -          -              -          -              -          -
                         --------   ---------      --------   ---------      --------    --------
  Total                         -          -              -          -          7,002       6.63
                         --------   ---------      --------   ---------      --------    --------

Federal Agencies:
Within 1 year                   -          -         20,514       7.08              -          -
1 to 5 years               28,192       5.35         42,842       6.83         54,249       6.87
5 to 10 years               5,000       6.12          2,000       6.84          6,979       6.59
Over 10 years                   -          -              -          -              -          -
                         --------   ---------      --------    --------      --------    --------
  Total                    33,192       5.47         65,356       6.91         61,228       6.86
                         --------   ---------      --------    --------      --------    --------

Mortgage-backed:
Within 1 year               1,881       6.87              3       7.08              -          -
1 to 5 years                4,141       6.72          8,095       6.77          8,360       6.74
5 to 10 years               6,175       6.19          2,080       6.62          3,612       6.59
Over 10 years              31,909       6.25         23,930       6.20         27,449       6.20
                         --------   ---------      --------    --------      --------    --------
  Total                    44,106       6.31         34,108       6.36         39,421       6.35
                         --------   ---------      --------    --------      --------    --------

State and Municipal:
Within 1 year               1,501       7.89          2,210       7.76          1,599       7.54
1 to 5 years               17,310       7.33         12,080       7.64          9,789       7.88
5 to 10 years              19,324       7.54         22,352       7.44         24,008       7.41
Over 10 years                 531       7.79          2,246       7.39          4,695       7.28
                         --------   ---------      --------    --------      --------    --------
  Total                    38,666       7.46         38,888       7.52         40,091       7.51
                         --------   ---------      --------    --------      --------    --------

Other Investments:
Within 1 year              10,525       2.10          2,045       6.29              -          -
1 to 5 years               17,790       6.50          9,056       6.77          9,539       6.62
5 to 10 years               3,098       6.32          7,557       6.23          8,966       6.25
Over 10 years               7,430       5.51          5,430       6.36          2,672       6.16
                         --------   ---------      --------    --------      --------    --------
  Total                    38,843       5.10         24,088       6.47         21,177       6.41
                         --------   ---------      --------    --------      --------    --------

  Total portfolio        $154,807       6.11%      $162,440       6.87%      $168,919       6.83%
                         ========   =========      ========    ========      ========    ========

Loan Portfolio

     The Corporation's lending activities are its principal source of income. Loans, net of unearned income increased $35,837,000 or 10.5% during 2001 and increased $46,015,000 or 15.7% from 1999 to 2000. The decline in the percentage of loan growth in 2001 is attributable to general economic conditions and to some extent the 2000 growth was accelerated by the Corporation's entry into the Martinsville market in 1999.

     The primary increases in types of loans in 2001 were real estate loans secured by nonfarm, nonresidential properties and commercial and industrial loans. Management considers the loan portfolio diversified and it consists of 62.1% real estate secured loans, 28.3% commercial and agricultural loans and 9.6% consumer loans as of December 31, 2001, as detailed in Table 6.

     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio.

                                 Table 6 - Loans
                                        2001         2000         1999         1998         1997
                                      --------     --------     --------     --------     --------
Real estate loans:
Construction and land development     $ 10,282     $  9,284     $  7,317     $  8,104     $  4,442
Secured by farmland                      1,110        1,616        1,306        1,491        1,274
Secured by 1-4 family residential
  properties                           126,860      121,449      108,994       95,711       94,294
Secured by multi-family (5 or more)
  residential properties                 6,385        5,023        4,532        2,268        1,521
Secured by nonfarm, nonresidential
  properties                            88,648       67,312       54,170       44,251       41,277
Loans to farmers                         1,452        1,625        2,468        2,293        2,761
Commercial and industrial loans         98,324       83,428       66,459       67,154       57,971
Consumer loans                          36,077       44,389       45,235       46,337       48,499
Loans for nonrated industrial
  development obligations                6,436        5,590        3,236        1,895        2,398
All other loans                             19           40           24           15           13
                                      --------     --------     --------     --------     --------
  Loans - net of unearned income      $375,593     $339,756     $293,741     $269,519     $254,450
                                      ========     ========     ========     ========     ========

    There were no foreign loans outstanding during any of the above periods.  Amounts represent year-end balances, classified by type (in thousands).

                       Table 7 - Scheduled Loan Maturities

                                     Commercial
                                         and         Real Estate
                                     Agricultural    Construction     Total
                                     ------------    ------------  ---------

Fixed Rate:
1 year of Less                         $   1,014     $       1     $   1,015
1-5 years                                 12,646         1,446        14,092
After 5 years                              4,292            30         4,322
                                       ---------     ---------     ---------
  Total                                   17,952         1,477        19,429

Variable Rate:
1 year of Less                            67,630         8,219        75,849
1-5 years                                 19,081           586        19,667
After 5 years                              1,549             -         1,549
                                       ---------     ---------     ---------
  Total                                   88,260         8,805        97,065

  Total Loans and Leases (1)           $ 106,212     $  10,282     $ 116,494
                                       =========     =========     =========

(1) This table excludes:
      Real Estate Mortgage Loans                                   $ 223,003
      Consumer Loans                                                  36,077
      Other Loans                                                         19
                                                                   ---------
                                                                   $ 259,099
                                                                   =========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Loan Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and the Corporation's loan "Watch" list, and national and local economic conditions.

     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania, Henry and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, an apparel/home fashions textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry in the area with several plants closing due to competitive pressures or due to relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. The local economy of the Corporation's trade area continues to remain stable at this time and the Corporation's loan losses have not been significant in recent years; however, an inherent risk to the loan portfolio exists if significant declines continue in the manufacturing sector along with a corresponding reduction in employment.

     There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is the Loan Committee's recommended level of the allowance for loan losses. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

     The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

     In 2001, the Corporation accrued $1,015,000 in provision for loan losses compared to $1,020,000 in 2000 and $670,000 in 1999. The provision for loan losses in 2001 was influenced by a 10.5% increase in loans in 2001 and by slightly higher net charge-offs. Over the past several years, the Corporation has substantially increased its portfolio of commercial loans. The risks associated with increasing the volume of commercial and commercial real estate loans resulted in an increase in the provision for loan losses for 2001 and 2000 when compared to years prior to 2000. While the Corporation continues to increase its commercial loan portfolio, the portfolio also continues to become "more seasoned", allowing management to better assess the risk associated with the portfolio.

     Loans charged off during 2001 amounted to $602,000 compared to $567,000 in 2000 and $509,000 in 1999. Recoveries amounted to $175,000, $158,000, and
$153,000 in 2001, 2000, and 1999, respectively. Net charge-offs increased to $427,000 in 2001 from $409,000 in 2000 and $356,000 in 1999. The ratio of net charge-offs to average outstanding loans was .12% in 2001, .13% in 2000, and ..13% in 1999. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective. Table 10 presents the Corporation's loan loss and recovery experience (in thousands) for the past five years.

     The allowance for loan losses totaled $5,334,000 at December 31, 2001, an increase of 12.4% over December 31, 2000. The ratio of the allowance to loans, less unearned income, was 1.42% at December 31, 2001 and 1.40% at December 31, 2000. The increase in the allowance is supported by the allowance methodology listed above, the growth in the total loan portfolio, with primary consideration given to the growth in commercial and commercial real estate loans, and the overall condition of the Corporation's trade areas. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at December 31, 2001.

                Table 8 - Allocation of Allowance for Loan Losses

Management has allocated the allowance for loan losses to loan categories as follows (in thousands):
                                  2001                2000                  1999                 1998                 1997
                            -----------------    -----------------    -----------------    -----------------    ------------------
                                     Percent              Percent              Percent              Percent              Percent
                                     of loans             of loans             of loans             of loans             of loans
                                     in each              in each              in each              in each              in each
                                     category             category             category             category             category
                                     to total             to total             to total             to total             to total
                            Amount   loans       Amount   loans       Amount   loans       Amount   loans       Amount   loans
                            ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
Commercial (including
  commercial real estate)   $2,005      55%      $1,691      50%      $1,190      46%      $1,046      47%      $  873      44%

Real estate-
  residential                  236      35          177      37          167      39          151      36          129      37

Consumer                     1,276      10        1,304      13        1,503      15        1,525      17        1,173      19

Unallocated                  1,817       -        1,574       -        1,275       -        1,099       -        1,102       -
                            ------   --------    ------   --------    ------   --------    ------   --------    ------   --------
Balance at
  end of year               $5,334     100%      $4,746     100%      $4,135     100%      $3,821     100%      $3,277     100%
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

                           Table 9 - Loan Loss Ratios
                                                                             2001        2000        1999
                                                                           -------     -------     -------
Allowance as percentage of outstanding loans, net of unearned income         1.42%       1.40%       1.41%
Net charge-offs as percentage of allowance                                   8.00        8.60        8.62
Net charge-offs as percentage of average loans, net of unearned income        .12         .13         .13
Provision as percentage of net charge-offs                                 237.72      250.00      187.91
Provision as percentage of average loans, net of unearned income              .28         .32         .24
Allowance for loan losses to nonperforming loans                             9.39X      32.51X      14.16X

            Table 10 - Summary of Loan Loss Experience
                                        2001       2000       1999       1998       1997
                                       ------     ------     ------     ------     ------
Balance at beginning of period         $4,746     $4,135     $3,821     $3,277     $3,070
                                       ------     ------     ------     ------     ------
Charge-offs:
Commercial loans                          141        141         34         68        452
Real estate loans                          59          9          -          -          -
Consumer loans                            402        417        475        440        540
                                       ------     ------     ------     ------     ------
                                          602        567        509        508        992
                                       ------     ------     ------     ------     ------
Recoveries:
Commercial loans                           75         32         40          9          -
Real estate loans                           3          1          -          -          -
Consumer loans                             97        125        113        116         99
                                       ------     ------     ------     ------     ------
                                          175        158        153        125         99
                                       ------     ------     ------     ------     ------
Net charge-offs                           427        409        356        383        893
Provision for loan losses               1,015      1,020        670        927      1,100
                                       ------     ------     ------     ------     ------
Balance at end of period               $5,334     $4,746     $4,135     $3,821     $3,277
                                       ======     ======     ======     ======     ======

Percent of net charge-offs
  to average net loans outstanding
  during the period                      .12%       .13%       .13%       .15%       .36%
                                       ======     ======     ======     ======     ======

ASSET QUALITY AND NON-PERFORMING LOANS

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs decrease the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

     Loans, other than consumer, are generally placed on non-accrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognized on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. Under the Corporation's policy a non-accruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings and are detailed in Table 11. Loans in a non-accrual status at December 31, 2001 were $568,000 compared with $146,000 at December 31, 2000. Loans on accrual status and past due 90 days or more at December 31, 2001 were $258,000 compared with $239,000 at December 31, 2000. There were no loans classified as troubled debt restructurings on December 31, 2001 or December 31, 2000.

     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans for the year ending December 31, 2001, if all such loans had been accruing interest at the original contractual rate, was $33,000. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

     Management has in place an aggressive program to control loan delinquencies, and the level of past due loans and non-performing loans is considered to be within an acceptable range. Total non-performing loans as a percentage of net loans were .22% at December 31, 2001 and .11% at December 31, 2000. Total non-performing loans are considered low by industry standards.

     Properties received due to loan foreclosures were $117,000 at December 31, 2001 and $30,000 at December 31, 2000.

                         Table 11 - Nonperforming Loans
                                  2001     2000     1999     1998     1997
                                  ----     ----     ----     ----     ----
Nonaccruing loans:
Real Estate                       $414     $ 65     $107     $ 58     $281
Commercial                         115       67      131      132      102
Agricultural                        39       14       54        -       10
                                  ----     ----     ----     ----     ----
  Total nonaccruing loans          568      146      292      190      393
                                  ----     ----     ----     ----     ----
Restructured loans:
  Total restructured loans           -        -        -        -        -
                                  ----     ----     ----     ----     ----
  Total nonperforming loans       $568     $146     $292     $190     $393
                                  ====     ====     ====     ====     ====

Loans on accrual status past
  due 90 days or more:
  Real Estate                     $  -     $  -     $  3     $  -     $  -
  Consumer                         217      176      232      239      165
  Commercial                        33       49       44        3        -
  Agricultural                       8       14        8        7       16
                                  ----     ----     ----     ----     ----
  Total past due loans            $258     $239     $287     $249     $181
                                  ====     ====     ====     ====     ====

Asset Quality Ratios:
Allowance for loan losses
  to year-end net loans            1.42%    1.40%    1.41%    1.42%    1.29%
Nonperforming loans
  to year-end net loans             .15%     .04%     .10%     .07%     .15%
Allowance for loan losses
  to nonperforming loans           9.39X   32.51X   14.16X   20.11X    8.34X

    At December 31, 2001, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.  Amounts are in thousands, except ratios.

LIQUIDITY

     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from loan payments and maturing investment securities to meet present liquidity needs. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from the Federal Home Loan Bank, a correspondent bank and maturing investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity strategies are implemented and monitored by the Bank's Asset/Liability Investment Committee (ALCO). The Committee uses a simulation model to assess the future liquidity needs of the Corporation and manage the investment of funds.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta that equaled approximately $85,861,000 at December 31, 2001. Borrowings outstanding under this line of credit were $13,000,000 and $16,000,000 respectively, at December 31, 2001 and December 31, 2000. Federal Home Loan Bank advances have decreased by $3,000,000 since December 31, 2000, due to a pre-maturity call of one fixed-term instrument by the Federal Home Loan Bank.

DEPOSITS

     The Corporation's major source of funds and liquidity is its deposit base. Table 12 presents the average balances of deposits and the average rates paid on those deposits for the past 3 years (in thousands). Expansion of the Corporation's earning assets is based largely on the growth of deposits from individuals and small and medium size businesses. These deposits are more stable in number and size than large denomination certificates of deposit. In addition, the Corporation's customers have relatively stable requirements for funds.

     The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 2001, as shown in the Consolidated Balance Sheets, the deposit mix changed with an increase in money market accounts of $14,545,000, followed by an increase in higher cost time deposits of $11,605,000, an increase in demand deposits of $7,209,000, and an increase in savings deposits of $4,065,000. Deposit mix trends in 2001 were similar to 2000, except growth in transaction accounts were higher as customers placed more of their deposits into liquid money market, savings, and demand deposit accounts. Certificates of deposit of $100,000 or more are detailed in Table 13.

                               Table 12 - Deposits
                                                   2001                     2000                     1999
                                           --------------------     --------------------     --------------------
                                            Average     Average      Average     Average      Average     Average
                                            Balance     Rate         Balance     Rate         Balance     Rate
                                           --------     -------     --------     -------     --------     -------
Demand deposits -
  non-interest bearing                     $ 52,719          -%     $ 49,126          -%     $ 42,923          -%
Demand deposits - interest bearing           56,419        .88%       56,141       1.84%       54,143       2.01%
Money market                                 41,225       3.20%       24,861       3.48%       19,250       2.78%
Savings                                      62,792       1.87%       63,739       2.62%       67,247       2.63%
Time                                        229,050       5.51%      202,890       5.47%      183,707       5.05%
                                           --------     -------     --------     -------     --------     -------
                                           $442,205       3.70%     $396,757       3.70%     $367,270       3.45%
                                           ========                 ========                 ========     -------

                       Table 13 - Certificates of Deposit

Certificates of deposit at the end of 2001 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                           $11,302
Over 3 through 6 months                     19,766
Over 6 through 12 months                    17,369
Over 12 months                              14,999
                                           -------
                                           $63,436
                                           =======

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, and changing competitive conditions and economic forces. The adequacy of the Corporation's capital is reviewed by management on an ongoing basis. Management seeks to maintain a structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, and 250,000 shares of the Corporation's common stock between August 29, 2001 and August 28, 2002. During 2001, the Corporation repurchased 254,366 shares of its common stock, in the open market at prices between $14.63 and $19.00 per share. During 2000, the Corporation repurchased 40,000 shares of its common stock, in the open market at prices between $13.00 and $15.50 per share. Since the inception of the stock repurchase plan the Corporation has purchased and retired 294,366 shares of its common stock.

     Regulatory agencies issued risk-based capital guidelines to more appropriately consider the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy. Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets, including off-balance-sheet assets, in relation to their perceived risk. Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of the allowance for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2001, the Corporation's Tier I and total capital ratios were 14.32% and 15.56%, respectively. At December 31, 2000, these ratios were 16.02% and 17.09%, respectively. The ratios for both years were well in excess of the regulatory requirements.

     As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10% and leverage ratios of at least 5% and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank have always been and continue to be considered well capitalized.

     The Corporation's leverage ratios (Tier 1 capital divided by average quarterly assets less intangible assets) were 10.96% and 11.59% at December 31, 2001 and 2000, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

     The Board of Directors declared regular quarterly dividends totaling
$.66 and $.585 per share of common stock in 2001 and 2000, respectively. Cash dividends totaled $3,924,000 and represented a 41.7% payout of 2001 net income, compared to 41.1% in 2000. The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

     Shareholders' equity was 11.4% of assets at December 31, 2001 and 11.7% at December 31, 2000. Shareholders' equity was $65,397,000 at December 31, 2001 and $63,338,000 at December 31, 2000.

     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The change to NASDAQ was made to improve the marketability of the stock. The total market value of American National Bankshares Inc. common stock at $18.70 per share (the last trade recorded on the NASDAQ National Market during 2001) was $108,871,000, compared to $87,925,000 at December 31, 2000 when the stock was last traded at $14.50 per share. The market value of the Corporation's common stock was 167 percent of its book value with book value per common share at $11.23 on December 31, 2001.

Impact of Inflation and Changing Prices

     The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most industrial companies that have significant investments in fixed assets. Due to this fact, the effects of inflation on the Corporation's balance sheet are minimal, meaning that there are no substantial increases or decreases in net purchasing power over time. The most significant effect of inflation is on other expenses that tend to rise during periods of general inflation.

     Management feels that the most significant impact on financial results is changes in interest rates and the Corporation's ability to react to those changes. As discussed previously, management is attempting to measure, monitor and control interest rate risk.

Forward-looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

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

                     Table 14 - Quarterly Financial Results

American National Bankshares Inc. and Subsidiary
(in thousands, except per share amounts)
                                          Fourth    Third     Second    First
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                       2001
                       ----
Interest income...........................$ 9,390   $ 9,936   $10,191   $10,303
Interest expense..........................  3,876     4,339     4,572     4,715
                                          -------   -------   -------   -------
  Net interest income.....................  5,514     5,597     5,619     5,588
Provision for loan losses.................    228       252       273       262
                                          -------   -------   -------   -------
  Net interest income after provision.....  5,286     5,345     5,346     5,326

Non-interest income.......................  1,349     1,308     1,568     1,443
Non-interest expense......................  3,272     3,434     3,450     3,458
                                          -------   -------   -------   -------
  Income before income tax provision......  3,363     3,219     3,464     3,311
Income tax provision......................  1,007       928     1,014       993
                                          -------   -------   -------   -------
  Net income..............................$ 2,356   $ 2,291   $ 2,450   $ 2,318
                                          =======   =======   =======   =======

Per common share:
Net income (basic)........................$   .40   $   .39   $   .41   $   .38
Net income (diluted)......................$   .40   $   .39   $   .41   $   .38
Cash dividends............................$  .170   $  .170   $  .170   $  .150

                                          Fourth    Third     Second    First
                                          Quarter   Quarter   Quarter   Quarter
                                          -------   -------   -------   -------
                       2000
                       ----
Interest income...........................$10,189   $ 9,853   $ 9,497   $ 9,067
Interest expense..........................  4,687     4,527     4,179     3,950
                                          -------   -------   -------   -------
  Net interest income.....................  5,502     5,326     5,318     5,117
Provision for loan losses.................    180       290       335       215
                                          -------   -------   -------   -------
  Net interest income after provision.....  5,322     5,036     4,983     4,902

Non-interest income.......................  1,270     1,185     1,141     1,175
Non-interest expense......................  3,533     3,171     3,096     3,123
                                          -------   -------   -------   -------
  Income before income tax provision......  3,059     3,050     3,028     2,954
Income tax provision......................    868       860       848       839
                                          -------   -------   -------   -------
  Net income..............................$ 2,191   $ 2,190   $ 2,180   $ 2,115
                                          =======   =======   =======   =======

Per common share:
  Net income (basic)......................$   .36   $   .36   $   .36   $   .35
  Net income (diluted)....................$   .36   $   .36   $   .36   $   .35
  Cash dividends..........................$  .150   $  .150   $  .150   $  .135

MANAGEMENT'S REPORT ON
FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The following consolidated financial statements and related notes to consolidated financial statements of American National Bankshares Inc. and Subsidiary were prepared by Management which has the primary responsibility for the integrity of the financial information. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and include amounts that are based on Management's best estimates and judgment. Financial information elsewhere in this Annual Report is presented on a basis consistent with that in the financial statements.

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




/s/ Charles H. Majors
----------------------------------------------
Charles H. Majors
President and Chief Executive Officer




/s/ Brad E. Schwartz
----------------------------------------------
Brad E. Schwartz
Senior Vice President, Secretary and Treasurer


January 15, 2002

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

To American National Bankshares Inc.:

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American National Bankshares Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP



Raleigh, North Carolina,
January 15, 2002

Consolidated Balance Sheets
December 31, 2001 and 2000
American National Bankshares Inc. and Subsidiary
------------------------------------------------------------------------------------------------------
                                                                          2001               2000
                                                                    ---------------     --------------
ASSETS
Cash and due from banks ............................................$   14,797,926      $  16,392,313
Interest-bearing deposits in other banks............................    14,350,723          8,678,150

Investment securities:
  Securities available for sale.....................................   127,316,666        120,353,348
  Securities held to maturity (market value of $30,154,043
    in 2001 and $42,919,727 in 2000)................................    29,474,139         42,575,797
                                                                    ---------------     --------------
  Total investment securities.......................................   156,790,805        162,929,145
                                                                    ---------------     --------------

Loans, net of unearned income ......................................   375,592,960        339,756,374
Less allowance for loan losses......................................    (5,334,456)        (4,746,429)
                                                                     --------------     --------------
  Net loans..........................................................  370,258,504        335,009,945
                                                                     --------------     --------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $9,651,610 in 2001 and $8,518,452 in 2000..........    7,857,426          7,868,410
Accrued interest receivable and other assets.........................    8,831,772         10,510,858
                                                                     --------------     --------------
  Total assets.......................................................$ 572,887,156      $ 541,388,821
                                                                     ==============     ==============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing............................$  58,573,035      $  54,495,780
  Demand deposits -- interest bearing................................   61,404,626         58,272,932
  Money market deposits..............................................   47,024,615         32,480,105
  Savings deposits...................................................   65,650,939         61,586,380
  Time deposits......................................................  231,358,568        219,753,122
                                                                     --------------     --------------
  Total deposits.....................................................  464,011,783        426,588,319
                                                                     --------------     --------------

Repurchase agreements................................................   27,176,758         31,729,600
FHLB Borrowings......................................................   13,000,000         16,000,000
Accrued interest payable and other liabilities.......................    3,301,342          3,732,619
                                                                     --------------     --------------
  Total liabilities..................................................  507,489,883        478,050,538
                                                                     --------------     --------------

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
  none outstanding...................................................            -                  -
Common stock, $1 par,10,000,000 shares authorized,
  5,821,956 shares outstanding at December 31, 2001 and
  6,063,772 shares outstanding at December 31, 2000..................    5,821,956          6,063,772
Capital in excess of par value.......................................    9,588,502          9,831,428
Retained earnings....................................................   48,677,761         47,119,966
Accumulated other comprehensive income  -
  net unrealized gains on securities available for sale,
  net of taxes of $674,361 in 2001 and $166,455 in 2000..............    1,309,054            323,117
                                                                     --------------     --------------
  Total shareholders' equity.........................................   65,397,273         63,338,283
                                                                     --------------     --------------
  Total liabilities and shareholders' equity.........................$ 572,887,156      $ 541,388,821
                                                                     ==============     ==============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Consolidated Statements of Income
For The Years Ended December 31, 2001, 2000 and 1999
American National Bankshares Inc. and Subsidiary
-----------------------------------------------------------------------------------------------------------------
                                                                          2001                2000                1999
                                                                     --------------     ---------------     --------------
Interest Income:
Interest and fees on loans...........................................$  30,216,549      $  28,300,030       $  23,959,012
Interest on deposits in other banks..................................      385,019            179,215             273,702
Income on investment securities:
  U S Government.....................................................            -            167,977             800,693
  Federal agencies...................................................    2,709,097          4,231,105           3,480,986
  Mortgage-backed....................................................    2,723,146          2,319,166           2,172,825
  State and municipal ...............................................    1,916,297          1,944,604           1,767,782
  Other investments..................................................    1,869,711          1,464,462           1,244,133
                                                                     --------------     --------------      --------------
  Total interest income..............................................   39,819,819         38,606,559          33,699,133
                                                                     --------------     --------------      --------------
Interest Expense:
Interest on deposits:
  Demand.............................................................      494,930          1,034,845           1,086,744
  Money market.......................................................    1,318,002            865,024             534,801
  Savings............................................................    1,176,704          1,671,108           1,768,148
  Time...............................................................   12,617,362         11,094,637           9,283,865
Interest on repurchase agreements....................................    1,087,823          1,362,104             876,291
Interest on other borrowings.........................................      806,869          1,315,507           1,186,636
                                                                     --------------     --------------      --------------
  Total interest expense.............................................   17,501,690         17,343,225          14,736,485
                                                                     --------------     --------------      --------------
Net Interest Income..................................................   22,318,129         21,263,334          18,962,648
Provision for Loan Losses............................................    1,015,000          1,020,000             670,000
                                                                     --------------     --------------      --------------
Net Interest Income After Provision
  For Loan Losses....................................................   21,303,129         20,243,334          18,292,648
                                                                     --------------     --------------      --------------
Non-Interest Income:
Trust and investment services........................................    2,569,125          2,657,802           2,531,491
Service charges on deposit accounts..................................    1,385,339          1,113,548             970,383
Other fees and commissions...........................................      749,072            591,724             464,045
Mortgage banking income..............................................      365,349            240,390             332,490
Securities gains (losses), net.......................................      367,035             (1,751)              7,970
Other income.........................................................      231,998            169,747             186,835
                                                                     --------------     --------------      --------------
  Total non-interest income..........................................    5,667,918          4,771,460           4,493,214
                                                                     --------------     --------------      --------------
Non-Interest Expense:
Salaries.............................................................    6,383,811          6,071,352           5,575,472
Pension and other employee benefits..................................    1,390,591          1,154,352             955,164
Occupancy and equipment .............................................    2,316,282          2,184,099           1,894,299
Core deposit intangible amortization.................................      449,816            449,816             449,816
Other ...............................................................    3,073,702          3,063,880           2,666,880
                                                                     --------------     --------------      --------------
  Total non-interest expense.........................................   13,614,202         12,923,499          11,541,631
                                                                     --------------     --------------      --------------
Income Before Income Tax Provision...................................   13,356,845         12,091,295          11,244,231
Income Tax Provision.................................................    3,941,474          3,414,930           3,319,881
                                                                     --------------     --------------      --------------
Net Income...........................................................$   9,415,371      $   8,676,365       $   7,924,350
                                                                     ==============     ==============      ==============

Net Income Per Common Share: *
Basic................................................................$        1.58      $        1.42       $        1.30
Diluted..............................................................$        1.58      $        1.42       $        1.30
Average Common Shares Outstanding:
Basic................................................................    5,949,811          6,096,037           6,103,485
Diluted..............................................................    5,973,153          6,101,415           6,118,540

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a dividend issued July 1, 1999.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
American National Bankshares Inc. and Subsidiary
                                                                                                 Accumulated
                                            Common Stock           Capital in                    Other           Total
                                      -------------------------    Excess of       Retained      Comprehensive   Shareholders'
                                        Shares        Amount       Par Value       Earnings      Income (Loss)   Equity
                                      -----------  ------------   ------------   -------------   -------------   -------------

Balance, December 31, 1998............ 3,051,733   $ 3,051,733    $ 9,892,304    $ 40,798,323     $ 1,118,286    $ 54,860,646

Net income............................         -             -              -       7,924,350               -       7,924,350

Change in unrealized losses on
  securities available for sale,
  net of tax of $(1,476,108)..........         -             -              -               -      (2,865,388)     (2,865,388)
                                                                                                                 -------------

  Comprehensive income................                                                                              5,058,962

Common stock issued in 2 for 1 stock
  split............................... 3,051,733     3,051,733              -      (3,051,733)              -               -

Stock options exercised...............       235           235          3,055               -               -           3,290

Cash dividends declared and paid......         -             -              -      (3,204,348)              -      (3,204,348)
                                      -----------  ------------   ------------   -------------    ------------   -------------

Balance, December 31, 1999.............6,103,701.    6,103,701      9,895,359      42,466,592      (1,747,102)     56,718,550

Net income............................         -             -              -       8,676,365               -       8,676,365

Change in unrealized gains on
  securities available for sale,
  net of tax of $1,066,477............         -             -              -               -       2,070,219       2,070,219
                                                                                                                 -------------

  Comprehensive income................                                                                             10,746,584

Stock repurchased and retired.........   (40,000)      (40,000)       (64,854)       (459,334)              -        (564,188)

Stock options exercised...............        71            71            923               -               -             994

Cash dividends declared and paid......         -             -              -      (3,563,657)              -      (3,563,657)
                                      -----------  ------------   ------------   -------------    ------------   -------------

Balance, December 31, 2000............ 6,063,772     6,063,772      9,831,428      47,119,966         323,117      63,338,283

Net income............................         -             -              -       9,415,371               -       9,415,371

Change in unrealized gains on
  securities available for sale,
  net of tax of $507,906..............         -             -              -               -         985,937         985,937
                                                                                                                 -------------

  Comprehensive income................                                                                             10,401,308

Stock repurchased and retired.........  (254,366)     (254,366)      (412,413)     (3,933,272)              -      (4,600,051)

Stock options exercised...............    12,550        12,550        169,487               -               -         182,037

Cash dividends declared and paid......         -              -              -     (3,924,304)              -      (3,924,304)
                                      -----------  -------------   ------------  -------------    ------------   -------------

Balance, December 31, 2001............ 5,821,956    $ 5,821,956    $ 9,588,502   $ 48,677,761     $ 1,309,054    $ 65,397,273
                                      ===========   ============   ============  =============    ============   =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999
American National Bankshares Inc. and Subsidiary
                                                                          2001               2000                1999
                                                                     -------------      -------------       -------------
Cash Flows from Operating Activities:
Net income...........................................................$  9,415,371       $  8,676,365        $  7,924,350
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses............................................   1,015,000          1,020,000             670,000
Depreciation.........................................................   1,171,113          1,116,688           1,029,875
Core deposit intangible amortization.................................     449,816            449,816             449,816
Amortization (accretion) of premiums and discounts
  on investment securities...........................................      74,916            (49,789)             77,488
(Gain) loss on sale of securities....................................    (367,035)             1,751              (7,970)
Gain on sale of mortgage loans.......................................    (365,349)          (240,390)           (332,490)
Loss (gain) on sale of real estate owned.............................      19,950                  -             (94,462)
Gain on sale of property and equipment...............................      (2,000)                 -              (6,150)
Deferred income taxes benefit........................................    (356,927)          (415,002)           (211,558)
Decrease (increase) in interest receivable...........................     863,391           (529,596)             (1,282)
Decrease (increase) in other assets..................................      87,036           (697,250)           (394,986)
(Decrease) increase in interest payable..............................    (312,404)           284,949             176,627
(Decrease) increase in other liabilities.............................    (118,873)           287,868            (191,290)
                                                                     -------------      -------------       -------------
Net cash provided by operating activities............................  11,574,005          9,905,410           9,087,968
                                                                     -------------      -------------       -------------

Cash Flows from Investing Activities:
Proceeds from maturities, calls, and sales of securities ............  75,759,161         14,261,280          50,241,341
Purchases of securities available for sale........................... (67,267,483)        (7,504,500)        (51,708,123)
Purchases of securities held to maturity.............................    (567,376)          (229,097)         (5,803,523)
Net increase in loans................................................ (35,985,346)       (46,183,642)        (24,245,589)
Proceeds from sale of real estate owned..............................     195,050                  -             449,462
Purchases of real estate owned.......................................           -           (215,000)                  -
Purchases of property and equipment..................................  (1,158,129)          (933,548)         (1,472,195)
                                                                     -------------      -------------      --------------
Net cash used in investing activities................................ (29,024,123)       (40,804,507)        (32,538,627)
                                                                     -------------      -------------      --------------

Cash Flows from Financing Activities:
Net increase in demand, money market,
  and savings deposits...............................................  25,818,018         16,645,617           2,525,430
Net increase in time deposits........................................  11,605,446         24,384,583          24,707,800
Net (decrease) increase in FHLB borrowings...........................  (3,000,000)        (5,000,000)          8,000,000
Net (decrease) increase in repurchase agreements.....................  (4,552,842)         6,775,267          (6,068,501)
Cash dividends paid..................................................  (3,924,304)        (3,563,657)         (3,204,348)
Repurchase of stock..................................................  (4,600,051)          (564,188)                  -
Proceeds from exercise of stock options..............................     182,037                994               3,290
                                                                     -------------      -------------       -------------
Net cash provided by financing activities............................  21,528,304         38,678,616          25,963,671
                                                                     -------------      -------------       -------------

Net Increase in Cash and Cash Equivalents............................   4,078,186          7,779,519           2,513,012

Cash and Cash Equivalents at Beginning of Period.....................  25,070,463         17,290,944          14,777,932
                                                                     -------------      -------------       -------------
Cash and Cash Equivalents at End of Period...........................$ 29,148,649       $ 25,070,463        $ 17,290,944
                                                                     =============      =============       =============

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks..............................................$ 14,797,926       $ 16,392,313        $ 13,885,239
Interest-bearing deposits in other banks.............................  14,350,723          8,678,150           3,405,705
                                                                     -------------      -------------       -------------
                                                                     $ 29,148,649       $ 25,070,463        $ 17,290,944
                                                                     =============      =============       =============

Supplemental Disclosure of Cash Flow Information:
Interest paid........................................................$ 17,814,094       $ 17,058,276        $ 14,559,858
Income taxes paid....................................................$  4,363,234       $  3,788,800        $  3,786,339
Transfer of loans to other real estate owned.........................$     87,136       $          -        $          -

The accompanying notes to consolidated financial statements are an integral part of these statements.

                American National Bankshares Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


1.  Summary of Significant Accounting Policies:

Nature of Operations and Consolidation
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the Cities of Danville and Martinsville, Town of South Boston, the Counties of Pittsylvania, Henry, and Halifax in Virginia and the County of Caswell in North Carolina. ANB Mortgage Corp., a wholly owned subsidiary of the Bank, commenced secondary market mortgage lending in December 1996. ANB Services Corp., another wholly owned subsidiary of the Bank, was formed in October 1999 to offer non-deposit products such as mutual funds and insurance products. All significant inter-company transactions and accounts are eliminated in consolidation.

Cash and Due From Banks
     Cash includes cash on hand and cash with banks. Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and that are subject to an insignificant risk of change in value.

Investment Securities
     The Corporation classifies investment securities as either held to maturity or available for sale.
     Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.
     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in non-interest income.
     The Corporation does not permit the purchase or sale of trading account securities.
     Premiums and discounts on investment securities are amortized using the interest method.

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

Allowance for Loan Losses
     The allowance for loan losses is to provide for inherent losses in the loan portfolio. Among other factors considered are the Bank's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and the Corporation's loan "Watch" list, and national and local economic conditions. There are additional risks of losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the amount of the allowance in comparison to peer banks identified by regulatory agencies. Ultimate losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they can be reasonably estimated.

Bank Premises and Equipment
     Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated over their estimated lives generally as follows: buildings, 10 to 50 years; leasehold improvements, 5 to 15 years; and furniture and equipment, 3 to 10 years.

Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are included in other assets in the "Consolidated Balance Sheets". Such assets are being amortized on a straight-line basis over 10 years. At December 31, 2001, the

Bank had $1,834,000 recorded as core deposit intangibles, net of amortization. The Bank recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 2001. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2001, no impairment had been identified.

Foreclosed Properties
     Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised annually, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

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

Earnings Per Share
     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires the dual presentation of basic and diluted earnings per share. Diluted earnings per share, which considers the effect of dilutive stock options, are equal to basic earnings per share for the Corporation for all periods presented.

Shareholders' Equity
     During 2001, the Corporation repurchased 254,366 shares of its common stock, in the open market at prices between $14.63 and $19.00 per share. During 2000, the Corporation repurchased 40,000 shares of its common stock, in the open market at prices between $13.00 and $15.50 per share. Since the inception of the stock repurchase plan the Corporation has purchased and retired 294,366 shares of its common stock.
     The Corporation issued a 2-for-1 stock split effected in the form of a 100% stock dividend to shareholders of record July 1, 1999, payable on July 15, 1999. All references to the number of common shares and all per share amounts have been adjusted, as appropriate, to retroactively reflect the stock split.

Comprehensive Income
     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of condition, such items, along with net income, are components of comprehensive income.

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

New Accounting Pronouncements.
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards requiring balance sheet recognition of all derivative instruments at fair value. SFAS No. 133 was subsequently amended by SFAS No. 137 in June 1999 and by SFAS No. 138 in June 2000. The statement, as amended, specifies that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on hedged items in the income statement. Companies must formally document, designate and assess the effectiveness of transactions utilizing hedge accounting. Adoption of this standard on January 1, 2001, did not have a material impact on the Corporation.
     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement revises the criteria for accounting for securitizations, other financial-assets transfers and collateral and introduces new disclosures. The adoption of this statement did not have a material effect on the Corporation's consolidated financial statements.
     In June 2001 the FASB approved Statement of Financial Accounting Standard No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June
30, 2001. Under SFAS No. 142 goodwill has an indefinite life and will no longer be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Corporation had no pending acquisitions initiated before or after June 30, 2001. In addition, the Corporation has no recorded goodwill. The adoption of SFAS No. 141 and 142 is not expected to have a material impact on the Corporation.

2.  Parent Company Financial Information:
     Condensed parent company financial information is as follows (in thousands):

                                                  As of December 31
                                                  -----------------
Condensed Balance Sheets                            2001      2000
------------------------                          -------   -------
Assets
  Cash                                            $ 1,126   $   612
  Investment in Subsidiary                         63,791    62,270
  Other Assets                                        480       456
                                                  -------   -------
    Total Assets                                  $65,397   $63,338
                                                  =======   =======

Liabilities                                       $     -   $     -
Shareholders' Equity                               65,397    63,338
                                                  -------    -------
  Total Liabilities and Shareholders' Equity      $65,397    $63,338
                                                  =======    =======

                                                     For the Year Ended
                                                        December 31
                                                -----------------------------
Condensed Statements of Income                    2001       2000       1999
------------------------------                  --------   --------   -------
Dividends from Subsidiary                       $ 8,985    $ 4,640    $ 3,857
Expenses                                           (105)      (140)       (16)
                                                --------   --------   --------
Income Before Equity in Undistributed
  Earnings of Subsidiary                          8,880      4,500      3,841
Equity in Undistributed Earnings
  of Subsidiary                                     535      4,176      4,083
                                                --------   --------   --------
Net Income                                      $ 9,415    $ 8,676    $ 7,924
                                                ========   ========   ========


                                                     For the Year Ended
                                                        December 31
                                                ------------------------------
Condensed Statements of Cash Flows                2001       2000       1999
----------------------------------              --------   --------   --------
Cash provided by dividends received
  from Subsidiary                               $ 8,985    $ 4,640    $ 3,857
Cash used for payment of dividends               (3,924)    (3,564)    (3,204)
Cash used for repurchase of stock                (4,600)      (564)         -
Other                                                53       (111)      (497)
                                                --------   --------   --------
Net increase in cash                            $   514    $   401    $   156
                                                ========   =========  ========

3.  Investment Securities:
     The amortized cost and estimated fair value of investments in debt securities at December 31, 2001 and 2000 were as follows (in thousands):

                                                              2001
                                        ------------------------------------------------
                                        Amortized   Unrealized   Unrealized   Estimated
                                        Cost        Gains        Losses       Fair Value
                                        ---------   ----------   ----------   ----------
Securities held to maturity:
  Federal agencies                      $  1,994     $   119      $    -       $  2,113
  Mortgage-backed                          7,167         122           -          7,289
  State and municipal                     20,313         467          28         20,752
                                        --------     -------      ------       --------
Total securities held to maturity         29,474         708          28         30,154
                                        --------     -------      ------       --------

Securities available for sale:
  Federal agencies                        31,198         496         190         31,504
  Mortgage-backed                         36,939         638           -         37,577
  State and municipal                     18,353         543           1         18,895
  Corporate bonds and other               38,843         633         135         39,341
                                        --------     -------      ------       --------
Total securities available for sale     $125,333       2,310         326        127,317
                                        --------     -------      ------       --------
Total securities                        $154,807     $ 3,018      $  354       $157,471
                                        ========     =======      ======       ========

                                                              2000
                                        ------------------------------------------------
                                        Amortized   Unrealized   Unrealized   Estimated
                                        Cost        Gains        Losses       Fair Value
                                        ---------   ----------   ----------   ----------
Securities held to maturity:
  Federal agencies                      $ 12,001     $    34      $   11       $ 12,024
  Mortgage-backed                          9,957          32          58          9,931
  State and municipal                     20,618         369          22         20,965
                                        --------     -------      ------       --------
Total securities held to maturity         42,576         435          91         42,920
                                        --------     -------      ------       --------

Securities available for sale:
  Federal agencies                        53,355         462         112         53,705
  Mortgage-backed                         24,151         200         143         24,208
  State and municipal                     18,270         384          59         18,595
  Corporate bonds and other               24,088          38         281         23,845
                                        --------     -------      ------       --------
Total securities available for sale      119,864       1,084         595        120,353
                                        --------     -------      ------       --------
Total securities                        $162,440     $ 1,519      $  686       $163,273
                                        ========     =======      ======       ========

     The amortized cost and estimated fair value of investments in debt securities at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. The majority of mortgage-backed securities held have a stated final maturity of greater than ten years and these investments are listed separately below.

                                  Held to Maturity         Available for Sale
                               ----------------------     ---------------------
                               Amortized   Estimated      Amortized   Estimated
                               Cost        Fair Value     Cost        Fair Value
                               ---------   ----------     ---------   ----------

Due in one year or less        $  1,500    $  1,510       $ 10,527    $ 10,542
Due after one year
  through five years              8,214       8,570         55,078      56,121
Due after five years
  through ten years              12,062      12,246         15,360      15,767
Due after ten years                 531         539          7,429       7,310
Mortgage-backed Securities        7,167       7,289         36,939      37,577
                               --------    --------       --------    --------
                               $ 29,474    $ 30,154       $125,333    $127,317
                               ========    ========       ========    ========

     Proceeds from the maturities and calls of securities held to maturity in 2001 were $10,855,000. Principal repayments on securities held to maturity were $2,790,000. There were no realized gains or losses. Proceeds from the maturities and calls of securities available for sale were $53,240,000, resulting in gross realized gains of $368,000 and gross realized losses of $1,000. Principal repayments on securities available for sale were $8,874,000. Proceeds from the maturities and calls of securities held to maturity in 2000 were $610,000. Principal repayments on securities held to maturity were $1,665,000. There were no realized gains or losses. Proceeds from the maturities and calls of securities available for sale were $8,050,000, resulting in gross realized losses of $2,000. Principal repayments on securities available for sale were $3,936,000. Proceeds from the maturities and calls of securities held to maturity in 1999 were $15,010,000. Principal repayments on securities held to maturity were $4,265,000. There were no realized gains or losses. Proceeds from the maturities, calls and sales of securities available for sale were $25,028,000, resulting in gross realized gains of $8,000. Principal repayments on securities available for sale were $5,938,000.
     Investment securities with a book value of approximately $57,320,000 at December 31, 2001 were pledged to secure deposits of the U. S. Government, state and political subdivisions and for other purposes as required by law. Of this amount, $35,622,000 was pledged to secure repurchase agreements. Corporate bonds consist of high quality debt securities, primarily issued in the financial services industry.
     The Federal Reserve Act limits amounts of, and requires collateral on, extensions of credit by American National Bank and Trust Company insured Bank subsidiary to American National Bankshares Inc., and with certain exceptions its non-bank affiliates. There are also restrictions on the amounts of investment by such banks in stocks and other subsidiaries of American National Bankshares Inc. and such affiliates and restrictions on the acceptance of their securities as collateral for loans by such banks. As of December 31, 2001, American National Bankshares Inc. was in compliance with these requirements.


4.  Loans:
     Outstanding loans at December 31, 2001 and 2000 were composed of the following (in thousands):

                                                                2001      2000
                                                              --------  --------
Real Estate loans
  Construction and land development                           $ 10,282  $  9,284
  Secured by farmland                                            1,110     1,616
  Secured by 1 - 4 family residential properties               126,860   121,449
  Secured by multi-family (5 or more) residential properties     6,385     5,023
  Secured by nonfarm, nonresidential properties                 88,648    67,312
Loans to farmers                                                 1,452     1,625
Commercial and industrial loans                                 98,324    83,428
Consumer loans                                                  36,077    44,389
Loans for nonrated industrial development obligations            6,436     5,590
All other loans                                                     19        40
                                                              --------  --------
Loans, net of unearned income                                 $375,593  $339,756
                                                              ========  ========

     Loans, other than consumer, are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, income recognition on consumer loans is discontinued and the loans are charged off after a delinquency of 90 days. At December 31, 2001 and 2000, loans in a nonaccrual or restructured status totaled approximately $568,000 and $146,000, respectively.
     Interest income on nonaccrual loans, if recognized, is recorded on a cash basis. For the years 2001, 2000 and 1999, the gross amount of interest income that would have been recorded on nonaccrual loans and restructured loans, if all such loans had been accruing interest at the original contractual rate, was $33,000, $15,000 and $23,000, respectively. No interest payments were recorded in 2001, 2000 or 1999 as interest income for all such nonperforming loans.
     Under the Corporation's policy a nonaccruing loan may be restored to accrual status when none of its principal and interest is due and unpaid and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.
     Properties received due to loan foreclosures were $117,000 at December 31, 2001 and $30,000 at December 31, 2000 and are recorded as other assets on the Statement of Condition.
     The Bank measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral, if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.
     Commercial loans on nonaccrual status are evaluated for impairment on an individual basis. Management assesses the current economic condition and the historical repayment patterns of the creditor in determining whether delays in repayment on the loans are considered to be insignificant shortfalls or indicators of impairment. Those loans for which management considers it probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement are considered to be impaired. All loans made by the Bank other than commercial loans are collectively evaluated for impairment. Interest income is recognized on impaired loans in the same manner as loans on nonaccrual status. As of December 31, 2001 and 2000, the Bank had not identified any loans as impaired.
     The loan portfolio is concentrated primarily in the immediate geographic region. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 2001.
     An analysis of the allowance for loan losses is as follows (in thousands):

                                                   2001       2000       1999
                                                 --------   --------   --------
Balance, beginning of year                       $ 4,746    $ 4,135    $ 3,821
Provision for loan losses charged to expense       1,015      1,020        670
Charge-offs                                         (602)      (567)      (509)
Recoveries                                           175        158        153
                                                 --------   --------   --------
Balance, end of year                             $ 5,334    $ 4,746    $ 4,135
                                                 ========   ========   ========


5.  Premises and Equipment:
     Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                   As of December 31
                                                                  -------------------
                                                                    2001       2000
                                                                  --------   --------
Land                                                              $ 1,583    $ 1,583
Buildings                                                           7,213      7,176
Leasehold Improvements                                                537        239
Equipment                                                           8,176      7,388
                                                                  --------   --------
                                                                   17,509     16,386
Less Accumulated Depreciation                                      (9,652)    (8,518)
                                                                  --------   --------
Total Premises and Equipment, net of accumulated depreciation     $ 7,857    $ 7,868
                                                                  ========   ========

6.  Time Deposits:
     Included in time deposits are certificates of deposit in denominations of $100,000 or more totaling $63,436,000 and $56,361,000 at December 31, 2001 and 2000, respectively. Interest expense on such deposits during 2001, 2000 and 1999 was $3,539,000, $2,781,000 and $1,566,000, respectively.

7.  Borrowings:
     Repurchase agreements of $27,177,000 and $31,730,000 comprised short-term borrowings at December 31, 2001 and 2000, respectively. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Corporation's control. The maximum balance of repurchase agreements at any month-end during 2001 was $32,318,000 and during 2000 was $35,381,000.
     The Bank has a line of credit equal to 15% of the Banks assets with the Federal Home Loan Bank of Atlanta that equaled approximately $85,861,000 at December 31, 2001. Long-term borrowings outstanding under this line of credit were $13,000,000 and $16,000,000 respectively, at December 31, 2001 and December 31, 2000. The Federal Home Loan Bank of Atlanta has the option of early termination of these advances on or after the early conversion option date of each advance contract.
     The Corporation had three advances outstanding at December 31, 2001, as follows:

Advance        Maturity        Early Conversion     Interest
Amount         Date            Option Date          Rate
----------     -----------     ----------------     --------
$3,000,000     June 2008       June 2003            5.51%
$5,000,000     August 2008     August 2001          5.09%
$5,000,000     April 2009      April 2004           5.26%

8.  Stock Options:
     The Company uses the intrinsic value method in determining compensation expense for stock options, which represents the excess of the market price of stock over the exercise price on the measurement date. Since the exercise price of all options granted was equal to or exceeded the market value of the stock at the date of grant, no compensation expense has been recognized.
     The following table reflects the pro forma net income and earnings per share had the Corporation elected to adopt the fair value approach of SFAS No. 123 (in thousands, except per share data):

                                 2001       2000       1999
                                ------     ------     ------
Net Income:
  As reported                   $9,415     $8,676     $7,924
  Pro forma                      9,255      8,369      7,623

Basic Earnings per share:
  As reported                   $ 1.58     $ 1.42     $ 1.30
  Pro forma                       1.56       1.38       1.25

Diluted Earnings per share:
  As reported                   $ 1.58     $ 1.42     $ 1.30
  Pro forma                       1.55       1.38       1.24

     The weighted average fair values of options at their grant date during 2001, 2000 and 1999 were $9.03, $7.25 and $6.62, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted-average of the assumptions used in the model.

                                  2001       2000       1999
                                 ------     ------     ------
Risk-free interest rate           4.52%      6.17%      5.29%
Expected years until exercise     5.50       5.50       5.50
Expected stock volatility        40.10%     47.95%     38.32%

     At December 31, 2001, and 2000, the Corporation had 148,550 shares and 148,300 shares, respectively, of its authorized common stock reserved for its incentive and nonqualified stock option plan. These options vest from immediately to three years and have a maximum term of ten years.

     A summary of stock option transactions under the plan follows:

                                     Option        Option Price
                                     Shares        Per Share
                                     ---------     --------------
Outstanding at December 31, 1998       71,800      $14.00 - 18.75
Granted                                71,000      $13.69 - 20.00
Exercised                                (235)     $14.00
Forfeited                              (3,965)     $13.69 - 14.00
                                     ---------
Outstanding at December 31, 1999      138,600      $13.69 - 20.00
Granted                                17,400      $13.25 - 15.50
Exercised                                 (71)     $14.00
Forfeited                              (4,229)     $13.69 - 14.00
                                     ---------
Outstanding at December 31, 2000       151,700     $13.25 - 20.00
Granted                                 23,800     $16.50
Exercised                              (12,550)    $13.25 - 17.19
Forfeited                              (11,500)    $13.56 - 18.75
                                     ----------
Outstanding at December 31, 2001       151,450     $13.38 - 20.00
                                     ==========

     The following table summarizes information related to stock options outstanding on December 31, 2001:

                    Number of             Average Life of      Number of Options
Exercise Price      Outstanding Options   Outstanding Options  Exercisable
-----------------   -------------------   -------------------  -----------------
$13.38 - $20.00         151,450               8.3 years          151,450

9.  Income Taxes:
     The components of the Corporation's net deferred tax assets as of December 31, 2001 and December 31, 2000, were as follows (in thousands):

                                         2001        2000
                                       -------     -------
Deferred tax assets:
Allowance for loan losses              $ 1,814     $ 1,431
Deferred compensation                      266         279
Core deposit intangible                    303         252
Other                                       21          45
                                       -------     -------
Total deferred tax assets                2,404       2,007

Deferred tax liabilities:
Depreciation                               265         256
Net unrealized gains on securities         674         166
Accretion of discount                       14         106
Loan loss recapture                        143           -
Other                                       51          71
                                       -------     -------
Total deferred tax liabilities           1,147         599
                                       -------     -------
Net deferred tax assets                $ 1,257     $ 1,408
                                       =======     =======

     The provision for income taxes consists of the following (in thousands):

                                        2001         2000         1999
                                      --------     --------     --------
Taxes currently payable               $ 4,298      $ 3,830      $ 3,532
Deferred tax benefit                     (357)        (415)        (212)
                                      --------     --------     --------
                                      $ 3,941      $ 3,415      $ 3,320
                                      ========     ========     ========

     The effective tax rates differ from the statutory federal income tax rates due to the following items:

                                          2001        2000      1999
                                         -----       -----     -----
Federal statutory rate                   34.2%       34.0%     34.0%
Nontaxable interest income               (4.9)       (4.7)     (4.5)
Other                                      .2        (1.1)        -
                                         -----       -----     -----
                                         29.5%       28.2%     29.5%
                                         =====       =====     =====

10.  Commitments and Contingent Liabilities:
     The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the Consolidated Balance Sheets. The extent of the Bank's involvement in various commitments or contingent liabilities is expressed by the contract or notional amounts of such instruments.
     Commitments to extend credit, which amounted to $121,062,000 and $85,489,000 at December 31, 2001 and 2000, respectively, represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments to purchase securities when issued at December 31, 2001 and 2000.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2001 and 2000 the Bank had $1,000,000 and $1,531,000 in outstanding standby letters of credit. There were no commercial letters of credit at December 31, 2001 and $60,000 at December 31, 2000.
     Management and the Corporation's counsel are not aware of any pending litigation against the Corporation and believe that there are no contingent liabilities outstanding that will result in a material adverse effect on the Corporation's consolidated financial position or consolidated results of operations.
     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and due from bank balances as reserves based on regulatory requirements. This reserve requirement was approximately $2,190,000 at December 31, 2001 and $1,821,000 at December 31, 2000.

11.  Related Party Transactions:
     The Corporation's Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The maximum amount of loans outstanding to the officers, directors and their business interests at any month-end during 2001, 2000 and 1999 was approximately 4.5% of total loans. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 2001, none of these loans were restructured, nor were any related party loans charged off during 2001.

     An analysis of these loans for 2001 is as follows (in thousands):

Balance, beginning of year     $ 14,793
Additions                        20,618
Repayments                      (22,554)
                               ---------
Balance, end of year           $ 12,857
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

     The following table sets forth the plan's funded status as of December 31, 2001 and 2000 (in thousands):

                                                     2001         2000
                                                   --------     --------
Change in benefit obligation:
Benefit obligation at beginning of year            $ 4,122      $ 4,462
Service cost                                           274          238
Interest cost                                          309          322
Actuarial (gain) loss                                  262          (83)
Benefits paid                                         (130)        (817)
                                                   --------     --------
Benefit obligation at end of year                  $ 4,837      $ 4,122
                                                   ========     ========

Change in plan assets:
Fair value of plan assets at beginning of year     $ 4,453      $ 5,053
Actual return on plan assets                          (237)         151
Employer contributions                                 274           66
Benefits paid                                         (130)        (817)
                                                   --------     --------
Fair value of plan assets at end of year           $ 4,360      $ 4,453
                                                   ========     ========

Funded status                                      $  (477)     $   331
Unrecognized net actuarial (gain) loss                 566         (288)
Unrecognized net obligation at transition              (17)         (30)
Unrecognized prior service cost                       (120)        (144)
                                                   --------     --------
Accrued benefit cost included in other liabilities $   (48)     $  (131)
                                                   ========     ========

     Major assumptions and net periodic pension cost include the following:

Weighted-average assumptions:                      2001        2000       1999
                                                 -------     -------    -------
Discount rate:
Post-retirement                                    6.00%       6.00%      6.00%
Pre-retirement                                     7.00        7.50       7.00

Expected return on plan assets                     8.00        8.00       8.00
Rate of compensation increase                      4.00        4.00       4.00

Components of net periodic benefit cost:
Service cost                                     $  274      $  238     $  233
Interest cost                                       309         322        274
Expected return on plan assets                     (356)       (404)      (364)
Amortization of prior service cost                  (24)        (24)       (24)
Amortization of net obligation at transition        (12)        (12)       (12)
Recognized net actuarial gain                         -         (12)         -
                                                 -------     -------    -------
Net periodic benefit cost                        $  191      $  108     $  107
                                                 =======     =======    =======

     In 1982, the Board of Directors of the Bank adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers' remaining period of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $68,000, $110,000 and $63,000 for years 2001, 2000 and 1999, respectively.
     A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Bank. The Bank matches a portion of the contribution made by employee participants after at least one year of service. The Bank contributed $116,000, $110,000 and $108,000 to the 401(k) plan in 2001, 2000 and
1999, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

13. Fair Value of Financial Instruments:
     The estimated fair values of the Corporation's assets are as follows (in thousands):

                                                   December 31, 2001
                                                 ---------------------
                                                 Carrying     Fair
                                                 Amount       Value
                                                 --------     --------
Financial assets:
Cash and due from banks                          $ 29,149     $ 29,149
Investment securities                             156,791      157,471
Accrued interest receivable and other assets        8,831        8,831
Loans, net                                        370,259      377,182

Financial liabilities:
Deposits                                         $464,012     $466,455
Repurchase agreements                              27,177       27,177
Other borrowings                                   13,000       13,656
Other liabilities                                   3,301        3,301

Off balance sheet instruments:
Commitments to extend credit                            -            -
Standby letters of credit                               -           10

                                                   December 31, 2000
                                                 ---------------------
                                                 Carrying     Fair
                                                 Amount       Value
                                                 --------     --------
Financial assets:
Cash and due from banks                          $ 25,071     $ 25,071
Investment securities                             162,929      163,273
Accrued interest receivable and other assets       10,511       10,511
Loans, net                                        335,010      335,392

Financial liabilities:
Deposits                                         $426,588     $425,900
Repurchase agreements                              31,730       31,730
Other borrowings                                   16,000       16,034
Other liabilities                                   3,733        3,733

Off balance sheet instruments:
Commitments to extend credit                            -            -
Standby letters of credit                               -           20

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and due from banks. The carrying amount is a reasonable estimate of fair value.

Investment securities. For marketable securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans. Due to the repricing characteristics of revolving credit lines, home equity loans and adjustable demand loans, the carrying amount of these loans is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accrued interest receivable and other assets. The carrying amount is a reasonable estimate of fair value.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits equals the carrying value. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposit instruments would be offered to depositors for the same remaining maturities at current rates.

Repurchase agreements. The carrying amount is a reasonable estimate of fair value.

Other liabilities. The carrying amount is a reasonable estimate of fair value.

Off balance sheet instruments. The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. At December 31, 2001 no fees were charged for commitments to extend credit. All such commitments were subject to current market rates and pose no known credit exposure. As a result, no fair value has been estimated for these commitments. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

14. Dividend Restrictions and Regulatory Capital:
     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.
     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholders' equity, while Tier II capital consists of the allowance for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.
     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2001, the Corporation's Tier I and total capital ratios were 14.32% and 15.56%, respectively. At December 31, 2000, these ratios were 16.02% and 17.09%, respectively. The ratios for both years were well in excess of the regulatory requirements. Management believes, as of December 31, 2001, that the Corporation and the Bank meet all regulatory capital adequacy requirements to which they are subject.
     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $4,711,000 plus an additional amount equal to the Bank's net income for 2002 up to the date of any dividend declaration.

     The following table provides summary information regarding regulatory capital (in thousands):

                                                                                     To Be Well
                                                                Minimum           Capitalized Under
                                                                Capital           Prompt Corrective
                                          Actual              Requirement         Action Provisions
                                    ------------------     ------------------     ------------------
                                     Amount     Ratio       Amount     Ratio       Amount     Ratio
                                    -------     ------     -------     ------     -------     ------
As of December 31, 2001
-----------------------
Total Capital
Corporation                         $67,187     15.56%     $34,544     >8.0%
Bank                                 65,260     15.13%      34,505     >8.0%      $43,131     >10.0%

Tier I Capital
Corporation                          61,853     14.32%      17,272     >4.0%
Bank                                 60,569     14.04%      17,253     >4.0%       25,879     > 6.0%

Leverage Capital
Corporation                          61,853     10.96%      16,927     >3.0%
Bank                                 60,569     10.75%      16,903     >3.0%       28,172     > 5.0%


As of December 31, 2000
-----------------------
Total Capital
Corporation                          64,787     17.09%      30,333     >8.0%
Bank                                 63,713     16.82%      30,296     >8.0%       37,870     >10.0%

Tier I Capital
Corporation                          60,731     16.02%      15,167     >4.0%
Bank                                 59,663     15.75%      15,148     >4.0%       22,722     > 6.0%

Leverage Capital
Corporation                          60,731     11.59%      15,725     >3.0%
Bank                                 59,663     11.39%      15,711     >3.0%       26,185     > 5.0%

15. Segment and Related Information:
     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.
     Segment information for the years 2001, 2000 and 1999 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                                2001
                                                    ---------------------------------------------------------------
                                                                  Trust and
                                                    Community     Investment              Intersegment
                                                    Banking       Services       Other    Eliminations       Total
                                                    ---------     ----------     -----    ------------     --------
Interest income                                     $ 39,820      $       -      $  30      $ (30)         $ 39,820
Interest expense                                      17,502              -         30        (30)           17,502
Non-interest income - external customers               2,509          2,569        590          -             5,668
Non-interest income - internal customers                   -             54          -        (54)                -
Operating income before income taxes                  11,697          1,656          4          -            13,357
Depreciation and amortization                          1,586             25         10          -             1,621
Total assets                                         572,820              -         67          -           572,887
Capital expenditures                                   1,141             16          1          -             1,158

                                                                                2000
                                                    ---------------------------------------------------------------
                                                                  Trust and
                                                    Community     Investment              Intersegment
                                                    Banking       Services       Other    Eliminations       Total
                                                    ---------     ----------     -----    ------------     --------
Interest income                                     $ 38,606      $       -      $  22      $ (22)         $ 38,606
Interest expense                                      17,343              -         22        (22)           17,343
Non-interest income - external customers               1,772          2,658        341          -             4,771
Non-interest income - internal customers                   -             54          -        (54)                -
Operating income before income taxes                  10,588          1,791       (288)         -            12,091
Depreciation and amortization                          1,516             40         11          -             1,567
Total assets                                         541,273              -        116          -           541,389
Capital expenditures                                     906             19          9          -               934

                                                                                1999
                                                    ---------------------------------------------------------------
                                                                  Trust and
                                                    Community     Investment              Intersegment
                                                    Banking       Services       Other    Eliminations       Total
                                                    ---------     ----------     -----    ------------     --------
Interest income                                     $ 33,669      $       -      $  30      $ (30)         $ 33,669
Interest expense                                      14,736              -         30        (30)           14,736
Non-interest income - external customers               1,627          2,532        334          -             4,493
Non-interest income - internal customers                   -             52          -        (52)                -
Operating income before income taxes                   9,558          1,781        (95)         -            11,244
Depreciation and amortization                          1,416             48         15          -             1,479
Total assets                                         491,151              -        240          -           491,391
Capital expenditures                                   1,466              -          6          -             1,472

                                       42