Form 10-K/A
period 2001-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2002-03-29
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

This Amendment No. 1 to Form 10-K filed with the Commission on March 25, 2002 adds Exhibit 99.3 confirming that the Corporation has recieved certain required representations from Arthur Andersen LLP in a letter dated March 28, 2002.

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

99.2       American National Bankshares Inc. Dividend Reinvestment                   Exhibit 99 on Form S-3
           Plan dated August 19, 1997                                                filed August 20, 1997

99.3       Confirmation of Arthur Andersen LLP's Representations                     Exhibit 99.3 on Form 10-K/A
                                                                                     filed March 29, 2002

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