Form 10-Q
period 2002-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2002-05-15
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002.
                                                              --------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO        .
                                                               -----    -----

                        Commission file number 0-12820
                                               -------


                        AMERICAN NATIONAL BANKSHARES INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                     54-1284688
--------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

       628 Main Street
       Danville, Virginia                           24541
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)

                                 (434) 792-5111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No      .
    ----    -----
     As reported in the Company's Current Report on Form 8-K, dated May 15, 2002, the Company terminated its relationship with Arthur Andersen, LLP ("Andersen"), its former accountant, effective May 15, 2002. As a result, in accordance with the Securities and Exchange Commission's Order of March 18, 2002 relating to former clients of Andersen, the Company is currently in the process of selecting another independent public accountant. The Company has not obtained a review of the financial statements included herein pursuant to Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.

The number of shares outstanding of the issuer's common stock as of May 10, 2002 was 5,802,256.

                        AMERICAN NATIONAL BANKSHARES INC.



                                                        INDEX

                                                                                      Page No.
Part I.     Financial Information

            Changes in Registrant's Certifying Accountant                                 3

  Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2002
                and December 31, 2001...........................................          4

              Consolidated Statements of Income for the three months
                ended March 31, 2002 and 2001...................................          5

              Consolidated Statements of Cash Flows for the three months
                ended March 31, 2002 and 2001...................................          6

              Notes to Consolidated Financial Statements........................      7 - 8

  Item 2.   Management's Discussion and Analysis of the Financial Condition
              and Results of Operations.........................................      9 -14


Part II.    Other Information...................................................        15

SIGNATURES......................................................................        15

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

As reported in the Company's Current Report on Form 8-K, dated May 15, 2002, the Company terminated its relationship with Arthur Andersen, its former accountant, effective May 15, 2002. As a result, in accordance with the Securities and Exchange Commission's Order of March 18, 2002 relating to former clients of Andersen, the Company is currently in the process of selecting another independent public accountant. The Company has not obtained a review of the financial statements included herein pursuant to Rule 10-01(d) of Regulation
S-X promulgated under the Securities and Exchange Act of 1934, as amended.

Once the Company has selected a new accountant, such accountant will review the financial statements included herein in accordance with Rule 10-01(d), if, as a result of such review, there is a change to the financial statements included herein, the Company will file an amendment to this Quarterly Report on Form 10-Q to include the disclosure required by the Securities and Exchange Commission's Order of March 18, 2002.

                                               Consolidated Balance Sheets
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                 March 31     December 31
                                                                                   2002           2001
                                                                                ----------    -----------
ASSETS
Cash and due from banks.........................................................$  11,468      $  14,798
Interest-bearing deposits in other banks........................................   22,885         14,351

Investment securities:
Securities available for sale (at market value).................................  117,886        127,317
Securities held to maturity (market value of $28,402 at
  March 31, 2002 and $30,154 at December 31, 2001)..............................   27,881         29,474
                                                                                ----------     ----------
                                                                                  145,767        156,791
                                                                                ----------     ----------

Loans, net of unearned income ..................................................  381,888        375,593
Less allowance for loan losses..................................................   (5,423)        (5,334)
                                                                                ----------     ----------
  Net loans.....................................................................  376,465        370,259
                                                                                ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $9,949 in 2002 and $9,652 in 2001.............................    8,354          7,857
Core Deposit Intangibles........................................................    1,721          1,834
Accrued interest receivable and other assets....................................    7,899          6,997
                                                                                ----------     ----------
  Total assets..................................................................$ 574,559      $ 572,887
                                                                                ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  56,613      $  58,573
  Demand deposits -- interest bearing...........................................   57,892         61,405
  Money market deposits.........................................................   39,665         47,024
  Savings deposits..............................................................   68,354         65,651
  Time deposits.................................................................  234,545        231,359
                                                                                ----------     ----------
    Total deposits..............................................................  457,069        464,012
                                                                                ----------     ----------

Repurchase agreements...........................................................   34,719         27,177
FHLB borrowings.................................................................   13,000         13,000
Accrued interest payable and other liabilities..................................    4,019          3,301
                                                                                ----------     ----------
  Total liabilities.............................................................  508,807        507,490
                                                                                ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,815,756 shares outstanding at March 31, 2002
    and 5,821,956 shares outstanding at December 31, 2001.......................    5,816          5,822
  Capital in excess of par value................................................    9,583          9,588
  Retained earnings.............................................................   49,772         48,678
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................      581          1,309
                                                                                ----------     ----------
    Total shareholders' equity..................................................   65,752         65,397
                                                                                ----------     ----------
    Total liabilities and shareholders' equity..................................$ 574,559      $ 572,887
                                                                                ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                            Consolidated Statements of Income
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,749      $   7,710
  Interest on deposits in other banks...........................................       82            121
  Income on investment securities:
    Federal agencies............................................................      427          1,007
    Mortgage-backed.............................................................      656            558
    State and municipal.........................................................      456            480
    Other investments...........................................................      431            427
                                                                                ----------     ----------
    Total interest income.......................................................    8,801         10,303
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      119            165
    Money market................................................................      190            391
    Savings.....................................................................      265            326
    Time........................................................................    2,530          3,293
  Interest on repurchase agreements.............................................      149            328
  Interest on other borrowings..................................................      171            212
                                                                                ----------     ----------
    Total interest expense......................................................    3,424          4,715
                                                                                ----------     ----------
Net Interest Income.............................................................    5,377          5,588
Provision for Loan Losses.......................................................      183            262
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,194          5,326
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      666            660
  Service charges on deposit accounts...........................................      365            296
  Other fees and commissions....................................................      196            187
  Mortgage banking income.......................................................       82             83
  Securities gains, net.........................................................       19            170
  Other income..................................................................       67             47
                                                                                ----------     ----------
    Total non-interest income...................................................    1,395          1,443
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,553          1,630
  Pension and other employee benefits...........................................      375            355
  Occupancy and equipment.......................................................      612            575
  Core deposit intangible amortization .........................................      112            112
  Other.........................................................................      846            786
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,498          3,458
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,091          3,311
Income Tax Provision............................................................      892            993
                                                                                ----------     ----------
Net Income......................................................................$   2,199      $   2,318
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .38      $     .38
Diluted.........................................................................$     .38      $     .38
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,821,367      6,044,183
Diluted.........................................................................5,852,000      6,061,538
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           Consolidated Statements of Cash Flows
                                     American National Bankshares Inc. and Subsidiary
                                                      (In Thousands)
                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                          March 31
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Cash Flows from Operating Activities:
Net income......................................................................$   2,199      $   2,318
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.....................................................      183            262
  Depreciation..................................................................      297            289
  Core deposit intangible amortization..........................................      112            112
  Amortization (accretion) of premiums and discounts
    on investment securities....................................................       38             (5)
  Gain on sale of securities....................................................      (19)          (170)
  Gain on sale of loans.........................................................      (82)           (83)
  Deferred income taxes benefit.................................................      (54)          (109)
  Increase in interest receivable...............................................      (20)           (18)
  (Increase) decrease in other assets...........................................     (453)            46
  (Decrease) increase in interest payable.......................................     (122)            42
  Increase in other liabilities.................................................      840          1,498
                                                                                ----------     ----------
    Net cash provided by operating activities...................................    2,919          4,182
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................   22,124         15,890
  Purchases of securities available for sale....................................  (11,012)       (10,668)
  Purchases of securities held to maturity......................................   (1,209)             -
  Net increase in loans.........................................................   (6,307)       (13,797)
  Purchases of property and equipment...........................................     (794)          (354)
                                                                                ----------     ----------
    Net cash provided by (used in) investing activities.........................    2,802         (8,929)
                                                                                ----------     ----------

Cash Flows from Financing Activities:
  Net (decrease) increase in demand, money market,
    and savings deposits........................................................  (10,129)         4,402
  Net increase in time deposits.................................................    3,186          8,336
  Net increase (decrease) in repurchase agreements..............................    7,542         (1,546)
  Cash dividends paid...........................................................     (990)          (904)
  Repurchase of stock...........................................................     (132)          (690)
  Proceeds from exercise of stock options.......................................        6              -
                                                                                ----------     ----------
    Net cash (used in) provided by financing activities.........................     (517)         9,598
                                                                                ----------     ----------

Net Increase in Cash and Cash Equivalents.......................................    5,204          4,851

Cash and Cash Equivalents at Beginning of Period................................   29,149         25,071
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  34,353      $  29,922
                                                                                ==========     ==========



Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  11,468      $  13,679
    Interest-bearing deposits in other banks....................................   22,885         16,243
                                                                                ----------     ----------
                                                                                $  34,353      $  29,922
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   3,546      $   4,673
  Income taxes paid.............................................................$       3      $      19


The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 2002, the results of its operations and its cash flows for the three months then ended. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. A summary of the Corporation's significant accounting policies is set forth in
Note 1 to the Consolidated Financial Statements in the Corporation's 2001 Annual Report on Form 10-K.
     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:
o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o Changes in interest rates could reduce net interest income.
o Competitive pressures among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o Adverse changes may occur in the securities market.

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

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three months ended March 31, 2002 and 2001:

                                                    Three Months Ended
                                                         March 31
                                              -----------------------------
                                                  2002             2001
                                              ------------     ------------
Net Income                                    $ 2,199,000      $ 2,318,000
Unrealized holding gains (losses) arising
  during period  (net of tax expense)            (728,000)         831,000
                                              ------------     ------------
Total comprehensive income                    $ 1,471,000      $ 3,149,000
                                              ============     ============

SEGMENT AND RELATED INFORMATION

     Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     Segment information for the three months ended March 31, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                               Three Months Ended March 31, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  8,801       $      -        $   6          $    (6)        $  8,801
Interest expense                                  3,424              -            6               (6)           3,424
Non-interest income - external customers            592            666          137                -            1,395
Non-interest income - internal customers              -             13            -              (13)               -
Operating income before income taxes              2,657            446          (12)               -            3,091
Depreciation and amortization                       400              8            1                -              409
Total assets                                    574,488              -           71                -          574,559
Capital expenditures                                794              -            -                -              794

                                               Three Months Ended March 31, 2001
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  8,801       $      -        $   6          $    (6)        $  8,801
Interest income                                $ 10,303       $      -        $   6          $    (6)        $ 10,303
Interest expense                                  4,715              -            6               (6)           4,715
Non-interest income - external customers            651            660          132                -            1,443
Non-interest income - internal customers              -             14            -              (14)               -
Operating income before income taxes              2,954            404          (47)               -            3,311
Depreciation and amortization                       382             17            2                -              401
Total assets                                    555,524              -          152                -          555,676
Capital expenditures                                338             16            0                -              354

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

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first three months of 2002 was $2,199,000, a decrease of 5.1% over the $2,318,000 earned during the same period of 2001. While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase programs. On a basic and diluted per share basis, net earnings totaled $0.38 for the first three months of 2002, which was the same as the per share earnings during the same period of 2001.
     On an annualized basis, return on average total assets was 1.56% for the first three months of 2002 compared to 1.70% for the same three month period in 2001. Return on average common shareholders' equity was 13.32% and 14.64% for the first three months of 2002 and 2001, respectively.
     The Corporation's decline in earnings resulted from several factors.
Net interest income after provision for loan losses declined $132,000, or 2.5%, for the first three months of 2002 compared to the same period in 2001 due to a decline in the interest margin and spread which was offset partially by a lower provision for loan losses. For the same comparative period, non-interest income declined by $48,000, even with a $151,000 decline in non-recurring gains on the pre-maturity call of investment securities booked in 2001. Excluding non-recurring securities gains, non-interest income increased $103,000 due to increased deposit account service charges and other income. Non-interest expense increased by $40,000 for the first three months of 2002 compared to the same three month period in 2001 due to increases in employee benefits and occupancy costs associated with a new banking office opened in Henry County in 2002.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $5,624,000 for the first three months of 2002 compared to $5,830,000 for the first three months of 2001, a decrease of 3.5%. The interest rate spread decreased to 3.61% from 3.72%, and the net yield on earning assets decreased to 4.17% from 4.50% in the first three months of 2002 compared to the first three months of 2001, respectively. The Net yield on earning assets decreased at a faster pace due to higher asset growth in the area of adjustable-rate commercial loans and deposits in other banks.
     Net interest income on a FTE basis decreased while average interest-earning assets increased 4.1%, or $21,011,000, and average interest-bearing liabilities grew 3.5%, or $14,755,000. The interest rate spread declined due to interest-earning assets repricing at a faster rate than interest bearing liabilities. Two positive developments were noted that assisted in minimizing the decline in net interest income; non-interest bearing demand deposits grew by 3.2% and interest-bearing assets grew at a faster pace than interest-bearing liabilities.
     During the first quarter of 2002, the Federal Reserve held interest rates at year-end 2001 levels. These historically low rates kept the prime lending rate at 4.75% during the three months ending March 31, 2002, which was much lower than the 9.5% to 8.0% range of the prime lending rate during the same period of 2001. While the Corporation's balance sheet is liability-sensitive, many liabilities remained near competitive market-driven pricing floors while assets repriced or were booked at lower asset yields.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first three months of 2002 compared to similar prior year periods.

The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                                  Interest
                                               Average Balance                 Income/Expense                Yield/Rate
                                           -----------------------         ---------------------          -----------------
                                             2002           2001             2002          2001           2002        2001
                                           --------       --------         -------       -------         ------      ------
For three months ended March 31
Loans:
  Commercial                               $157,350       $121,875         $ 2,617       $ 2,742          6.65%        9.00%
  Mortgage                                  182,750        176,487           3,221         3,806          7.05         8.63
  Consumer                                   36,800         47,366             941         1,196         10.23        10.10
                                           --------       --------         -------       -------         ------       ------
    Total loans                             376,900        345,728           6,779         7,744          7.19         8.96
                                           --------       --------         -------       -------         ------       ------

Investment securities:
  U. S. Government                                -              -               -             -             -            -
  Federal agencies                           33,966         61,658             427         1,007          5.03         6.53
  Mortgage-backed                            42,301         35,184             656           558          6.20         6.34
  State and municipal                        37,648         39,205             650           668          6.91         6.82
  Other investments                          28,668         27,718             454           447          6.33         6.45
                                           --------       --------         -------       -------         ------       ------
    Total investment securities             142,583        163,765           2,187         2,680          6.14         6.55
                                           --------       --------         -------       -------         ------       ------

Deposits in other banks                      19,918          8,898              82           121          1.65         5.44
                                           --------       --------         -------       -------         ------       ------

  Total interest-earning assets             539,401        518,391           9,048        10,545          6.71         8.14
                                                                           -------       -------         ------       ------

Other non-earning assets                     24,386         27,200
                                           --------       --------

  Total assets                             $563,787       $545,591
                                           ========       ========

Interest-bearing deposits:
  Demand                                   $ 60,024       $ 57,018             119           165           .79         1.16
  Money market                               38,983         39,406             190           391          1.95         3.97
  Savings                                    66,687         61,450             265           326          1.59         2.12
  Time                                      233,203        224,314           2,530         3,293          4.34         5.87
                                           --------       --------         -------       -------         ------       ------
    Total interest-bearing deposits         398,897        382,188           3,104         4,175          3.11         4.37

Repurchase agreements                        30,076         28,756             149           328          1.98         4.56
Other borrowings                             13,000         16,274             171           212          5.26         5.21
                                           --------       --------         -------       -------         ------       ------
  Total interest-bearing
    liabilities                             441,973        427,218           3,424         4,715          3.10         4.41
                                                                           -------       -------         ------       ------

Demand deposits                              52,541         50,935
Other liabilities                             3,214          4,095
Shareholders' equity                         66,059         63,343
                                           --------       --------
  Total liabilities and
    shareholders' equity                   $563,787       $545,591
                                           ========       ========

Interest rate spread                                                                                      3.61%        3.72%
                                                                                                         ======       ======

Net interest income                                                          5,624         5,830
                                                                           =======       =======

Taxable equivalent adjustment                                                  247           242
                                                                           =======       =======

Net yield on earning assets                                                                               4.17%        4.50%
                                                                                                         ======       ======

PROVISION AND RESERVE FOR LOAN LOSSES

     The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Loan Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and the Corporation's loan "Watch" list, and national and local economic conditions.
     The provision for loan losses was $183,000 for the first three months of 2002 versus $262,000 for the same period in 2001. The decreased provision for loan losses was due to a slower pace of loan growth in 2002. Net charged off loans were $94,000 for the first three months of 2002 versus $71,000 for the same period in 2001. The ratio of net charge-offs to average outstanding loans was .25% in 2002 and .12 in 2001. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     The reserve for loan losses totaled $5,423,000 at March 31, 2002, an increase of 1.7% over the $5,334,000 recorded at December 31, 2001. The ratio of reserves to loans, less unearned discount, was 1.42% at March 31, 2002 versus 1.42% at December 31, 2001. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at March 31, 2002.

NON-INTEREST INCOME

     Non-interest income for the first three months of 2002 was $1,395,000, a decrease of 3.3% from $1,443,000 reported in the first three months of 2001. The comparative decline was due to a high volume of non-recurring gains on the pre-maturity call of investment securities booked in 2001. During the Federal Reserve's rate declines beginning in January of 2001, a large volume of callable government agency securities purchased at a discount were called resulting in security gains. These calls and related gains did not reoccur during the first three months of 2002.
     Excluding non-recurring securities gains, non-interest income increased $103,000 due to increased deposit account service charges and other income. Service charges on deposit accounts grew 23% or $69,000 in the first quarter of 2002 when compared to the same period in 2001.
     Trust and investment services income of $666,000 during the first three months of 2002 was up slightly compared to the same period in 2001. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity and bond markets effects trust financial performance. The Bank's trust department managed accounts whose market values approximated $332,000,000 at March 31, 2002 compared to $345,000,000 at March 31, 2001. The growth in new trust business and increased management fees slightly offset the continued low valuations in the equities markets, which negatively impacted asset values under management.

NON-INTEREST EXPENSE

     Non-interest expense for the first three months of 2002 was $3,498,000, a 1.2% increase from the $3,458,000 reported for the same period last year. Salaries decreased 4.7% from the same period last year to $1,553,000 in 2002 while pension and other employee benefits increased 5.6% to $375,000. Occupancy and equipment increased $37,000, or 6.4%, for the first three months of 2002 from the same period in 2001. These increases were primarily the result of the Southern Henry County office that opened in March 2002, increased depreciation expense associated with recent technology initiatives, coupled with lower incentive compensation expense.
     Core deposit intangible amortization of $112,000 for the first three months of 2002 and 2001 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 49.97% and 48.68% for the three months ended March 31, 2002 and 2001, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.

INCOME TAX PROVISION

     The income tax provision for the first three months of 2002 was $892,000, a decrease of $101,000 from $993,000 reported a year earlier. The effective tax rate for the first three months of 2002 was 28.9% compared to 29.9% for the first three months of 2001. The decrease in the effective tax rate resulted from various adjustments.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets have increased to $574,559,000 at March 31, 2002, a nominal increase compared to the same period in 2001.
 Total loans increased $6,295,000 or 1.7% during the first three months of 2002. Total deposits declined $6,943,000 or 1.5% during the first three months of 2002 and repurchase agreements increased $7,542,000 or 27.8% during the same period. Repurchase agreements of $34,719,000 are used by commercial accounts to earn higher yields on short-term funds and mature daily. Growth in the loan portfolio and in interest-bearing deposits in other banks was funded by decreases in investment securities and deposits and increases in repurchase agreements.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at March 31, 2002 were $771,000 compared with $568,000 at December 31, 2001, and $276,000 on March 31, 2001. Loans on accrual status and past due 90 days or more at March 31, 2002 were $171,000 compared with $258,000 at December 31, 2001, and $164,000 on March 31,
2001. There were no loans classified as troubled debt restructurings on March 31, 2002, December 31, 2001 or March 31, 2001.
     Total non-performing loans as a percentage of net loans were 0.25% at March 31, 2002, 0.22% at December 31, 2001, and 0.12% at March 31, 2001. Total
non-performing loans are considered low by industry standards. Net charge-offs for the first three months of 2002, annualized, as a percentage of average loans increased to .12% in 2002 from .08% for the same period of 2001. These charge-off ratios are low by industry standards. Management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Properties received due to loan foreclosures were $117,000 at March 31, 2002, $117,000 at December 31, 2001, and $245,000 at March 31, 2001.
     During the first three months of 2002 the gross amount of interest income that would have been recorded on non-accrual loans and restructured loans at March 31, 2002, if all such loans had been accruing interest at the original contractual rate, was $29,000. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

LIQUIDITY

     The Bank's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 18.6% at March 31, 2002 and 20.0% at December 31, 2001. The decline in this ratio reflects greater loan growth than deposit growth and increased pledging of securities on commercial repurchase agreements; however, both of these ratios are considered to reflect adequate liquidity for the respective periods.
     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta that equaled approximately $86,109,000 at March 31, 2002. Borrowings outstanding under this line of credit was $13,000,000, at March 31, 2002 and December 31, 2001. The Bank has three term borrowing contracts outstanding with $3,000,000 maturing in June of 2008, $5,000,000 maturing in August of 2008, and $5,000,000 maturing in April of 2009. The FHLB has the ability to terminate the borrowings after each contract reaches an early conversion option date.
     Commitments to extend credit, which amount to $112,940,000 at March 31, 2002 and $121,062,000 at December 31, 2001, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     Commitments to purchase securities when issued were $2,295,000 at March
31, 2002. There were no commitments to purchase securities when issued at December 31, 2001.
     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2002 and December 31, 2001, the Bank had $1,309,000 and $1,531,000 respectively, in outstanding standby letters of credit.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2001, to March 31, 2002:

Equity, December 31, 2001                                   $65,397,000

Net earnings                                                  2,199,000
Exercise of stock options                                         6,000
Repurchase of common stock                                     (132,000)
Cash dividends paid                                            (990,000)
Net change in net unrealized losses on AFS securities          (728,000)
                                                            ------------
Equity, March 31, 2002                                      $65,752,000
                                                            ============

     During the first quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.17 per share. The dividend totaled $990,000 and represented a 45.0% payout of first quarter 2002 net income.
     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, and 250,000 shares of the Corporation's common stock between August 29,2001 and August 28, 2002. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 6,600 shares during the first quarter of 2002 and have been 300,966 shares since August 16, 2000.
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation has no preferred stock or subordinated debt. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 2002 the Corporation had a ratio of 14.67% for Tier I and a ratio of 15.92% for total capital. At December 31, 2001 these ratios were 14.32% and 15.56%, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effective management of market risk is essential to achieving the Corporation's objectives. Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Corporation is not subject to currency exchange risk or commodity price risk.
     As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk.
     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31, 2002 and December 31, 2001 were in compliance with established policy guidelines. These projected changes are based on numerous assumptions including no growth or change in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

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

    2.  Changes in securities
          None

    3.  Defaults upon senior securities
          None

    4.  Results of votes of security holders
          None

    5.  Other information
          None

    6.  Exhibits and Reports on Form 8-K

          (a) Exhibits - None

          (b) Reports on Form 8-K:

     An informational message to shareholder's which was included as part of the 2001 Annual Report and may be mailed to other interested investors throughout 2002 was filed on March 25, 2002.

     Amended Bylaws of American National Bankshares Inc. which was approved by the Board of Directors on April 24, 2001 was filed on March 29, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - May 15, 2002                President and Chief Executive Officer

                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - May 15, 2002                Secretary-Treasurer (Chief Financial Officer)