Form 10-Q
period 2002-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2002-08-14
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002.
                                                          --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO        .
                                                           -----    -----

                        Commission file number 0-12820
                                               -------


                        AMERICAN NATIONAL BANKSHARES INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        VIRGINIA                                     54-1284688
--------------------------------                 --------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

       628 Main Street
       Danville, Virginia                               24541
----------------------------------------         --------------------
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

As reported in the Corporation's Current Report on Form 8-K, dated May 15, 2002, the Corporation terminated its relationship with Arthur Andersen, LLP ("Andersen"), its former accountant, effective May 15, 2002. In accordance with the Securities and Exchange Commission's Order of March 18, 2002, relating to former clients of Andersen, while the Corporation was in the process of selecting another independent public accountant, the Corporation did not obtain a review of the financial statements for the first quarter ending March 31, 2002, that would otherwise have been required pursuant to Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.

Pursuant to the Securities and Exchange Commission's Order of March 18, 2002, the Corporation's new independent public accountant, Yount, Hyde and Barbour, P.C., have completed the review of the financial statements for the first quarter ending March 31, 2002, and found that no changes were necessary.

The number of shares outstanding of the issuer's common stock as of August 9, 2002 was 5,787,866.

                                          AMERICAN NATIONAL BANKSHARES INC.



                                                        INDEX


                                                                                      Page No.
Index                                                                                     2

Part I.     Financial Information

  Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets as of June 30, 2002
                and December 31, 2001...........................................          3

              Consolidated Statements of Income for the three months
                ended June 30, 2002 and 2001....................................          4

              Consolidated Statements of Income for the six months
                ended June 30, 2002 and 2001....................................          5

              Consolidated Statements of Cash Flows for the six months
                ended June 30, 2002 and 2001....................................          6

              Notes to Consolidated Financial Statements........................      7 - 10

  Item 2.   Management's Discussion and Analysis of the Financial Condition
              and Results of Operations.........................................     11 - 19


Part II.    Other Information...................................................         20

SIGNATURES......................................................................         21

                                               Consolidated Balance Sheets
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                 June 30      December 31
                                                                                   2002           2001
                                                                                ----------    -----------
ASSETS
Cash and due from banks.........................................................$  13,992      $  14,798
Interest-bearing deposits in other banks........................................      386         14,351

Investment securities:
  Securities available for sale (at market value)...............................  124,177        127,317
  Securities held to maturity (market value of $30,147 at
    June 30, 2002 and $30,154 at December 31, 2001).............................   28,998         29,474
                                                                                ----------     ----------
                                                                                  153,175        156,791
                                                                                ----------     ----------

Loans, net of unearned income ..................................................  391,708        375,593
Less allowance for loan losses..................................................   (5,477)        (5,334)
                                                                                ----------     ----------
  Net loans.....................................................................  386,231        370,259
                                                                                ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $10,246 in 2002 and $9,652 in 2001............................    8,336          7,857
Core Deposit Intangibles........................................................    1,609          1,834
Accrued interest receivable and other assets....................................    7,636          6,997
                                                                                ----------     ----------
  Total assets..................................................................$ 571,365      $ 572,887
                                                                                ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  62,780      $  58,573
  Demand deposits -- interest bearing...........................................   58,277         61,405
  Money market deposits.........................................................   40,969         47,024
  Savings deposits..............................................................   70,215         65,651
  Time deposits.................................................................  225,241        231,359
                                                                                ----------     ----------
    Total deposits..............................................................  457,482        464,012
                                                                                ----------     ----------

Repurchase agreements...........................................................   27,815         27,177
FHLB borrowings.................................................................   15,050         13,000
Accrued interest payable and other liabilities..................................    2,881          3,301
                                                                                ----------     ----------
  Total liabilities.............................................................  503,228        507,490
                                                                                ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,802,456 shares outstanding at June 30, 2002
    and 5,821,956 shares outstanding at December 31, 2001.......................    5,802          5,822
  Capital in excess of par value................................................    9,564          9,588
  Retained earnings.............................................................   50,834         48,678
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................    1,937          1,309
                                                                                ----------     ----------
    Total shareholders' equity..................................................   68,137         65,397
                                                                                ----------     ----------
    Total liabilities and shareholders' equity..................................$ 571,365      $ 572,887
                                                                                ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            Consolidated Statements of Income
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,785      $   7,714
  Interest on deposits in other banks...........................................       31             68
  Income on investment securities:
    Federal agencies............................................................      518            762
    Mortgage-backed.............................................................      598            684
    State and municipal.........................................................      476            482
    Other investments...........................................................      379            481
                                                                                ----------     ----------
    Total interest income.......................................................    8,787         10,191
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      110            117
    Money market................................................................      215            343
    Savings.....................................................................      270            288
    Time........................................................................    2,194          3,326
  Interest on repurchase agreements.............................................      161            284
  Interest on other borrowings..................................................      176            214
                                                                                ----------     ----------
    Total interest expense......................................................    3,126          4,572
                                                                                ----------     ----------
Net Interest Income.............................................................    5,661          5,619
Provision for Loan Losses.......................................................      236            273
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,425          5,346
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      666            660
  Service charges on deposit accounts...........................................      416            365
  Other fees and commissions....................................................      230            197
  Mortgage banking income.......................................................       69            107
  Securities gains, net.........................................................        -            180
  Other income..................................................................       64             59
                                                                                ----------     ----------
    Total non-interest income...................................................    1,445          1,568
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,661          1,625
  Pension and other employee benefits...........................................      396            366
  Occupancy and equipment.......................................................      607            565
  Core deposit intangible amortization .........................................      113            113
  Other.........................................................................      802            781
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,579          3,450
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,291          3,464
Income Tax Provision............................................................      956          1,014
                                                                                ----------     ----------
Net Income......................................................................$   2,335      $   2,450
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .40      $     .41
Diluted.........................................................................$     .40      $     .41
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,804,608      5,999,771
Diluted.........................................................................5,846,835      6,030,203
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            Consolidated Statements of Income
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  13,534      $  15,424
  Interest on deposits in other banks...........................................      113            189
  Income on investment securities:
    Federal agencies............................................................      945          1,769
    Mortgage-backed.............................................................    1,254          1,242
    State and municipal.........................................................      932            962
    Other investments...........................................................      810            908
                                                                                ----------     ----------
    Total interest income.......................................................   17,588         20,494
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      229            282
    Money market................................................................      405            734
    Savings.....................................................................      535            614
    Time........................................................................    4,724          6,619
  Interest on repurchase agreements.............................................      310            612
  Interest on other borrowings..................................................      347            426
                                                                                ----------     ----------
    Total interest expense......................................................    6,550          9,287
                                                                                ----------     ----------
Net Interest Income.............................................................   11,038         11,207
Provision for Loan Losses.......................................................      419            535
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   10,619         10,672
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    1,332          1,320
  Service charges on deposit accounts...........................................      781            661
  Other fees and commissions....................................................      426            384
  Mortgage banking income.......................................................      151            190
  Securities gains, net.........................................................       19            350
  Other income..................................................................      131            106
                                                                                ----------     ----------
    Total non-interest income...................................................    2,840          3,011
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    3,214          3,255
  Pension and other employee benefits...........................................      771            721
  Occupancy and equipment.......................................................    1,219          1,140
  Core deposit intangible amortization .........................................      225            225
  Other.........................................................................    1,648          1,567
                                                                                ----------     ----------
    Total non-interest expense..................................................    7,077          6,908
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    6,382          6,775
Income Tax Provision............................................................    1,848          2,007
                                                                                ----------     ----------
Net Income......................................................................$   4,534      $   4,768
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .78      $     .79
Diluted.........................................................................$     .78      $     .79
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,812,941      6,021,854
Diluted.........................................................................5,849,018      6,044,298
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           Consolidated Statements of Cash Flows
                                     American National Bankshares Inc. and Subsidiary
                                                      (In Thousands)
                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Cash Flows from Operating Activities:
Net income......................................................................$   4,534      $   4,768
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.....................................................      419            535
  Depreciation..................................................................      594            578
  Core deposit intangible amortization..........................................      225            225
  Amortization (accretion) of premiums and discounts
    on investment securities....................................................       89             17
  Gain on sale of securities....................................................      (19)          (350)
  Gain on sale of loans.........................................................     (151)          (190)
  Loss on sale of real estate owned.............................................       10              -
  Deferred income taxes benefit.................................................     (111)          (243)
  Increase in interest receivable...............................................     (151)          (203)
  Increase in other assets......................................................     (642)          (320)
  (Decrease) increase in interest payable.......................................     (259)             8
  Decrease in other liabilities.................................................     (161)          (109)
                                                                                ----------     ----------
    Net cash provided by operating activities...................................    4,377          4,716
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................   27,990         39,976
  Purchases of securities available for sale....................................  (20,000)       (41,069)
  Purchases of securities held to maturity......................................   (3,492)          (302)
  Net increase in loans.........................................................  (16,404)       (28,168)
  Proceeds from sale of real estate owned.......................................      106              -
  Purchases of real estate owned................................................      (11)             -
  Purchases of property and equipment...........................................   (1,073)          (689)
                                                                                ----------     ----------
    Net cash used in investing activities.......................................  (12,884)       (30,252)
                                                                                ----------     ----------

Cash Flows from Financing Activities:
  Net (decrease) increase in demand, money market,
    and savings deposits........................................................     (412)         5,915
  Net (decrease) increase in time deposits......................................   (6,118)        10,549
  Net increase (decrease) in repurchase agreements..............................      638         (4,121)
  Net increase in Federal Home Loan Bank borrowings.............................    2,050          9,005
  Cash dividends paid...........................................................   (2,034)        (1,928)
  Repurchase of stock...........................................................     (397)        (2,844)
  Proceeds from exercise of stock options.......................................        9              2
                                                                                ----------     ----------
    Net cash (used in) provided by financing activities.........................   (6,264)        16,578
                                                                                ----------     ----------

Net Decrease in Cash and Cash Equivalents.......................................  (14,771)        (8,958)

Cash and Cash Equivalents at Beginning of Period................................   29,149         25,071
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  14,378      $  16,113
                                                                                ==========     ==========



Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  13,992      $  15,734
    Interest-bearing deposits in other banks....................................      386            379
                                                                                ----------     ----------
                                                                                $  14,378      $  16,113
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   6,809      $   9,279
  Income taxes paid.............................................................$   1,839      $   2,199
  Transfer of loans to other real estate owned..................................$     164      $      85


The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 2002, its cash flows for the six months then ended, and the results of its operations for the three and six months then ended. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.

CRITICAL ACCOUNTING POLICIES

     A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 2001 Annual Report on Form 10-K. In accordance with the Security and Exchange Commission's proposed rule 33-8098 dated May 10, 2002, the Corporation's critical accounting policies are listed below.

GENERAL

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
     Our allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified loans. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates.

CORE DEPOSIT INTANGIBLES

     In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which impacted the accounting for goodwill and other intangible assets. Statement 141 eliminated the pooling method of accounting for business combinations and required that intangible assets that meet certain criteria be reported separately from goodwill. Statement 142 eliminated the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life. SFAS 142 allows certain intangibles arising from Bank and Thrift acquisitions to be amortized over their estimated useful lives.
     Upon adoption of these Statements, the Company re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. The intangible assets arising from the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996 are classified as core deposit intangibles and continue to be amortized over their estimated lives in accordance with Statement 72.

FORWARD LOOKING STATEMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS

     No accounting pronouncements that have a material effect on the Corporation were issued during the quarter ending June 30, 2002.

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three and six months ended June 30, 2002 and 2001:

                                                    Three Months Ended                 Six Months Ended
                                                          June 30                           June 30
                                              -----------------------------     -----------------------------
                                                  2002             2001             2002             2001
                                              ------------     ------------     ------------     ------------
Net Income                                    $ 2,335,000      $ 2,450,000      $ 4,534,000      $ 4,768,000
Unrealized holding gains arising
  during period (net of tax expense)            1,356,000           79,000          628,000          910,000
                                              ------------     ------------     ------------     ------------
Total comprehensive income                    $ 3,691,000      $ 2,529,000      $ 5,162,000      $ 5,678,000
                                              ============     ============     ============     ============

SEGMENT AND RELATED INFORMATION

     Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income in addition to loan interest income. Service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.
     Trust and investment services includes estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.
     Segment information for the three and six month periods ended June 30, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                               Three Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  8,787       $      -        $   5          $    (5)        $  8,787
Interest expense                                  3,126              -            5               (5)           3,126
Non-interest income - external customers            619            666          160                -            1,445
Non-interest income - internal customers              -             12            -              (12)               -
Operating income before income taxes              2,813            457           21                -            3,291
Depreciation and amortization                       403              7            -                -              410
Total assets                                    571,323              -           42                -          571,365
Capital expenditures                                263             16            -                -              279

                                               Three Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 10,191       $      -        $   8          $    (8)        $ 10,191
Interest expense                                  4,572              -            8               (8)           4,572
Non-interest income - external customers            731            660          177                -            1,568
Non-interest income - internal customers              -             13            -              (13)               -
Operating income before income taxes              2,891            410          163                -            3,464
Depreciation and amortization                       382             17            3                -              402
Total assets                                    563,407              -          137                -          563,544
Capital expenditures                                335              -            -                -              335

                                               Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 17,588       $      -        $  11          $   (11)        $ 17,588
Interest expense                                  6,550              -           11              (11)           6,550
Non-interest income - external customers          1,211          1,332          297                -            2,840
Non-interest income - internal customers              -             25            -              (25)               -
Operating income before income taxes              5,470            903            9                -            6,382
Depreciation and amortization                       803             15            1                -              819
Total assets                                    571,323              -           42                -          571,365
Capital expenditures                              1,057             16            -                -            1,073

                                               Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 20,494       $      -        $  14          $   (14)        $ 20,494
Interest expense                                  9,287              -           14              (14)           9,287
Non-interest income - external customers          1,382          1,320          309                -            3,011
Non-interest income - internal customers              -             27            -              (27)               -
Operating income before income taxes              5,845            814          116                -            6,775
Depreciation and amortization                       764             34            5                -              803
Total assets                                    563,407              -          137                -          563,544
Capital expenditures                                673             16            -                -              689

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and supplemental financial data.
     The second quarter is a period beginning April 1 and ending June 30 and the first quarter is a period beginning on January 1 and ending on March 31. The first six months are defined as the period beginning on January 1 and ending on June 30.

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first six months of 2002 was $4,534,000, a decrease of 4.9% over the $4,768,000 earned during the same period of 2001. On a basic and diluted per share basis, net earnings totaled $0.78 for the first six months of 2002, which was 1.3% lower than the $0.79 earned for the same period of 2001. While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase programs.
     On an annualized basis, return on average total assets was 1.60% for the first six months of 2002 compared to 1.74% for the same period in 2001. Return on average common shareholders' equity was 13.74% and 14.79% for the first six months of 2002 and 2001, respectively.
     Net interest income after provision for loan losses declined $53,000, or 0.5%, for the first six months of 2002 compared to the same period in 2001 due to a decline in the interest margin and spread which was offset partially by a lower provision for loan losses. For the same comparative period, non-interest income excluding securities gains increased by $160,000, led by growth in service charges and other fee and commission income. Including non-recurring securities gains, non-interest income decreased $171,000. Non-interest expense increased by $169,000 for the first six months of 2002 compared to the same period in 2001 due to increases in overall employee benefits, corporate insurance costs and the occupancy cost associated with a new banking office opened in Henry County in March of 2002.
     The Corporation's net income for the second quarter of 2002 was $2,335,000, a decrease of 4.7% over the $2,450,000 earned during the same period of 2001. While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase programs. On a basic and diluted per share basis, net earnings totaled $0.40 for the second quarter of 2002, which was 2.4% lower than the $0.41 earned for the same period of 2001. On an annualized basis, return on average total assets was 1.64% for the second quarter of 2002 compared to 1.77% for the same period in 2001. Return on average common shareholders' equity was 14.16% and 15.03% for the second quarter of 2002 and 2001, respectively.
     The Corporation's decline in earnings was primarily the result of non-recurring security gains recognized in 2001 that were not recognized in 2002 and increased pressure on the interest spread. When market interest rates began declining in January of 2001 many U.S. Government agency securities the Corporation had purchased in previous periods at a discount were called by the issuing agency. This produced $170,000 of income in the first quarter of 2001 and $180,000 of income in the second quarter of 2001 for a total pre-tax gain on securities of $350,000 for the six months ended June 30, 2001. In contrast, the rate environment during the first six months of 2002 was more constant with $19,000 in securities gains recognized.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $11,521,000 for the first six month period ending June 30, 2002 compared to $11,695,000 for the same period of 2001, a decrease of 1.5%. The interest rate spread increased to 3.70% from 3.69%, and the net yield on earning assets decreased to

4.25% from 4.47% in the first six months of 2002 compared to the same period of 2001, respectively. The net yield on earning assets decreased due to a change in the mix of assets and the greater asset growth in the area of adjustable-rate commercial loans and deposits in other banks.
     While the net yield on earning assets declined for the first six months of 2002 when compared to the previous year, the interest rate spread improved slightly. Average interest-earning assets increased 3.7%, or $19,202,000 while average interest-bearing liabilities grew 3.1%, or $13,140,000 during the first six months of 2002. At the same time non-earning assets declined by 7.2% and non-interest bearing demand deposits increased 6.8%. These positive developments, coupled with the repricing of fixed term certificates of deposits to lower levels, produced the slightly improved interest rate spread.
     Net interest income on a fully taxable equivalent ("FTE") basis was $5,897,000 for the second quarter of 2002 compared to $5,865,000 for the same period of 2001, an increase of 0.5%. The interest rate spread increased to 3.80% from 3.70%, and the net yield on earning assets decreased to 4.33% from 4.46% in the second quarter of 2002 compared to the same period of 2001, respectively. The net yield on earning assets decreased due to a change in the mix of assets and the greater asset growth in the area of adjustable-rate commercial loans and deposits in other banks.
     When compared to the first quarter of 2002, the interest rate spread and net yield on earning assets in the second quarter of 2002 increased with a positive trend noted. The interest rate spread improved from 3.61% in the first quarter of 2002 to 3.80% during the second quarter of 2002. The net yield on earning assets improved from 4.17% in the first quarter of 2002 to 4.33% during the second quarter of 2002. This improvement was due to several factors including faster growth in earning assets, a higher level of time deposits repricing to lower market interest rates, growth in non-interest bearing demand deposits and management's overall focus on managing the margin during the historic rate period experienced in 2002.
     During the first six months of 2002, the Federal Reserve held interest rates at year-end 2001 levels. These historically low rates kept the prime lending rate at 4.75% during the six months ending June 30, 2002, which was much lower than the 9.5% to 6.5% range of the prime lending rate during the same period of 2001. While the Corporation's balance sheet is liability-sensitive, many liabilities remain near competitive market-driven pricing floors while assets continue to reprice or be booked at lower asset yields.
     The following tables demonstrate fluctuations in net interest income and the related yields for the first six months of 2002 and for the second quarter of 2002 ending June 30, 2002, compared to similar prior year periods.

     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                                  Interest
                                               Average Balance                 Income/Expense                Yield/Rate
                                           -----------------------         ---------------------          -----------------
For six months ended June 30
                                             2002           2001             2002          2001           2002        2001
                                           --------       --------         -------       -------         ------      ------
Loans:
  Commercial                               $163,556       $128,972         $ 5,402       $ 5,557          6.61%        8.62%
  Mortgage                                  183,092        177,887           6,352         7,563          6.94         8.50
  Consumer                                   35,663         46,154           1,843         2,372         10.34        10.28
                                           --------       --------         -------       -------         ------       ------
    Total loans                             382,311        353,013          13,597        15,492          7.11         8.78
                                           --------       --------         -------       -------         ------       ------

Investment securities:
  Federal agencies                           39,538         54,413             945         1,769          4.78         6.50
  Mortgage-backed                            40,503         39,525           1,254         1,242          6.19         6.28
  State and municipal                        38,591         39,281           1,313         1,338          6.80         6.81
  Other investments                          27,664         29,531             849           952          6.14         6.45
                                           --------       --------         -------       -------         ------       ------
    Total investment securities             146,296        162,750           4,361         5,301          5.96         6.51
                                           --------       --------         -------       -------         ------       ------

Deposits in other banks                      13,725          7,367             113           189          1.65         5.13
                                           --------       --------         -------       -------         ------       ------

  Total interest-earning assets             542,332        523,130          18,071        20,982          6.66         8.02
                                                                           -------       -------         ------       ------

Other non-earning assets                     24,446         26,328
                                           --------       --------

  Total assets                             $566,778       $549,458
                                           ========       ========

Interest-bearing deposits:
  Demand                                   $ 59,240       $ 56,282             229           282           .77         1.00
  Money market                               39,530         39,404             405           734          2.05         3.73
  Savings                                    67,888         61,547             535           614          1.58         2.00
  Time                                      231,334        227,104           4,724         6,619          4.08         5.83
                                           --------       --------         -------       -------         ------       ------
    Total interest-bearing deposits         397,992        384,337           5,893         8,249          2.96         4.29

Repurchase agreements                        30,993         28,435             310           612          2.00         4.30
Other borrowings                             13,378         16,451             347           426          5.19         5.18
                                           --------       --------         -------       -------         ------       ------
  Total interest-bearing
    liabilities                             442,363        429,223           6,550         9,287          2.96         4.33
                                                                           -------       -------         ------       ------

Demand deposits                              55,201         51,704
Other liabilities                             3,225          4,034
Shareholders' equity                         65,989         64,497
                                           --------       --------
  Total liabilities and
    shareholders' equity                   $566,778       $549,458
                                           ========       ========

Interest rate spread                                                                                      3.70%        3.69%
                                                                                                         ======       ======

Net interest income                                                         11,521        11,695
                                                                           =======       =======

Taxable equivalent adjustment                                                  483           488
                                                                           =======       =======

Net yield on earning assets                                                                               4.25%        4.47%
                                                                                                         ======       ======

     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                                  Interest
                                               Average Balance                 Income/Expense                Yield/Rate
                                           -----------------------         ---------------------          -----------------
For three months ended June 30

                                             2002           2001             2002          2001           2002        2001
                                           --------       --------         -------       -------         ------      ------
Loans:
  Commercial                               $169,693       $133,991         $ 2,785       $ 2,815          6.56%        8.40%
  Mortgage                                  183,430        179,272           3,131         3,757          6.83         8.38
  Consumer                                   34,538         44,955             902         1,176         10.45        10.46
                                           --------       --------         -------       -------         ------       ------
    Total loans                             387,661        358,218           6,818         7,748          7.04         8.65
                                           --------       --------         -------       -------         ------       ------

Investment securities:
  Federal agencies                           45,038         47,248             518           762          4.60         6.45
  Mortgage-backed                            38,724         43,818             598           684          6.18         6.24
  State and municipal                        39,523         39,357             663           670          6.71         6.81
  Other investments                          26,672         31,324             395           505          5.92         6.45
                                           --------       --------         -------       -------         ------       ------
    Total investment securities             149,957        161,747           2,174         2,621          5.80         6.48
                                           --------       --------         -------       -------         ------       ------

Deposits in other banks                       7,600          5,852              31            68          1.63         4.65
                                           --------       --------         -------       -------         ------       ------

  Total interest-earning assets             545,218        525,817           9,023        10,437          6.62         7.94
                                                                           -------       -------         ------       ------

Other non-earning assets                     24,546         27,445
                                           --------       --------

  Total assets                             $569,764       $553,262
                                           ========       ========

Interest-bearing deposits:
  Demand                                   $ 58,464       $ 55,554             110           117           .75          .84
  Money market                               40,070         39,401             215           343          2.15         3.48
  Savings                                    69,076         61,767             270           288          1.56         1.87
  Time                                      229,486        229,862           2,194         3,326          3.82         5.79
                                           --------       --------         -------       -------         ------       ------
    Total interest-bearing deposits         397,096        386,584           2,789         4,074          2.81         4.22

Repurchase agreements                        31,899         28,117             161           284          2.02         4.04
Other borrowings                             13,755         16,627             176           214          5.12         5.15
                                           --------       --------         -------       -------         ------       ------
  Total interest-bearing
    liabilities                             442,750        431,328           3,126         4,572          2.82         4.24
                                                                           -------       -------         ------       ------

Demand deposits                              57,797         52,479
Other liabilities                             3,245          4,270
Shareholders' equity                         65,972         65,185
                                           --------       --------
  Total liabilities and
    shareholders' equity                   $569,764       $553,262
                                           ========       ========

Interest rate spread                                                                                      3.80%        3.70%
                                                                                                         ======       ======

Net interest income                                                          5,897         5,865
                                                                           =======       =======

Taxable equivalent adjustment                                                  236           246
                                                                           =======       =======

Net yield on earning assets                                                                               4.33%        4.46%
                                                                                                         ======       ======

PROVISION AND RESERVE FOR LOAN LOSSES

     The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Loan Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans, the Bank's loan "Watch" list, and national and local economic conditions.
     The provision for loan losses was $419,000 for the first six months of 2002 versus $535,000 for the same period in 2001. Net charged off loans were $276,000 for the first six months of 2002 versus $130,000 for the same period in 2001. The ratio of net charge-offs to average outstanding loans was .14% in 2002 and ..09% in 2001. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     For the second quarter ending June 30, 2002, net charge-offs were $182,000 compared to $59,000 for the same period one year prior. One commercial loan charge-off represented 34% of net charge-offs for the first six months of 2002 and represented 52% of net-charge-offs for the second quarter ending June 30, 2002.
     The reserve for loan losses totaled $5,477,000 at June 30, 2002, an increase of 2.7% over the $5,334,000 recorded at December 31, 2001. The ratio of reserves to loans, less unearned discount, was 1.40% at June 30, 2002 versus 1.42% at December 31, 2001. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at June 30, 2002.

NON-INTEREST INCOME

     Non-interest income for the first six months of 2002 was $2,840,000, a decrease of 5.7% from $3,011,000 reported in the same period of 2001. The comparative decline was due to a high volume of non-recurring gains on the pre-maturity call of investment securities booked in 2001. During the Federal Reserve's rate declines beginning in January of 2001, a large volume of callable government agency securities purchased at a discount were called resulting in security gains. These calls and related gains did not reoccur during the first six months of 2002.
     Excluding non-recurring securities gains, non-interest income increased by $160,000 during the first six months of 2002 when compared to the same period one year prior due to increased deposit account service charges and other fee and commission income. Service charges on deposit accounts grew 18% or $120,000 in the first six months of 2002 when compared to the same period in 2001.
     Trust and investment services income of $1,332,000 during the first six months of 2002 was up slightly compared to the same period in 2001. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity and bond markets continues to affect trust financial performance. The Bank's trust department managed accounts whose market values approximated $310,000,000 at June 30, 2002 compared to $332,000,000 at March 31, 2002 and $353,000,000 at June 30, 2001.
The growth in new trust business and increased management fees slightly offset the continued low valuations in the financial markets, which negatively impacted asset values under management.
     Non-interest income for the second quarter of 2002 was $1,445,000, a decrease of 7.8% from $1,568,000 reported in the same period of 2001. The reasons for decreased non-interest income for the three months ended June 30, 2002 were similar to those for the six month period ended June 30, 2002. Excluding non-recurring securities gains, non-interest income increased $57,000 due to increased deposit account service charges and other fee and commission income. Service charges on deposit accounts grew 14% or $51,000 in the second quarter of 2002 when compared to the same period in 2001.

NON-INTEREST EXPENSE

     Non-interest expense for the first six months of 2002 was $7,077,000, a 2.4% increase from the $6,908,000 reported for the same period last year. Salaries decreased 1.3% from the same period last year to $3,214,000 in 2002 while pension and other employee benefits increased 6.9% to $771,000. Occupancy and equipment increased $79,000, or 6.9%, for the first six months of 2002 from the same period in 2001. These increases were primarily the result of the Southern Henry County office that opened in March 2002, increased depreciation expense associated with recent technology initiatives, and increases in insurance expense which were partially offset by lower incentive compensation expense.
     Core deposit intangible amortization of $225,000 for the first six months of 2002 and 2001 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.
     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 49.31% and 48.12% for the six months ended June 30, 2002 and 2001, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range.
     Non-interest expense for the second quarter of 2002 was $3,579,000, a 3.7% increase from $3,450,000 reported for the same period of 2001. The reasons for increased non-interest expense for the second quarter ended June 30, 2002 were primarily the result of the Southern Henry County office that opened in March 2002, increased depreciation expense associated with recent technology initiatives, and an increase in salaries, pension and employee benefits, and insurance expense.

INCOME TAX PROVISION

     The income tax provision for the first six months of 2002 was $1,848,000, a decrease of $159,000 from $2,007,000 reported a year earlier. The effective tax rate for the first six months of 2002 was 29.0% compared to 29.6% for the same period of 2001.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets declined 0.3% to $571,365,000 at June 30, 2002 when compared to assets of $572,887,000 at December 31, 2001. While total assets have not grown, a shift in the asset mix occurred during the first six months of 2002. Total loans increased $16,115,000 or 4.3% during the first six months of 2002. During the same period the corporation reduced investment securities by $3,616,000 or 2.3% and reduced interest bearing deposits in other banks by $13,965,000 or 97%. This shift in assets to higher yielding investments contributed to the corporation's improved interest rate margin and yield on earning assets in the second quarter of 2002.
     Similar to total asset growth, total liabilities declined slightly by 0.8% to $503,228,000 at June 30, 2002 when compared to $507,490,000 at December
31, 2001. Total deposits declined $6,530,000 or 1.4% during the first six months of 2002 and other borrowings including FHLB advances and repurchase agreements increased $2,688,000 or 6.7% during the same period. Repurchase agreements are used by commercial accounts to earn higher yields on short-term funds and mature daily. While total deposits declined, a shift to lower cost deposits was seen as growth of $4,207,000 or 7.2% was noted in non-interest bearing demand deposits and growth of $4,564,000 or 7.0% was noted in savings accounts. The primary decline in deposits occurred in the higher cost time deposit and money market account categories.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at June 30, 2002 were $479,000 compared with $568,000 at December 31, 2001, and $410,000 on June 30, 2001.
Loans on accrual status and past due 90 days or more at June 30, 2002 were $305,000 compared with $258,000 at December 31, 2001, and $330,000 on June 30,
2001. There were no loans classified as troubled debt restructurings on June 30, 2002, December 31, 2001 or June 30, 2001.

     Total non-performing loans as a percentage of net loans were 0.20% at June 30, 2002, 0.22% at December 31, 2001, and 0.20% at June 30, 2001. Total
non-performing loans are considered low by industry standards. Net charge-offs for the first six months of 2002, annualized, as a percentage of average loans increased to .14% in 2002 from .09% for the same period of 2001. These charge-off ratios are low by industry standards as management considers charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.
     Properties received due to loan foreclosures were $177,000 at June 30, 2002, $117,000 at December 31, 2001, and $115,000 at June 30, 2001.
     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans as of June 30, 2002, if all such loans had been accruing interest at the original contractual rate, was $28,000 for the six month period ending June 30, 2002. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

LIQUIDITY

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 15.0% at June 30, 2002 and 20.0% at December 31, 2001. The planned reduction in this ratio reflects a shift from lower yielding investments and interest-bearing deposits in other banks to higher yielding loans. Both of these ratios are considered to reflect adequate liquidity for the respective periods.
     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $85,632,000 at June 30, 2002. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.
     Borrowings outstanding under the FHLB line of credit were $15,050,000 at June 30, 2002 and $13,000,000 at December 31, 2001. The Bank has three term borrowing contracts outstanding with $3,000,000 maturing in June of 2008, $5,000,000 maturing in August of 2008, and $5,000,000 maturing in April of 2009. The FHLB has the ability to terminate the borrowings after each contract reaches an early conversion option date. The additional borrowings from the FHLB of $2,050,000 were borrowed on a daily basis.
     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.
     Management also takes into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.
     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided from cash and due from banks, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from two correspondent banks and two federal agency banks and a planned structured continuous maturity of investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2002 and December 31, 2001 were commitments to extent credit and standby letters of credit only. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.
     Commitments to extend credit, which amount to $127,044,000 at June 30, 2002 and $121,062,000 at December 31, 2001, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.
     There were no commitments to purchase securities when issued June 30, 2002 or at December 31, 2001.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2002 and December 31, 2001, the Bank had $1,538,000 and $1,000,000
respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2001, to June 30, 2002:

Equity, December 31, 2001                                   $65,397,000

Net earnings                                                  4,534,000
Exercise of stock options                                         9,000
Repurchase of common stock                                     (397,000)
Cash dividends paid                                          (2,034,000)
Net change in net unrealized losses on AFS securities           628,000
                                                            ------------
Equity, June 30, 2002                                       $68,137,000
                                                            ============

     During the second quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.18 per share. The dividend totaled $1,044,000 and represented a 44.7% payout of second quarter 2002 net income. During the first quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.17 per share. The dividend totaled $990,000 and represented a 45.0% payout of first quarter 2002 net income. For the six months ending June 30, 2002, the Corporation paid out $2,034,000 in cash dividends which represented 44.9% of net income for the six months ended June 30, 2002.
     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, and 250,000 shares of the Corporation's common stock between August 29,2001 and August 28, 2002. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 6,600 shares during the first quarter of 2002 and 13,500 shares during the second quarter of 2002 and total 314,466 shares since purchases began on August 16, 2000.
     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 2002 the Corporation had a ratio of 14.42% for Tier I and a ratio of 15.65% for total capital. At December 31, 2001 these ratios were 14.32% and 15.56%, respectively.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effective management of market risk is essential to achieving the Corporation's objectives. Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods. The Corporation is not subject to currency exchange risk or commodity price risk.
     As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk.
     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30, 2002 and December 31, 2001 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

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

       2.  Changes in securities
           None

       3.  Defaults upon senior securities
           None

       4.  Results of votes of security holders

       At the Corporation's Annual Shareholders Meeting held on April 23, 2002, the following business was transacted:

           (1)  Election of Directors

           All the nominees for election to the Board of Directors were elected to serve until the 2005 Annual Meeting of Shareholders.

                                           Affirmative Votes      Votes Withheld

                Richard G. Barkhouser           4,303,913               4,526
                H. Dan Davis                    4,297,575              10,864
                Lester A. Hudson, Jr.           4,249,918              58,521
                Charles H. Majors               4,303,987               4,452

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits - None

           (b) Reports on Form 8-K:

       An 8-K was filed May 15, 2002, detailing changes in registrant's certifying accountant. The Corporation dismissed Arthur Andersen LLP as the Corporation's independent public accountant as recommended by the Corporation's Audit Committee on May 15, 2002.

       An 8-K was filed May 23, 2002, detailing changes in registrant's certifying accountant. The Corporation, upon recommendation by the Audit Committee, appointed Yount, Hyde and Barbour, P.C. of Winchester, Virginia to serve as the corporation's independent public accountants for the fiscal year ending December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - August 14, 2002             President and Chief Executive Officer





                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - August 14, 2002             Secretary-Treasurer (Chief Financial Officer)