Form 10-Q
period 2002-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2002-11-12
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002.
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

The number of shares outstanding of the issuer's common stock as of November 12, 2002 was 5,780,616.

                                          AMERICAN NATIONAL BANKSHARES INC.



                                                        INDEX


                                                                                      Page No.
Index                                                                                     2

Part I.     Financial Information

  Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets as of September 30, 2002
                and December 31, 2001...........................................          3

              Consolidated Statements of Income for the three months
                ended September 30, 2002 and 2001...............................          4

              Consolidated Statements of Income for the nine months
                ended September 30, 2002 and 2001...............................          5

              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2002 and 2001...............................          6

              Notes to Consolidated Financial Statements........................     7 - 11

  Item 2.   Management's Discussion and Analysis of the Financial Condition
              and Results of Operations.........................................    12 - 20

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........         20

  Item 4.   Controls and Procedures.............................................         21

Part II.    Other Information...................................................         22

SIGNATURES......................................................................         22

                                               Consolidated Balance Sheets
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                September 30   December 31
                                                                                    2002           2001
                                                                                ------------   -----------
ASSETS
Cash and due from banks.........................................................$  18,108      $  14,798
Interest-bearing deposits in other banks........................................   26,278         14,351

Investment securities:
  Securities available for sale (at market value)...............................  126,014        127,317
  Securities held to maturity (market value of $29,863 at
    September 30, 2002 and $30,154 at December 31, 2001)........................   28,147         29,474
                                                                                ----------     ----------
                                                                                  154,161        156,791
                                                                                ----------     ----------

Loans, net of unearned income ..................................................  396,720        375,593
Less allowance for loan losses..................................................   (5,574)        (5,334)
                                                                                ----------     ----------
  Net loans.....................................................................  391,146        370,259
                                                                                ----------     ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $10,419 in 2002 and $9,652 in 2001............................    8,235          7,857
Core Deposit Intangibles........................................................    1,496          1,834
Accrued interest receivable and other assets....................................    7,189          6,997
                                                                                ----------     ----------
  Total assets..................................................................$ 606,613      $ 572,887
                                                                                ==========     ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  66,379      $  58,573
  Demand deposits -- interest bearing...........................................   60,631         61,405
  Money market deposits.........................................................   46,693         47,024
  Savings deposits..............................................................   71,857         65,651
  Time deposits.................................................................  228,225        231,359
                                                                                ----------     ----------
    Total deposits..............................................................  473,785        464,012
                                                                                ----------     ----------

Repurchase agreements...........................................................   37,730         27,177
FHLB borrowings.................................................................   22,000         13,000
Accrued interest payable and other liabilities..................................    3,334          3,301
                                                                                ----------     ----------
  Total liabilities.............................................................  536,849        507,490
                                                                                ----------     ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -              -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,785,616 shares outstanding at September 30, 2002
    and 5,821,956 shares outstanding at December 31, 2001.......................    5,786          5,822
  Capital in excess of par value................................................    9,576          9,588
  Retained earnings.............................................................   51,784         48,678
  Accumulated other comprehensive income -
    net unrealized gains on securities available for sale.......................    2,618          1,309
                                                                                ----------     ----------
    Total shareholders' equity..................................................   69,764         65,397
                                                                                ----------     ----------
    Total liabilities and shareholders' equity..................................$ 606,613      $ 572,887
                                                                                ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            Consolidated Statements of Income
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,919      $   7,573
  Interest on deposits in other banks...........................................       57             80
  Income on investment securities:
    Federal agencies............................................................      479            553
    Mortgage-backed.............................................................      576            761
    State and municipal.........................................................      484            486
    Other investments...........................................................      378            483
                                                                                ----------     ----------
    Total interest income.......................................................    8,893          9,936
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      105            103
    Money market................................................................      196            335
    Savings.....................................................................      268            298
    Time........................................................................    2,005          3,120
  Interest on repurchase agreements.............................................      167            277
  Interest on other borrowings..................................................      231            206
                                                                                ----------     ----------
    Total interest expense......................................................    2,972          4,339
                                                                                ----------     ----------
Net Interest Income.............................................................    5,921          5,597
Provision for Loan Losses.......................................................      214            252
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,707          5,345
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      606            623
  Service charges on deposit accounts...........................................      451            342
  Other fees and commissions....................................................      194            175
  Mortgage banking income.......................................................      112             93
  Securities gains, net.........................................................        -             10
  Other income..................................................................       71             65
                                                                                ----------     ----------
    Total non-interest income...................................................    1,434          1,308
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,727          1,556
  Pension and other employee benefits...........................................      389            378
  Occupancy and equipment.......................................................      615            584
  Core deposit intangible amortization .........................................      112            112
  Other.........................................................................      817            804
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,660          3,434
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,481          3,219
Income Tax Provision............................................................    1,020            928
                                                                                ----------     ----------
Net Income......................................................................$   2,461      $   2,291
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .42      $     .39
Diluted.........................................................................$     .42      $     .39
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,794,241      5,912,701
Diluted.........................................................................5,855,760      5,937,451
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                            Consolidated Statements of Income
                                    American National Bankshares Inc. and Subsidiary
                                                     (In Thousands)
                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  20,453      $  22,997
  Interest on deposits in other banks...........................................      170            269
  Income on investment securities:
    Federal agencies............................................................    1,424          2,322
    Mortgage-backed.............................................................    1,830          2,003
    State and municipal.........................................................    1,416          1,448
    Other investments...........................................................    1,188          1,391
                                                                                ----------     ----------
    Total interest income.......................................................   26,481         30,430
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      334            385
    Money market................................................................      601          1,069
    Savings.....................................................................      803            912
    Time........................................................................    6,729          9,739
  Interest on repurchase agreements.............................................      477            889
  Interest on other borrowings..................................................      578            632
                                                                                ----------     ----------
    Total interest expense......................................................    9,522         13,626
                                                                                ----------     ----------
Net Interest Income.............................................................   16,959         16,804
Provision for Loan Losses.......................................................      633            787
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   16,326         16,017
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    1,938          1,943
  Service charges on deposit accounts...........................................    1,232          1,003
  Other fees and commissions....................................................      620            559
  Mortgage banking income.......................................................      263            283
  Securities gains, net.........................................................       19            360
  Other income..................................................................      202            171
                                                                                ----------     ----------
    Total non-interest income...................................................    4,274          4,319
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    4,941          4,811
  Pension and other employee benefits...........................................    1,160          1,099
  Occupancy and equipment.......................................................    1,834          1,724
  Core deposit intangible amortization .........................................      337            337
  Other.........................................................................    2,465          2,371
                                                                                ----------     ----------
    Total non-interest expense..................................................   10,737         10,342
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    9,863          9,994
Income Tax Provision............................................................    2,868          2,935
                                                                                ----------     ----------
Net Income......................................................................$   6,995      $   7,059
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$    1.20      $    1.18
Diluted.........................................................................$    1.20      $    1.18
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,806,639      5,985,070
Diluted.........................................................................5,852,431      6,006,635
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           Consolidated Statements of Cash Flows
                                     American National Bankshares Inc. and Subsidiary
                                                      (In Thousands)
                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2002           2001
                                                                                ----------     ----------
Cash Flows from Operating Activities:
Net income......................................................................$   6,995      $   7,059
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses.....................................................      633            787
  Depreciation..................................................................      891            871
  Core deposit intangible amortization..........................................      337            337
  Amortization (accretion) of premiums and discounts
    on investment securities....................................................      150             51
  Gain on sale of securities....................................................      (19)          (360)
  Gain on sale of loans.........................................................     (263)          (283)
  Loss on sale of real estate owned.............................................        1             20
  Loss on disposal of property and equipment....................................       16              -
  Deferred income taxes benefit.................................................     (158)          (314)
  (Increase) decrease in interest receivable....................................     (218)           254
  Increase in other assets......................................................     (576)          (102)
  Decrease in interest payable..................................................     (259)          (115)
  Increase in other liabilities.................................................      292          1,324
                                                                                ----------     ----------
    Net cash provided by operating activities...................................    7,822          9,529
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities, calls, and sales of securities .....................   48,354         57,636
  Purchases of securities available for sale....................................  (40,380)       (41,069)
  Purchases of securities held to maturity......................................   (3,492)          (302)
  Net increase in loans.........................................................  (21,421)       (33,004)
  Proceeds from sale of real estate owned.......................................      261            195
  Purchases of real estate owned................................................      (11)             -
  Purchases of property and equipment...........................................   (1,285)          (783)
                                                                                ----------     ----------
    Net cash used in investing activities.......................................  (17,974)       (17,327)
                                                                                ----------     ----------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................   12,907         12,832
  Net (decrease) increase in time deposits......................................   (3,134)        11,590
  Net increase (decrease) in repurchase agreements..............................   10,553         (2,404)
  Net increase (decrease) in Federal Home Loan Bank borrowings..................    9,000         (3,000)
  Cash dividends paid...........................................................   (3,076)        (2,933)
  Repurchase of stock...........................................................     (919)        (2,927)
  Proceeds from exercise of stock options.......................................       58            179
                                                                                ----------     ----------
    Net cash provided by financing activities...................................   25,389         13,337
                                                                                ----------     ----------

Net Increase in Cash and Cash Equivalents.......................................   15,237          5,539

Cash and Cash Equivalents at Beginning of Period................................   29,149         25,071
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  44,386      $  30,610
                                                                                ==========     ==========



Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  18,108      $  14,315
    Interest-bearing deposits in other banks....................................   26,278         16,295
                                                                                ----------     ----------
                                                                                $  44,386      $  30,610
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   9,781      $  13,741
  Income taxes paid.............................................................$   2,907      $   2,202
  Transfer of loans to other real estate owned..................................$     164      $      85


The accompanying notes to consolidated financial statements are an integral part of these statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 2002, its cash flows for the nine months then ended, and the results of its operations for the three and nine months then ended. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.

CRITICAL ACCOUNTING POLICIES

     A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 2001 Annual Report on Form 10-K. The Corporation's critical accounting policies are listed below.

GENERAL

     The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

     Upon adoption of these Statements, the Corporation re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. The intangible assets arising from the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996 are classified as core deposit intangibles and continue to be amortized over their estimated lives.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board issued
Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

     In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged.

     The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

     Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

     This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

     The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

     The Corporation is currently in the process of evaluating the impact, if any, arising from the adoption of Statement 147.

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three and nine months ended September 30, 2002 and 2001:

                                                    Three Months Ended                Nine Months Ended
                                                       September 30                      September 30
                                              -----------------------------     -----------------------------
                                                  2002             2001             2002             2001
                                              ------------     ------------     ------------     ------------
Net Income                                    $ 2,461,000      $ 2,291,000      $ 6,995,000      $ 7,059,000
Unrealized holding gains arising
  during period (net of tax expense)              681,000          828,000        1,309,000        1,738,000
                                              ------------     ------------     ------------     ------------
Total comprehensive income                    $ 3,142,000      $ 3,119,000      $ 8,304,000      $ 8,797,000
                                              ============     ============     ============     ============

SEGMENT AND RELATED INFORMATION

     Reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets and liabilities and operating results of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the community banking segment. ANB Mortgage Corp. performs secondary mortgage banking and ANB Services Corp. performs retail investment and insurance sales.

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

     Unaudited segment information for the three and nine month periods ended September 30, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                               Three Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  8,893       $      -        $  10          $   (10)        $  8,893
Interest expense                                  2,972              -           10              (10)           2,972
Non-interest income - external customers            641            606          187                -            1,434
Non-interest income - internal customers              -             12            -              (12)               -
Operating income before income taxes              3,056            396           29                -            3,481
Depreciation and amortization                       399              8            2                -              409
Total assets                                    606,502              -          111                -          606,613
Capital expenditures                                108              -          104                -              212

                                               Three Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  9,936       $      -        $  10          $   (10)        $  9,936
Interest expense                                  4,339              -           10              (10)           4,339
Non-interest income - external customers            544            623          141                -            1,308
Non-interest income - internal customers              -             14            -              (14)               -
Operating income before income taxes              2,954            392         (127)               -            3,219
Depreciation and amortization                       385             18            2                -              405
Total assets                                    563,880              -           94                -          563,974
Capital expenditures                                 94              -            -                -               94

                                               Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 26,481       $      -        $  21          $   (21)        $ 26,481
Interest expense                                  9,522              -           21              (21)           9,522
Non-interest income - external customers          1,852          1,938          484                -            4,274
Non-interest income - internal customers              -             37            -              (37)               -
Operating income before income taxes              8,526          1,299           38                -            9,863
Depreciation and amortization                     1,202             23            3                -            1,228
Total assets                                    606,502              -          111                -          606,613
Capital expenditures                              1,165             16          104                -            1,285

                                               Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 30,430       $      -        $  24          $   (24)        $ 30,430
Interest expense                                 13,626              -           24              (24)          13,626
Non-interest income - external customers          1,926          1,943          450                -            4,319
Non-interest income - internal customers              -             41            -              (41)               -
Operating income before income taxes              8,799          1,206          (11)               -            9,994
Depreciation and amortization                     1,149             52            7                -            1,208
Total assets                                    563,880              -           94                -          563,974
Capital expenditures                                767             16            -                -              783

ITEM 2.

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


                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first nine months of 2002 was $6,995,000, a decrease of 0.9% over the $7,059,000 earned during the same period of 2001. On a basic and diluted per share basis, net earnings totaled $1.20 for the first nine months of 2002, which was 1.7% higher than the $1.18 earned for the same period of 2001. While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase programs, and this produced the increase in the earnings per share results.

     On an annualized basis, return on average total assets was 1.62% for the first nine months of 2002 compared to 1.70% for the same period in 2001. Annualized return on average common shareholders' equity was 13.94% and 14.55% for the first nine months of 2002 and 2001, respectively.

     Net interest income after provision for loan losses increased $309,000, or 1.9%, for the first nine months of 2002 compared to the same period in 2001 due to an improvement in the interest rate spread and a lower provision for loan losses. For the same comparative period, non-interest income excluding securities gains increased by $296,000, led by growth in service charges and other fees and commission income. Including non-recurring securities gains of $19,000 in 2002 and $360,000 in 2001, non-interest income decreased $45,000. Non-interest expense increased by $395,000 for the first nine months of 2002 compared to the same period in 2001 due to increases in salaries and employee benefits, corporate insurance costs and the occupancy cost associated with a new banking office opened in Henry County, Virginia, in March of 2002.

     The Corporation's net income for the third quarter of 2002 was $2,461,000, an increase of 7.4% over the $2,291,000 earned during the same period of 2001. The increase in earnings on a year-to-year basis coupled with a lower number of outstanding shares due to stock repurchases under the Corporation's outstanding stock repurchase programs created an improved earnings per share. On a basic and diluted per share basis, net earnings totaled $0.42 for the third quarter of 2002, which was 7.7% higher than the $0.39 earned for the same period of 2001. On an annualized basis, return on average total assets was 1.67% for the third quarter of 2002 compared to 1.64% for the same period in 2001. Annualized return on average common shareholders' equity was 14.34% and 14.07% for the third quarter of 2002 and 2001, respectively.

     The Corporation's earnings improvement in the third quarter was primarily due to improved net interest income due to overall balance sheet growth and a slight three basis point improvement in the fully-tax equivalent net yield on earning assets. Also contributing to the improved earnings was an increase in non-interest income driven by increased deposit service charges and other fees as well as improvements in mortgage banking income.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $17,692,000 for the first nine month period ending September 30, 2002 compared to $17,540,000 for the same period of 2001, an increase of 0.9%. The interest rate spread increased to 3.77% from 3.69%, and the net yield on earning assets decreased to 4.30% from 4.44% in the first nine months of 2002 compared to the same period of 2001, respectively. The net yield on earning assets decreased due to a change in the mix of assets and the greater asset growth in the area of adjustable-rate commercial loans and deposits in other banks.

     While the net yield on earning assets declined for the first nine months of 2002 when compared to the previous year, the interest rate spread improved slightly. Average interest-earning assets increased 4.1%, or $21,781,000 while average interest-bearing liabilities grew 3.5%, or $15,123,000 during the first nine months of 2002. At the same time non-earning assets declined by 3.1% and non-interest bearing demand deposits increased 8.5%. These positive developments in the balance sheet mix, coupled with the repricing of fixed term certificates of deposits to lower levels, produced the slightly improved interest rate spread.

     Net interest income on a fully taxable equivalent ("FTE") basis was $6,171,000 for the third quarter of 2002 compared to $5,845,000 for the same period of 2001, an increase of 5.6%. The interest rate spread increased to 3.92% from 3.65%, and the net yield on earning assets increased to 4.40% from 4.37% in the third quarter of 2002 compared to the same period of 2001, respectively. The net yield on earning assets increased due to interest-bearing liabilities repricing at a faster pace than interest-earning assets.

     When compared to the second quarter of 2002, the interest rate spread and net yield on earning assets in the third quarter of 2002 increased with a positive trend noted. The interest rate spread improved from 3.80% in the second quarter of 2002 to 3.92% during the third quarter of 2002. The net yield on earning assets improved from 4.33% in the second quarter of 2002 to 4.40% during the third quarter of 2002. This improvement was due to several factors including faster growth in earning assets, a higher level of time deposits repricing to lower market interest rates, growth in non-interest bearing demand deposits and management's overall focus on managing the margin during the historic rate period experienced in 2002.

     During the first nine months of 2002, the Federal Reserve held interest rates at year-end 2001 levels. These historically low rates kept the prime lending rate at 4.75% during the nine months ending September 30, 2002, which was much lower than the 9.5% to 6.0% range of the prime lending rate during the same period of 2001. While the Corporation's balance sheet is liability-sensitive, many liabilities remain near competitive market-driven pricing floors while assets continue to reprice or be booked at lower yields.

     The following tables demonstrate fluctuations in net interest income and the related yields for the first nine months of 2002 and for the third quarter of 2002, compared to similar prior year periods.

     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                                  Interest
                                               Average Balance                 Income/Expense                Yield/Rate
                                           -----------------------         ---------------------          -----------------
For nine months ended September 30
                                             2002           2001             2002          2001           2002        2001
                                           --------       --------         -------       -------         ------      ------
Loans:
  Commercial                               $169,413       $134,601         $ 8,378       $ 8,405          6.59%        8.33%
  Mortgage                                  183,740        179,183           9,455        11,211          6.86         8.34
  Consumer                                   34,780         44,921           2,715         3,484         10.41        10.34
                                           --------       --------         -------       -------         ------       ------
    Total loans                             387,933        358,705          20,548        23,100          7.06         8.59
                                           --------       --------         -------       -------         ------       ------

Investment securities:
  Federal agencies                           40,257         47,704           1,424         2,322          4.72         6.49
  Mortgage-backed                            40,478         42,835           1,830         2,003          6.03         6.23
  State and municipal                        39,164         39,406           1,998         2,015          6.80         6.82
  Other investments                          27,287         30,175           1,244         1,457          6.08         6.44
                                           --------       --------         -------       -------         ------       ------
    Total investment securities             147,186        160,120           6,496         7,797          5.88         6.49
                                           --------       --------         -------       -------         ------       ------

Deposits in other banks                      13,656          8,169             170           269          1.66         4.39
                                           --------       --------         -------       -------         ------       ------

  Total interest-earning assets             548,775        526,994          27,214        31,166          6.61         7.89
                                                                           -------       -------         ------       ------

Other non-earning assets                     25,286         26,083
                                           --------       --------

  Total assets                             $574,061       $553,077
                                           ========       ========

Interest-bearing deposits:
  Demand                                   $ 59,110       $ 56,030             334           385           .75          .92
  Money market                               41,185         40,262             601         1,069          1.95         3.54
  Savings                                    69,054         62,271             803           912          1.55         1.95
  Time                                      229,761        228,086           6,729         9,739          3.90         5.69
                                           --------       --------         -------       -------         ------       ------
    Total interest-bearing deposits         399,110        386,649           8,467        12,105          2.83         4.17

Repurchase agreements                        32,419         29,108             477           889          1.96         4.07
Other borrowings                             15,682         16,331             578           632          4.91         5.16
                                           --------       --------         -------       -------         ------       ------
  Total interest-bearing
    liabilities                             447,211        432,088           9,522        13,626          2.84         4.20
                                                                           -------       -------         ------       ------

Demand deposits                              56,668         52,221
Other liabilities                             3,278          4,069
Shareholders' equity                         66,904         64,699
                                           --------       --------
  Total liabilities and
    shareholders' equity                   $574,061       $553,077
                                           ========       ========

Interest rate spread                                                                                      3.77%        3.69%
                                                                                                         ======       ======

Net interest income                                                        $17,692       $17,540
                                                                           =======       =======

Taxable equivalent adjustment                                              $   733       $   736
                                                                           =======       =======

Net yield on earning assets                                                                               4.30%        4.44%
                                                                                                         ======       ======

     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):

                                                                                  Interest
                                               Average Balance                 Income/Expense                Yield/Rate
                                           -----------------------         ---------------------          -----------------
For three months ended September 30

                                             2002           2001             2002          2001           2002        2001
                                           --------       --------         -------       -------         ------      ------
Loans:
  Commercial                               $180,756       $145,676         $ 2,976       $ 2,848          6.59%        7.82%
  Mortgage                                  185,015        181,733           3,103         3,648          6.71         8.03
  Consumer                                   33,043         42,497             872         1,112         10.56        10.47
                                           --------       --------         -------       -------         ------       ------
    Total loans                             398,814        369,906           6,951         7,608          6.97         8.23
                                           --------       --------         -------       -------         ------       ------

Investment securities:
  Federal agencies                           41,672         34,505             479           553          4.60         6.41
  Mortgage-backed                            40,428         49,347             576           761          5.70         6.17
  State and municipal                        40,291         39,650             685           677          6.80         6.83
  Other investments                          26,543         31,441             395           505          5.95         6.42
                                           --------       --------         -------       -------         ------       ------
    Total investment securities             148,934        154,943           2,135         2,496          5.73         6.44
                                           --------       --------         -------       -------         ------       ------

Deposits in other banks                      13,520          9,745              57            80          1.69         3.28
                                           --------       --------         -------       -------         ------       ------

  Total interest-earning assets             561,268        534,594           9,143        10,184          6.52         7.62
                                                                           -------       -------         ------       ------

Other non-earning assets                     27,031         25,605
                                           --------       --------

  Total assets                             $588,299       $560,199
                                           ========       ========

Interest-bearing deposits:
  Demand                                   $ 58,856       $ 55,535             105           103           .71          .74
  Money market                               44,440         41,949             196           335          1.76         3.19
  Savings                                    71,349         63,469             268           298          1.50         1.88
  Time                                      226,666        230,018           2,005         3,120          3.54         5.43
                                           --------       --------         -------       -------         ------       ------
    Total interest-bearing deposits         401,311        390,971           2,574         3,856          2.57         3.95

Repurchase agreements                        35,224         30,432             167           277          1.90         3.64
Other borrowings                             20,210         16,093             231           206          4.57         5.12
                                           --------       --------         -------       -------         ------       ------
  Total interest-bearing
    liabilities                             456,745        437,496           2,972         4,339          2.60         3.97
                                                                           -------       -------         ------       ------

Demand deposits                              59,436         53,413
Other liabilities                             3,495          4,172
Shareholders' equity                         68,623         65,118
                                           --------       --------
  Total liabilities and
    shareholders' equity                   $588,299       $560,199
                                           ========       ========

Interest rate spread                                                                                      3.92%        3.65%
                                                                                                         ======       ======

Net interest income                                                        $ 6,171       $ 5,845
                                                                           =======       =======

Taxable equivalent adjustment                                              $   250       $   248
                                                                           =======       =======

Net yield on earning assets                                                                               4.40%        4.37%
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

     The provision for loan losses was $633,000 for the first nine months of 2002 versus $787,000 for the same period in 2001. Net charged off loans were $393,000 for the first nine months of 2002 versus $281,000 for the same period in 2001. The annualized ratio of net charge-offs to average outstanding loans was .14% in 2002 and .10% in 2001. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.

     For the third quarter ending September 30, 2002, net charge-offs were $117,000 compared to $151,000 for the same period one year prior.

     The reserve for loan losses totaled $5,574,000 at September 30, 2002, an increase of 4.5% over the $5,334,000 recorded at December 31, 2001. The ratio of reserves to loans, less unearned discount, was 1.41% at September 30, 2002 versus 1.42% at December 31, 2001. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at September 30, 2002.

NON-INTEREST INCOME

     Non-interest income for the first nine months of 2002 was $4,274,000, a decrease of 1.0% from $4,319,000 reported in the same period of 2001. The comparative decline was due to a high volume of non-recurring gains on the pre-maturity call of investment securities booked in 2001. During the Federal Reserve's rate declines beginning in January of 2001, a large volume of callable government agency securities purchased at a discount were called resulting in security gains. The level of calls and related gains did not reoccur during the first nine months of 2002.

     Excluding non-recurring securities gains, non-interest income increased by $296,000 during the first nine months of 2002 when compared to the same period one year prior due to increased deposit account service charges and other fee and commission income. Service charges on deposit accounts grew 22.8% or $229,000 in the first nine months of 2002 when compared to the same period in 2001.

     Trust and investment services income of $1,938,000 during the first nine months of 2002 was down slightly compared to the same period in 2001. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity markets continue to affect trust financial performance. The Bank's trust division managed accounts whose market values approximated $289,000,000 at September 30, 2002, compared to $330,000,000 one year prior. The growth in new trust business and increased management fees slightly offset the continued low valuations in the financial markets, which negatively impacted asset values under management.

     Non-interest income for the third quarter of 2002 was $1,434,000, an increase of 9.6% from $1,308,000 reported in the same period of 2001. Non-interest income increased $126,000 due to increased deposit account service charges, other fee and commission income, and improved mortgage banking income.

NON-INTEREST EXPENSE

     Non-interest expense for the first nine months of 2002 was $10,737,000, a 3.8% increase from the $10,342,000 reported for the same period last year. Salaries increased 2.7% from the same period last year to $4,941,000 in 2002 while pension and other employee benefits increased 5.6% to $1,160,000. Occupancy and equipment increased $110,000, or 6.4%, for the first nine months of 2002 from the same period in 2001. These increases were primarily the result of the Henry County, Virginia office that opened in March 2002, increased depreciation expense associated with recent technology initiatives, and increases in insurance expenses which are categorized in the other expense category.

     Core deposit intangible amortization of $337,000 for the first nine months of 2002 and 2001 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 48.87% and 48.01% for the nine months ended September 30, 2002 and 2001, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 50% range while the majority of the industry remains in the 55-65% range.

      Non-interest expense for the third quarter of 2002 was $3,660,000, a 6.6% increase from $3,434,000 reported for the same period of 2001. The reasons for increased non-interest expense for the third quarter ended September 30, 2002 were primarily the result of the Southern Henry County office that opened in March 2002, increased depreciation expense associated with recent technology initiatives, and an increase in salaries, pension and employee benefits, and insurance expense.

INCOME TAX PROVISION

     The income tax provision for the first nine months of 2002 was $2,868,000, a decrease of $67,000 from $2,935,000 reported a year earlier. The effective tax rate for the first nine months of 2002 was 29.1% compared to 29.4% for the same period of 2001.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets increased 5.9% to $606,613,000 at September 30, 2002 when compared to assets of $572,887,000 at December 31, 2001. Asset growth has been concentrated in the loan portfolio and in interest-bearing deposits in other banks. Loans grew 5.6% to $396,720,000 at September 30, 2002, up from $375,593,000 at December 31, 2001. Loan growth has been concentrated in the commercial, commercial real estate and equity line of credit sectors of the portfolio. The increase in interest-bearing deposits in other banks occurred due to increases in deposit and repurchase agreement balances in the third quarter combined with a record low level of interest rates that tempered the Corporation's ability to place the funds into adequately earning assets. Once market rates shift from the September 30, 2002 level the Corporation intends to reduce the level of interest bearing bank balances in other banks in order to generate a higher overall return.

     Similar to total asset growth, total liabilities grew 5.8% to $536,849,000 at September 30, 2002 when compared to $507,490,000 at December 31, 2001. Total deposits increased $9,773,000 or 2.1% during the first nine months of 2002 and other borrowings including Federal Home Loan Bank advances and repurchase agreements increased $19,553,000 or 48.7% during the same period. $9,000,000 of the growth was related to borrowing fixed rate advances from the Federal Home Loan Bank of Atlanta to directly offset the purchase of mortgage-backed securities and the remainder of the growth was in retail repurchase agreements. Retail repurchase agreements are used by commercial accounts to earn interest on short-term funds and mature daily. A shift to lower cost deposits was seen as growth of $7,806,000 or

13.3% was noted in non-interest bearing demand deposits and growth of $6,206,000 or 9.5% was noted in savings accounts. The primary decline in deposits occurred in the higher cost time deposit and money market account categories. This change in deposit mix continued to lower the Corporation's cost of funds on a linked quarter-basis and was a contributing factor in improvements noted in the interest rate spread and yield on earning assets.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at September 30, 2002 were $383,000 compared with $568,000 at December 31, 2001, and $503,000 on September 30, 2001. Loans on accrual status and past due 90 days or more at September 30, 2002 were $256,000 compared with $258,000 at December 31, 2001, and $186,000 on
September 30, 2001. There were no loans classified as troubled debt restructurings on September 30, 2002, December 31, 2001 or September 30, 2001.

     Total non-performing loans as a percentage of total loans were 0.16% at September 30, 2002, 0.22% at December 31, 2001, and 0.18% at September 30, 2001.
The Corporation's total non-performing loans are considered low by industry standards.

     Properties received due to loan foreclosures were $30,000 at September 30, 2002, $117,000 at December 31, 2001, and $115,000 at September 30, 2001.

     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans as of September 30, 2002, if all such loans had been accruing interest at the original contractual rate, was $13,000 for the nine month period ending September 30, 2002. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

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

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 20.1% at September 30, 2002 and 20.0% at December 31, 2001. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $90,905,000 at September 30, 2002. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $22,000,000 at September 30, 2002 and $13,000,000 at December 31, 2001. The Bank has ten fixed rate term borrowing contracts outstanding as of September 30, 2002, with the following final maturities:

              Amount                            Expiration Date
           ----------                           ---------------
           $  500,000                             January 2003
              500,000                             July 2003
            1,500,000                             January 2004
            1,500,000                             July 2004
            3,000,000                             July 2005
            1,000,000                             July 2006
            1,000,000                             July 2007
            3,000,000                             June 2008
            5,000,000                             August 2008
            5,000,000                             April 2009

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2002 and December 31, 2001 were commitments to extent credit and standby letters of credit only. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     Commitments to extend credit, which amount to $112,493,000 at September
30, 2002 and $121,062,000 at December 31, 2001, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     As of September 30, 2002, there was one commitment to purchase securities in the amount of $2,000,000 when issued on October 4, 2002. No commitments to purchase securities existed on December 31, 2001.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2002 and December 31, 2001, the Bank had $3,462,000 and $1,000,000 respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2001, to September 30, 2002:

           Equity, December 31, 2001                               $65,397,000

           Net earnings                                              6,995,000
           Exercise of stock options                                    58,000
           Repurchase of common stock                                 (919,000)
           Cash dividends paid                                      (3,076,000)
           Net change in net unrealized losses on AFS securities     1,309,000
                                                                  -------------
           Equity, September 30, 2002                              $69,764,000
                                                                  =============

     During the third quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.18 per share. The dividend totaled $1,042,000 and represented a 42.3% payout of third quarter 2002 net income. During the second quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.18 per share. The dividend totaled $1,044,000 and represented a 44.7% payout of second quarter 2002 net income. During the first quarter of 2002, the Corporation declared and paid a quarterly cash dividend of $.17 per share. The dividend totaled $990,000 and represented a 45.0% payout of first quarter 2002 net income. For the nine months ending September 30, 2002, the Corporation paid out $3,076,000 in cash dividends which represented 44.0% of net income for the nine month period ended September 30, 2002.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2002, and 250,000 shares between August 21, 2002 and August 19, 2003. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 6,600 shares during the first quarter of 2002, 13,500 shares during the second quarter of 2002 and 20,000 shares during the third quarter to total 334,466 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 2002 the Corporation had a ratio of 14.59% for Tier I and a ratio of 15.84% for total capital. At December 31, 2001 these ratios were 14.32% and 15.56%, respectively.


ITEM 3.

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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 2002 and December 31, 2001 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

ITEM 4.

                            CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carries out its evaluation.

PART II.
                                OTHER INFORMATION
Item:
       1.  Legal Proceedings

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

       2.  Changes in securities and use of proceeds
           None

       3.  Defaults upon senior securities
           None

       4.  Results of votes of security holders
           None

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

                (3)(ii) Amended Bylaws dated September 17, 2002
               (99)(a) Section 302 Certification of Charles H. Majors, President and CEO
               (99)(b) Section 302 Certification of Brad E. Schwarts, Senior Vice President & CFO

           (b) Reports on Form 8-K
               None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.


                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - November 12, 2002           President and Chief Executive Officer





                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - November 12, 2002           Secretary-Treasurer (Chief Financial Officer)