Form 10-K
period 2002-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2003-03-24
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ X ]   No  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 2003 was $129,845,331. The number of shares of the Registrant's Common Stock outstanding on March 7, 2003 was 5,745,816.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 2003 are incorporated by reference in Part III of this report.

CROSS REFERENCE

                                                                                                                  Page
                                                                                                                  ----
PART I
ITEM 1  - Business                                                                                                  4
ITEM 2  - Properties                                                                                                5
ITEM 3  - Legal Proceedings                                                                                         6
ITEM 4  - Submission of Matters to a Vote of Security Holders                                                       6

PART II
ITEM 5  - Market for Registrant's Common Equity and Related Stockholder Matters                                     6
ITEM 6  - Selected Financial Data                                                                                   7
ITEM 7  - Management's Discussion and Analysis of Financial Condition and Results of Operations                     8
ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk                                               10
ITEM 8  - Financial Statements and Supplementary Data
          Quarterly Financial Results for 2002 and 2001                                                            26
          Management's Report on Financial Statements                                                              27
          Reports of Independent Public Accountants                                                                28
          Consolidated Balance Sheets at December 31, 2002 and 2001                                                30
          Consolidated Statements of Income for each of the years in the
            three-year period ended December 31, 2002                                                              31
          Consolidated Statements of Changes in Shareholders' Equity for each
            of the years in the three-year period ended December 31, 2002                                          32
          Consolidated Statements of Cash Flows for each of the years in the
            three-year period ended December 31, 2002                                                              33
          Notes to Consolidated Financial Statements                                                               34

ITEM 9  - Changes in and disagreements with Accountants on Accounting and Financial Disclosure                      *

PART III
ITEM 10 - Directors and Executive Officers of the Registrant                                                        *
ITEM 11 - Executive Compensation                                                                                    *
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management                                            *
ITEM 13 - Certain Relationships and Related Transactions                                                            *
ITEM 14 - Controls and Procedures                                                                                  25

PART IV
ITEM 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          (a)(1) Financial Statements (See Item 8 for reference)

Exhibits
--------
 3.1      Amended and Restated Articles of Incorporation                            Exhibit 4.1 on Form S-3
          dated August 20, 1997                                                     filed August 20, 1997

 3.2      Amended Bylaws dated March 29, 2002                                       Exhibit 3.2 on Form 8-K
                                                                                    filed March 29, 2002

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


10.3      American National Bankshares Inc. Stock Option Plan dated                 Exhibit 4.3 on form S-8
          August 19, 1997                                                           filed September 17, 1997

10.4      Agreement between American National Bank and Trust                        Exhibit 4 on Form 10-K
          Company and H. Dan Davis dated March 14, 1996                             filed September 27, 1995

10.5      Agreement between American National Bankshares Inc.,                      Exhibit 10.5 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Charles H. Majors dated December 18, 2001

10.6      Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          E. Budge Kent, Jr. dated December 18, 2001

10.7      Agreement between American National Bankshares Inc.,                      Exhibit 10.7 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Dabney T. P. Gilliam, Jr. dated December 18, 2001

10.8      Agreement between American National Bankshares Inc.,                      Exhibit 10.8 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Jeffrey V. Haley dated December 18, 2001

10.9      Agreement between American National Bankshares Inc.,                      Exhibit 10.9 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Brad E. Schwartz dated December 18, 2001

10.10     Agreement between American National Bank and Trust                        Exhibit 10.10 on Form 10-K
          Company and Charles H. Majors dated January 1, 2002                       filed March 25, 2002

99.2      American National Bankshares Inc. Dividend Reinvestment                   Exhibit 99 on Form S-3
          Plan dated August 19, 1997                                                filed August 20, 1997

          (b) Reports on Form 8-K
           No reports on Form 8-K were filed during the fourth quarter of 2002.

--------------

*   The information required by Item 9 is incorporated herein by reference to the information that appears under the headings
    "Report of Audit and Compliance Committee" and "Independent Public Accountants" in the Registrant's Proxy Statement for the
    April 2003 Annual Meeting of Shareholders.

    The information required by Item 10 is incorporated herein by reference to the information that appears under the headings
    "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for
    the April 2003 Annual Meeting of Shareholders.

    The information required by Item 11 is incorporated herein by reference to the information that appears under the headings
    "Board Committees and Compensation", "Report of Human Resources and Compensation Committee on Executive Compensation",
    "Executive Compensation", and "Certain Agreements with Executive Officers" in the Registrant's Proxy Statement for the April
    2003 Annual Meeting of Shareholders.

    The information required by Item 12 is incorporated herein by reference to the information that appears under the headings
    "Security Ownership of Certain Beneficial Owners" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the
    Registrant's Proxy Statement for the April 2003 Annual Meeting of Shareholders.

    The information required by Item 13 is incorporated herein by reference to the information that appears under the heading
    "Interest of Management in Certain Transactions"' in the Registrant's Proxy Statement for the April 2003 Annual Meeting of
    Shareholders.


ITEM 1 - BUSINESS
     American National Bankshares Inc. (the "Corporation") is a one-bank holding company organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the "Bank"), a National Banking Association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 2002 the Corporation employed 207 persons (FTE).

American National Bank and Trust Company
     The Bank has been operating as a commercial bank headquartered in Danville, Virginia since its organization in 1909. The Bank has expanded through internal growth and through mergers and acquisitions. In 1996 the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") with $84,718,000 in assets into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two retail office purchases in 1995 and 1996 that added $57,700,000 in deposits and $6,925,000 in loans. The two acquisitions were accounted for as purchases and related core deposit intangible assets of $4,504,000 are being amortized over ten years. The Bank opened retail banking offices in Chatham and Martinsville, Virginia and closed a limited service retail office in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000. In March 2002, the Bank opened their fourteenth retail banking office in southern Henry County, Virginia.

     The Bank has two wholly owned subsidiaries. ANB Mortgage Corp. originates and sells secondary-market mortgage loans. ANB Services Corporation, operating as ANB Investor Services and ANB Insurance Services, offer non-deposit investment products such as mutual funds and a full-line of insurance products through an affiliation with Bankers Insurance LLC.

     The operations of the Bank are conducted at fourteen offices located throughout the Bank's trade area, which includes the Cities of Danville and Martinsville, Pittsylvania, Henry, and Halifax Counties in Virginia, and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, Martinsville, Collinsville, southern Henry County, and South Boston, Virginia and Yanceyville, North Carolina. The Bank also has fifteen automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and consumer demand and time deposit accounts, commercial and consumer loans and trust services.

Competition
     The Bank's primary service area is generally defined as the Cities of Danville and Martinsville, Pittsylvania, Henry, and Halifax Counties in Virginia, and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, money market and mutual funds, mortgage, insurance, and finance companies. As of December 31, 2002, there were approximately 14 banks operating in this service area. American National Bank and Trust Company has the largest deposit market share in Danville and Pittsylvania County.

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

Internet Access to Corporate Documents
     The Corporation provides access to their SEC filings through the corporate Web site at WWW.AMNB.COM. After accessing the Web site, the filings are available upon selecting the American National Bankshares Inc. icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

Executive Officers
     This information is incorporated by reference to the Registrant's Proxy Statement for the April 2003 Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
     The principal executive offices of the Corporation as well as the principal executive offices of the Bank are located at 628 Main Street, Danville, Virginia. As of March 24, 2003 the Bank maintained fourteen full service offices retail banking offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, Martinsville, southern Henry County, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank's Trust and Investment Division operates two offices, ANB Mortgage Corp. has two offices, and ANB Investor Services and ANB Insurance Services have one office. The Corporation owns an office building on 203 Ridge Street, Danville, Virginia which is currently leased to Bankers Insurance, LLC. The Bank owns and operates fifteen Automated Teller Machines ("ATMs"). There are no mortgages or liens against any property of the Bank or the Corporation. Leased offices are marked with an *.

BANK OFFICES
Main Office                                  628 Main Street, Danville, Virginia  24541
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Gretna Office                                109 Main Street, Gretna, Virginia  24557
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592
South Main Office                            1013 South Main Street, Danville, Virginia  24541
Tower Drive Office                           103 Tower Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541
Yanceyville Office                           173 Main Street, Yanceyville, North Carolina  27379
220 South Office *                           3810 Greensboro Road, Ridgeway, Virginia  24148

ATM LOCATIONS
Airport Office                               1407 South Boston Road, Danville, Virginia  24540
Chatham Office                               13880 U.S. Highway 29, Chatham, Virginia  24531
Collinsville Office                          2484 Virginia Avenue, Collinsville, Virginia  24078
Franklin Turnpike *                          2725 Franklin Turnpike, Danville, Virginia  24540
Yanceyville *                                Highways 86 & 158, Yanceyville, North Carolina  27379
Huffman's Car Wash *                         596 West Main Street, Danville, Virginia  24541
Martinsville Office *                        201 East Main Street, Martinsville, Virginia  24112
Riverside Office                             1081 Riverside Drive, Danville, Virginia  24540
South Boston Office *                        3229 Halifax Road, South Boston, Virginia  24592
220 South Office *                           3810 Greensboro Road, Ridgeway, Virginia  24148
Danville Regional Medical Center *           142 South Main Street, Danville, Virginia  24541
Liberty Fair Mall *                          240 Commonwealth Boulevard, Martinsville, Virginia  24112
Nor-Dan Office                               239 Nor-Dan Drive, Danville, Virginia  24540
Piedmont Mall *                              325 Piedmont Drive, Danville, Virginia  24540
West Main Office *                           2016 West Main Street, Danville, Virginia  24541


ITEM 3 - Legal Proceedings
     There are no material pending legal proceedings to which the Corporation is a party or to which the property of the Corporation is subject.

ITEM 4 - Submission of Matters to a Vote of Security Holders
     No Matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Corporation through a solicitation of proxies or otherwise.

ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is traded on the NASDAQ National Market under the symbol "AMNB". At March 7, 2003 the Corporation had 1,378 shareholders of record. The tables below present the high and low closing sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 2002 and 2001.


Market Price of the Corporation's Common Stock


                          NASDAQ closing price           Dividends
                          --------------------           declared
   2002                     Low          High            per share
-----------               -------       ------           ---------
4th quarter               $ 25.80       $ 27.24            $  .18
3rd quarter               $ 25.81       $ 29.00            $  .18
2nd quarter               $ 19.25       $ 27.39            $  .18
1st quarter               $ 18.05       $ 20.32            $  .17
                                                           ------
                                                           $  .71
                                                           ======

   2001                     Low          High            per share
-----------               -------       -------          ---------
4th quarter               $ 17.50       $ 19.10            $  .17
3rd quarter               $ 17.75       $ 19.40            $  .17
2nd quarter               $ 18.25       $ 20.94            $  .17
1st quarter               $ 14.25       $ 25.00            $  .15
                                                           ------
                                                           $  .66
                                                           ======

ITEM 6 - Summary of Selected Consolidated Financial Data

Summary of Selected Consolidated Financial Data
(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary
                                                              2002          2001         2000          1999         1998
                                                            --------      --------     --------      --------     --------
Operations Information:
Interest income:
  Loans.....................................................$ 27,150      $ 30,217     $ 28,300      $ 23,959     $ 23,356
  Interest on deposits in other banks.......................     248           385          179           273          272
  Investment securities.....................................   7,737         9,218       10,127         9,467        9,026
                                                            --------      --------     --------      --------     --------
    Total interest income...................................  35,135        39,820       38,606        33,699       32,654
Interest expense............................................  12,310        17,502       17,343        14,736       14,472
                                                            --------      --------     --------      --------     --------
Net interest income.........................................  22,825        22,318       21,263        18,963       18,182
Provision for loan losses...................................     873         1,015        1,020           670          927
Non-interest income.........................................   5,712         5,668        4,771         4,493        4,079
Non-interest expense........................................  14,285        13,614       12,923        11,542       11,013
                                                            --------      --------     --------      --------     --------
Income before income taxes..................................  13,379        13,357       12,091        11,244       10,321
Income taxes................................................   3,918         3,942        3,415         3,320        3,123
                                                            --------      --------     --------      --------     --------
Net income..................................................$  9,461      $  9,415     $  8,676      $  7,924     $  7,198
                                                            ========      ========     =========     ========     ========

Balance Sheet Information:
Securities..................................................$163,824      $156,791     $162,929      $166,272     $163,413
Loans held for sale.........................................   1,285           253          399           220        1,233
Net loans................................................... 400,781       370,006      334,611       289,386      264,465
Total deposits.............................................. 473,562       464,012      426,588       385,558      358,325
Shareholders' equity........................................  70,736        65,397       63,338        56,719       54,861
Total assets................................................ 605,859       572,887      541,389       491,391      460,383

Per Share Information:*
Earnings - basic............................................$   1.63      $   1.58     $   1.42      $   1.30       $ 1.18
Earnings - diluted..........................................    1.62          1.58         1.42          1.30         1.18
Dividends...................................................     .71           .66          .585          .525        0.465
Book value..................................................   12.24         11.23        10.45          9.29         8.99

Ratios:
Return on average assets....................................   1.63%         1.69%        1.70%         1.68%        1.64%
Return on average shareholders' equity......................  13.97%        14.49%       14.74%        14.17%       13.79%
Average shareholder's equity/average assets                   11.64%        11.68%       11.54%        11.89%       11.86%
Total risk-based capital/assets.............................  15.49%        15.56%       17.09%        17.79%       18.04%
Dividend payout ratio.......................................  43.52%        41.68%       41.07%        40.44%       39.43%
Net charge-offs to average net loans........................    .15%          .12%         .13%          .13%         .15%
Allowance for loan losses to period-end
  loans, net of unearned income.............................   1.38%         1.42%        1.40%         1.41%        1.42%

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a 100% stock dividend issued to stockholders July 15, 1999, with a record date of July 1, 1999.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW
     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of the Corporation's 2002 performance.

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation reported record profitability during 2002. Net income for the year ended December 31, 2002 was $9,461,000, an increase of 0.5% over the $9,415,000 earned during the same period of 2001. On a basic per share basis, net earnings totaled $1.63 and on a diluted per share basis earnings totaled $1.62 for the year ended December 31, 2002. For the year ended December 31, 2001, both basic and diluted earnings per share were $1.58.

     Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders' equity (net income as a percentage of average common shareholders' equity). The Corporation's returns on average assets were 1.63%, 1.69%, and 1.70% for the years ended December 31, 2002, 2001 and 2000, respectively. The returns on average shareholders' equity were 13.97%, 14.49%, and 14.74% for the last three years.

     The Corporation's moderate growth in earnings was due to several factors. Net interest income after provision for loan losses improved $649,000, or 3.05%, for 2002 compared to the same period in 2001 due to overall loan and deposit growth, which was partially offset by a decline in the net yield on earning assets. Non-interest income grew by $44,000. Excluding securities gains and losses, non-interest income grew by $372,000. In 2001 the Corporation had a large volume of non-recurring gains on the pre-maturity call of securities which was not experienced in 2002.

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

     The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE-adjusted net interest margin was 4.28% in 2002, 4.39% in 2001 and 4.54% in 2000. The eleven basis point decrease in net yield during 2002 was primarily the result of U.S. monetary policy that kept rates at historic lows during the year. During 2002, the Federal Reserve decreased the target federal funds rate in November by 0.50%, for a total two year reduction of 5.25%. The continued low target federal funds rate and the related effect on the prime lending rate and U.S. Treasury security rates had a negative impact on net interest income in 2002. The Wall Street Journal prime rate fell from 4.75% at January 1, 2002 to 4.25% at December 31, 2002.

     While the Corporation's balance sheet is liability-sensitive, it remained increasingly difficult to reduce funding costs at the same pace with the market-driven reductions in asset yields. The resultant decrease in interest income from the lower yield on earning assets exceeded the decrease in interest expense from lower costs of interest-bearing liabilities. The higher interest rate spread occurred because average-interest-bearing liabilities grew more in the lower cost areas of demand deposits, savings and repurchase accounts while the primary growth in average loans was in the commercial and commercial real estate portfolios. Table 1 demonstrates fluctuations in net interest income and the related yields for the years 2002, 2001, and 2000.

                     Table 1 - Net Interest Income Analysis

     The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis (in thousands, except rates):

                                          Average Balance                Interest Income/Expense            Average Yield/Rate
                                   ------------------------------    ------------------------------    ---------------------------
                                     2002       2001       2000        2002       2001       2000        2002      2001      2000
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
Loans:
  Commercial                       $174,172   $139,094   $100,298    $ 11,337   $ 11,188   $  9,273      6.51%     8.04%     9.25%
  Mortgage                          183,297    179,682    165,260      12,383     14,622     14,101      6.76      8.14      8.53
  Consumer                           33,925     43,609     50,218       3,555      4,541      4,977     10.48     10.41      9.91
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
  Total loans                       391,394    362,385    315,776      27,275     30,351     28,351      6.97      8.38      8.98
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------

Securities:
  U. S. Government                        -          -      2,641           -          -        168         -          -     6.36
  Federal agencies                   43,063     42,698     64,784       1,942      2,709      4,231      4.51       6.34     6.53
  Mortgage-backed                    40,055     43,628     36,729       2,352      2,723      2,319      5.87       6.24     6.31
  State and municipal                39,173     39,208     39,796       2,667      2,677      2,708      6.81       6.83     6.80
  Other securities                   26,962     30,947     23,420       1,629      1,959      1,464      6.04       6.33     6.25
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------
  Total securities                  149,253    156,481    167,370       8,590     10,068     10,890      5.76       6.43     6.51
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------

Deposits in other banks              15,792     11,726      2,879         248        385        179      1.57       3.28     6.22
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------


  Total interest-earning assets     556,439    530,592    486,025      36,113     40,804     39,420      6.49       7.69     8.11
                                                                     --------   --------   --------    -------   --------  -------

Other non-earning assets             25,459     25,841     24,269
                                   --------   --------   --------

  Total assets                     $581,898   $556,433   $510,294
                                   ========   ========   ========

Deposits:
  Demand                           $ 59,852   $ 56,419   $ 56,141         417        495      1,035       .70        .88     1.84
  Money market                       42,369     41,225     24,861         775      1,318        865      1.83       3.20     3.48
  Savings                            70,073     62,792     63,739       1,049      1,177      1,671      1.50       1.87     2.62
  Time                              229,074    229,050    202,890       8,607     12,617     11,095      3.76       5.51     5.47
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------
  Total deposits                    401,368    389,486    347,631      10,848     15,607     14,666      2.70       4.01     4.22

Repurchase agreements                34,183     29,814     27,608         634      1,088      1,362      1.85       3.65     4.93
Other borrowings                     17,274     15,491     23,397         828        807      1,315      4.79       5.21     5.62
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------
  Total interest-bearing
    liabilities                     452,825    434,791    398,636      12,310     17,502     17,343      2.72       4.03     4.35
                                   --------   --------   --------    --------   --------   --------    -------   --------  -------

Demand deposits                      58,075     52,719     49,126
Other liabilities                     3,289      3,941      3,654
Shareholders' equity                 67,709     64,982     58,878
                                   --------   --------   --------
  Total liabilities and
    Shareholders' equity           $581,898   $556,433   $510,294
                                   ========   ========   ========

Interest rate spread                                                                                     3.77%      3.66%    3.76%
                                                                                                       =======   ========  =======

Net interest income                                                  $ 23,803   $ 23,302   $ 22,077
                                                                     ========   ========   ========

Taxable equivalent adjustment                                        $    978   $    984   $    814
                                                                     ========   ========   ========

Net yield on earning assets                                                                              4.28%      4.39%    4.54%
                                                                                                       =======   ========  =======

     The growth in the volume of loans increased the tax-equivalent interest income on loans by $1,789,000, while the decline in rates on new and existing loans reduced the same number by $4,865,000. The net effect of the volume increase and the general rate decline decreased tax-equivalent interest income on loans by $3,076,000. Had rates increased to more normalized levels in 2002, interest income on loans would have been greater. Interest income on a tax-equivalent basis declined $1,478,000 on investment securities due to declines in both volume and yields on investment securities.

     Total interest expense decreased by a net amount of $5,192,000 in 2002, with a decrease of $5,614,000 due to lower rate funding costs in all categories with volume primarily in the savings and repurchase agreement categories accounting for most of the $422,000 increase in interest rates due to volume. Time deposits led the decline in interest expense as a majority re-priced during the year.

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

                                                    2002 vs. 2001                             2001 vs. 2000
                                         ------------------------------------       -----------------------------------
                                                              Change                                    Change
                                          Interest        Attributable to            Interest       Attributable to
                                          Increase     ----------------------        Increase    ----------------------
                                         (Decrease)      Rate         Volume        (Decrease)     Rate         Volume
                                         ----------    ---------    ---------       ----------   ---------    ---------
Interest income
Loans:
  Commercial                              $   149      $ (2,366)    $  2,515         $ 1,915     $ (1,323)    $  3,238
  Mortgage                                 (2,239)       (2,528)         289             521         (672)       1,193
  Consumer                                   (986)           29       (1,015)           (436)         243         (679)
                                          --------     ---------    ---------        --------    ---------    ---------
  Total loans                              (3,076)       (4,865)       1,789           2,000       (1,752)       3,752
                                          --------     ---------    ---------        --------    ---------    ---------
Securities:
  U.S. Government                               -             -            -            (168)         (84)         (84)
  Federal agencies                           (767)         (790)          23          (1,522)        (118)      (1,404)
  Mortgage-backed                            (371)         (156)        (215)            404          (27)         431
  State and municipal                         (10)           (8)          (2)            (31)           9          (40)
  Other securities                           (330)          (86)        (244)            495           19          476
                                          --------     ---------    ---------        --------    ---------    ---------
  Total securities                         (1,478)       (1,040)        (438)           (822)        (201)        (621)
                                          --------     ---------    ---------        --------    ---------    ---------
Deposits in other banks                      (137)         (243)         106             206         (119)         325
                                          --------     ---------    ---------        --------    ---------    ---------
  Total interest income                    (4,691)       (6,148)       1,457           1,384       (2,072)       3,456
                                          --------     ---------    ---------        --------    ---------    ---------

Interest expense
Deposits:
  Demand                                      (78)         (107)          29            (540)        (545)           5
  Money market                               (543)         (579)          36             453          (75)         528
  Savings                                    (128)         (254)         126            (494)        (470)         (24)
  Time                                     (4,010)       (4,011)           1           1,522           82        1,440
                                          --------     ---------    ---------        --------    ---------    ---------
  Total deposits                           (4,759)       (4,951)         192             941       (1,008)       1,949
Repurchase agreements                        (454)         (595)         141            (274)        (376)         102
Other borrowings                               21           (68)          89            (508)         (90)        (418)
                                          --------     ---------    ---------        --------    ---------    ---------
  Total interest expense                   (5,192)       (5,614)         422             159       (1,474)       1,633
                                          --------     ---------    ---------        --------    ---------    ---------
Net interest income                       $   501      $   (534)    $  1,035         $ 1,225     $   (598)    $  1,823
                                          ========     =========    =========        ========    =========    =========


MARKET RISK MANAGEMENT

     As the holding company for a commercial bank, the Corporation's primary component of market risk is interest rate volatility. The Corporation's primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Investment Committee ("ALCO"), which is composed of executive officers, is responsible for:

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

     In determining the appropriate level of interest rate risk, ALCO reviews the changes in net interest income and MVE given various changes in interest rates. The Corporation also considers the most likely interest rate scenarios, local economics, liquidity needs, business strategies, and other factors in determining the appropriate levels of interest rate risk. To effectively measure and manage interest rate risk, simulation analysis is used to determine the impact on net interest income and MVE from changes in interest rates.

     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are not changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects the Corporation's assets and liabilities on December 31, 2002 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands):

                  Table 3 - Interest Rate Sensitivity Analysis

                                           3 Months     > 3 Months     > 1 Year        > 3 Year
                                            or Less      to 1 Year     to 3 Years      to 5 Years     > 5 Years        Total
                                          ----------   ------------   ------------    ------------   -----------    ----------
Interest sensitive assets:
  Interest bearing deposits
    with other banks                      $   6,720    $         -    $         -     $         -    $        -     $   6,720
  Securities                                 17,133         24,527         44,789          37,037        40,338       163,824
  Loans                                     115,383        161,027        119,634          10,748           896       407,688
                                          ----------   ------------   ------------    ------------   -----------    ----------
    Total interest
      sensitive assets                      139,236        185,554        164,423          47,785        41,234       578,232
                                          ----------   ------------   ------------    ------------   ------------   ----------

Interest sensitive liabilities:
  NOW and savings deposits                  136,090              -              -               -              -      136,090
  Money market deposits                      43,831              -              -               -              -       43,831
  Time deposits                              51,201         91,560         65,590          16,067            121      224,539
  Repurchase agreements and
    other borrowings                         36,155          1,000          3,000           5,000         13,000       58,155
                                          ----------   ------------   ------------    ------------   ------------   ----------
    Total interest
      sensitive liabilities                 267,277          92,560        68,590          21,067         13,121      462,615
                                          ----------   -------------   -----------     -----------   ------------   ----------
Interest sensitivity gap                  $(128,041)   $     92,994    $   95,833      $   26,718    $    28,113    $ 115,617
                                          ==========   =============   ===========     ===========   ============   ==========

Cumulative interest sensitivity gap       $(128,041)   $    (35,047)   $   60,786      $   87,504    $   115,617
                                          ==========   =============   ===========     ===========   ============

Percentage cumulative gap
  to total interest sensitive assets          (22.1)%          (6.1)%        10.5 %          15.1 %         20.0 %

Of the loans in the above table that either mature or can be repriced in periods over 1 year, $70,340 have adjustable rates
and $56,340 have fixed rates.   Investment security prepayments were estimated using recent market information.


     Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on the Market Value of Equity
(MVE) by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes on the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2002 (in thousands).

     The negative one year cumulative interest sensitivity gap of $35,047,000 on December 31, 2002 has declined from the negative one year cumulative interest sensitivity gap of $71,761,000 on December 31, 2001, indicating a more balanced repricing gap position. This negative gap in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that reprice deposits do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans.

  Table 4 - Change in Net Interest Income and Market Value of Portfolio Equity


                Changes in                         Changes in Market Value
Change in    Net Interest Income (1)               of Portfolio Equity (2)
Interest     -----------------------              ------------------------
Rates         Amount       Percent                 Amount       Percent
---------    --------    ----------               --------    ----------

Up  3%       $ 2,189         9.18 %               $(9,857)      (10.41)%
Up  2%         1,506         6.32                  (8,027)       (8.48)
Up  1%           776         3.25                  (6,171)       (6.52)
Down 1%         (848)       (3.56)                  2,919         3.08
Down 2%       (2,008)       (8.42)                  1,775         1.87
Down 3%      $(3,332)      (13.97)%               $ 1,501         1.58 %


(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     While the Corporation cannot predict future interest rates or their effects on MVE or net interest income, the analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology used estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

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

Non-Interest Income

     Non-interest income totaled $5,712,000 in 2002 compared with $5,668,000 in 2001 and $4,771,000 in 2000. This was an increase of 0.8% for 2002, compared to an 18.8% increase for 2001 and an increase of 6.2% during 2000. The major components of non-interest income are trust and investment services, service charges on deposit accounts, securities gains or losses, other fees and insurance commissions, mortgage banking income and other income. The comparative decline in non-interest income growth when compared to previous years was due to two primary factors. First, trust income continued to be negatively impacted by the declines in the equity markets which reduced asset-based fee income. Second, the large volume of securities gains reported in 2001 due to the sharp reduction in interest rates did not reoccur in 2002.

     Excluding non-recurring securities gains, operating non-interest income increased by $372,000 in 2002, or 7.0%, when compared to 2001 due to increased service charges on deposit accounts, other fees and commission, and increases in other income.

     Trust and investment services revenue is the largest contributor to the Corporation's non-interest income. Fees from the management of trusts, estates and customer investments totaled $2,516,000 in 2002, a decrease of $53,000, or 2.1%, from 2001. Trust and investment services fees in 2001 decreased 3.3% from 2000. In both 2002 and 2001 the decreases in income resulted from declines in the equity markets, which reduced portfolio value-based management fees. The trust division has addressed these external market decline impact with an increased fee structure and continued account volume growth through new account acquisition to partially offset the market-based income reductions. The Bank's trust and investment services division managed assets with an approximate market value of $297,630,000 at December 31, 2002, compared to $334,942,000 one year prior.

     Service charges on deposit accounts were $1,706,000 in 2002, an increase of $321,000, or 23.2%, from 2001. Service charges during 2001 totaled $1,385,000, which was a 24.3% increase from 2000. Changes in the fee structure and additional accounts obtained contributed to the growth in income in 2002 and 2001. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.

     Other fees and commissions were $816,000 in 2002, $749,000 in 2001, and $592,000 in 2000. Non-customer ATM fees, debit and credit card fees, safe deposit box rent, brokerage investment commissions and insurance commissions represent the majority of the income in this category. The increase in 2002 resulted primarily from additional earnings at ANB Investor Services, improvements in safe deposit box rentals, and increases in interchange income for visa check card transactions.

     Mortgage banking income represents fees from originating and selling residential mortgage loans through a wholly owned subsidiary of the Bank, which began operations in December 1996. Mortgage banking income was $361,000 in 2002, $365,000 in 2001 and $240,000 in 2000. While loan volume was higher in 2002 compared to 2001, the average yield per loan sold declined due to the competitive nature of the local markets.

     Securities gains of $39,000 in 2002 represented a sharp decline from the $367,000 in net gains recorded in 2001. The gains in 2001 were primarily the result of pre-maturity calls of U.S. Government Agency investment securities. The Corporation strategically purchased a large volume of these securities in 2000 at a discount to their par value, and these discounts were then recognized as gains at the pre-maturity call date.

     Other income was $273,000 in 2002, an increase of 17.7% from the $232,000 recorded in 2001, which in turn was an increase of 36.5% from $170,000 recorded in 2000. Check order income and dividends from equity investments in a title agency account for the majority of other income.

Non-Interest Expense

     Non-interest expense for 2002 was $14,285,000, a 4.9% increase from the $13,614,000 reported in 2001, which in turn increased 5.3%, over $12,923,000 in 2000. Non-interest expense includes salaries, pension, health insurance and other employee benefits, occupancy and equipment expense, core deposit intangible amortization and other expenses.

     Salaries of $6,520,000 in 2002 increased only $136,000, or 2.1%, over 2001 due primarily to a full year of staffing the new southern Henry County office, merit increases, and declines in incentive compensation. Salaries of $6,384,000 in 2001 increased $313,000, or 5.2%, over 2000 due to new branch offices in South Boston and Martinsville, increased incentive compensation and merit increases.

     Pension and other employee benefits totaled $1,471,000 in 2002, an increase of 5.8% from the $1,391,000 recorded in 2001, which in turn was an increase of 20.5% from the $1,154,000 reported in 2000. The increases in both years are due to increased premiums on medical insurance and higher pension costs. While some of the increase is due to additional staffing, the majority of the increases are due to the recent trend of health care insurance expenses increasing at a much higher rate than overall inflation. Pension expense has also been negatively impacted by a combination of lower interest rates and a poorly performing equity market.

     Occupancy and equipment expense of $2,460,000 for 2002 increased $144,000, or 6.2%, over $2,316,000 recorded in 2001, which increased 6.0% from $2,184,000 recorded in 2000. The higher occupancy and equipment expense in 2002 resulted from the new southern Henry County office that opened in March 2002 and from higher depreciation, maintenance and licensing fees on new equipment and software designed to improve product delivery and increase productivity.

     Core deposit intangible expense of $450,000 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996. The core deposit intangible continues to be amortized on a straight-line basis over a ten-year period based on management's conclusion that the purchase did not constitute the acquisition of a business.

     Other expense was $3,385,000 in 2002, an increase of 10.1% over the $3,074,000 reported in 2001, which increased from $3,064,000 recorded in 2000. The increase in 2002 was due to increases in ATM expense and telephone expense related to the conversion to a new ATM services vendor and increases in insurance, legal, audit, and internet banking related expenses. Some of the increase is also attributable to the new southern Henry County retail office.

     Management continued to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 48.4%, 47.6%, and 48.1%, for 2002, 2001, and 2000, respectively. A lower efficiency ratio indicates more favorable expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the mid-to-high 40% range while the majority of the industry remains in the 55-65% range. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

INCOME TAX PROVISION

     Applicable income taxes on 2002 earnings amounted to $3,918,000, resulting in an effective tax rate of 29.3% compared to $3,941,000, or 29.5% in 2001, and $3,415,000, or 28.2% in 2000. In each year, the Corporation was subject to a Federal tax rate of 34.2%. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The decrease in the effective tax rate for 2002 as compared to 2001 was a result of the increase in earnings from tax-exempt assets, such as loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income.

              Financial Condition, Liquidity and Capital Resources


GENERAL

     Total assets increased 5.8% to $605,859,000 at December 31, 2002 when compared to assets of $572,887,000 at December 31, 2001. Asset growth has been concentrated in the loan and the investment securities portfolio. Loans grew 8.3% to $406,403,000 at December 31, 2002, up from $375,340,000 at December 31,
2001. Loan growth has been concentrated in the commercial, commercial real estate and equity line of credit sectors of the portfolio. The increase in investment securities occurred in the available for sale portfolio and the Corporation reduced lower yielding interest bearing deposits in other banks to fund a portion of the loan and investment growth.

     Total liabilities grew 5.4% to $535,124,000 at December 31, 2002 when compared to $507,490,000 at December 31, 2001. Total deposits increased $9,550,000 or 2.1% during 2002 and other borrowings including Federal Home Loan Bank advances and repurchase agreements increased $17,978,000 or 44.7% during the same period. $9,000,000 of the growth was related to borrowing fixed rate advances from the Federal Home Loan Bank of Atlanta to directly offset the purchase of mortgage-backed securities and the remainder of the growth was in retail repurchase agreements. Retail repurchase agreements are used by commercial accounts to earn interest on short-term funds and mature daily. While total deposit growth was 2.1% for 2002, there was a shift to lower cost deposits during the year. This change in deposit mix continued to lower the Corporation's cost of funds on a linked quarter-basis and was a contributing factor in improvements noted in the interest rate spread.


SECURITIES

     The securities portfolio consists primarily of securities for which an active market exists. The Bank's policy is to invest primarily in securities of the U. S. Government and its agencies and in other high grade fixed income securities to minimize credit risk. The securities portfolio plays a primary role in the management of interest rate sensitivity and generates substantial interest income. In addition, the portfolio serves as a source of liquidity and is used to meet collateral requirements.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity based on management's intent and the Corporation's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in securities' prepayment risk, increases in loan demand, general liquidity needs, and other similar factors are classified as available for sale and are carried at estimated fair value.

     At December 31, 2002 total securities at amortized cost were $163,824,000, an increase of 4.5% from year-end 2001. Securities of U.S. government agencies represented 36.7% of the securities portfolio book value, mortgage securities issued by U.S. government corporations were 22.3%, obligations of state and municipal subdivisions were 24.5%, and other investments were 16.6%.

     As of December 31, 2002, there was a net unrealized gain of $3,912,000 related to the available for sale investment portfolio compared to $1,984,000 at year-end 2001. The market value of securities held to maturity at December 31, 2002 was more than the book value by $1,441,000. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2002 and 2001.

     The state and municipal securities were diversified among many different issues and localities. Table 5 details the Corporation's investment security portfolio.

                         Table 5 - Investment Portfolio

     This table presents information on the amortized cost, maturities and taxable equivalent yields of securities at the end of the last 3 years (in thousands, except yields):

                                                 2002                           2001                            2000
                                       -------------------------     ---------------------------    --------------------------
                                                       Taxable                        Taxable                         Taxable
                                         Book         Equivalent       Book          Equivalent        Book         Equivalent
                                         Value          Yield          Value          Yield            Value          Yield
                                       ----------     ----------     ---------       ----------      ----------     ----------
Federal Agencies:
  Within 1 year                        $    1,000         2.55%      $       -              -%       $   20,514         7.08%
  1 to 5 years                             40,650         4.17          28,192           5.35            42,842         6.83
  5 to 10 years                            17,642         3.13           5,000           6.12             2,000         6.84
  Over 10 years                                 -            -               -              -                 -            -
                                       ----------       -------      ---------         -------       ----------       -------
    Total                                  59,292         3.83          33,192           5.47            65,356         6.91
                                       ----------       -------      ---------         -------       ----------       -------

Mortgage-backed:
  Within 1 year                             1,144         6.48           1,881           6.87                3          7.08
  1 to 5 years                                281         6.62           4,141           6.72            8,095          6.77
  5 to 10 years                            14,429         4.81           6,175           6.19            2,080          6.62
  Over 10 years                            19,499         5.87          31,909           6.25           23,930          6.20
                                       ----------       -------      ---------         -------       ---------        -------
    Total                                  35,353         5.46          44,106           6.31           34,108          6.36
                                       ----------       -------      ---------         -------       ---------        -------

State and Municipal:
  Within 1 year                             3,204         6.76           1,501           7.89            2,210          7.76
  1 to 5 years                             17,720         6.44          17,310           7.33           12,080          7.64
  5 to 10 years                            14,678         6.56          19,324           7.54           22,352          7.44
  Over 10 years                             3,677         6.97             531           7.79            2,246          7.39
                                       ----------       -------      ---------         -------       ---------        -------
    Total                                  39,279         6.56          38,666           7.46           38,888          7.52
                                       ----------       -------      ---------         -------       ---------        -------

Other Securities:
  Within 1 year                             5,219         6.45          10,525           2.10            2,045          6.29
  1 to 5 years                             13,434         6.13          17,790           6.50            9,056          6.77
  5 to 10 years                                 -            -           3,098           6.32            7,557          6.23
  Over 10 years                             7,335         5.17           7,430           5.51            5,430          6.36
                                       ----------       -------      ---------         -------       ---------        -------
    Total                                  25,988         5.92          38,843           5.10           24,088          6.47
                                       ----------       -------      ---------         -------       ---------        -------

    Total portfolio                    $  159,912         5.20%      $ 154,807           6.11%       $ 162,440          6.87%
                                       ==========       =======      =========         =======       =========        =======


Loan Portfolio

     The Corporation's lending activities are its principal source of income. Loans, net of unearned income increased $31,063,000 or 8.3% during 2002 and increased $35,584,000 or 10.5% from 2000 to 2001. The decline in the percentage of loan growth in 2002 is attributable to general economic conditions.

     The primary increases in types of loans in 2002 were real estate loans secured by non-farm, nonresidential properties and commercial and industrial loans. Management considers the loan portfolio diversified and it consists of 32.0% in residential real estate loans, 30.6% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 28.4% in commercial, industrial and agricultural loans, and 7.9% in consumer loans as of December 31, 2002, as detailed in Table 6 and 7 (in thousands) classified by type.

     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio. At December 31, 2002, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

                                 Table 6 - Loans

                                                     2002           2001           2000           1999           1998
                                                  ----------     ----------     ----------     ----------     ----------
Real estate loans:
  Construction and land development               $   9,208      $  10,282      $   9,284      $   7,317      $   8,104
  Secured by farmland                                 1,485          1,110          1,616          1,306          1,491
  Secured by 1-4 family residential
      properties                                    129,905        126,607        121,449        108,994         95,711
  Secured by multi-family (5 or more)
      residential properties                          6,329          6,385          5,023          4,532          2,268
  Secured by nonfarm, nonresidential
      properties                                    107,263         88,648         67,312         54,170         44,251

Loans to farmers                                      1,844          1,452          1,625          2,468          2,293
Commercial and industrial loans                     113,575         98,324         83,428         66,459         67,154
Consumer loans                                       32,008         36,077         44,389         45,235         46,337
Loans for nonrated industrial
  development obligations                             4,745          6,436          5,590          3,236          1,895
Deposit overdrafts                                       41            19              40             24             15
                                                  ----------     ----------     ----------     ----------     ----------
  Loans - net of unearned income                  $ 406,403      $ 375,340      $ 339,756      $ 293,741      $ 269,519
                                                  ==========     ==========     ==========     ==========     ==========


                       Table 7 - Scheduled Loan Maturities

                                           Commercial
                                              and         Real Estate
                                          Agricultural    Construction    Total
                                          ------------    ------------    -----
Fixed Rate:
  1 year of Less                           $  2,307       $      -     $  2,307
  1-5 years                                   9,542          1,510       11,052
  After 5 years                               2,517            104        2,621
                                           --------       --------     --------
    Total                                    14,366          1,614       15,980
                                           --------       --------     --------
Variable Rate:
  1 year of Less                             84,675          6,974       91,649
  1-5 years                                  19,620            620       20,240
  After 5 years                               1,503              -        1,503
                                           --------       --------     --------
    Total                                   105,798          7,594      113,392
                                           --------       --------     --------
    Total Loans and Leases (1)             $120,164       $  9,208     $129,372
                                           ========       ========     ========
(1) This table excludes:
      Real Estate Mortgage Loans                                       $244,982
      Consumer Loans                                                     32,008
      Other Loans                                                            41
                                                                       --------
                                                                       $277,031
                                                                       ========
                                       16

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

     In 2002, the Corporation accrued $873,000 in provision for loan losses compared to $1,015,000 in 2001 and $1,020,000 in 2000. The provision for loan losses in 2002 was influenced by an 8.3% increase in loans in 2002, the composition of the loan growth, and by slightly higher net charge-offs. Over the past several years, the Corporation has substantially increased its portfolio of commercial loans. The risks associated with increasing the volume of commercial and commercial real estate loans resulted in an increase in the provision for loan losses for 2001 and 2000 when compared to years prior to 2000. While the Corporation continues to increase its commercial loan portfolio, the portfolio also continues to become "more seasoned", allowing management to better assess the risk associated with the portfolio.

     Loans charged off during 2002 amounted to $740,000 compared to $602,000 in 2001 and $567,000 in 2000. Recoveries amounted to $155,000, $175,000, and
$158,000 in 2002, 2001, and 2000, respectively. Net charge-offs increased to $585,000 in 2002 from $427,000 in 2001 and $409,000 in 2000. The ratio of net charge-offs to average outstanding loans was .15% in 2002, .12% in 2001, and ..13% in 2000. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective. Table 10 presents the Corporation's loan loss and recovery experience (in thousands) for the past five years.

     The allowance for loan losses totaled $5,622,000 at December 31, 2002, an increase of 5.4% over December 31, 2001. The ratio of the allowance to loans, less unearned income, was 1.38% at December 31, 2002 and 1.42% at December 31, 2001. The decrease in the allowance to loans ratio is supported by the allowance methodology listed above, the decline in the balance and aging of the indirect consumer loan portfolio, and the overall condition of the Corporation's trade areas. The reduction in the unallocated portion of the allowance is due to improved measurement in the allowance methodology. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at December 31, 2002.

                Table 8 - Allocation of Allowance for Loan Losses

Management has allocated the allowance for loan losses to loan categories as follows (in thousands):
                                   2002                 2001                2000                1999                1998
                             ----------------     ----------------    ----------------    ----------------    ----------------
                                     Percent              Percent             Percent             Percent             Percent
                                     of loans             of loans            of loans            of loans            of loans
                                     in each              in each             in each             in each             in each
                                     category             category            category            category            category
                                     to total             to total            to total            to total            to total
                             Amount  loans        Amount  loans       Amount  loans       Amount  loans       Amount  loans
                             ------  --------     ------  --------    ------  --------    ------  --------    ------  --------
Commercial (including
  commercial real estate)    $3,196     59%       $2,005     55%      $1,691     50%      $1,190     46%      $1,046     47%

Real estate-
  residential                   781     33          236      35          177     37          167     39          151     36

Consumer                      1,247      8        1,276      10        1,304     13        1,503     15        1,525     17

Unallocated                     398      -        1,817       -        1,574      -        1,275      -        1,099      -

Balance at
  end of year                $5,622    100%      $5,334     100%      $4,746    100%      $4,135    100%      $3,821    100%
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

                           Table 9 - Loan Loss Ratios

                                                                                  2002        2001         2000
                                                                                -------     --------     -------
Allowance as percentage of outstanding loans, net of unearned income              1.38%       1.42%        1.40%
Net charge-offs as percentage of allowance                                       10.41        8.00         8.60
Net charge-offs as percentage of average loans, net of unearned income             .15         .12          .13
Provision as percentage of net charge-offs                                      149.23      237.72       250.00
Provision as percentage of average loans, net of unearned income                   .22         .28          .32
Allowance for loan losses to nonperforming loans                                 10.41X       6.46X       12.33X


            Table 10 - Summary of Loan Loss Experience (in thousands)

                                               2002      2001      2000      1999      1998
                                              ------    ------    ------    ------    ------
Balance at beginning of period                $5,334    $4,746    $4,135    $3,821    $3,277
                                              ------    ------    ------    ------    ------

Charge-offs:
  Commercial loans                               343       141       141        34        68
  Real estate loans                               33        59         9         -         -
  Consumer loans                                 364       402       417       475       440
                                              ------    ------    ------    ------    ------
                                                 740       602       567       509       508
                                              ------    ------    ------    ------    ------
Recoveries:
  Commercial loans                                28        75        32        40         9
  Real estate loans                                3         3         1         -         -
  Consumer loans                                 124        97       125       113       116
                                              ------    ------    ------    ------    ------
                                                 155       175       158       153       125
                                              ------    ------    ------    ------    ------

Net charge-offs                                  585       427       409       356       383
Provision for loan losses                        873     1,015     1,020       670       927
                                              ------    ------    ------    ------    ------
Balance at end of period                      $5,622    $5,334    $4,746    $4,135    $3,821
                                              ======    ======    ======    ======    ======

Percent of net charge-offs
  to average net loans outstanding
  during the period                              .15%      .12%      .13%      .13%      .15%
                                              ======   =======   =======    ======    ======

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

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings and are detailed in Table 11. Loans in a non-accrual status at December 31, 2002 were $301,000 compared with $568,000 at December 31, 2001. Loans on accrual status and past due 90 days or more at December 31, 2002 were $239,000 compared with $258,000 at December 31, 2001. There were no loans classified as troubled debt restructurings or potential problem loans on December 31, 2002 or December 31, 2001. Potential problem loans are defined as loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans for the year ending December 31, 2002, if all such loans had been accruing interest at the original contractual rate, was $20,000. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

     Management has in place an aggressive program to control loan delinquencies, and the level of past due loans and non-performing loans is considered to be within an acceptable range. Total non-performing loans as a percentage of net loans was .13% at December 31, 2002 and .22% at December 31, 2001. Total non-performing loans are considered low by industry standards.

     Properties received due to loan foreclosures were $30,000 at December 31, 2002 and $117,000 at December 31, 2001.

                         Table 11 - Nonperforming Loans

                     Amounts are in thousands, except ratios

                                  2002        2001         2000         1999         1998
                                -------     --------     --------     --------     --------
Nonaccruing loans:
 Real Estate                   $   293     $   414      $    65      $   107      $    58
  Commercial                          -         115           67          131          132
  Agricultural                        8          39           14           54            -
                                --------    --------     --------     --------     --------
    Total nonaccruing loans         301         568          146          292          190
                                --------    --------     --------     --------     --------

Restructured loans:
    Total restructured loans          -           -            -            -            -
                                 --------   --------     --------     --------     --------
Loans past due 90 days
  and accruing interest:
    Real Estate                       -           -            -            3            -
    Consumer                        205         217          176          232          239
    Commercial                       33          33           49           44            3
    Agricultural                      1           8           14            8            7
                                --------    --------     --------     --------     --------
      Total past due loans          239         258          239          287          249
                                --------    --------     --------     --------     --------
Total nonperforming loans       $   540     $   826      $   385      $   579      $   439
                                ========    ========     ========     ========     ========

Asset Quality Ratios:
  Allowance for loan losses
    to year-end net loans          1.38%       1.42%        1.40%        1.41%        1.42%
  Nonperforming loans
    to year-end net loans           .13%        .22%         .11%         .20%         .16%
  Allowance for loan losses
    to nonperforming loans        10.41X       6.46X       12.33X        7.14X        8.70X


LIQUIDITY

     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. The Corporation, in its normal course of business, maintains cash reserves and has an adequate flow of funds from loan payments and maturing investment securities to meet present liquidity needs. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, repayments from loans, increases in deposits, lines of credit from the Federal Home Loan Bank and two correspondent banks, and maturing investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

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

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta that equaled approximately $90,790,000 at December 31, 2002. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements. Borrowings outstanding under this line of credit were $22,000,000 and $13,000,000 respectively, at December 31, 2002 and December 31, 2001. Federal Home Loan Bank advances have increased by $9,000,000 since December 31, 2001, due to borrowings that were immediately offset with investment securities purchases.

     The Bank has ten fixed rate term borrowing contracts outstanding as of December 31, 2002, with the following final maturities:

            Amount            Expiration Date
          ----------          ---------------
          $1,000,000                 2003
          $3,000,000                 2004
          $2,000,000                 2005
          $2,000,000                 2006
          $1,000,000                 2007
          $8,000,000                 2008
          $5,000,000                 2009

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Bank has not used the facilities in the past year and considers these as backup sources of funds.

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

     The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 2002 the deposit mix changed with the primary average balance increases in savings accounts of $7,281,000, followed by an increase in non-interest bearing demand deposits of $5,356,000, and an increase in interest-bearing demand deposits of $3,433,000. There was little growth in the higher cost certificates of deposit and money market accounts. The growth in transaction accounts was widespread in the industry, as customers placed more of their funds into savings and demand deposit accounts due to poorly performing equity markets and the historically low rate environment. Certificates of deposit of $100,000 or more are detailed in Table 13.

                               Table 12 - Deposits

                                                     2002                     2001                     2000
                                             --------------------     --------------------     --------------------
                                             Average      Average     Average      Average     Average      Average
                                             Balance       Rate       Balance       Rate       Balance       Rate
                                             --------     -------     --------     -------     --------     -------
Demand deposits -
  non-interest bearing                       $ 58,075          -%     $ 52,719          -%     $ 49,126          -%
Demand deposits - interest bearing             59,852        .70        56,419        .88        56,141       1.84
Money market                                   42,369       1.83        41,225       3.20        24,861       3.48
Savings                                        70,073       1.50        62,792       1.87        63,739       2.62
Time                                          229,074       3.76       229,050       5.51       202,890       5.47
                                             --------     -------     --------     -------     --------     -------
                                             $459,443       2.36%     $442,205       3.53%     $396,757       3.70%
                                             ========                 ========                 ========


                       Table 13 - Certificates of Deposit

Certificates of deposit at the end of 2002 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                             $ 15,286
Over 3 through 6 months                        10,184
Over 6 through 12 months                       10,626
Over 12 months                                 23,981
                                             --------
                                             $ 60,077
                                             ========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of December 31, 2002 were commitments to extent credit and standby letters of credit only. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     Commitments to extend credit, which amounted to $107,771,000 at December 31, 2002 and $121,062,000 at December 31, 2001, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     There were no commitments to purchase securities when issued as of December 31, 2002 or December 31, 2001.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At December 31, 2002 and December 31, 2001, the Bank had $3,489,000 and $1,000,000
respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity, in thousands, from December 31, 2001, to December 31, 2002:

     Shareholders' Equity, December 31, 2001                  $ 65,397

     Net earnings                                                9,461
     Exercise of stock options                                      61
     Repurchase of common stock                                 (1,049)
     Cash dividends paid                                        (4,117)
     Net change in net unrealized losses on AFS securities       1,273
     Net Change in Minimum Pension Liability                      (290)
                                                              ---------
     Shareholders' Equity, December 31, 2002                  $ 70,736
                                                              =========

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

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares of the Corporation's common stock between August 29, 2001 and August 28, 2002, and 250,000 shares between August 21, 2002 and August 19, 2003. During 2002, the Corporation repurchased 45,100 shares of its common stock in the open market at an average per share price of $23.26. During 2001, the Corporation repurchased 254,366 shares of its common stock, in the open market at an average per share price of $18.08. From the inception of the stock repurchase plan through December 31, 2002, the Corporation has purchased and retired 339,466 shares of its common stock.

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

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2002, the Corporation's Tier I and total capital ratios were 14.41% and 15.49%, respectively. At December 31, 2001, these ratios were 14.32% and 15.56%, respectively. The ratios for both years were well in excess of the regulatory requirements.

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

     The Corporation's leverage ratios (Tier 1 capital divided by average quarterly assets less intangible assets) were 11.00% and 10.96% at December 31, 2002 and 2001, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

     The Board of Directors declared regular quarterly dividends totaling
$.71 and $.66 per share of common stock in 2002 and 2001, respectively. Cash dividends totaled $4,117,000 and represented a 43.5% payout of 2002 net income, compared to 41.7% in 2001. The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

     Shareholders' equity was 11.7% of assets at December 31, 2002 and 11.4% at December 31, 2001. Shareholders' equity was $70,736,000 at December 31, 2002 and $65,397,000 at December 31, 2001.

     The Corporation's stock began trading on the NASDAQ National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The change to NASDAQ was made to improve the marketability of the stock. The total market value of American National Bankshares Inc. common stock at December 31, 2002, at $26.00 per share (the last trade recorded on the NASDAQ National Market during 2002) was $150,301,000, compared to $108,871,000 at December 31, 2001 when the stock was last traded at $18.70 per share. The market value of the Corporation's common stock was 212 percent of its book value with book value per common share at $12.24 on December 31, 2002.

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

CRITICAL ACCOUNTING POLICIES

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

     Upon adoption of these Statements, the Corporation re-evaluated its intangible assets that arose from branch acquisitions prior to July 1, 2001. The intangible assets arising from the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996 are classified as core deposit intangibles and continue to be amortized over their estimated lives based on management's determination that a business was not acquired in either of the two purchases.

Stock Based Compensation

     The Corporation accounts for its stock compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

ITEM 14 - CONTROLS AND PROCEDURES

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

                     Table 14 - Quarterly Financial Results

American National Bankshares Inc. and Subsidiary
(in thousands, except per share amounts)

                                                          Fourth          Third          Second          First
                                                         Quarter         Quarter        Quarter         Quarter
                                                         -------         -------        -------         -------
                       2002
Interest income..........................................$ 8,654         $ 8,893        $ 8,787         $ 8,801
Interest expense.........................................  2,788           2,972          3,126           3,424
                                                         -------         -------        -------         -------
  Net interest income....................................  5,866           5,921          5,661           5,377
Provision for loan losses................................    240             214            236             183
                                                         -------         -------        -------         -------
  Net interest income after provision....................  5,626           5,707          5,425           5,194

Non-interest income......................................  1,438           1,434          1,445           1,395
Non-interest expense.....................................  3,548           3,660          3,579           3,498
                                                         -------         -------        -------         -------
  Income before income tax provision.....................  3,516           3,481          3,291           3,091
Income tax provision.....................................  1,050           1,020            956             892
                                                         -------         -------        -------         -------
  Net income.............................................$ 2,466         $ 2,461        $ 2,335         $ 2,199
                                                         =======         =======        =======         =======

Per common share:
  Net income (basic).....................................$   .43         $   .42        $   .40         $   .38
  Net income (diluted)...................................$   .42         $   .42        $   .40         $   .38
  Cash dividends.........................................$   .18         $   .18        $   .18         $   .17

                                                          Fourth          Third          Second          First
                                                         Quarter         Quarter        Quarter         Quarter
                                                         -------         -------        -------         -------
                       2001
Interest income..........................................$ 9,390         $ 9,936        $10,191         $10,303
Interest expense.........................................  3,876           4,339          4,572           4,715
                                                         -------         -------        -------         -------
  Net interest income....................................  5,514           5,597          5,619           5,588
Provision for loan losses................................    228             252            273             262
                                                         -------         -------        -------         -------
  Net interest income after provision....................  5,286           5,345          5,346           5,326

Non-interest income......................................  1,349           1,308          1,568           1,443
Non-interest expense.....................................  3,272           3,434          3,450           3,458
                                                         -------         -------        -------         -------
  Income before income tax provision.....................  3,363           3,219          3,464           3,311
Income tax provision.....................................  1,007             928          1,014             993
                                                         -------         -------        -------         -------
  Net income.............................................$ 2,356         $ 2,291        $ 2,450         $ 2,318
                                                         =======         =======        =======         =======

Per common share:
  Net income (basic).....................................$   .40         $   .39        $   .41         $   .38
  Net income (diluted)...................................$   .40         $   .39        $   .41         $   .38
  Cash dividends.........................................$   .17         $   .17        $   .17         $   .15


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

     The functioning of the accounting system and related internal accounting controls is under the general oversight of the Audit and Compliance Committee of the Board of Directors which is comprised of three outside directors. The accounting system and related controls are reviewed by an extensive program of internal audits. The Audit and Compliance Committee meets regularly with the internal auditors to review their work and ensure that they are properly discharging their responsibilities. In addition, the Committee reviews and approves the scope and timing of the internal audits and any findings with respect to the system of internal controls. The Audit and Compliance Committee also meets periodically with representatives of Yount, Hyde and Barbour, PC, the Corporation's independent public accountants, to discuss the results of their audit as well as other audit and financial matters. Reports of examinations conducted by the Office of the Comptroller of the Currency are also reviewed by the committee members.

     The responsibility of Yount, Hyde and Barbour, PC is limited to an expression of their opinion as to the fairness of the financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.



/s/Charles H. Majors
-------------------------------------
Charles H. Majors
President and Chief Executive Officer


/s/Brad E. Schwartz
-------------------------------------------
Brad E. Schwartz
Senior Vice President, Secretary, Treasurer
& Chief Financial Officer

January 21, 2003

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
American National Bankshares, Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheet of American National Bankshares, Inc. as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American National Bankshares, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated January 15, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Yount, Hyde and Barbour, P.C.

/s/Yount, Hyde & Barbour, P.C.
------------------------------
Winchester, Virginia

February 7, 2003

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


Arthur Andersen LLP

/s/Arthur Andersen LLP
-----------------------
Raleigh, North Carolina

January 15, 2002




NOTE: This Report was not re-issued with the consent of Arthur Andersen, the Company's independent auditor for the accompanying consolidated balance sheets of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Arthur Andersen has ceased operations and was not available to provide consent of re-issuance.

Consolidated Balance Sheets
December 31, 2002 and 2001
American National Bankshares Inc. and Subsidiary
---------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
                                                                                -------------     -------------
ASSETS
Cash and due from banks ........................................................$ 16,757,283      $ 14,797,926
Interest-bearing deposits in other banks........................................   6,720,335        14,350,723

Securities available for sale, at fair value.................................... 137,046,119       127,316,666
Securities held to maturity (market value of $28,219,299
  in 2002 and $30,154,043 in 2001)..............................................  26,777,747        29,474,139
                                                                                -------------     -------------
  Total securities.............................................................. 163,823,866       156,790,805
                                                                                -------------     -------------

Loans held for sale.............................................................   1,285,020           253,021

Loans, net of unearned income .................................................. 406,403,107       375,339,939
  Less allowance for loan losses................................................  (5,622,150)       (5,334,456)
                                                                                -------------     -------------
  Net loans..................................................................... 400,780,957       370,005,483
                                                                                -------------     -------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $10,673,195 in 2002 and $9,651,610 in 2001....................   8,167,476         7,857,426
Core deposit intangibles........................................................   1,383,870         1,833,686
Accrued interest receivable and other assets....................................   6,940,494         6,998,086
                                                                                -------------     -------------
  Total assets..................................................................$605,859,301      $572,887,156
                                                                                =============     =============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$ 69,102,211      $ 58,573,035
  Demand deposits -- interest bearing...........................................  62,679,718        61,404,626
  Money market deposits.........................................................  43,830,781        47,024,615
  Savings deposits..............................................................  73,410,623        65,650,939
  Time deposits................................................................. 224,539,145       231,358,568
                                                                                -------------     -------------
  Total deposits................................................................ 473,562,478       464,011,783
                                                                                -------------     -------------

Repurchase agreements...........................................................  36,155,251        27,176,758
FHLB Borrowings.................................................................  22,000,000        13,000,000
Accrued interest payable and other liabilities..................................   3,405,913         3,301,342
                                                                                -------------     -------------
  Total liabilities............................................................. 535,123,642       507,489,883
                                                                                -------------     -------------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................           -                 -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,780,816 shares outstanding at December 31, 2002 and
    5,821,956 shares outstanding at December 31, 2001...........................   5,780,816         5,821,956
Capital in excess of par value..................................................   9,571,508         9,588,502
Retained earnings...............................................................  53,092,527        48,677,761
Accumulated other comprehensive income .........................................   2,290,808         1,309,054
                                                                                -------------     -------------
  Total shareholders' equity....................................................  70,735,659        65,397,273
                                                                                -------------     -------------
  Total liabilities and shareholders' equity....................................$605,859,301      $572,887,156
                                                                                =============     =============


The accompanying notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Income
For The Years Ended December 31, 2002, 2001 and 2000
American National Bankshares Inc. and Subsidiary

-------------------------------------------------------------------------------------------------------------
                                                                    2002            2001            2000
                                                                ------------    ------------    -------------
Interest Income:
Interest and fees on loans......................................$ 27,149,521    $ 30,216,549    $ 28,300,030
Interest on deposits in other banks.............................     248,270         385,019         179,215
Income on investment securities:
  U S Government................................................           -               -         167,977
  Federal agencies..............................................   1,941,974       2,709,097       4,231,105
  Mortgage-backed...............................................   2,351,830       2,723,146       2,319,166
  State and municipal ..........................................   1,887,506       1,916,297       1,944,604
  Other investments.............................................   1,555,947       1,869,711       1,464,462
                                                                ------------    ------------    -------------
  Total interest income.........................................  35,135,048      39,819,819      38,606,559
                                                                ------------    ------------    -------------
Interest Expense:
Interest on deposits:
  Demand........................................................     416,924         494,930       1,034,845
  Money market..................................................     775,051       1,318,002         865,024
  Savings.......................................................   1,048,564       1,176,704       1,671,108
  Time..........................................................   8,606,409      12,617,362      11,094,637
Interest on repurchase agreements...............................     634,996       1,087,823       1,362,104
Interest on other borrowings....................................     827,800         806,869       1,315,507
                                                                ------------    ------------    -------------
  Total interest expense........................................  12,309,744      17,501,690      17,343,225
                                                                ------------    ------------    -------------
Net Interest Income.............................................  22,825,304      22,318,129      21,263,334
Provision for Loan Losses.......................................     873,000       1,015,000       1,020,000
                                                                ------------    ------------    -------------
Net Interest Income After Provision
  For Loan Losses...............................................  21,952,304      21,303,129      20,243,334
                                                                ------------    ------------    -------------
Non-Interest Income:
  Trust and investment services.................................   2,515,937       2,569,125       2,657,802
  Service charges on deposit accounts...........................   1,706,137       1,385,339       1,113,548
  Other fees and commissions....................................     816,360         749,072         591,724
  Mortgage banking income.......................................     360,669         365,349         240,390
  Securities gains (losses), net................................      39,334         367,035          (1,751)
  Other income..................................................     273,281         231,998         169,747
                                                                ------------    ------------    -------------
  Total non-interest income.....................................   5,711,718       5,667,918       4,771,460
                                                                ------------    ------------    -------------
Non-Interest Expense:
  Salaries......................................................   6,519,552       6,383,811       6,071,352
  Pension and other employee benefits...........................   1,470,682       1,390,591       1,154,352
  Occupancy and equipment ......................................   2,459,647       2,316,282       2,184,099
  Core deposit intangible amortization..........................     449,816         449,816         449,816
  Other ........................................................   3,384,839       3,073,702       3,063,880
                                                                ------------    ------------    -------------
  Total non-interest expense....................................  14,284,536      13,614,202      12,923,499
                                                                ------------    ------------    -------------
Income Before Income Tax Provision..............................  13,379,486      13,356,845      12,091,295
Income Tax Provision............................................   3,918,191       3,941,474       3,414,930
                                                                ------------    ------------    -------------
Net Income......................................................$  9,461,295    $  9,415,371    $  8,676,365
                                                                ============    ============    =============

Net Income Per Common Share:
  Basic.........................................................$       1.63    $       1.58    $       1.42
  Diluted.......................................................$       1.62    $       1.58    $       1.42
Average Common Shares Outstanding:
  Basic.........................................................   5,800,302       5,949,811       6,096,037
  Diluted.......................................................   5,850,349       5,973,153       6,101,415


The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2002, 2001 and 2000
American National Bankshares Inc. and Subsidiary

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings     Income (Loss)     Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 1999...................... 6,103,701   $ 6,103,701   $ 9,895,359   $ 42,466,592   $ (1,747,102)  $ 56,718,550

Net income......................................         -             -             -      8,676,365              -      8,676,365

Change in unrealized gains on securities
  available for sale, net of tax of $1,066,477..         -             -             -              -       2,070,219     2,070,219
                                                                                                                       -------------
  Comprehensive income..........................                                                                         10,746,584

Stock repurchased and retired...................   (40,000)      (40,000)      (64,854)      (459,334)              -      (564,188)

Stock options exercised.........................        71            71           923              -               -           994

Cash dividends declared and paid................         -             -             -     (3,563,657)              -    (3,563,657)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2000...................... 6,063,772     6,063,772     9,831,428     47,119,966         323,117    63,338,283

Net income......................................         -             -             -      9,415,371               -     9,415,371

Change in unrealized gains on securities
  available for sale, net of tax of $507,906....         -             -             -              -         985,937       985,937
                                                                                                                       -------------
  Comprehensive income..........................                                                                         10,401,308

Stock repurchased and retired...................  (254,366)     (254,366)     (412,413)    (3,933,272)              -    (4,600,051)

Stock options exercised.........................    12,550        12,550       169,487              -               -       182,037

Cash dividends declared and paid................         -             -             -     (3,924,304)              -    (3,924,304)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2001...................... 5,821,956     5,821,956     9,588,502     48,677,761       1,309,054    65,397,273

Net income......................................         -             -             -      9,461,295               -     9,461,295

Other comprehensive income, net of tax:

Change in unrealized gains on securities
  available for sale, net of tax of $655,634....         -             -             -              -       1,272,701

Minimum pension liability adjustment,
  net of tax of $149,882........................                                                             (290,947)
                                                                                                        --------------
  Other comprehensive income....................                                                              981,754       981,754
                                                                                                                       -------------
  Comprehensive income..........................                                                                         10,443,049

Stock repurchased and retired...................   (45,100)      (45,100)      (74,278)      (929,432)              -    (1,048,810)

Stock options exercised.........................     3,960         3,960        57,284              -               -        61,244

Cash dividends declared and paid................         -             -             -     (4,117,097)              -    (4,117,097)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2002.....................  5,780,816   $ 5,780,816   $  9,571,508  $ 53,092,527   $   2,290,808  $ 70,735,659
                                                ===========  ============  ============= =============  ============== =============

The accompanying notes to consolidated financial statements are an integral part of these statements.



Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000
American National Bankshares Inc. and Subsidiary

                                                                                     2002             2001             2000
                                                                                -------------    -------------    -------------
Cash Flows from Operating Activities:
  Net income....................................................................$  9,461,295     $  9,415,371     $  8,676,365
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses.....................................................     873,000        1,015,000        1,020,000
  Depreciation..................................................................   1,143,865        1,171,113        1,116,688
  Core deposit intangible amortization..........................................     449,816          449,816          449,816
  Amortization (accretion) of bond premiums and discounts.......................     295,169           74,916          (49,789)
  (Gain) loss on sale or call of securities.....................................     (39,334)        (367,035)           1,751
  Gain on loans held for sale...................................................    (360,669)        (365,349)        (240,390)
  Proceeds from sales of loans held for sale....................................  17,764,033       17,523,936       11,944,756
  Originations of loans held for sale........................................... (18,435,363)     (17,012,797)     (11,883,665)
  Loss (gain) on sale of premises and equipment.................................      15,618           (2,000)               -
  Loss on sale of real estate owned.............................................       1,192           19,950                -
  Deferred income taxes provision (benefit).....................................      48,656         (356,927)        (415,002)
  (Increase) decrease in interest receivable....................................     (65,834)         863,391         (529,596)
  (Increase) in other assets....................................................    (518,118)          87,036         (697,250)
  (Decrease) increase in interest payable.......................................    (359,459)        (312,404)         284,949
  Increase (decrease) in other liabilities......................................      23,201         (118,873)         287,868
                                                                                -------------    -------------    -------------
  Net cash provided by operating activities.....................................  10,297,068       12,085,144        9,966,501
                                                                                -------------    -------------    -------------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........  54,414,161       62,114,339       11,986,520
  Proceeds from sales of securities available for sale..........................   1,052,500                -                -
  Proceeds from maturities and calls of securities held to maturity.............   6,196,585       13,644,822        2,274,760
  Purchases of securities available for sale.................................... (63,531,500)     (67,267,483)      (7,504,500)
  Purchases of securities held to maturity......................................  (3,492,307)        (567,376)        (229,097)
  Net increase in loans......................................................... (31,812,761)     (36,496,485)     (46,244,733)
  Purchases of bank premises and equipment......................................  (1,469,533)      (1,158,129)        (933,548)
  Proceeds from sales of other real estate owned................................     261,126          195,050                -
  Purchases of other real estate owned..........................................     (10,895)               -         (215,000)
                                                                                -------------    -------------    -------------
  Net cash used in investing activities......................................... (38,392,624)     (29,535,262)     (40,865,598)
                                                                                -------------    -------------    -------------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................  16,370,118       25,818,018       16,645,617
  Net (decrease) increase in time deposits......................................  (6,819,423)      11,605,446       24,384,583
  Net increase (decrease) in repurchase agreements..............................   8,978,493       (4,552,842)       6,775,267
  Net increase (decrease) in FHLB borrowings....................................   9,000,000       (3,000,000)      (5,000,000)
  Cash dividends paid...........................................................  (4,117,097)      (3,924,304)      (3,563,657)
  Repurchase of stock...........................................................  (1,048,810)      (4,600,051)        (564,188)
  Proceeds from exercise of stock options.......................................      61,244          182,037              994
                                                                                -------------    -------------    -------------
  Net cash provided by financing activities.....................................  22,424,525       21,528,304       38,678,616
                                                                                --------------   -------------    -------------

  Net (Decrease) Increase in Cash and Cash Equivalents..........................  (5,671,031)       4,078,186        7,779,519

  Cash and Cash Equivalents at Beginning of Period..............................  29,148,649       25,070,463       17,290,944
                                                                                -------------    -------------    -------------

  Cash and Cash Equivalents at End of Period....................................$ 23,477,618     $ 29,148,649     $ 25,070,463
                                                                                =============    =============    =============


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 16,757,283     $ 14,797,926     $ 16,392,313
    Interest-bearing deposits in other banks....................................   6,720,335       14,350,723        8,678,150
                                                                                -------------    -------------    -------------
                                                                                $ 23,477,618     $ 29,148,649     $ 25,070,463
                                                                                =============    =============    =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$ 12,669,203     $ 17,814,094     $ 17,058,276
  Income taxes paid.............................................................$  4,012,453     $  4,363,234     $  3,788,800
  Transfer of loans to other real estate owned..................................$    164,287     $     87,136     $          -

The accompanying notes to consolidated financial statements are an integral part of these statements.


                American National Bankshares Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


1.  Summary of Significant Accounting Policies:

Nature of Operations and Consolidation
     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). The Bank offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the Cities of Danville and Martinsville, the Counties of Pittsylvania, Henry, and Halifax in Virginia and the County of Caswell in North Carolina. ANB Mortgage Corp., a wholly owned subsidiary of the Bank, offers secondary market mortgage lending. ANB Services Corp., another wholly owned subsidiary of the Bank, was formed in October 1999 to offer non-deposit products such as mutual funds and insurance products. All significant inter-company transactions and accounts are eliminated in consolidation.

Cash and Cash Equivalents
     Cash includes cash on hand and cash with correspondent banks. Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and that are subject to an insignificant risk of change in value. Cash and cash equivalents are carried at cost.

Securities
     The Corporation classifies securities as either held to maturity or available for sale.

     Debt securities acquired that management has both the positive intent and ability to be held to maturity are classified as held to maturity and recorded at amortized cost.

     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Gains or losses realized from the sale of securities available for sale are recorded on the trade date and are determined by using the specific identification method Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

     The Corporation does not permit the purchase or sale of trading account securities. Premiums and discounts on securities are recognized in interest income using the interest method over the terms of the securities.

Loans Held for Sale
     Loans originated by ANB Mortgage Corp. are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Bank does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, the Bank requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of aggregate cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in non-interest income for the period.

Loans
     The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Installment loans are typically charged off no later than 90 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses
     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and actual losses could be greater or less than the estimates.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment
     Additions and major replacements are added to bank premises and equipment at cost. Maintenance and repair costs are charged to expense when incurred. Premises and equipment are depreciated using the straight-line method over their estimated lives generally as follows: buildings, 10 to 50 years; leasehold improvements, 5 to 15 years; and furniture and equipment, 3 to 10 years.

Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are shown in the "Consolidated Balance Sheets". Such assets are being amortized on a straight-line basis over 10 years. At December 31, 2002, the Bank had $1,384,000 recorded as core deposit intangibles, net of amortization. The Bank recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 2002. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2002, no impairment had been identified. In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. After reviewing this statement, the Corporation decided to continue amortization of the core deposit intangible assets related to two previous branch office acquisitions.

Foreclosed Properties
     Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time booked, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

Income Taxes
     The Corporation uses the balance sheet method to account for deferred income tax assets and liabilities. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Defined Benefit Plan
     The Corporation has a pension plan for its employees. Benefits are generally based upon years of service and the employees' compensation. The Corporation's funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act.

Stock Option Plan
     At December 31, 2002, the Corporation had a stock option plan, which is described more fully in Note 7. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands):

                                                  2002        2001       2000
                                                --------    --------   --------

Net income, as reported                          $9,461      $9,415     $8,676
Deduct:  total stock-based compensation
         expense determined under fair value
         based method for all awards               (169)      (160)       (37)
                                                 -------    -------    -------
Pro forma net income                             $9,292     $9,255     $8,639
                                                 =======    =======    =======
Earnings per share:
  Basic, as reported                             $ 1.63     $ 1.58     $ 1.42
  Basic, pro forma                               $ 1.60     $ 1.56     $ 1.38

  Diluted, as reported                           $ 1.62     $ 1.58     $ 1.42
  Diluted, pro forma                             $ 1.59     $ 1.55     $ 1.38

Earnings Per Share
     Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

Shareholders' Equity
     During 2002, the Corporation repurchased 45,100 shares of its common stock, in the open market at prices between $19.55 and $26.05 per share. During 2001, the Corporation repurchased 254,366 shares of its common stock, in the open market at prices between $14.63 and $19.00 per share. From the inception of the stock repurchase plan through December 31, 2002, the Corporation has purchased and retired 339,466 shares of its common stock.

Comprehensive Income
     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and minimum pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Use of Estimates in the Preparation of Financial Statements
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of foreclosed real estate.

Reclassifications
     Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New Accounting Pronouncements.
     In December 2001, the American Institute of Certified Public
Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Corporation's consolidated financial statements.

     On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments including any fees received from the potential borrower are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. The Corporation originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

     In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

     Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

     In October 2002, the Financial Accounting Standards Board issued
Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

     The adoption of Statement No., 142, and 147 did not have a material impact on the Corporation's consolidated financial statements.

     The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002

     The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

2.  Securities:

     The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2002 and 2001 were as follows (in thousands):

                                                                                        2002
                                                        ---------------------------------------------------------------------
                                                        Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ---------           ----------         ----------          ----------
     Securities held to maturity:
       Federal agencies                                 $   1,996             $   173              $   -           $    2,169
       Mortgage-backed                                      4,126                 144                  -                4,270
       State and municipal                                 20,656               1,124                  -               21,780
                                                        ---------             -------              -----           ----------
       Total securities held to maturity                   26,778               1,441                  -               28,219
                                                         ---------             -------              -----           ----------

    Securities available for sale:
       Federal agencies                                    57,296                 900                  2               58,194
       Mortgage-backed                                     31,227               1,235                  -               32,462
       State and municipal                                 18,623                 908                  -               19,531
       Corporate bonds                                     18,671                 947                  9               19,609
       Restricted stock:
         FHLBA stock                                        2,029                   -                  -                2,039
         Federal Reserve stock                                363                   -                  -                  363
         Other securities                                   4,925                   -                 67                4,858
                                                        ---------             -------              -----           ----------
     Total securities available for sale                  133,134               3,990                 78              137,046
                                                        ---------             -------              -----           ----------
     Total securities                                   $ 159,912             $ 5,431              $  78           $  165,265
                                                        =========             =======              =====           ==========

                                                                                        2001
                                                        ---------------------------------------------------------------------
                                                        Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ---------           ----------         ----------          ----------
    Securities held to maturity:
       Federal agencies                                 $   1,994             $   119              $   -           $    2,113
       Mortgage-backed                                      7,167                 122                  -                7,289
       State and municipal                                 20,313                 467                 28               20,752
                                                        ---------             -------              -----           ----------
      Total securities held to maturity                    29,474                 708                 28               30,154
                                                        ---------             -------              -----           ----------

     Securities available for sale:
       Federal agencies                                    31,198                 496                190               31,504
       Mortgage-backed                                     36,939                 638                  -               37,577
       State and municipal                                 18,353                 543                  1               18,895
       Corporate bonds                                     31,413                 633                 15               32,031
       Restricted stock:
         FHLBA stock                                        2,139                   -                  -                2,139
         Federal Reserve stock                                363                   -                  -                  363
         Other securities                                   4,928                   -                120                4,808
                                                        ---------             -------              -----           ----------
     Total securities available for sale                  125,333               2,310                326              127,317
                                                        ---------             -------              -----           ----------
     Total securities                                   $ 154,807             $ 3,018              $ 354           $  157,471
                                                        =========             =======              =====           ==========


     The amortized cost and estimated fair value of investments in securities at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. The majority of mortgage-backed securities held have a stated final maturity of greater than ten years and these investments are listed separately below.

                                                     Held to Maturity                        Available for Sale
                                               ------------------------------          -----------------------------
                                               Amortized           Estimated           Amortized          Estimated
                                                  Cost             Fair Value             Cost            Fair Value
                                              ----------           ----------          ---------          ----------
     Due in one year or less                   $    400            $    408            $   9,022          $   9,182
     Due after one year
       through five years                         8,912               9,514               62,893             65,098
     Due after five years
       through ten years                          9,663              10,185               22,657             23,036
     Due after ten years                          3,677               3,842                   18                 18
     Mortgage-backed Securities                   4,126               4,270               31,227             32,462
     No stated maturity                               -                   -                7,317              7,250
                                               --------            --------            ---------          ---------
                                               $ 26,778            $ 28,219            $ 133,134          $ 137,046
                                               ========            ========            =========          =========

     Gross realized gains and losses from the call of all securities or the sale of securities available for sale for the years ended December 31, 2002 and 2001 are as follows:

                                               2002                2001
                                               ----                ----
      Realized gains                           $ 39               $ 368
      Realized (losses)                        $  -               $   1

     Proceeds from the maturities, payments, and calls of securities held to maturity were $6,197,000 and $13,645,000 in 2002 and 2001. Proceeds from the maturities, payments, calls, and sales of securities available for sale were $55,467,000 and $62,114,000 in 2002 and 2001. Gains from the call of securities prior to maturity were $36,000 and gains from the sale of securities available for sale were $3,000 in 2002. All gains and losses in 2001 were from the call of securities prior to maturity.

     Securities with a book value of approximately $57,525,000 and $57,320,000 at December 31, 2002 and 2001 were pledged to secure public deposits, repurchase agreements and for other purposes as required by law.

     Corporate bonds consist of high quality debt securities, primarily issued in the financial services industry.

3.  Loans:

     Outstanding loans, excluding loans held for sale, at December 31, 2002 and 2001 were composed of the following (in thousands):

                                                                                   2002                    2001
                                                                                -----------             -----------
     Real Estate loans
       Construction and land development                                        $     9,208             $    10,282
       Secured by farmland                                                            1,485                   1,110
       Secured by 1 - 4 family residential properties                               129,905                 126,607
       Secured by multi-family (5 or more) residential properties                     6,329                   6,385
       Secured by nonfarm, nonresidential properties                                107,263                  88,648
     Loans to farmers                                                                 1,844                   1,452
     Commercial and industrial loans                                                113,575                  98,324
     Consumer loans                                                                  32,008                  36,077
     Loans for nonrated industrial development obligations                            4,745                   6,436
     Deposit overdrafts                                                                  41                      19
                                                                                -----------             -----------
     Loans, net of unearned income                                              $   406,403             $   375,340
                                                                                ===========             ===========

     Certain loans are impaired under FASB Statement No. 114 when, based on current information and events, it is likely that an institution will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the original loan agreement. No additional funds are committed to be advanced in connection with impaired loans.

     The following is a summary of information pertaining to impaired loans (in thousands):

                                                  2002            2001
                                                ---------       ---------
Impaired loans for which an allowance
  has been provided                             $       -       $       -
Impaired loans for which no allowance
  has been provided                                    54             178
                                                ---------       ---------
  Total impaired loans                          $      54       $     178
                                                =========       =========
Allowance provided for impaired loans,
  included in the allowance for loan losses     $       -       $       -
                                                =========       =========


                                                2002      2001     2000
                                                ----      ----     ----

Average balance in impaired loans               $158      $160     $135
                                                ====      ====     ====

Interest income recognized                      $  -      $  -     $  -
                                                ====      ====     ====

     Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $247,000, $453,000 and $79,000 at December 31, 2002, 2001 and 2000,
respectively. If interest on impaired and nonaccrual loans had been accrued, such income would have approximated $20,000, $33,000 and $15,000 for 2002, 2001 and 2000, respectively.

     Loans past due 90 days and still accruing interest amounted to $239,000, $258,000, and $239,000 as of December 31, 2002, 2001 and 2000 , respectively.

     Properties received due to loan foreclosures were $30,000 at December 31, 2002 and $117,000 at December 31, 2001 and are recorded as other assets on the Consolidated Balance Sheets.

     The loan portfolio is concentrated primarily in the immediate geographic region. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 2002.

     An analysis of the allowance for loan losses is as follows (in thousands):

                                                     2002     2001     2000
                                                    -------  -------  -------
     Balance, beginning of year                     $5,334   $4,746   $4,135
     Provision for loan losses charged to expense      873    1,015    1,020
     Charge-offs                                      (740)    (602)    (567)
     Recoveries                                        155      175      158
                                                    -------  -------   ------
     Balance, end of year                           $5,622   $5,334    $4,746
                                                    =======  =======   =======

4.  Premises and Equipment:

     Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                                    As of December 31
                                                                                ------------------------
                                                                                   2002           2001
                                                                                ---------      ---------
     Land                                                                       $  1,604       $  1,583
     Buildings                                                                     7,375          7,213
     Leasehold Improvements                                                          865            537
     Equipment                                                                     8,996          8,176
                                                                                ---------      ---------
                                                                                  18,840         17,509
     Less Accumulated Depreciation                                               (10,673)        (9,652)
                                                                                ---------      ---------
     Total Premises and Equipment, net of accumulated depreciation              $  8,167       $  7,857
                                                                                =========      =========

                                       40

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $1,144,000, $1,171,000 and $1,117,000, respectively.

5. Deposits:

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $60,077,000 and $63,436,000,
respectively.

     At December 31, 2002, the scheduled maturities of CDs are as follows (in thousands):

     2003                $142,761
     2004                  51,622
     2005                  13,968
     2006                  11,819
     2007                   4,247
     Thereafter               122
                         --------
                         $224,539

6.  Borrowings:

     Repurchase agreements of $36,155,000 and $27,177,000 were outstanding at December 31, 2002 and 2001, respectively. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Corporation's control. The maximum balance of repurchase agreements at any month-end during 2002 was $40,091,000 and during 2001 was $32,318,000.

     Under the terms of its collateral agreement with the Federal Home Loan Bank of Atlanta ("FHLBA"), the Bank maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBA. The Bank's FHLBA stock is also pledged to secure these advances. At December 31, 2002 and 2001, such advances (in thousands) mature as follows:

                         2002        Weighted                              2001         Weighted
       Due by          Advance       Average             Due by          Advance        Avereage
     December 31        Amount       Rate              December 31        Amount        Rate
     -----------     -----------     --------          -----------     -----------      --------
        2003         $ 1,000,000       2.14%             2003          $         -           -%
        2004           3,000,000       2.67              2004                    -           -
        2005           2,000,000       3.53              2005                    -           -
        2006           2,000,000       4.08              2006                    -           -
        2007           1,000,000       4.33              2007                    -           -
        2008           8,000,000       5.25              2008            8,000,000        5.25
        2009           5,000,000       5.26              2009            5,000,000        5.26
                     -----------     --------                          -----------      --------
                     $22,000,000       4.45%                           $13,000,000        4.45%
                     ===========     ========                          ===========      ========

     Included in the table above at December 31, 2002 is $13,000,000 of convertible advances whereby the FHLBA has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank had the option to repay these advances if the FHLBA converts the interest rate. These advances are included in the year in which they mature. The Bank has a line of credit equal to 15% of the Bank's assets with the FHLBA that equaled approximately $90,790,000 at December 31, 2002.

7.  Stock Options:

     The Company's 1997 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualified options to the Company's employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan authorizes the issuance of up to 300,000 shares of common stock and has a term of ten years.

     The weighted average fair values of options at their grant date during 2002, 2001 and 2000 were $8.78, $9.03, and $7.25, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted-average of the assumptions used in the model:

                                        2002       2001       2000
                                       ------     ------     ------
     Risk-free interest rate            4.08%      4.52%      6.17%
     Expected years until exercise      5.00       5.50       5.50
     Expected stock volatility         36.76%     40.10%     47.95%

     At December 31, 2002, and 2001, the Corporation had 100,794 shares and 135,694 shares, respectively, of its authorized common stock reserved for its incentive and nonqualified stock option plan. These options vest from immediately to two years and have a maximum term of ten years from the date of the option grant.

     A summary of stock option transactions under the plan follows:

                                             Option          Option Price
                                             Shares           Per Share
                                           ---------        --------------
     Outstanding at December 31, 1999       138,600         $13.69 - 20.00
     Granted                                 17,400         $13.25 - 15.50
     Exercised                                  (71)        $14.00
     Forfeited                               (4,229)        $13.69 - 14.00
                                           ---------
     Outstanding at December 31, 2000       151,700         $13.25 - 20.00
     Granted                                 23,800         $16.50
     Exercised                              (12,550)        $13.25 - 17.19
     Forfeited                              (11,500)        $13.56 - 18.75
                                           --------
     Outstanding at December 31, 2001       151,450         $13.38 - 20.00
     Granted                                 35,700         $19.95 - 26.10
     Exercised                               (3,960)        $14.00 - 17.19
     Forfeited                                 (800)        $14.00 - 15.50
                                           ---------
     Outstanding at December 31, 2002       182,390         $13.38 - 26.10
                                           =========

     The following table summarizes information related to stock options outstanding on December 31, 2002:

                       Number of           Average Life of    Number of Options
Exercise Price    Outstanding Options    Outstanding Options     Exercisable
---------------   -------------------    -------------------  -----------------
$13.38 - $26.10         182,390               7.9 years            167,090


8.  Income Taxes:

     The components of the Corporation's net deferred tax assets as of December 31, 2002 and December 31, 2001, were as follows (in thousands):

                                                                2002              2001
                                                              --------          --------
     Deferred tax assets:
       Allowance for loan losses                              $ 1,912           $ 1,814
       Deferred compensation                                      257               266
       Core deposit intangible                                    354               303
       Pension liability                                          150                16
       Other                                                       11                 5
                                                              --------          --------
       Total deferred tax assets                                2,684             2,404
                                                              --------          --------

     Deferred tax liabilities:
       Depreciation                                               388               265
       Accretion of discount                                       20                14
       Prepaid pension                                            111                 -
       Loan loss recapture                                         81               143
       Net unrealized gains on securities                       1,330               674
       Other                                                      151               151
                                                              --------          --------
       Total deferred tax liabilities                           2,081             1,247
                                                              --------          --------
       Net deferred tax assets before valuation allowance     $   603           $ 1,157
                                                              ========          ========

     The provision for income taxes consists of the following (in thousands):
                                                                2002              2001              2000
                                                              --------          --------          --------
     Taxes currently payable                                  $ 3,870           $ 4,298           $ 3,830
     Deferred tax expense (benefit)                                48              (357)             (415)
                                                              --------          --------          --------
                                                              $ 3,918           $ 3,941           $ 3,415
                                                              ========          ========          ========

     The effective tax rates differ from the statutory federal income tax rates due to the following items:

                                     2002         2001         2000
                                    -------      -------      -------
     Federal statutory rate          34.2 %       34.2 %       34.0 %
     Nontaxable interest income      (4.9)        (4.9)        (4.7)
     Other                            0.0           .2         (1.1)
                                    -------      -------      -------
                                     29.3 %       29.5 %       28.2 %
                                    =======      =======      =======


9.  Earnings Per Share:

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                    2002                           2001                           2000
                                         -------------------------      -------------------------      --------------------------
                                                         Per Share                      Per Share                       Per Share
                                            Shares       Amount            Shares       Amount            Shares        Amount
                                         -----------     ---------      -----------     ---------      -----------     ----------
     Basic earnings per share              5,800,302     $    1.63        5,949,811     $    1.58        6,096,037     $    1.42
     Effect of dilutive securities,
       stock options                          50,047                         23,342                          5,378
                                         -----------                     ----------                    -----------
     Diluted earnings per share            5,850,349     $    1.62        5,973,153     $    1.58        6,101,415     $    1.42
                                         ===========                     ==========                    ===========



10.  Commitments and Contingent Liabilities:

Financial instruments with off-balance-sheet risk:
--------------------------------------------------

     The Corporation is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     The Corporation's exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

     At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                   2002              2001
                                               ------------      ------------
     Financial instruments whose contract
       amounts represent credit risk:
       Commitments to extend credit            $107,771,000      $121,062,000
       Standby letters of credit               $  3,489,000      $  1,000,000

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation, is based on management's credit evaluation of the customer.

     Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed.

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral supporting those commitments if deemed necessary.

     The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. There were no commitments to purchase securities at December 31, 2002 or December 31, 2001.

Concentration of credit risk:
-----------------------------

     The Corporation is principally a local lender and therefore has a significant concentration of residential and commercial real estate loans as well as consumer and commercial business loans to borrowers who reside in and/or which are collateralized by real estate located primarily in our trade area.

Other commitments:
------------------

     The Bank has entered into operating leases for several of its branch and ATM facilities. The minimum annual rental payments under these leases at December 31, 2002, (in thousands) are as follows:


                               Minimum Lease
     Year                        Payments
     ----                      -------------
     2003                          $ 92
     2004                            87
     2005                            59
     2006                            45
     2007                            48
     2008 and thereafter            132

     Rent expense under these leases for each of the years ended December 31, 2002, 2001, and 2000, were $90,000, $89,000, and $53,000, respectively.

     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $3,098,000 at December 31, 2002 and $2,190,000 at December 31, 2001.

     ANB Mortgage Corp. originates and sells residential real estate loans to investors. Based on certain pre-defined criteria, including borrower non-payment or fraud, ANB Mortgage Corp. may be required to repurchase loans back from the investor. Since the inception of ANB Mortgage Corp. no loans have been repurchased.

11.  Related Party Transactions:

     The Corporation's Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The maximum amount of loans outstanding to total loans for officers, directors and their business interests at any month-end during 2002 was 5.3% and during 2001 was 4.5%. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 2002, none of these loans were restructured, nor were any related party loans charged off during 2002.

     An analysis of these loans for 2002 is as follows (in thousands):

           Balance, beginning of year          $ 12,857
           Additions                             37,325
           Repayments                           (28,768)
                                               ---------
           Balance, end of year                $ 21,414
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

     The following table sets forth the plan's funded status as of December 31, 2002 and 2001 (in thousands):

                                                      2002          2001
                                                    --------      --------
     Change in benefit obligation:
       Benefit obligation at beginning of year      $ 4,837       $ 4,122
       Service cost                                     319           274
       Interest cost                                    336           309
       Actuarial (gain) loss                            274           262
       Benefits paid                                   (891)         (130)
                                                    --------      --------
       Benefit obligation at end of year            $ 4,875       $ 4,837
                                                    ========      ========

                                                                       2002        2001
                                                                     --------    --------
     Change in plan assets:
       Fair value of plan assets at beginning of year                $ 4,360     $ 4,453
       Actual return on plan assets                                     (692)       (237)
       Employer contributions                                            654         274
       Benefits paid                                                    (891)       (130)
                                                                     --------    --------
       Fair value of plan assets at end of year                      $ 3,431     $ 4,360
                                                                     ========    ========

       Deferred asset (gain) loss                                    $ 1,037     $   593

     (Accrued) prepaid pension cost:
        Funded status                                                $(1,445)    $  (477)
        Unrecognized net actuarial (gain) loss                         1,871         566
        Unrecognized net obligation at transition                         (5)        (17)
        Unrecognized prior service cost                                  (96)       (120)
                                                                     --------    --------
        (Accrued) benefit cost included in other liabilities         $   325     $   (48)
                                                                     ========    ========


     Amounts recognized in the statement of financial position:
      Prepaid asset                                                 $   325
       Accrued benefit liability                                        (441)
       Deferred income tax benefit                                       150
       Accumulated other comprehensive income, net                       291
                                                                     --------
       Net amount recognized                                         $   325
                                                                     ========

     Major assumptions and net periodic pension cost include the following:
                                                                       2002        2001         2000
                                                                     --------    --------     --------
     Components of net periodic benefit cost:
       Service cost                                                  $   319     $   274      $   238
       Interest cost                                                     337         309          322
       Expected return on plan assets                                   (346)       (356)        (404)
       Amortization of prior service cost                                (24)        (24)         (24)
       Amortization of net obligation at transition                      (12)        (12)         (12)
       Recognized net actuarial gain                                       7           -          (12)
                                                                     --------    --------     --------
       Net periodic benefit cost                                     $   281     $   191      $   108
                                                                     ========    ========     ========

                                                                       2002        2001         2000
                                                                     --------    ---------    --------
     Weighted-average assumptions:
       Discount rate:
         Pre-retirement                                                 6.75%       7.00%        7.50%
         Post-retirement                                                6.00%       6.00%        6.00%

       Expected return on plan assets                                   8.00%       8.00%        8.00%
       Rate of compensation increase                                    4.00%       4.00%        4.00%


     In 1982, the Board of Directors of the Bank adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers' remaining period of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $77,000, $68,000 and $110,000 for years 2002, 2001 and 2000, respectively.

     A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Bank. The Bank matches a portion of the contribution made by employee participants after at least one year of service. The Bank contributed $136,000, $116,000 and $110,000 to the 401(k) plan in 2002, 2001 and
2000, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

13.  Fair Value of Financial Instruments:

     The estimated fair values of the Corporation's assets are as follows (in thousands):

                                                                 December 31, 2002                     December 31, 2001
                                                          ------------------------------           --------------------------
                                                            Carrying              Fair             Carrying            Fair
                                                             Amount               Value             Amount             Value
                                                          ----------          ----------           ----------      ----------
     Financial assets:
       Cash and due from banks                            $   23,478          $   23,478           $   29,149      $   29,149
       Securities, available for sale                        137,046             137,046              127,317         127,317
       Securities held to maturity                            26,778              28,219               29,474          30,154
       Loans held for sale                                     1,285               1,285                  253             253
       Loans, net of allowance                               400,781             408,792              370,006         376,929
       Accrued interest receivable                             3,556               3,556                3,490           3,490

     Financial liabilities:
       Deposits                                           $  473,562          $  474,102           $  464,012      $  466,455
       Repurchase agreements                                  36,155              36,155               27,177          27,177
       Other borrowings                                       22,000              24,884               13,000          13,656
       Accrued interest payable                                1,065               1,065                1,424           1,424

     Off balance sheet instruments:
       Commitments to extend credit                                -                   -                    -               -
       Standby letters of credit                                   -                  35                    -              10


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and cash equivalents. The carrying amount is a reasonable estimate of fair value.

Securities. Fair values are based on quoted market prices or dealer quotes. The carrying value of restricted stock approximates fair value.

Loans held for sale. The carrying amount is a reasonable estimate of fair value.

Loans. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued interest receivable. The carrying amount is a reasonable estimate of fair value.

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

Other borrowings. The fair vales of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest payable. The carrying amount is a reasonable estimate of fair value.

Off balance sheet instruments. The fair value of commitments to extend credit is estimated using the fees currently charged (if any) to enter into agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Fees are generally not charged to extend credit. All such commitments were subject to current market rates and pose no known credit exposure. As a result, no fair value has been estimated for these commitments. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

     The Corporation assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

14.  Dividend Restrictions and Regulatory Capital:

     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

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

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2002, the Corporation's Tier I and total capital ratios were 14.41% and 15.49%, respectively. At December 31, 2001, these ratios were 14.32% and 15.56%, respectively. The ratios for both years were well in excess of the regulatory requirements. Management believes, as of December 31, 2002, that the Corporation and the Bank meet all regulatory capital adequacy requirements to which they are subject.

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

     The following table provides summary information regarding regulatory capital (in thousands):

                                                                                                                  To Be Well
                                                                                    Minimum                    Capitalized Under
                                                                                    Capital                    Prompt Corrective
                                                    Actual                        Requirement                  Action Provisions
                                            -----------------------         ----------------------            --------------------
                                             Amount          Ratio           Amount         Ratio              Amount       Ratio
                                             ------          -----           ------         -----              ------       -----
     As of December 31, 2002
       Total Capital
         Corporation                        $ 72,021         15.63%         $ 36,863         >8.0%
         Bank                                 69,328         15.06%           36,816         >8.0%            $ 46,020      >10.0%

       Tier I Capital
         Corporation                          66,399         14.41%           18,431         >4.0%
         Bank                                 64,359         13.98%           18,408         >4.0%              27,612       >6.0%

       Leverage Capital
         Corporation                          66,399         11.00%           18,103         >3.0%
         Bank                                 64,359         10. 68%          18,076         >3.0%              30,126       >5.0%


                                                                                                                  To Be Well
                                                                                    Minimum                    Capitalized Under
                                                                                    Capital                    Prompt Corrective
                                                    Actual                        Requirement                  Action Provisions
                                            -----------------------         ----------------------            --------------------
                                             Amount          Ratio           Amount         Ratio              Amount       Ratio
                                             ------          -----           ------         -----              ------       -----
     As of December 31, 2001
       Total Capital
         Corporation                        $ 67,187         15.56%         $ 34,544         >8.0%
         Bank                                 65,260         15.13%           34,505         >8.0%            $ 43,131      >10.0%

       Tier I Capital
         Corporation                          61,853         14.32%           17,272         >4.0%
         Bank                                 60,569         14.04%           17,253         >4.0%              25,879       >6.0%

       Leverage Capital
         Corporation                          61,853         10.96%           16,927         >3.0%
         Bank                               $ 60,569         10.75%         $ 16,903         >3.0%              28,172       >5.0%


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

     Trust and investment services include estate and trust planning and administration and investment management for various entities. The trust and investment services division of the Bank manages trusts, estates and purchases equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

     Segment information for the years 2002, 2001 and 2000 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                                            2002
                                                  -----------------------------------------------------------------------
                                                                 Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  35,135      $       -       $   31           $ (31)        $  35,135
     Interest expense                                12,310              -           31             (31)           12,310
     Non-interest income - external customers         2,564          2,516          632               -             5,712
     Non-interest income - internal customers             -             48            -             (48)                -
     Operating income before income taxes            11,798          1,543           38               -            13,379
     Depreciation and amortization                    1,570             21            3               -             1,594
     Total assets                                   605,767              -           92               -           605,859
     Capital expenditures                         $   1,331      $      16       $  123           $   -             1,470

                                                                                            2001
                                                  -----------------------------------------------------------------------
                                                                 Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  39,820      $       -       $   30           $ (30)        $  39,820
     Interest expense                                17,502              -           30             (30)           17,502
     Non-interest income - external customers         2,509          2,569          590               -             5,668
     Non-interest income - internal customers             -             54            -             (54)                -
     Operating income before income taxes            11,697          1,656            4               -            13,357
     Depreciation and amortization                    1,586             25           10               -             1,621
     Total assets                                   572,820              -           67               -           572,887
     Capital expenditures                         $   1,141      $      16       $    1           $   -             1,158

                                                                                            2000
                                                  -----------------------------------------------------------------------
                                                                 Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  38,606      $       -       $   22           $ (22)        $  38,606
     Interest expense                                17,343              -           22             (22)           17,343
     Non-interest income - external customers         1,772          2,658          341               -             4,771
     Non-interest income - internal customers             -             54            -             (54)                -
     Operating income before income taxes            10,588          1,791         (288)              -            12,091
     Depreciation and amortization                    1,516             40           11               -             1,567
     Total assets                                   541,273              -          116               -           541,389
     Capital expenditures                         $     906      $      19       $    9           $   -               934


16.  Parent Company Financial Information:

     Condensed parent company financial information is as follows (in thousands):

                                                        As of December 31
                                                      ----------------------
     Condensed Balance Sheets                           2002          2001
     ------------------------                         --------      --------
     Assets
       Cash                                           $  1,782      $  1,126
       Investment in Subsidiary                         68,369        63,791
       Other Assets                                        585           480
                                                      --------      --------
       Total Assets                                   $ 70,736      $ 65,397
                                                      ========      ========

     Liabilities                                      $      -      $      -
     Shareholders' Equity                               70,736        65,397
                                                      --------      --------
       Total Liabilities and Shareholders' Equity     $ 70,736      $ 65,397
                                                      ========      ========

                                                               For the Year Ended
                                                                   December 31
                                                      -------------------------------------
     Condensed Statements of Income                     2002          2001          2000
     ------------------------------                   ---------     ---------     ---------
     Dividends from Subsidiary                        $  6,000      $  8,985      $  4,640
     Income                                                 10             -             -
     Expenses                                             (145)         (105)         (140)
                                                      ---------     ---------     ---------
     Income Before Equity in Undistributed
       Earnings of Subsidiary                            5,865         8,880         4,500
     Equity in Undistributed Earnings
       of Subsidiary                                     3,596           535         4,176
                                                      ---------     ---------     ---------
     Net Income                                       $  9,461      $  9,415      $  8,676
                                                      =========     =========     =========

                                                               For the Year Ended
                                                                   December 31
                                                      -------------------------------------
     Condensed Statements of Cash Flows                 2002          2001          2000
     ----------------------------------               ---------     ---------     ---------
     Cash provided by dividends received
       from Subsidiary                                $  6,000      $  8,985      $  4,640
     Cash used for payment of dividends                 (4,117)       (3,924)       (3,564)
     Cash used for repurchase of stock                  (1,049)       (4,600)         (564)
     Other                                                (178)           53          (111)
                                                      ---------     ---------     ---------
     Net increase in cash                             $    656      $    514      $    401
                                                      =========     =========     =========

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2003                     AMERICAN NATIONAL BANKSHARES INC.


                                   By:   /s/  Brad E. Schwartz
                                   -------------------------------------------
                                   Senior Vice President, Secretary, Treasurer
                                   & Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2003.


/s/  Charles H. Majors
-----------------------------     President and
Charles H. Majors                 Chief Executive Officer

/s/  Willie G. Barker, Jr.        Director
-----------------------------
Willie G. Barker, Jr.

/s/  Richard G. Barkhouser        Director
-----------------------------
Richard G. Barkhouser

/s/  Fred A. Blair                Director
-----------------------------
Fred A. Blair

/s/  Ben J. Davenport, Jr.        Director
-----------------------------
Ben J. Davenport, Jr.

/s/  H. Dan Davis                 Director
-----------------------------
H. Dan Davis

/s/  Michael P. Haley             Director
-----------------------------
Michael P. Haley

/s/  Lester A. Hudson, Jr.        Director
-----------------------------
Lester A. Hudson, Jr.

/s/  E. Budge Kent, Jr.           Director
-----------------------------
E. Budge Kent, Jr.

/s/  Fred B. Leggett, Jr.         Director
-----------------------------
Fred B. Leggett, Jr.

/s/  Franklin W. Maddux           Director
-----------------------------
Franklin W. Maddux

/s/  James A. Motley              Director
-----------------------------
James A. Motley

/s/  Claude B. Owen, Jr.          Director
-----------------------------
Claude B. Owen, Jr.

/s/  Brad E. Schwartz
-----------------------------     Senior Vice President, Secretary, Treasurer
Brad E. Schwartz                  & Chief Financial Officer

Exhibit (99)(a)  SECTION 302 CERTIFICATION*

I, Charles H. Majors, certify that:

     1. I have reviewed this annual report on Form 10-K of American National Bankshares Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 11, 2003


/s/  Charles H. Majors
-------------------------------------
Charles H. Majors,
President and Chief Executive Officer

Exhibit (99)(b)  SECTION 302 CERTIFICATION*

I, Brad E. Schwartz, certify that:

     1. I have reviewed this annual report on Form 10-K of American National Bankshares Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 11, 2003


/s/  Brad E. Schwartz
-------------------------------------------
Brad E. Schwartz,
Senior Vice President, Secretary, Treasurer
& Chief Financial Officer