Form 10-Q
period 2003-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2003-05-14
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003
                                                           --------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
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
Yes   X   No
    -----    -----


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X   No
    -----    -----


     At May 13, 2003, 5,710,866 shares of the registrant's common stock, $1 par value, were outstanding.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2003
             and December 31, 2002..................................................3

           Consolidated Statements of Income for the three months
             ended March 31, 2003 and 2002..........................................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002..........................................5

           Notes to Consolidated Financial Statements...............................6

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.............................................11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............17

  Item 4.  Controls and Procedures.................................................18

Part II.   Other Information.......................................................19

SIGNATURES ........................................................................19

Section 302 Certifications.........................................................20

Exhibits...........................................................................22


                                          Consolidated Balance Sheets
                                American National Bankshares Inc. and Subsidiary
                                                 (In Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)      (Audited)
                                                                                 March 31        December 31
                                                                                    2003            2002
                                                                                ------------     ------------
ASSETS
Cash and due from banks.........................................................$   15,962       $   16,757
Interest-bearing deposits in other banks........................................     2,045            6,720

Securities available for sale, at fair value....................................   138,578          137,046
Securities held to maturity (market value of $27,642 at
  March 31, 2003 and $28,219 at December 31, 2002)..............................    25,975           26,778
                                                                                -----------      -----------
                                                                                   164,553          163,824
                                                                                -----------      -----------

Loans held for sale.............................................................     1,576            1,285

Loans, net of unearned income ..................................................   419,752          406,403
Less allowance for loan losses..................................................    (5,771)          (5,622)
                                                                                -----------      -----------
  Net loans.....................................................................   413,981          400,781
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $10,964 in 2003 and $10,673 in 2002...........................     7,982            8,167
Core deposit intangibles........................................................     1,271            1,384
Accrued interest receivable and other assets....................................     6,807            6,941
                                                                                -----------      -----------
  Total assets..................................................................$  614,177       $  605,859
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   63,642       $   69,102
  Demand deposits -- interest bearing...........................................    61,536           62,680
  Money market deposits.........................................................    46,545           43,831
  Savings deposits..............................................................    79,458           73,410
  Time deposits.................................................................   231,896          224,539
                                                                                -----------      -----------
  Total deposits................................................................   483,077          473,562
                                                                                -----------      -----------

  Repurchase agreements.........................................................    34,803           36,155
  FHLB borrowings...............................................................    21,500           22,000
  Accrued interest payable and other liabilities................................     3,880            3,406
                                                                                -----------      -----------
  Total liabilities.............................................................   543,260          535,123
                                                                                -----------      -----------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding...........................................................         -                -
   Common stock, $1 par, 10,000,000 shares authorized,
     5,745,816 shares outstanding at March 31, 2003
     and 5,780,816 shares outstanding at December 31, 2002......................     5,746            5,781
   Capital in excess of par value...............................................     9,514            9,571
   Retained earnings............................................................    53,597           53,093
   Accumulated other comprehensive income.......................................     2,060            2,291
                                                                                -----------      -----------
   Total shareholders' equity...................................................    70,917           70,736
                                                                                -----------      -----------
   Total liabilities and shareholders' equity...................................$  614,177       $  605,859
                                                                                ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                        Consolidated Statements of Income
                                American National Bankshares Inc. and Subsidiary
                                                 (In Thousands)
                                                   (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,559      $   6,749
  Interest on deposits in other banks...........................................       25             82
  Income on securities:
    Federal agencies............................................................      549            427
    Mortgage-backed.............................................................      454            656
    State and municipal.........................................................      469            456
    Other investments...........................................................      346            431
                                                                                ----------     ----------
    Total interest income.......................................................    8,402          8,801
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       68            119
    Money market................................................................      139            190
    Savings.....................................................................      225            265
    Time........................................................................    1,720          2,530
  Interest on repurchase agreements.............................................      125            149
  Interest on other borrowings..................................................      242            171
                                                                                ----------     ----------
    Total interest expense......................................................    2,519          3,424
                                                                                ----------     ----------
Net Interest Income.............................................................    5,883          5,377
Provision for Loan Losses.......................................................      240            183
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,643          5,194
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      606            666
  Service charges on deposit accounts...........................................      423            365
  Other fees and commissions....................................................      228            196
  Mortgage banking income.......................................................      128             82
  Securities gains, net.........................................................        2             19
  Other income..................................................................       75             67
                                                                                ----------     ----------
    Total non-interest income...................................................    1,462          1,395
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,721          1,553
  Pension and other employee benefits...........................................      448            375
  Occupancy and equipment.......................................................      641            612
  Core deposit intangible amortization .........................................      112            112
  Other.........................................................................      887            846
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,809          3,498
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,296          3,091
Income Tax Provision............................................................      962            892
                                                                                ----------     ----------
Net Income......................................................................$   2,334      $   2,199
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .41      $     .38
Diluted.........................................................................$     .40      $     .38
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,756,094      5,821,367
Diluted.........................................................................5,817,153      5,852,000
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       Consolidated Statements of Cash Flows
                                 American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                        March 31
                                                                                   2003           2002
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   2,334      $   2,199
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................      240            183
  Depreciation..................................................................      291            297
  Core deposit intangible amortization..........................................      112            112
  Amortization (accretion) of bond premiums and discounts.......................      208             38
  Gain on sale or call  of securities...........................................       (2)           (19)
  Gain on loans held for sale...................................................     (128)           (82)
  Proceeds from sales of loans held for sale....................................    6,985          3,338
  Originations of loans held for sale...........................................   (7,148)        (3,927)
  Deferred income taxes provision (benefit).....................................       13            (54)
  Increase in interest receivable...............................................     (646)           (20)
  Decrease (increase) in other assets...........................................      884           (453)
  Decrease in interest payable..................................................      (66)          (122)
  Increase in other liabilities.................................................      541            840
                                                                                ----------     ----------
  Net cash provided by operating activities.....................................    3,618          2,330
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........   17,917         18,267
  Proceeds from sales of securities available for sale..........................        -          1,053
  Proceeds from maturities and calls of securities held to maturity.............      802          2,804
  Purchases of securities available for sale....................................  (20,003)       (11,012)
  Purchases of securities held to maturity......................................        -         (1,209)
  Net increase in loans.........................................................  (13,440)        (5,718)
  Purchases of bank property and equipment......................................     (106)          (794)
                                                                                ----------     ----------
  Net cash (used in) provided by investing activities...........................  (14,830)         3,391
                                                                                ----------     ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................    2,158        (10,129)
  Net increase in time deposits.................................................    7,357          3,186
  Net (decrease) increase in repurchase agreements..............................   (1,352)         7,542
  Net decrease in FHLB borrowings...............................................     (500)             -
  Cash dividends paid...........................................................   (1,033)          (990)
  Repurchase of stock...........................................................     (889)          (132)
  Proceeds from exercise of stock options.......................................        -              6
                                                                                ----------     ----------
  Net cash provided by (used in) financing activities...........................    5,741           (517)
                                                                                ----------     ----------

Net (Decrease) Increase in Cash and Cash Equivalents............................   (5,471)         5,204

Cash and Cash Equivalents at Beginning of Period................................   23,478         29,149
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  18,007      $  34,353
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.......................................................$  15,962      $  11,468
  Interest-bearing deposits in other banks......................................    2,045         22,885
                                                                                ----------     ----------
                                                                                $  18,007      $  34,353
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   2,585      $   3,546
  Income taxes paid.............................................................$       -      $       3
  Transfer of loans to other real estate owned..................................$       -      $       -

The accompanying notes to consolidated financial statements are an integral part of these statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 2003, its cash flows for the three months then ended, and the results of its operations for the three months then ended. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

     The Corporation's critical accounting policies are listed below. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 2002 Annual Report on Form 10-K.

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

     The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

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

Stock Based Compensation

     At March 31, 2003, the Corporation has a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months ended March 31, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.


(Dollars in thousands except per share amounts)       March 31, 2003     March 31, 2002
------------------------------------------------      --------------     --------------
Net income, as reported                                   $ 2,334             $ 2,199

Deduct:
  Total stock-based employee compensation
    expense determined based on fair value
    method of awards, net of tax                              (27)                 (7)
                                                          --------            --------
Pro forma net income                                      $ 2,307             $ 2,192

Basic earnings per share:
  As reported                                             $   .41             $   .38
  Pro forma                                               $   .40             $   .38

Diluted earning per share:
  As reported                                             $   .40             $   .38
  Pro Forma                                               $   .40             $   .37


     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002: price volatility of 36.76%, risk-free interest rates of 4.08%, and expected lives of 5 years. There were no grants during the first three months of 2003.

Non-GAAP Presentations

     This management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under generally accepted accounting principals, or "GAAP".

NEW ACCOUNTING PRONOUNCEMENTS

     No new accounting pronouncements have been issued since December 31, 2002. Refer to the Corporation's December 31, 2002 Annual Report on Form 10-K for previously announced accounting pronouncements.

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three months ended March 31, 2003 and 2002:

                                                    Three Months Ended
                                                         March 31
                                               -----------------------------
                                                   2003             2002
                                               ------------     ------------
Net Income                                     $ 2,334,000      $ 2,199,000
Unrealized losses on securities available
  for sale, net of tax expense                    (231,000)        (728,000)
                                               ------------     ------------
Total comprehensive income                     $ 2,103,000      $ 1,471,000
                                               ============     ============

SEGMENT AND RELATED INFORMATION

     The Corporation adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. Reportable segments include community banking and trust and investment services.

     Community banking involves making loans to and generating deposits from individuals and businesses in the Bank's general market area. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is another major source of income. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets and liabilities and operating results of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the community banking segment. ANB Mortgage Corp. performs secondary mortgage banking and ANB Services Corp. performs retail investment and insurance sales.

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

     Unaudited segment information for the three month periods ended March 31, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                      Three Months Ended March 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $   8,402     $        -     $  11        $ (11)      $  8,402
Interest expense                                             2,519              -        11          (11)         2,519
Non-interest income - external customers                       671            606       185            -          1,462
Non-interest income - internal customers                         -             12         -          (12)             -
Operating income before income taxes                         2,982            299        15            -          3,296
Depreciation and amortization                                  395              6         2            -            403
Total assets                                               614,127              -        50            -        614,177
Capital expenditures                                           103              3         -            -            106

                                                      Three Months Ended March 31, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $   8,801     $        -     $   6        $  (6)      $  8,801
Interest expense                                             3,424              -         6           (6)         3,424
Non-interest income - external customers                       592            666       137            -          1,395
Non-interest income - internal customers                         -             13         -          (13)             -
Operating income before income taxes                         2,657            446       (12)           -          3,091
Depreciation and amortization                                  400              8         1            -            409
Total assets                                               574,488              -        71            -        574,559
Capital expenditures                                           794              -         -            -            794


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


                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first three months of 2003 was $2,334,000, an increase of 6.1% over the $2,199,000 earned during the same period of 2002. On a basic and diluted per share basis, net earnings totaled $0.41 and $0.40, respectively, for the first three months of 2003. This compared favorably to the $0.38 in basic and diluted earnings per share recorded for the first three months of 2002. Both earnings per share measurement increases were due to a combination of improved net interest income combined with a lower number of shares outstanding due to stock repurchases under the Corporation's outstanding stock repurchase program.

     On an annualized basis, return on average total assets was 1.55% for the first three months of 2003 compared to 1.56% for the same period in 2002. Annualized return on average common shareholders' equity was 13.23% and 13.32% for the first three months of 2003 and 2002, respectively.

     Net interest income after provision for loan losses increased $449,000, or 8.6%, for the first three months of 2003 compared to the same period in 2002 due to an improvement in the interest rate spread and overall growth in assets and liabilities. For the same comparative period, non-interest income excluding securities gains increased by $84,000, led by growth in service charges and mortgage banking fees. Non-interest expense increased by $311,000 for the first three months of 2003 compared to the same period in 2002 due primarily to increases in salary and employee benefit expenses.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $6,124,000 for the first three month period ending March 31, 2003 compared to $5,624,000 for the same period of 2002, an increase of 8.9%. The interest rate spread increased to 3.84% from 3.61%, and the net yield on earning assets increased to 4.24% from 4.17% in the first three months of 2003 compared to the same period of 2002.

     Yields on earning assets declined due to decreases in interest rate indexes which are used to price commercial loans, the scheduled re-pricing of variable rate real estate loans to lower rates, the reinvestment of investment portfolio cash flows into lower yielding investments, and the addition of new loans at lower market rates of interest. As rates declined year-to-year, management substantially reduced interest-bearing deposits in other banks, which typically have a lower yield than other interest-earning assets. Interest-bearing liability costs declined at a faster pace when compared to the previous year, as management took aggressive steps to reprice interest-bearing deposit accounts. This, coupled with the maturity-based repricing of certificates of deposit, accounted for the 26.4% decline in interest expense.

     Average interest-earning assets increased 7.0%, or $37,814,000 while average interest-bearing liabilities grew 6.1%, or $27,105,000 between March 31, 2002 and March 31, 2003. During this time low cost non-interest bearing demand deposit growth funded the majority of the difference between earning asset growth and interest bearing deposit growth, represented 37.5% of total deposit growth and now represents 12.8% of total deposits. These positive developments in the balance sheet mix, coupled with the aggressive stance on deposit costs, produced the improved interest rate spread.

     During the first three months of 2003, the Federal Reserve held interest rates unchanged, yet they were below the rates of one year prior. These historically low rates kept the prime lending rate at 4.25% during the three months ending March 31, 2003, which was lower than the 4.75% prime lending rate during the same period of 2002. Many of the Corporation's assets reprice at the prime lending rate or at a rate based on the rates on U.S. Treasury securities. While the Corporation's balance sheet is liability-sensitive, many liabilities have approached pricing floors while assets continue to reprice or be booked at lower yields.

     When compared to the fourth quarter of 2002, the interest rate spread and net yield on earning assets in the first quarter of 2003 increased with a positive trend noted. The interest rate spread improved from 3.77% in the fourth quarter of 2003 to 3.84% during the first quarter of 2003. The net yield on earning assets improved from 4.22% in the fourth quarter of 2002 to 4.24% during the first quarter of 2003. This improvement was due to several factors including faster growth in earning assets, a higher level of time deposits repricing to lower market interest rates, growth in non-interest bearing demand deposits and management's overall focus on managing the margin during the ongoing low rate period experienced in 2003.

     The following tables demonstrate fluctuations in net interest income and the related yields for the first three months of 2003 compared to similar prior year periods.


     The following is an analysis of net interest income, on a taxable equivalent basis.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):


                                                                            Interest
For three months ended March 31            Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2003           2002           2003           2002         2003         2002
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 201,669      $ 157,350      $   2,976      $  2,617         5.90%        6.65%
  Mortgage                              179,076        182,750          2,800         3,221         6.25         7.05
  Consumer                               29,504         36,800            807           941        10.94        10.23
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           410,249        376,900          6,583         6,779         6.42         7.19
                                      ----------     ----------     ----------     ---------     --------     --------

Investment securities:
  Federal agencies                       58,390         33,966            549           427         3.76         5.03
  Mortgage-backed                        35,279         42,301            454           656         5.15         6.20
  State and municipal                    39,618         37,648            669           650         6.75         6.91
  Other investments                      24,816         28,668            363           454         5.85         6.33
                                      ----------     ----------     ----------     ---------     --------     --------
  Total investment securities           158,103        142,583          2,035         2,187         5.15         6.14
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   8,863         19,918             25            82         1.13         1.65
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         577,215        539,401          8,643         9,048         5.99         6.71
                                      ----------     ----------     ----------     ---------     --------     --------
Other non-earning assets                 26,455         24,386
                                      ----------     ----------
  Total assets                        $ 603,670      $ 563,787
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  62,618      $  60,024             68           119          .43          .79
  Money market                           46,459         38,983            139           190         1.20         1.95
  Savings                                76,193         66,687            225           265         1.18         1.59
  Time                                  227,446        233,203          1,720         2,530         3.02         4.34
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       412,716        398,897          2,152         3,104         2.09         3.11

Repurchase agreements                    34,615         30,076            125           149         1.44         1.98
Other borrowings                         21,747         13,000            242           171         4.45         5.26
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         469,078        441,973          2,519         3,424         2.15         3.10
                                                                    ----------     ---------     ---------    --------

Demand deposits                          60,831         52,541
Other liabilities                         3,185          3,214
Shareholders' equity                     70,576         66,059
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 603,670      $ 563,787
                                      ==========     ==========

Interest rate spread                                                                                3.84%        3.61%
                                                                                                 ========     ========

Net interest income                                                 $   6,124      $  5,624
                                                                    ==========     =========

Taxable equivalent adjustment                                       $     241      $    247
                                                                    ==========     =========

Net yield on earning assets                                                                          4.24%       4.17%
                                                                                                 =========    ========


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

     The provision for loan losses was $240,000 for the first three months of 2003 versus $183,000 for the same period in 2002. Net charged off loans were $91,000 for the first three months of 2003 versus $94,000 for the same period in 2002. The annualized ratio of net charge-offs to average outstanding loans was ..09% in 2003 and .10% in 2002. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.

     The reserve for loan losses totaled $5,771,000 at March 31, 2003, an increase of 2.7% over the $5,622,000 recorded at December 31, 2002. The ratio of reserves to loans, less unearned discount, was 1.37% at March 31, 2003 versus 1.38% at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at March 31, 2003.

NON-INTEREST INCOME

     Non-interest income for the first three months of 2003 was $1,462,000, an increase of 4.8% from $1,395,000 reported in the same period of 2002. The comparative increase was due to increase in service charge income, mortgage banking fees, and other fees and commissions which offset the market-driven decline in trust and investment services revenue. Service charges on deposit accounts grew 15.9% or $58,000 in the first three months of 2003 when compared to the same period in 2002. Mortgage banking revenue increased 56.1% or $46,000 in the first three months of 2003 when compared to the same period in 2002.

     Trust and investment services income of $606,000 during the first three months of 2003 was down 9.0% compared to the same period in 2002. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity markets continues to affect trust financial performance. The Bank's trust division managed accounts whose market values approximated $291,000,000 at March 31, 2003, compared to $332,000,000 one year prior, a 12.3% decline in asset value. The growth in new trust business and increased management fees slightly offset the continued low valuations in the financial markets, which negatively impacted asset values under management.


NON-INTEREST EXPENSE

     Non-interest expense for the first three months of 2003 was $3,809,000, an 8.9% increase from the $3,498,000 reported for the same period last year. Salaries increased 10.8% from the same period last year to $1,721,000 in 2003 while pension and other employee benefits increased 19.5% to $448,000. The salary increase is due to the growth in staff in the areas of trust and investment services and lending, the accrual for incentive compensation which was not accrued in the prior period, and overall annual salary increases. Occupancy and equipment increased $29,000, or 4.7%, for the first three months of 2003 from the same period in 2002. These increases were primarily the result of the Henry County, Virginia office that opened in March 2002, increased technology software and hardware costs, and increases in building maintenance expenses.

     Core deposit intangible amortization of $112,000 for the first three months of 2003 and 2002 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 50.29% and 49.97% for the three months ended March 31, 2003 and 2002, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 50% range while the majority of the industry remains in the 60-70% range.


INCOME TAX PROVISION

     The income tax provision for the first three months of 2003 was $962,000, an increase of $70,000 from $892,000 reported a year earlier. The effective tax rate for the first three months of 2003 was 29.2% compared to 28.9% for the same period of 2002.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets increased 1.4% to $614,177,000 at March 31, 2003 when compared to assets of $605,859,000 at December 31, 2002. On an annual basis total assets increased 6.9% at March 31, 2003 when compared to assets of $574,559,000 at March 31, 2002.

     For the first three months of 2003 asset growth has been concentrated in the loan portfolio. Loans grew 3.3% or $13,349,000 to $419,752,000 at March 31, 2003, up from $406,403,000 at December 31, 2002. Loan growth has been concentrated in the commercial and commercial real estate sectors of the portfolio. The funding for the loan growth was through both deposit growth and a decline in interest-bearing deposits in other banks. Total deposits grew 2.0% or $9,515,000 to $483,077,000 at March 31, 2003 when compared to $473,562,000 at
December 31, 2002. Deposits grew in time deposits, savings accounts and money market deposit accounts, with declines in demand deposit accounts. Interest-bearing deposits in other banks declined 69.6% or $4,675,000 from December 31, 2002 to March 31, 2003.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at March 31, 2003 were $448,000 compared with $301,000 at December 31, 2002, and $771,000 on March 31, 2002. Loans on accrual status and past due 90 days or more at March 31, 2003 were $214,000 compared with $239,000 at December 31, 2002, and $171,000 on March 31,
2002. There were no loans classified as troubled debt restructurings on March 31, 2003, December 31, 2002 or March 31, 2002.

     Total non-performing loans as a percentage of total loans were 0.16% at March 31, 2003, 0.13% at December 31, 2002, and 0.25% at March 31, 2002. The
Corporation's total non-performing loans are considered low by industry standards.

     Properties received due to loan foreclosures were $30,000 at March 31, 2003, $30,000 at December 31, 2002, and $117,000 at March 31, 2002.

     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans as of March 31, 2003, if all such loans had been accruing interest at the original contractual rate, was $13,000 for the three month period ending March 31, 2003. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

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

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 18.3% at March 31, 2003 and 19.1% at December 31, 2002. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $92,038,000 with $71,538,000 available at March 31, 2003. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $21,500,000 at March 31, 2003 and $22,000,000 at December 31, 2002. The Bank has nine fixed rate term borrowing contracts outstanding as of March 31, 2003, with the following final maturities:

               Amount            Expiration Date
             ---------           ---------------
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

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of March 31, 2003 and December 31, 2002 were commitments to extent credit and standby letters of credit only. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     Commitments to extend credit, which amount to $110,909,000 at March 31, 2003 and $107,771,000 at December 31, 2002, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     No commitments to purchase securities existed on March 31, 2003 and December 31, 2002.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2003 and December 31, 2002, the Bank had $3,704,000 and $3,489,000 respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2002, to March 31, 2003:

     Equity, December 31, 2002                                 $ 70,736,000

     Net earnings                                                 2,334,000
     Repurchase of common stock                                    (889,000)
     Cash dividends paid                                         (1,033,000)
     Net change in accumulated other comprehensive income          (231,000)
                                                               -------------
     Equity, March 31, 2003                                    $ 70,917,000
                                                               =============


     During the first quarter of 2003, the Corporation declared and paid a quarterly cash dividend of $.18 per share. The dividend totaled $1,033,000 and represented a 44.3% payout of first quarter 2003 net income.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2002, and 250,000 shares between August 21, 2002 and August 19, 2003. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 35,000 shares during the first quarter of 2003 and total 374,466 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 2003 the Corporation had a ratio of 14.23% for Tier I and a ratio of 15.45% for total capital. At December 31, 2002 these ratios were 14.41% and 15.63%, respectively.


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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31, 2003 and December 31, 2002 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

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

       2.  Changes in securities and use of proceeds
             None

       3.  Defaults upon senior securities
             None

       4.  Results of votes of security holders
             None

       5.  Other information
             None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits -

                 99.1  Section 906 Certification of Charles H. Majors, President
                         and CEO

                 99.2  Section 906 Certification of Brad E. Schwartz, Senior
                         Vice President and CFO

           (b) Reports on Form 8-K:

                 Amended Bylaws dated April 22, 2003, filed April 23, 2003


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.



                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - May 13, 2003                President and Chief Executive Officer




                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - May 13, 2003                Secretary-Treasurer (Chief Financial Officer)

SECTION 302 CERTIFICATION
-------------------------

I, Charles H. Majors, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American National Bankshares Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



/s/  Charles H. Majors
-------------------------------------
Charles H. Majors,
President and Chief Executive Officer

SECTION 302 CERTIFICATION
-------------------------

I, Brad E. Schwartz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American National Bankshares Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003



/s/  Brad E. Schwartz
-------------------------------------------------
Brad E. Schwartz,
Senior Vice President and Chief Financial Officer