Form 10-Q
period 2003-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2003-08-12
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2003
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


     At August 12, 2003, 5,671,467 shares of the registrant's common stock, $1 par value, were outstanding.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2003
             and December 31, 2002..................................................3

           Consolidated Statements of Income for the three months
             ended June 30, 2003 and 2002...........................................4

           Consolidated Statements of Income for the six months
             ended June 30, 2003 and 2002...........................................5

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2003 and 2002...........................................6

           Notes to Consolidated Financial Statements...............................7

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.............................................11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............22

  Item 4.  Controls and Procedures.................................................22

Part II.  Other Information........................................................23

SIGNATURES ........................................................................24

Exhibits...........................................................................25


                                          Consolidated Balance Sheets
                                American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
-------------------------------------------------------------------------------------------------------------


                                                                                 (Unaudited)       (Audited)
                                                                                   June 30        December 31
                                                                                     2003             2002
                                                                                ------------     ------------
ASSETS
Cash and due from banks.........................................................$   12,039       $   16,757
Interest-bearing deposits in other banks........................................     7,953            6,720

Securities available for sale, at fair value....................................   140,550          137,046
Securities held to maturity (market value of $25,915 at
  June 30, 2003 and $28,219 at December 31, 2002)...............................    24,105           26,778
                                                                                -----------      -----------
                                                                                   164,655          163,824
                                                                                -----------      -----------

Loans held for sale.............................................................     2,106            1,285

Loans, net of unearned income ..................................................   432,647          406,403
Less allowance for loan losses..................................................    (5,991)          (5,622)
                                                                                -----------      -----------
  Net loans.....................................................................   426,656          400,781
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $11,257 in 2003 and $10,673 in 2002...........................     7,930            8,167
Core deposit intangibles........................................................     1,159            1,384
Accrued interest receivable and other assets....................................     8,802            6,941
                                                                                -----------      -----------
  Total assets..................................................................$  631,300       $  605,859
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   68,166       $   69,102
  Demand deposits -- interest bearing...........................................    60,943           62,680
  Money market deposits.........................................................    44,634           43,831
  Savings deposits..............................................................    81,840           73,410
  Time deposits.................................................................   234,588          224,539
                                                                                -----------      -----------
  Total deposits................................................................   490,171          473,562
                                                                                -----------      -----------

  Repurchase agreements.........................................................    46,062           36,155
  FHLB borrowings...............................................................    21,500           22,000
  Accrued interest payable and other liabilities................................     3,269            3,406
                                                                                -----------      -----------
  Total liabilities.............................................................   561,002          535,123
                                                                                -----------      -----------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding...........................................................         -                -
   Common stock, $1 par, 10,000,000 shares authorized,
     5,680,909 shares outstanding at June 30, 2003
     and 5,780,816 shares outstanding at December 31, 2002......................     5,681            5,781
   Capital in excess of par value...............................................     9,407            9,571
   Retained earnings............................................................    53,396           53,093
   Accumulated other comprehensive income.......................................     1,814            2,291
                                                                                -----------      -----------
   Total shareholders' equity...................................................    70,298           70,736
                                                                                -----------      -----------
   Total liabilities and shareholders' equity...................................$  631,300       $  605,859
                                                                                ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                        Consolidated Statements of Income
                                American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        June 30
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,508      $   6,785
  Interest on deposits in other banks...........................................       11             31
  Income on securities:
    Federal agencies............................................................      511            518
    Mortgage-backed.............................................................      385            598
    State and municipal.........................................................      515            476
    Other investments...........................................................      305            379
                                                                                ----------     ----------
    Total interest income.......................................................    8,235          8,787
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       61            110
    Money market................................................................      125            215
    Savings.....................................................................      212            270
    Time........................................................................    1,677          2,194
  Interest on repurchase agreements.............................................      135            161
  Interest on other borrowings..................................................      248            176
                                                                                ----------     ----------
    Total interest expense......................................................    2,458          3,126
                                                                                ----------     ----------
Net Interest Income.............................................................    5,777          5,661
Provision for Loan Losses.......................................................      255            236
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,522          5,425
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      647            666
  Service charges on deposit accounts...........................................      541            416
  Other fees and commissions....................................................      210            230
  Mortgage banking income.......................................................      150             69
  Securities gains, net.........................................................        1              -
  Other income..................................................................       66             64
                                                                                ----------     ----------
    Total non-interest income...................................................    1,615          1,445
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,754          1,661
  Pension and other employee benefits...........................................      522            396
  Occupancy and equipment.......................................................      640            607
  Core deposit intangible amortization .........................................      113            113
  Other.........................................................................      853            802
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,882          3,579
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,255          3,291
Income Tax Provision............................................................      947            956
                                                                                ----------     ----------
Net Income......................................................................$   2,308      $   2,335
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .40      $     .40
Diluted.........................................................................$     .40      $     .40
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,718,821      5,804,608
Diluted.........................................................................5,776,591      5,846,835
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                        Consolidated Statements of Income
                                American National Bankshares Inc. and Subsidiary
                                                  (In Thousands)
                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                        June 30
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  13,067      $  13,534
  Interest on deposits in other banks...........................................       36            113
  Income on securities:
    Federal agencies............................................................    1,060            945
    Mortgage-backed.............................................................      839          1,254
    State and municipal.........................................................      984            932
    Other investments...........................................................      651            810
                                                                                ----------     ----------
    Total interest income.......................................................   16,637         17,588
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      129            229
    Money market................................................................      264            405
    Savings.....................................................................      437            535
    Time........................................................................    3,397          4,724
  Interest on repurchase agreements.............................................      260            310
  Interest on other borrowings..................................................      490            347
                                                                                ----------     ----------
    Total interest expense......................................................    4,977          6,550
                                                                                ----------     ----------
Net Interest Income.............................................................   11,660         11,038
Provision for Loan Losses.......................................................      495            419
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   11,165         10,619
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    1,253          1,332
  Service charges on deposit accounts...........................................      964            781
  Other fees and commissions....................................................      438            426
  Mortgage banking income.......................................................      278            151
  Securities gains, net.........................................................        3             19
  Other income..................................................................      141            131
                                                                                ----------     ----------
    Total non-interest income...................................................    3,077          2,840
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    3,475          3,214
  Pension and other employee benefits...........................................      970            771
  Occupancy and equipment.......................................................    1,281          1,219
  Core deposit intangible amortization .........................................      225            225
  Other.........................................................................    1,740          1,648
                                                                                ----------     ----------
    Total non-interest expense..................................................    7,691          7,077
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    6,551          6,382
Income Tax Provision............................................................    1,909          1,848
                                                                                ----------     ----------
Net Income......................................................................$   4,642      $   4,534
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .81      $     .78
Diluted.........................................................................$     .80      $     .78
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,737,354      5,812,941
Diluted.........................................................................5,796,769      5,849,018
---------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


                                       Consolidated Statements of Cash Flows
                                 American National Bankshares Inc. and Subsidiary
                                                   (In Thousands)
                                                     (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                         June 30
                                                                                   2003           2002
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   4,642      $   4,534
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................      495            419
  Depreciation..................................................................      582            594
  Core deposit intangible amortization..........................................      225            225
  Amortization (accretion) of bond premiums and discounts.......................      471             89
  Gain on sale or call of securities............................................       (3)           (19)
  Gain on loans held for sale...................................................     (278)          (151)
  Proceeds from sales of loans held for sale....................................   14,044          6,542
  Originations of loans held for sale...........................................  (14,587)        (6,701)
  Loss on sale of real estate owned.............................................        -             10
  Deferred income taxes provision (benefit).....................................        7           (111)
  Increase in interest receivable...............................................     (651)          (151)
  Increase in other assets......................................................     (877)          (642)
  Decrease in interest payable..................................................     (102)          (259)
  Decrease in other liabilities.................................................      (35)          (161)
                                                                                ----------     ----------
  Net cash provided by operating activities.....................................    3,933          4,218
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........   37,067         22,967
  Proceeds from sales of securities available for sale..........................        -          1,053
  Proceeds from maturities and calls of securities held to maturity.............    2,677          3,970
  Purchases of securities available for sale....................................  (41,766)       (20,000)
  Purchases of securities held to maturity......................................        -         (3,492)
  Net increase in loans.........................................................  (26,464)       (16,245)
  Purchases of bank property and equipment......................................     (345)        (1,073)
  Proceeds from sales of other real estate owned................................        -            106
  Purchases of other real estate owned..........................................        -            (11)
                                                                                ----------     ----------
  Net cash used in investing activities.........................................  (28,831)       (12,725)
                                                                                ----------     ----------

Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................    6,560           (412)
  Net increase (decrease) in time deposits......................................   10,049         (6,118)
  Net increase in repurchase agreements.........................................    9,907            638
  Net (decrease) increase in FHLB borrowings....................................     (500)         2,050
  Cash dividends paid...........................................................   (2,118)        (2,034)
  Repurchase of stock...........................................................   (2,486)          (397)
  Proceeds from exercise of stock options.......................................        1              9
                                                                                ----------     ----------
  Net cash provided by (used in) financing activities...........................   21,413         (6,264)
                                                                                ----------     ----------

Net Decrease in Cash and Cash Equivalents.......................................   (3,485)       (14,771)

Cash and Cash Equivalents at Beginning of Period................................   23,477         29,149
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  19,992      $  14,378
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.......................................................$  12,039      $  13,992
  Interest-bearing deposits in other banks......................................    7,953            386
                                                                                ----------     ----------
                                                                                $  19,992      $  14,378
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   5,080      $   6,809
  Income taxes paid.............................................................$   1,718      $   1,839
  Transfer of loans to other real estate owned..................................$      94      $     164
  Unrealized gain (loss) on securities available for sale.......................$    (723)     $     952

The accompanying notes to consolidated financial statements are an integral part of these statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 2003, its cash flows for the six months then ended, and the results of its operations for the three months and six months then ended. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.


STOCK BASED COMPENSATION

     As of June 30, 2003 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the six months ended June 30, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.


(Dollars in thousands except per share amounts)       June 30, 2003      June 30, 2002
------------------------------------------------      -------------      -------------
Net income, as reported                                   $ 4,642             $ 4,534

Deduct:
  Total stock-based employee compensation
    expense determined based on fair value
    method of awards,                                         (54)                (61)
                                                          --------            --------
Pro forma net income                                      $ 4,588             $ 4,473
                                                          ========            ========

Basic earnings per share:
  As reported                                             $   .81             $   .78
  Pro forma                                               $   .80             $   .77

Diluted earning per share:
  As reported                                             $   .80             $   .78
  Pro Forma                                               $   .79             $   .76


     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002: price volatility of 36.8%, risk-free interest rates of 4.08%, and expected lives of 5 years. The weighted average assumptions for grants in 2003 were: price volatility of 36.8%, risk-free interest rates of 2.27%, and expected lives of 5 years.

COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three and six months ended June 30, 2003 and 2002:

                                                    Three Months Ended                Six Months Ended
                                                         June 30                         June 30
                                               -----------------------------    -----------------------------
                                                   2003             2002            2003             2002
                                               ------------     ------------    ------------     ------------
Net Income                                     $ 2,308,000      $ 2,335,000     $ 4,642,000      $ 4,534,000
Unrealized gains (losses) on securities
  available for sale, net of tax expense          (246,000)       1,356,000        (477,000)         628,000
                                               ------------     ------------    ------------     ------------
Total comprehensive income                     $ 2,062,000      $ 3,691,000     $ 4,165,000      $ 5,162,000
                                               ============     ============    ============     ============


EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                            Three Months Ended
                                                                  June 30
                                               ---------------------------------------------
                                                       2003                     2002
                                               --------------------     --------------------
                                                             Per
                                                             Share
                                                 Shares      Amount       Shares      Amount
                                               ---------     ------     ---------     ------
Basic earnings per share                       5,718,821     $  .40     5,804,608     $  .40
Effect of dilutive securities, stock options      57,770          -        42,227          -
                                               ---------     ------     ---------     ------
Diluted earning per share                      5,776,591     $  .40     5,846,835     $  .40
                                               =========     ======     =========     ======

                                                            Six Months Ended
                                                                  June 30
                                               ---------------------------------------------
                                                       2003                     2002
                                               --------------------     --------------------
                                                             Per
                                                             Share
                                                 Shares      Amount       Shares      Amount
                                               ---------     ------     ---------     ------
Basic earnings per share                       5,737,354     $  .81     5,812,941     $  .78
Effect of dilutive securities, stock options      59,415       (.01)       36,077          -
                                               ---------     ------     ---------     ------
Diluted earning per share                      5,796,769     $  .80     5,849,018     $  .78
                                               =========     ======     =========     ======

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

     Unaudited segment information for the three and six month periods ended June 30, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                      Three Months Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $   8,235     $        -     $  13        $ (13)      $  8,235
Interest expense                                             2,458              -        13          (13)         2,458
Non-interest income - external customers                       772            647       196            -          1,615
Non-interest income - internal customers                         -             12         -          (12)             -
Operating income before income taxes                         2,911            315        29            -          3,255
Depreciation and amortization                                  397              6         1            -            404
Total assets                                               631,295              -         5            -        631,300
Capital expenditures                                           239              -         -            -            239

                                                      Three Months Ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $   8,787     $        -     $   5        $  (5)      $  8,787
Interest expense                                             3,126              -         5           (5)         3,126
Non-interest income - external customers                       619            666       160            -          1,445
Non-interest income - internal customers                         -             12         -          (12)             -
Operating income before income taxes                         2,813            457        21            -          3,291
Depreciation and amortization                                  403              7         -            -            410
Total assets                                               571,323              -        42            -        571,365
Capital expenditures                                           263             16         -            -            279

                                                      Six Months Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $  16,637     $        -     $  24        $ (24)      $ 16,637
Interest expense                                             4,977              -        24          (24)         4,977
Non-interest income - external customers                     1,443          1,253       381            -          3,077
Non-interest income - internal customers                         -             24         -          (24)             -
Operating income before income taxes                         5,893            614        44            -          6,551
Depreciation and amortization                                  792             12         3            -            807
Total assets                                               631,295              -         5            -        631,300
Capital expenditures                                           342              3         -            -            345

                                                      Six Months Ended June 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                       Trust and
                                                         Community     Investment               Intersegment
                                                         Banking       Services       Other     Eliminations      Total
                                                         ---------     ----------     -----     ------------      -----
Interest income                                          $  17,588     $        -     $  11        $ (11)      $ 17,588
Interest expense                                             6,550              -        11          (11)         6,550
Non-interest income - external customers                     1,211          1,332       297            -          2,840
Non-interest income - internal customers                         -             25         -          (25)             -
Operating income before income taxes                         5,470            903         9            -          6,382
Depreciation and amortization                                  803             15         1            -            819
Total assets                                               571,323              -        42            -        571,365
Capital expenditures                                         1,057             16         -            -          1,073


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

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o    Changes in interest rates could reduce income.
o    Competitive pressures among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first six months of 2003 was $4,642,000, an increase of 2.4% over the $4,534,000 earned during the same period of 2002. On a basic and diluted per share basis, net earnings totaled $0.81 and $0.80, respectively, for the first six months of 2003. This compared favorably to the $0.78 in basic and diluted earnings per share recorded for the first six months of 2002. Both earnings per share measurement increases were due to a combination of improved net income combined with a lower number of shares outstanding due to stock repurchases under the Corporation's outstanding stock repurchase program.

     On an annualized basis, return on average total assets was 1.52% for the first six months of 2003 compared to 1.60% for the same period in 2002. Annualized return on average common shareholders' equity was 13.18% and 13.74% for the first six months of 2003 and 2002, respectively.

     Net interest income after provision for loan losses increased $546,000, or 5.1%, for the first six months of 2003 compared to the same period in 2002 due to overall growth in assets and liabilities offset slightly by a decline in the yield on earning assets. For the same comparative period, non-interest income increased by $237,000, led by growth in service charges and mortgage banking fees. Non-interest expense increased by $614,000 for the first six months of 2003 compared to the same period in 2002 due primarily to increases in salary and employee benefit expenses.

     The Corporation's net income for the second quarter of 2003 was $2,308,000, a decrease of 1.2% over the $2,335,000 earned during the same period of 2002. The Corporation's slight decline in earnings was primarily the result of non-interest expenses, primarily salaries and benefits, growing at a faster pace than net interest and non-interest income. While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase program. On a basic and diluted per share basis, net earnings totaled $0.40 for the second quarter of

2003, which was the same as the $0.40 earned for the same period of 2002. On an annualized basis, return on average total assets was 1.49% for the second quarter of 2003 compared to 1.64% for the same period in 2002. Return on average common shareholders' equity was 13.14% and 14.16% for the second quarter of 2003 and 2002, respectively.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $12,174,000 for the six month period ending June 30, 2003 compared to $11,521,000 for the same period of 2002, an increase of 5.7% or $653,000. The interest rate spread increased to 3.76% from 3.70%, while the net yield on earning assets decreased to 4.15% from 4.25% for the first six months of 2003 compared to the same period of 2002.

     Yields on earning assets declined due to decreases in interest rate indexes which are used to price commercial loans, the scheduled re-pricing of variable rate real estate loans to lower rates, the reinvestment of investment portfolio cash flows into lower yielding investments, and the addition of new loans at lower market rates of interest. Interest-bearing liability costs declined at a faster pace when compared to the previous year, as management took aggressive steps to reprice interest-bearing deposit accounts. This, coupled with the maturity-based repricing of certificates of deposit, accounted for the 24.0% decline in interest expense.

     Average interest-earning assets increased 8.1%, or $43,714,000 while average interest-bearing liabilities grew 7.6%, or $33,574,000 between June 30, 2002 and June 30, 2003. During this time low cost non-interest bearing demand deposit growth funded the majority of the difference between earning asset growth and interest bearing deposit growth, represented 27.6% of total deposit growth and now representing 13.1% of total deposits. These positive developments in the balance sheet mix, coupled with the aggressive stance on deposit costs, produced the improved interest rate spread.

     In late June 2003 the Federal Reserve Bank's Financial Open Market Committee lowered the benchmark federal funds rate 25 basis points to 1.00%. This change lowered the prime lending rate to 4.00% as of June 30, 2003, which was lower than the 4.75% prime lending rate during the same period of 2002. Many of the Corporation's assets reprice based on the prime lending rate or at a rate based on the rates on U.S. Treasury securities. While the Corporation's balance sheet is liability-sensitive, many liabilities have approached pricing floors while assets continue to reprice or be booked at lower yields. Due to this, spread and yield compression are expected to continue if rates remain at their current levels.

     When compared to the first quarter of 2003, the interest rate spread and net yield on earning assets in the second quarter of 2003 declined. The interest rate spread declined from 3.84% in the first quarter of 2003 to 3.68% during the second quarter of 2003. The net yield on earning assets declined from 4.24% in the first quarter of 2003 to 4.07% during the second quarter of 2003. These declines were due to loans and investment security portfolio yields declining at a faster pace than the cost of interest bearing liabilities.

     The following tables demonstrate fluctuations in net interest income and the related yields for the six and three month periods ending June 30, 2003, compared to similar prior year periods.


     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):


                                                                            Interest
For six months ended June 30               Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2003           2002           2003           2002         2003         2002
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 211,612      $ 163,556      $   6,126      $  5,402         5.79%        6.61%
  Mortgage                              178,682        183,092          5,473         6,352         6.13         6.94
  Consumer                               28,676         35,663          1,519         1,843        10.59        10.34
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           418,970        382,311         13,118        13,597         6.26         7.11
                                      ----------     ----------     ----------     ---------     --------     --------

Investment securities:
  Federal agencies                       59,331         39,538          1,060           945         3.57         4.78
  Mortgage-backed                        35,778         40,503            839         1,254         4.69         6.19
  State and municipal                    41,560         38,591          1,419         1,313         6.83         6.80
  Other investments                      23,991         27,664            679           849         5.66         6.14
                                      ----------     ----------     ----------     ---------     --------     --------
  Total investment securities           160,660        146,296          3,997         4,361         4.98         5.96
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   6,416         13,725             36           113         1.12         1.65
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         586,046        542,332         17,151        18,071         5.85         6.66
                                                                    ----------     ---------     --------     --------
Other non-earning assets                 26,072         24,446
                                      ----------     ----------
  Total assets                        $ 612,118      $ 566,778
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  62,367      $  59,240            129           229          .41          .77
  Money market                           45,465         39,530            264           405         1.16         2.05
  Savings                                78,747         67,888            437           535         1.11         1.58
  Time                                  230,204        231,334          3,397         4,724         2.95         4.08
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       416,783        397,992          4,227         5,893         2.03         2.96

Repurchase agreements                    37,065         30,993            260           310         1.40         2.00
Other borrowings                         22,089         13,378            490           347         4.44         5.19
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         475,937        442,363          4,977         6,550         2.09         2.96
                                                                    ----------     ---------     ---------    --------

Demand deposits                          62,379         55,201
Other liabilities                         3,388          3,225
Shareholders' equity                     70,414         65,989
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 612,118      $ 566,778
                                      ==========     ==========

Interest rate spread                                                                                3.76%        3.70%
                                                                                                 ========     ========

Net yield on earning assets                                                                         4.15%        4.25%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                $  12,174      $ 11,521

Less:  Taxable equivalent adjustment                                      514           483
                                                                    ----------     ---------
Net interest income - per GAAP                                      $  11,660      $ 11,038
                                                                    ==========     =========


     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis. (In thousands, except rates):


                                                                            Interest
For three months ended June 30             Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2003           2002           2003           2002         2003         2002
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 221,310      $ 169,693      $   3,150      $  2,785         5.69%        6.56%
  Mortgage                              178,212        183,430          2,673         3,131         6.00         6.83
  Consumer                               27,858         34,538            712           902        10.22        10.45
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           427,380        387,661          6,535         6,818         6.12         7.04
                                      ----------     ----------     ----------     ---------     --------     --------

Investment securities:
  Federal agencies                       60,260         45,038            511           518         3.39         4.60
  Mortgage-backed                        36,271         38,724            385           598         4.25         6.18
  State and municipal                    43,480         39,523            750           663         6.90         6.71
  Other investments                      23,175         26,672            316           395         5.45         5.92
                                      ----------     ----------     ----------     ---------     --------     --------
  Total investment securities           163,186        149,957          1,962         2,174         4.81         5.80
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   3,970          7,600             11            31         1.11         1.63
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         594,536        545,218          8,508         9,023         5.72         6.62
                                                                    ----------     ---------     --------     --------
Other non-earning assets                 25,950         24,546
                                      ----------     ----------
  Total assets                        $ 620,486      $ 569,764
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  62,118      $  58,464             61           110          .39          .75
  Money market                           44,481         40,070            125           215         1.12         2.15
  Savings                                81,273         69,076            212           270         1.04         1.56
  Time                                  232,932        229,486          1,677         2,194         2.88         3.82
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       420,804        397,096          2,075         2,789         1.97         2.81

Repurchase agreements                    39,489         31,899            135           161         1.37         2.02
Other borrowings                         22,426         13,755            248           176         4.42         5.12
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         482,719        442,750          2,458         3,126         2.04         2.82
                                                                    ----------     ---------     ---------    --------

Demand deposits                          63,912         57,797
Other liabilities                         3,587          3,245
Shareholders' equity                     70,268         65,972
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 620,486      $ 569,764
                                      ==========     ==========

Interest rate spread                                                                                3.68%        3.80%
                                                                                                 ========     ========

Net yield on earning assets                                                                         4.07%        4.33%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                $   6,050      $  5,897

Less:  Taxable equivalent adjustment                                      273           236
                                                                    ----------     ---------
Net interest income - per GAAP                                      $   5,777      $  5,661
                                                                    ==========     =========

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

     The provision for loan losses was $495,000 for the first six months of 2003 versus $419,000 for the same period in 2002. Net charged off loans were $126,000 for the first six months of 2003 versus $276,000 for the same period in 2002. The annualized ratio of net charge-offs to average outstanding loans was .06% in 2003 and .14% in 2002. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to ..40% to be within reasonable norms from a historical perspective.

     The reserve for loan losses totaled $5,991,000 at June 30, 2003, an increase of 6.6% over the $5,622,000 recorded at December 31, 2002. The ratio of reserves to loans, less unearned discount, was 1.38% at June 30, 2003 versus 1.38% at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at June 30, 2003.

NON-INTEREST INCOME

     Non-interest income for the first six months of 2003 was $3,077,000, an increase of 8.3% from the $2,840,000 reported in the same period of 2002. The comparative increase was due to increases in service charge income, mortgage banking fees, and other fees and commissions which offset the market-driven decline in trust and investment services revenue. Service charges on deposit accounts grew 23.4% or $183,000 in the first six months of 2003 when compared to the same period in 2002, with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 84.1% or $127,000 in the first six months of 2003 when compared to the same period in 2002 due to strong demand for mortgage refinancing.

     Trust and investment services income of $1,253,000 during the first six months of 2003 was down 5.9% compared to the same period in 2002. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity markets continues to affect trust financial performance. The Bank's trust division managed accounts whose market values approximated $315,000,000 at June 30, 2003, up from $291,000,000 at March 31, 2003, but down from $332,000,000 one year prior. The growth in new trust business and increased management fees slightly offset the continued low valuations in the financial markets, which negatively impacted asset values under management. Recent equity market trends show promise of earnings improvement in this area should valuation improvements continue.

     Non-interest income for the three months ending June 30, 2003, was $1,615,000, an increase of 11.8% from $1,445,000 reported in the same period of 2002. The increase was due to increases in service charges on deposit accounts and mortgage banking revenue. Service charges on deposit accounts grew 30.0% or $125,000 in the second quarter of 2003 when compared to the same period in 2002, with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 117.4% or $81,000 for the three months ending June 30, 2003 when compared to the same period in 2002 due to strong demand for mortgage refinancing.

NON-INTEREST EXPENSE

     Non-interest expense for the first six months of 2003 was $7,691,000, an 8.7% increase from the $7,077,000 reported for the same period last year. Salaries increased 8.1% from the same period last year to $3,475,000 as of June 30, 2003 while pension and other employee benefits increased 25.8% to $970,000. The salary increase is due to the growth of staff in the areas of trust and investment services and lending, the accrual for incentive compensation which was not accrued in the prior period, and overall annual salary increases. Benefits increases have been driven by significant increases in employee health care costs and pension expense related to the market-driven decline of pension assets.

     Occupancy and equipment increased $62,000, or 5.1%, for the first six months of 2003 from the same period in 2002. These increases were primarily the result of the Henry County, Virginia office that opened in March 2002, increased technology software and hardware costs, and increases in building maintenance and utility expenses.

     Core deposit intangible amortization of $225,000 for the first six months of 2003 and 2002 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 50.44% and 49.31% for the six months ended June 30, 2003 and 2002, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 55% range while the majority of the industry remains in the 60-70% range.

     Non-interest expense for the three months ending June 30, 2003 was $3,882,000, an 8.5% increase from the $3,579,000 reported for the same period last year. Salaries increased 5.6% from the same period last year to $1,754,000 as of June 30, 2003 while pension and other employee benefits increased 31.8% to $522,000. The salary increase is due to the growth in staff in the areas of trust and investment services and lending and overall annual salary increases. Benefits increases have been driven by significant increases in employee health care costs and pension expense related to the market-driven decline of pension assets.

INCOME TAX PROVISION

     The income tax provision for the first six months of 2003 was $1,909,000, an increase of $61,000 from the $1,848,000 reported a year earlier. The effective tax rate for the first six months of 2003 was 29.1% compared to 29.0% for the same period of 2002.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets increased 4.2% to $631,300,000 at June 30, 2003 when compared to assets of $605,859,000 at December 31, 2002. On an annual basis total assets increased 10.5% at June 30, 2003 when compared to assets of $571,365,000 at June 30, 2002.

     For the first six months of 2003 asset growth has been concentrated in the loan portfolio. Loans, net of unearned income, grew 6.5% or $26,244,000 to $432,647,000 at June 30, 2003, up from $406,403,000 at December 31, 2002. Loan growth has been concentrated in the commercial and commercial real estate sectors of the portfolio. The funding for the loan growth was through insured deposit and repurchase agreement account growth. Total insured deposits grew 3.5% or $16,609,000 to $490,171,000 at June 30, 2003 when compared to
$473,562,000 at December 31, 2002. Insured deposits grew in time deposits and savings account categories. Repurchase agreements grew 27.4% or $9,907,000 to $46,062,000 at June 30, 2003 when compared to $36,155,000 at December 31, 2002.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at June 30, 2003 were $2,607,000 compared with $301,000 at December 31, 2002, and $479,000 on June 30, 2002. The majority of the increase in non-accrual loans is due to one commercial loan, determined to be impaired according to SFAS 114. This loan was placed on non-accrual status during the second quarter of 2003. Management is working closely with the borrower to improve the Bank's collateral position and status of this loan, with significant pay-down anticipated in the next six months from the borrower's liquidation of collateral. Loans on accrual status and past due 90 days or more at June 30, 2003 were $285,000 compared with $239,000 at December 31, 2002, and $305,000 on June 30, 2002. There were no loans classified as troubled debt restructurings on June 30, 2003, December 31, 2002 or June 30, 2002.

     Total non-performing loans as a percentage of total loans were 0.67% at June 30, 2003, 0.13% at December 31, 2002, and 0.20% at June 30, 2002.

     Properties received due to loan foreclosures were $124,000 at June 30, 2003, $30,000 at December 31, 2002, and $177,000 at June 30, 2002.

     The gross amount of interest income that would have been recorded on non-accrual loans and restructured loans as of June 30, 2003, if all such loans had been accruing interest at the original contractual rate, was $41,000 for the six month period ending June 30, 2003. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

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

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 15.6% at June 30, 2003 and 19.1% at December 31, 2002. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $94,600,000 with $73,100,000 available at June 30, 2003. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $21,500,000 at June 30, 2003 and $22,000,000 at December 31, 2002. The Bank has nine fixed rate term borrowing contracts outstanding as of June 30, 2003, with the following final maturities:

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


OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of June 30, 2003 and December 31, 2002 were commitments to extent credit and standby letters of credit only. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     Commitments to extend credit, which amounted to $101,351,000 at June
30, 2003 and $107,771,000 at December 31, 2002, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     As of June 30, 2003 there was one commitment to purchase securities in the amount of $435,000 when issued in July. No commitments to purchase securities existed on December 31, 2002.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2003 and December 31, 2002, the Bank had $3,578,000 and $3,489,000 respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity from December 31, 2002, to June 30, 2003:

     Equity, December 31, 2002                                   $ 70,736,000

     Net earnings                                                   4,642,000
     Exercise of stock options                                          1,000
     Repurchase of common stock                                    (2,486,000)
     Cash dividends paid                                           (2,118,000)
     Net change in accumulated other comprehensive income            (477,000)
                                                                 -------------
     Equity, June 30, 2003                                       $ 70,298,000
                                                                 =============

     During the second quarter of 2003, the Corporation declared and paid a quarterly cash dividend of $.19 per share. The dividend totaled $1,085,000 and represented a 47.0% payout of second quarter 2003 net income. During the first quarter of 2003, the Corporation declared and paid a quarterly cash dividend of

$.18 per share. The dividend totaled $1,033,000 and represented a 44.3% payout of first quarter 2003 net income.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2002, and 250,000 shares between August 21, 2002 and August 19, 2003. The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 35,000 shares during the first quarter of 2003 and 65,000 shares during the second quarter or 2003 and total 439,466 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 2003 the Corporation had a ratio of 13.76% for Tier I and a ratio of 15.01% for total capital. At December 31, 2002 these ratios were 14.41% and 15.63%, respectively.

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

     The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

     This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination; otherwise, the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The transition provisions state that, if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill.

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

Non-GAAP Presentations

     The management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under generally accepted accounting principals, or "GAAP".

     The analysis of net interest income on pages 15 and 16 is performed on a tax equivalent basis. Management feels the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income under generally accepted accounting principals, or "GAAP", is provided in those statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30, 2003 and December 31, 2002 were within compliance of established policy guidelines, except for a decrease in current rates by 300 basis points, or three percent. Management does not consider this scenario possible, given the current historically low level of interest rates. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

ITEM 4.

                             CONTROLS AND PROCEDURES

     We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carries out its evaluation.

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

       2.  Changes in securities and use of proceeds
             None

       3.  Defaults upon senior securities
             None

       4.  Submission of matters to a vote of security holders
             At the Corporation's Annual Shareholders Meeting held on April 22, 2003, the following business was transacted:

             (1) Election of Directors
                   All the nominees for election to the Board of Directors were elected to serve until the 2006 Annual Meeting of Shareholders.

                                            Affirmative Votes     Votes Withheld

             Willie G. Barker, Jr.             4,116,143              14,265
             Ben J. Davenport, Jr.             4,123,193              14,265
             Michael P. Haley                  4,127,945              14,265
             Franklin W. Maddux                4,125,545              14,265

       5.  Other information
             None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits -

                 11    Refer to EPS Calculation in the Notes to Financial
                         Statements

                 31.1  Section 302 Certification of Charles H. Majors, President
                         and CEO

                 31.2  Section 302 Certification of Brad E. Schwartz, Senior
                         Vice-President and Secretary-Treasurer (CFO)

                 32.1  Section 906 Certification of Charles H. Majors, President
                         and CEO

                 32.2  Section 906 Certification of Brad E. Schwartz, Senior
                         Vice-President and Secretary-Treasurer (CFO)

            (b) Reports on Form 8-K:

                 An 8-K was filed April 16, 2003, to file the Registrant's "Quarterly Financial Update" for the first quarter of 2003.

                 An 8-K was filed April 22, 2003 to amend the bylaws of American National Bankshares Inc. as of April 22, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL BANKSHARES INC.



                                   /s/ Charles H. Majors
                                   ---------------------------------------------
                                   Charles H. Majors
Date - August 12, 2003             President and Chief Executive Officer




                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - August 12, 2003             Secretary-Treasurer (Chief Financial Officer)