Form 10-Q
period 2003-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2003-11-07
CIK 741516

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003
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


     At November 6, 2003, the Corporation had 5,662,909 shares common stock outstanding, $1 par value.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2003
             and December 31, 2002..................................................3

           Consolidated Statements of Income for the three months
             ended September 30, 2003 and 2002......................................4

           Consolidated Statements of Income for the nine months
             ended September 30, 2003 and 2002......................................5

           Consolidated Statements of Changes in Shareholders' Equity
             for the nine months ended September 30, 2003 and 2002..................6

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2003 and 2002......................................7

           Notes to Consolidated Financial Statements...............................9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.............................................14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............26

  Item 4.  Controls and Procedures.................................................27

Part II.  Other Information........................................................28

SIGNATURES ........................................................................29

Exhibits...........................................................................30


                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
-------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)       (Audited)
                                                                                September 30      December 31
                                                                                    2003             2002
                                                                                ------------     ------------
ASSETS
Cash and due from banks.........................................................$   17,713       $   16,757
Interest-bearing deposits in other banks........................................    13,574            6,720

Securities available for sale, at fair value....................................   158,605          137,046
Securities held to maturity (market value of $23,320 at
  September 30, 2003 and $28,219 at December 31, 2002)..........................    21,922           26,778
                                                                                -----------      -----------
                                                                                   180,527          163,824
                                                                                -----------      -----------

Loans held for sale.............................................................       740            1,285

Loans, net of unearned income ..................................................   419,916          406,403
Less allowance for loan losses..................................................    (6,067)          (5,622)
                                                                                -----------      -----------
  Net loans.....................................................................   413,849          400,781
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $11,547 in 2003 and $10,673 in 2002...........................     7,725            8,167
Core deposit intangibles........................................................     1,047            1,384
Accrued interest receivable and other assets....................................     8,861            6,941
                                                                                -----------      -----------
  Total assets..................................................................$  644,036       $  605,859
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   71,624       $   69,102
  Demand deposits -- interest bearing...........................................    66,393           62,680
  Money market deposits.........................................................    49,607           43,831
  Savings deposits..............................................................    82,480           73,410
  Time deposits.................................................................   231,106          224,539
                                                                                -----------      -----------
  Total deposits................................................................   501,210          473,562
                                                                                -----------      -----------

  Repurchase agreements.........................................................    47,091           36,155
  FHLB borrowings...............................................................    21,000           22,000
  Accrued interest payable and other liabilities................................     3,672            3,406
                                                                                -----------      -----------
  Total liabilities.............................................................   572,973          535,123
                                                                                -----------      -----------

Shareholders' equity:
   Preferred stock, $5 par, 200,000 shares authorized,
     none outstanding...........................................................         -                -
   Common stock, $1 par, 10,000,000 shares authorized,
     5,667,464 shares outstanding at September 30, 2003
     and 5,780,816 shares outstanding at December 31, 2002......................     5,667            5,781
   Capital in excess of par value...............................................     9,404            9,571
   Retained earnings............................................................    54,378           53,093
   Accumulated other comprehensive income.......................................     1,614            2,291
                                                                                -----------      -----------
   Total shareholders' equity...................................................    71,063           70,736
                                                                                -----------      -----------
   Total liabilities and shareholders' equity...................................$  644,036       $  605,859
                                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.


                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   6,270      $   6,919
  Interest on deposits in other banks...........................................       33             57
  Income on securities:
    Federal agencies............................................................      560            479
    Mortgage-backed.............................................................      225            576
    State and municipal.........................................................      472            484
    Other investments...........................................................      284            378
                                                                                ----------     ----------
    Total interest income.......................................................    7,844          8,893
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       45            105
    Money market................................................................      110            196
    Savings.....................................................................      150            268
    Time........................................................................    1,613          2,005
  Interest on repurchase agreements.............................................      113            167
  Interest on other borrowings..................................................      245            231
                                                                                ----------     ----------
    Total interest expense......................................................    2,276          2,972
                                                                                ----------     ----------
Net Interest Income.............................................................    5,568          5,921
Provision for Loan Losses.......................................................      170            214
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,398          5,707
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      625            606
  Service charges on deposit accounts...........................................      577            451
  Other fees and commissions....................................................      241            194
  Mortgage banking income.......................................................      203            112
  Securities gains, net.........................................................       43              -
  Other income..................................................................      111             71
                                                                                ----------     ----------
    Total non-interest income...................................................    1,800          1,434
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,758          1,727
  Pension and other employee benefits...........................................      433            389
  Occupancy and equipment.......................................................      624            615
  Core deposit intangible amortization .........................................      112            112
  Other expenses................................................................      875            817
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,802          3,660
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,396          3,481
Income Tax Provision............................................................      991          1,020
                                                                                ----------     ----------
Net Income......................................................................$   2,405      $   2,461
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .42      $     .42
Diluted.........................................................................$     .42      $     .42
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,674,259      5,794,241
Diluted.........................................................................5,738,622      5,855,760
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  19,337      $  20,453
  Interest on deposits in other banks...........................................       69            170
  Income on securities:
    Federal agencies............................................................    1,620          1,424
    Mortgage-backed.............................................................    1,064          1,830
    State and municipal.........................................................    1,456          1,416
    Other investments...........................................................      935          1,188
                                                                                ----------     ----------
    Total interest income.......................................................   24,481         26,481
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      174            334
    Money market................................................................      374            601
    Savings.....................................................................      587            803
    Time........................................................................    5,010          6,729
  Interest on repurchase agreements.............................................      373            477
  Interest on other borrowings..................................................      735            578
                                                                                ----------     ----------
    Total interest expense......................................................    7,253          9,522
                                                                                ----------     ----------
Net Interest Income.............................................................   17,228         16,959
Provision for Loan Losses.......................................................      665            633
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   16,563         16,326
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    1,878          1,938
  Service charges on deposit accounts...........................................    1,541          1,232
  Other fees and commissions....................................................      679            620
  Mortgage banking income.......................................................      481            263
  Securities gains, net.........................................................       46             19
  Other income..................................................................      252            202
                                                                                ----------     ----------
    Total non-interest income...................................................    4,877          4,274
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    5,233          4,941
  Pension and other employee benefits...........................................    1,403          1,160
  Occupancy and equipment.......................................................    1,905          1,834
  Core deposit intangible amortization .........................................      337            337
  Other expenses................................................................    2,615          2,465
                                                                                ----------     ----------
    Total non-interest expense..................................................   11,493         10,737
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    9,947          9,863
Income Tax Provision............................................................    2,900          2,868
                                                                                ----------     ----------
Net Income......................................................................$   7,047      $   6,995
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$    1.23      $    1.20
Diluted.........................................................................$    1.22      $    1.20
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,716,092      5,806,639
Diluted.........................................................................5,777,156      5,852,431
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


           Consolidated Statements of Changes in Shareholders' Equity
                American National Bankshares Inc. and Subsidiary
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)
             (In Thousands, except number of shares of common stock)

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings     Income (Loss)     Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2001...................... 5,821,956   $     5,822   $     9,588   $     48,678   $      1,309   $     65,397

Net income......................................         -             -             -          6,995              -          6,995

Change in unrealized gains on securities
  available for sale, net of tax of $674........         -             -             -              -           1,309         1,309
                                                                                         ------------   -------------  -------------
  Total comprehensive income....................                                                6,995           1,309         8,304

Stock repurchased and retired...................   (40,100)          (40)          (66)          (813)              -          (919)

Stock options exercised.........................     3,760             4            54              -               -            58

Cash dividends paid.............................         -             -             -         (3,076)              -        (3,076)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, September 30, 2002..................... 5,785,616   $     5,786   $     9,576   $     51,784   $       2,618  $     69,764
                                                ==========   ============  ============  =============  ============== =============

Balance, December 31, 2002...................... 5,780,816   $     5,781   $     9,571   $     53,093   $       2,291  $     70,736

Net income......................................         -             -             -          7,047               -         7,047

Change in unrealized gains on securities
  available for sale, net of tax of $348........         -             -             -              -            (677)         (677)
                                                                                         -------------  -------------- -------------
  Total comprehensive income....................                                                7,047            (677)        6,370

Stock repurchased and retired...................  (115,000)         (115)         (190)        (2,567)              -        (2,872)

Stock options exercised.........................     1,648             1            23              -               -            24

Cash dividends paid.............................         -             -             -         (3,195)              -        (3,195)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, September 30, 2003..................... 5,667,464   $     5,667   $     9,404   $     54,378   $       1,614  $     71,063
                                                ===========  ============  ============= =============  ============== =============

The accompanying notes are an integral part of the consolidated financial statements.


                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                -------------------------
                                                                                      September 30
                                                                                   2003           2002
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   7,047      $   6,995
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................      665            633
  Depreciation..................................................................      873            891
  Core deposit intangible amortization..........................................      337            337
  Amortization (accretion) of bond premiums and discounts.......................      822            150
  Gain on sale or call of securities............................................      (46)           (19)
  Gain on loans held for sale...................................................     (481)          (263)
  Proceeds from sales of loans held for sale....................................   27,162         11,472
  Originations of loans held for sale...........................................  (26,136)       (12,787)
  Loss on sale of real estate owned.............................................        6              1
  Loss on disposal of property and equipment....................................        -             16
  Deferred income taxes benefit.................................................      (27)          (158)
  Increase in interest receivable...............................................     (708)          (218)
  Increase in other assets......................................................     (721)          (576)
  Decrease in interest payable..................................................     (148)          (259)
  Increase in other liabilities.................................................      414            292
                                                                                ----------     ----------
  Net cash provided by operating activities.....................................    9,059          6,507
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........   58,997         42,482
  Proceeds from maturities and calls of securities held to maturity.............    4,860          4,820
  Proceeds from sales of securities available for sale..........................        -          1,052
  Purchases of securities available for sale....................................  (82,361)       (40,380)
  Purchases of securities held to maturity......................................        -         (3,492)
  Net increase in loans.........................................................  (13,865)       (20,106)
  Purchases of bank property and equipment......................................     (431)        (1,285)
  Proceeds from sales of other real estate owned................................       10            261
  Purchases of other real estate owned..........................................        -            (11)
                                                                                ----------     ----------
  Net cash used in investing activities.........................................  (32,790)       (16,659)
                                                                                ----------     ----------

                            (Continued on next page)

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                -------------------------
                                                                                      September 30
                                                                                   2003           2002
                                                                                ----------     ----------
Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................   21,081         12,907
  Net increase (decrease) in time deposits......................................    6,567         (3,134)
  Net increase in repurchase agreements.........................................   10,936         10,553
  Net (decrease) increase in FHLB borrowings....................................   (1,000)         9,000
  Cash dividends paid...........................................................   (3,195)        (3,076)
  Repurchase of stock...........................................................   (2,872)          (919)
  Proceeds from exercise of stock options.......................................       24             58
                                                                                ----------     ----------
  Net cash provided by financing activities.....................................   31,541         25,389
                                                                                ----------     ----------

Net Increase in Cash and Cash Equivalents.......................................    7,810         15,237

Cash and Cash Equivalents at Beginning of Period................................   23,477         29,149
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  31,287      $  44,386
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.......................................................$  17,713      $  18,108
  Interest-bearing deposits in other banks......................................   13,574         26,278
                                                                                ----------     ----------
                                                                                $  31,287      $  44,386
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   7,401      $   9,781
  Income taxes paid.............................................................$   2,666      $   2,907
  Transfer of loans to other real estate owned..................................$     132      $     164
  Unrealized gain (loss) on securities available for sale.......................$   2,887      $   3,966

The accompanying notes are an integral part of the consolidated financial statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of September 30, 2003; the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2003 and 2002; and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.


2.   STOCK BASED COMPENSATION

     As of September 30, 2003 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                Three Months Ended           Nine Months Ended
                                                                    September 30                September 30
                                                             -----------------------      -----------------------
                                                                 2003        2002             2003         2002
                                                               --------    --------         --------     --------
(Dollars in thousands except per share amounts)

Net income, as reported                                        $ 2,405     $ 2,461          $ 7,047      $ 6,995

Deduct: total stock-based employee compensation
expense determined based on fair value method of awards            (37)        (52)             (90)        (113)
                                                               --------    --------         --------     --------
Pro forma net income                                           $ 2,368     $ 2,409          $ 6,957      $ 6,882
                                                               ========    ========         ========     ========

Basic earnings per share:
As reported                                                    $   .42     $   .42          $  1.23      $  1.20
Pro forma                                                      $   .42     $   .41          $  1.22      $  1.18

Diluted earning per share:
As reported                                                    $   .42     $   .42          $  1.22      $  1.20
Pro Forma                                                      $   .41     $   .41          $  1.20      $  1.18


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

3.   SECURITIES

     The amortized cost and estimated fair value of securities in debt and equity securities at September 30, 2003 were as follows:

     (In Thousands)
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                      Cost              Gains             Losses           Fair Value
                                                  -------------    ---------------    --------------     --------------
Securities available for sale:
  Federal agencies                                  $  81,031          $    974           $     66          $  81,939
  Mortgage-backed                                      23,811               628                 67             24,372
  State and municipal                                  28,963               879                105             29,737
  Corporate bonds                                      14,883               956                  -             15,839
  Restricted stock:
    FHLBA stock                                         1,741                 -                  -              1,741
    Federal Reserve stock                                 364                 -                  -                364
    Other securities                                    4,925                 -                312              4,613
                                                    ---------          --------           --------          ---------
Total securities available for sale                 $ 155,718          $  3,437           $    550          $ 158,605
                                                    ---------          --------           --------          ---------

Securities held to maturity:
  Federal agencies                                  $   1,997          $    127           $      -         $    2,124
  Mortgage-backed                                       1,492                66                  -              1,558
  State and municipal                                  18,433             1,205                  -             19,638
                                                    ---------          --------           --------          ---------
Total securities held to maturity                   $  21,922          $  1,398           $      -         $   23,320
                                                    ---------          --------           --------          ---------

Total securities                                    $ 177,640           $ 4,835           $    550          $ 181,925
                                                    =========          ========           ========          =========

     The amortized cost and estimated fair value of securities in debt and equity securities at December 31, 2002 were as follows:

     (In Thousands)
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                      Cost              Gains             Losses           Fair Value
                                                  -------------    ---------------    --------------     --------------
Securities available for sale:
  Federal agencies                                  $  57,296          $    900            $     2          $  58,194
  Mortgage-backed                                      31,227             1,235                  -             32,462
  State and municipal                                  18,623               908                  -             19,531
  Corporate bonds                                      18,671               947                  9             19,609
  Restricted stock:
    FHLBA stock                                         2,029                 -                  -              2,029
    Federal Reserve stock                                 363                 -                  -                363
    Other securities                                    4,925                 -                 67              4,858
                                                    ---------          --------           --------          ---------
Total securities available for sale                 $ 133,134          $  3,990            $    78          $ 137,046
                                                    ---------          --------           --------          ---------

Securities held to maturity:
  Federal agencies                                  $   1,996          $    173            $     -          $   2,169
  Mortgage-backed                                       4,126               144                  -              4,270
  State and municipal                                  20,656             1,124                  -             21,780
                                                    ---------          --------           --------          ---------
Total securities held to maturity                   $  26,778          $  1,441            $     -          $  28,219
                                                    ---------          --------           --------          ---------

Total securities                                    $ 159,912          $  5,431            $    78          $ 165,265
                                                    =========          ========           ========          =========


4.   LOANS

     Outstanding loans, excluding loans held for sale, were composed of the following:

     (In Thousands)
                                                                          September 30               December 31
                                                                              2003                       2002
                                                                          ------------               -----------
Real Estate loans
  Construction and land development                                          $  12,619                 $   9,208
  Secured by farmland                                                            3,584                     1,485
  Secured by 1-4 family residential properties                                 136,725                   129,905
  Secured by multi-family residential properties                                 5,629                     6,329
  Secured by nonfarm, nonresidential properties                                127,955                   107,263
Loans to farmers                                                                 1,833                     1,844
Commercial and industrial loans                                                102,652                   113,575
Consumer loans                                                                  24,739                    32,008
Loans for nonrated industrial development obligations                            4,064                     4,745
Deposit overdrafts                                                                 116                        41
                                                                             ---------                 ---------
Loans, net of unearned income                                                $ 419,916                 $ 406,403
                                                                             =========                 =========


5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

     (In Thousands)

                                            September 30      September 30
                                                2003              2002
                                            -------------     -------------
Balance, January 1                             $ 5,622           $ 5,334
Provisions charged against income                  665               633
Recoveries of loans charged off                    197               106
Loans charged off                                 (417)             (499)
                                               --------          --------
Balance at end of period                       $ 6,067           $ 5,574
                                               ========          ========


6.   COMPREHENSIVE INCOME

     The following is a detail of comprehensive income for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                           Three Months Ended      Nine Months Ended
                                                              September 30            September 30
                                                           ------------------      -----------------
                                                              2003     2002          2003     2002
                                                            -------   ------        ------   ------
Net Income                                                  $2,405    $2,461        $7,047   $6,995
Change in unrealized gains (losses) on securities             (200)      681          (677)   1,309
available for sale, net of tax expense                      -------   ------        -------  ------
Total comprehensive income                                  $2,205    $3,142        $6,370   $8,304
                                                            =======   ======        =======  ======


7.   EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                                  Three Months Ended
                                                                     September 30
                                                  -------------------------------------------------
                                                            2003                       2002
                                                  ----------------------      ---------------------
                                                                  Per                        Per
                                                                  Share                      Share
                                                      Shares      Amount        Shares       Amount
                                                    ---------     ------      ---------      ------
Basic earnings per share                            5,674,259     $  .42      5,794,241      $  .42
Effect of dilutive securities, stock options           64,363          -         61,519           -
                                                    ---------     ------      ---------      ------
Diluted earnings per share                          5,738,622     $  .42      5,855,760      $  .42
                                                    =========     ======      =========      ======


                                                                  Nine Months Ended
                                                                     September 30
                                                  -------------------------------------------------
                                                            2003                       2002
                                                  ----------------------      ---------------------
                                                                  Per                        Per
                                                                  Share                      Share
                                                      Shares      Amount        Shares       Amount
                                                    ---------     ------      ---------      ------
Basic earnings per share                            5,716,092     $ 1.23      5,806,639      $ 1.20
Effect of dilutive securities, stock options           61,064       (.01)        45,792           -
                                                    ---------     ------      ---------      ------
Diluted earnings per share                          5,777,156     $ 1.22      5,852,431      $ 1.20
                                                    =========     ======      =========      ======



8.   SEGMENT AND RELATED INFORMATION

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

     Unaudited segment information for the three and nine month periods ended September 30, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                               Three Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  7,844       $      -        $  25          $   (25)        $  7,844
Interest expense                                  2,276              -           25              (25)           2,276
Non-interest income - external customers            898            625          277                -            1,800
Non-interest income - internal customers              -             12            -              (12)               -
Operating income before income taxes              2,969            335           92                -            3,396
Depreciation and amortization                       395              6            2                -              403
Total assets                                    644,127              -          (91)               -          644,036
Capital expenditures                                 88              -            -                -               86

                                               Three Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $  8,893       $      -        $  10          $   (10)        $  8,893
Interest expense                                  2,972              -           10              (10)           2,972
Non-interest income - external customers            641            606          187                -            1,434
Non-interest income - internal customers              -             12            -              (12)               -
Operating income before income taxes              3,056            396           29                -            3,481
Depreciation and amortization                       399              8            2                -              409
Total assets                                    606,502              -          111                -          606,613
Capital expenditures                                108              -          104                -              212

                                               Nine Months Ended September 30, 2003
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 24,481       $      -        $  49          $   (49)        $ 24,481
Interest expense                                  7,253              -           49              (49)           7,253
Non-interest income - external customers          2,341          1,878          658                -            4,877
Non-interest income - internal customers              -             36            -              (36)               -
Operating income before income taxes              8,862            949          136                -            9,947
Depreciation and amortization                     1,187             18            5                -            1,210
Total assets                                    644,127              -          (91)               -          644,036
Capital expenditures                                428              3            -                -              431


                                               Nine Months Ended September 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations       Total
                                               ---------      ----------      ------      ------------       -----
Interest income                                $ 26,481       $      -        $  21          $   (21)        $ 26,481
Interest expense                                  9,522              -           21              (21)           9,522
Non-interest income - external customers          1,852          1,938          484                -            4,274
Non-interest income - internal customers              -             37            -              (37)               -
Operating income before income taxes              8,526          1,299           38                -            9,863
Depreciation and amortization                     1,202             23            3                -            1,228
Total assets                                    606,502              -          111                -          606,613
Capital expenditures                              1,165             16          104                -            1,285


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

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain balances.
o    Changes in interest rates could reduce income
o    Competitive pressures among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.


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

     Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition was on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

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

     The analysis of net interest income in this document is performed on a tax equivalent basis. Management feels the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income under generally accepted accounting principals, or "GAAP", is provided in those statements.


NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.

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


                              RESULTS OF OPERATIONS


NET INCOME

     The Corporation's net income for the third quarter of 2003 was $2,405,000, a decline of 2.3% over the $2,461,000 earned during the same period of 2002. The slight decline in income was a result of several factors. Interest income declined at a faster pace than interest expense as loans and investments repriced to lower market rates faster than their funding liabilities. This reduction in net interest income, coupled with slight increases in overhead expenses, was partially offset with strong increases in non-interest income and a decline in the provision for loan losses.

     While earnings declined on a year-to-year basis, the number of shares also declined due to stock repurchases under the Corporation's outstanding stock repurchase program. On a basic and diluted per share basis, net earnings totaled $0.42 for the third quarter of 2003, which was the same as the $0.42 earned for the same period of 2002. On an annualized basis, return on average total assets was 1.52% for the third quarter of 2003, compared to 1.67% for the same period in 2002. Return on average common shareholders' equity was 13.78% and 14.34% for the third quarter of 2003 and 2002, respectively.

     The Corporation's net income for the first nine months of 2003 was $7,047,000, an increase of 0.7% over the $6,995,000 earned during the same period of 2002. On a basic and diluted per share basis, net earnings totaled $1.23 and $1.22 respectively, for the first nine months of 2003. This compared favorably to the $1.20 in basic and diluted earnings per share recorded for the first nine months of 2002. Both earnings per share measurement increases were due to a combination of improved net income combined with a lower number of shares outstanding due to stock repurchases under the Corporation's outstanding stock repurchase program.

     Net interest income after provision for loan losses increased $237,000, or 1.5%, for the first nine months of 2003 compared to the same period in 2002 due to overall growth in assets and liabilities offset by a decline in the net yield on earning assets. For the same comparative period, non-interest income increased by $603,000, led by growth in service charges and mortgage banking fees. Non-interest expense increased by $756,000 for the first nine months of 2003 compared to the same period in 2002 due primarily to increases in salary and employee benefit expenses.

     On an annualized basis, return on average total assets was 1.52% for the first nine months of 2003 compared to 1.62% for the same period in 2002. Annualized return on average common shareholders' equity was 13.39% and 13.94% for the first nine months of 2003 and 2002, respectively.


NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $17,993,000 for the nine month period ending September 30, 2003 compared to $17,692,000 for the same period of 2002, an increase of 1.7% or $301,000. The interest rate spread decreased to 3.67% from 3.77%, while the net yield on earning assets decreased to 4.05% from 4.30% for the first nine months of 2003 compared to the same period of 2002.

     Yields on earning assets declined due to decreases in interest rate indexes which are used to price commercial loans, the scheduled re-pricing of variable rate real estate loans to lower rates, the reinvestment of investment portfolio cash flows into lower yielding investments, and the addition of new loans at lower market rates of interest. The rapid prepayments of principal on mortgage-backed securities purchased at a premium forced faster premium amortization and further reduced yields on that portion of the securities portfolio.

     Interest-bearing liability costs declined at a slower pace than interest-earning assets as many liability accounts were priced at what management considers "floor" rates of between one percent and two tenths of one percent. This, coupled with the maturity-based repricing of certificates of deposit, accounted for the 23.8% decline in interest expense.

     Average interest-earning assets increased 7.9%, or $43,481,000 while average interest-bearing liabilities grew 7.5%, or $33,691,000 between September 30, 2002 and September 30, 2003. During this time low cost non-interest bearing demand deposit growth and growth in shareholder's equity funded the difference between earning asset growth and interest bearing deposit growth. The funding mix continued to shift to lower cost transaction accounts including savings accounts, interest-bearing demand deposits, non-interest bearing demand deposits, and retail repurchase agreements.

     Year to date changes in the interest rate spread and net yield on earning assets for the nine month period ending September 30, 2003 compared to the same period in 2002 were negative. The interest rate spread declined from 3.77% in 2002 to 3.67% in 2003. The net yield on earning assets declined from 4.30% in 2002 to 4.05% in 2003. These declines were due to loans and investment security portfolio yields declining by 0.93% and the cost of interest bearing liabilities declining by 0.83%.

     In late June 2003 the Federal Reserve Bank's Financial Open Market Committee lowered the benchmark federal funds rate 25 basis points to 1.00%. This change lowered the prime lending rate to 4.00% for the entire quarter ending September 30, 2003, which was lower than the 4.75% prime lending rate during the same period of 2002. Many of the Corporation's assets reprice based on the prime lending rate or at a rate based on the rates on U.S. Treasury securities. While the Corporation's balance sheet is liability-sensitive, many liabilities have approached pricing floors while assets continue to reprice or be booked at lower yields.

     When compared to the second quarter of 2003, the interest rate spread and net yield on earning assets in the third quarter of 2003 declined. The interest rate spread declined from 3.68% in the second quarter of 2003 to 3.49% during the third quarter of 2003. The net yield on earning assets declined from 4.07% in the second quarter of 2003 to 3.84% during the third quarter of 2003. These declines were due to loans and investment security portfolio yields declining at a faster pace than the cost of interest bearing liabilities. Spread and yield compression are expected to continue if rates remain at their current levels.

     The following tables demonstrate fluctuations in net interest income and the related yields for the three and nine month periods ending September 30, 2003, compared to similar prior year periods.

                 Net Interest Income and Rate / Volume Analysis
             For the Three Months Ended September 30, 2003 and 2002


Taxable Equivalent Basis (In Thousands)
                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2003           2002           2003           2002         2003         2002
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 221,583      $ 180,756      $   3,114      $  2,976         5.62%        6.59%
  Mortgage                              178,343        185,015          2,518         3,103         5.65         6.71
  Consumer                               26,220         33,043            663           872        10.11        10.56
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           426,146        398,814          6,295         6,951         5.91         6.97
                                      ----------     ----------     ----------     ---------     --------     --------

Securities:
  Federal agencies                       71,808         41,672            560           479         3.12         4.60
  Mortgage-backed                        28,431         40,428            225           576         3.17         5.70
  State and municipal                    43,986         40,291            687           685         6.25         6.80
  Other securities                       21,665         26,543            295           395         5.45         5.95
                                      ----------     ----------     ----------     ---------     --------     --------
  Total securities                      165,890        148,934          1,767         2,135         4.26         5.73
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                  13,636         13,520             33            57          .97         1.69
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         605,672        561,268          8,095         9,143         5.35         6.52
                                                                    ----------     ---------     --------     --------
Other non-earning assets                 26,168         27,031
                                      ----------     ----------
  Total assets                        $ 631,840      $ 588,299
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  63,856      $  58,856             45           105          .28          .71
  Money market                           47,618         44,440            110           196          .92         1.76
  Savings                                82,118         71,349            150           268          .73         1.50
  Time                                  233,310        226,666          1,613         2,005         2.77         3.54
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       426,902        401,311          1,918         2,574         1.80         2.57

Repurchase agreements                    42,024         35,224            113           167         1.08         1.90
Other borrowings                         21,152         20,210            245           231         4.63         4.57
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         490,078        456,745          2,276         2,972         1.86         2.60
                                                                    ----------     ---------     ---------    --------

Demand deposits                          69,565         59,436
Other liabilities                         2,399          3,495
Shareholders' equity                     69,798         68,623
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 631,840      $ 588,299
                                      ==========     ==========

Interest rate spread                                                                                3.49%        3.92%
                                                                                                 ========     ========

Net yield on earning assets                                                                         3.84%        4.40%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                $   5,819      $  6,171

Less:  Taxable equivalent adjustment                                      251           250
                                                                    ----------     ---------
                                                                    $   5,568      $  5,921
                                                                    ==========     =========


                 Net Interest Income and Rate / Volume Analysis
             For the Nine Months Ended September 30, 2003 and 2002


Taxable Equivalent Basis (In Thousands)
                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2003           2002           2003           2002         2003         2002
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 215,090      $ 169,413      $   9,240      $  8,378         5.73%        6.59%
  Mortgage                              178,458        183,740          7,991         9,455         5.97         6.86
  Consumer                               27,849         34,780          2,182         2,715        10.45        10.41
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           421,397        387,933         19,413        20,548         6.14         7.06
                                      ----------     ----------     ----------     ---------     --------     --------

Securities:
  Federal agencies                       63,535         40,257          1,620         1,424         3.40         4.72
  Mortgage-backed                        33,302         40,478          1,064         1,830         4.26         6.03
  State and municipal                    42,377         39,164          2,106         1,998         6.63         6.80
  Other securities                       22,926         27,287            974         1,244         5.66         6.08
                                      ----------     ----------     ----------     ---------     --------     --------
  Total securities                      162,140        147,186          5,764         6,496         4.74         5.88
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   8,719         13,656             69           170         1.06         1.66
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         592,256        548,775         25,246        27,214         5.68         6.61
                                                                    ----------     ---------     --------     --------
Other non-earning assets                 26,506         25,286
                                      ----------     ----------
  Total assets                        $ 618,762      $ 574,061
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  62,869      $  59,110            174           334          .37          .75
  Money market                           46,190         41,185            374           601         1.08         1.95
  Savings                                79,883         69,054            587           803          .98         1.55
  Time                                  231,451        229,761          5,010         6,729         2.89         3.90
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       420,393        399,110          6,145         8,467         1.84         2.83

Repurchase agreements                    38,736         32,419            373           477         1.28         1.96
Other borrowings                         21,773         15,682            735           578         4.50         4.91
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         480,902        447,211          7,253         9,522         2.01         2.84
                                                                    ----------     ---------     ---------    --------

Demand deposits                          65,452         56,668
Other liabilities                         2,211          3,278
Shareholders' equity                     70,197         66,904
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 618,762      $ 574,061
                                      ==========     ==========

Interest rate spread                                                                                3.67%        3.77%
                                                                                                 ========     ========

Net yield on earning assets                                                                         4.05%        4.30%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                $  17,993      $ 17,692

Less:  Taxable equivalent adjustment                                      765           733
                                                                    ----------     ---------
                                                                    $  17,228      $ 16,959
                                                                    ==========     =========

                                       21

PROVISION AND RESERVE FOR LOAN LOSSES

     The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Credit Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans, the Bank's loan "Watch" list, and national and local economic conditions.

     The provision for loan losses was $665,000 for the first nine months of 2003 versus $633,000 for the same period in 2002. Net charged off loans were $220,000 for the first nine months of 2003 versus $393,000 for the same period in 2002. The annualized ratio of net charge-offs to average outstanding loans was .07% in 2003 and .14% in 2002. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.

     The reserve for loan losses totaled $6,067,000 at September 30, 2003, an increase of 7.9% over the $5,622,000 recorded at December 31, 2002. The ratio of reserves to loans, less unearned discount, was 1.44% at September 30, 2003 versus 1.38% at December 31, 2002. The need to increase this ratio in proportion to total loans since year end 2002 is due to an increase in identified non-performing credits. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at September 30, 2003.


NON-INTEREST INCOME

     Non-interest income for the three months ending September 30, 2003, was $1,800,000, an increase of 25.5% from $1,434,000 reported in the same period of 2002. The increase was due primarily to increases in service charges on deposit accounts, mortgage banking revenue, and gains on sale and calls of securities. Service charges on deposit accounts grew 27.9% or $126,000 in the third quarter of 2003 when compared to the same period in 2002, with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 81.3% or $91,000 for the three months ending September 30, 2003 when compared to the same period in 2002 due to strong demand for mortgage refinancing. Gains on sale and calls of securities were $43,000 in the third quarter of 2003 with none in the comparative quarter of 2002.

     Non-interest income for the first nine months of 2003 was $4,877,000, an increase of 14.1% from the $4,274,000 reported in the same period of 2002. The comparative increase was due primarily to increases in service charge income, mortgage banking fees, and other fees and commissions which offset the slight market-driven decline in trust and investment services revenue. Service charges on deposit accounts grew 25.1% or $309,000 in the first nine months of 2003 when compared to the same period in 2002, with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 82.9% or $218,000 in the first nine months of 2003 when compared to the same period in 2002 due to strong demand for mortgage refinancing.

     Trust and investment services income of $1,878,000 during the first nine months of 2003 was down 3.1% compared to the same period in 2002. Higher trust asset values than one year prior were offset by declines in estate fee income, accounting for the decline. The Bank's trust division managed accounts whose market values approximated $320 million at September 30, 2003, up from $315 million at June 30, 2003, up from $289 million one year prior.

NON-INTEREST EXPENSE

     Non-interest expense for the three months ending September 30, 2003 was $3,802,000, a 3.9% increase from the $3,660,000 reported for the same period last year. Salaries increased 1.8% from the same period last year to $1,758,000 as of September 30, 2003 while pension and other employee benefits increased 11.3% to $433,000. The salary increase is due to the growth in staff in the areas of trust and investment services and lending and overall annual salary increases. Benefits increases have been driven by significant increases in employee health care costs and pension expense related to the market-driven decline of pension asset values.

     Non-interest expense for the first nine months of 2003 was $11,493,000, a 7.0% increase from the $10,737,000 reported for the same period last year. Salaries increased 5.9% from the same period last year to $5,233,000 as of September 30, 2003 while pension and other employee benefits increased 20.9% to $1,403,000. The salary increase is due to the growth of staff in the areas of trust and investment services and lending, the accrual for incentive compensation which was not accrued in the prior period, and overall annual salary increases. Benefits increases have been driven by significant increases in employee health care costs and pension expense related to the market-driven decline of pension asset values.

     Occupancy and equipment increased $71,000, or 3.9%, for the first nine months of 2003 from the same period in 2002. These increases were primarily the result of the Henry County, Virginia office that opened in March 2002, increased technology software and hardware costs, and increases in building maintenance and utility expenses.

     Core deposit intangible amortization of $337,000 for the first nine months of 2003 and 2002 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 50.35% and 48.91% for the nine months ended September 30, 2003 and 2002, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 55% range while the majority of the industry remains in the 60-70% range. This is a non-GAAP financial measure.


INCOME TAX PROVISION

     The income tax provision for the first nine months of 2003 was $2,900,000, an increase of $32,000 from the $2,868,000 reported a year earlier. The effective tax rate for the first nine months of 2003 was 29.2% compared to 29.1% for the same period of 2002.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


GENERAL

     Total assets increased 6.3% to $644,036,000 at September 30, 2003 when compared to assets of $605,859,000 at December 31, 2002. On an annual basis, total assets increased 6.1% at September 30, 2003 when compared to assets of $606,613,000 at September 30, 2002.

     For the first nine months of 2003 asset growth of $38.2 million has been concentrated in the loan and securities portfolio. Loans, net of unearned income, grew 3.3% or $13,513,000 to $419,916,000 at September 30, 2003, up from
$406,403,000 at December 31, 2002. Loan growth has been concentrated in the commercial and commercial real estate sectors of the portfolio. Securities grew 10.2% or $16,703,000 to $180,527,000 at September 30, 2003, up from $163,824,000 at December 31, 2002. Interest-bearing deposits in other banks increased by $6,854,000 to $13,574,000 at September 30, 2003.

     The funding for the loan growth was through insured deposit and repurchase agreement account growth. Total insured deposits grew 5.8% or $27,648,000 to $501,210,000 at September 30, 2003 when compared to $473,562,000 at December 31, 2002. Insured deposits grew in all account categories. Retail repurchase agreements grew 30.2% or $10,936,000 to $47,091,000 at September 30, 2003 when compared to $36,155,000 at December 31, 2002.


ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at September 30, 2003 were $2,612,000 compared with $301,000 at December 31, 2002, and $383,000 on
September 30, 2002. The increase in non-accrual loans is due to one commercial loan, determined to be impaired according to SFAS 114. This loan was placed on non-accrual status during the second quarter of 2003. Management is working closely with the borrower to improve the Bank's collateral position and status of this loan. During the third quarter management received principal payments and additional collateral from this borrower, and anticipates further reductions in the balance outstanding in the next several months from the borrower's liquidation of collateral.

     Loans on accrual status and past due 90 days or more at September 30, 2003 were $362,000 compared with $239,000 at December 31, 2002, and $256,000 on
September 30, 2002. There were no loans classified as troubled debt restructurings on September 30, 2003, December 31, 2002 or September 30, 2002.

                                                September 30     December 31     September 30
                                                    2003            2002             2002
                                                ------------     -----------     ------------
90 days past due                                  $   362          $  239          $  256
Non-accrual                                         2,612             301             383
OREO                                                  146              30              30
                                                  -------          ------          ------
Non-performing assets                             $ 3,120          $  570          $  669
                                                  =======          ======          ======


     Total non-performing loans as a percentage of total loans were 0.71% at September 30, 2003, 0.13% at December 31, 2002, and 0.16% at September 30, 2002.

     Properties received due to loan foreclosures were $146,000 at September 30, 2003, $30,000 at December 31, 2002, and $30,000 at September 30, 2002.

     The gross amount of interest income that would have been recorded on non-accrual loans as of September 30, 2003, if all such loans had been accruing interest at the original contractual rate, was $43,000 for the nine month period ending September 30, 2003. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.


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

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 19.9% at September 30, 2003 and 19.1% at December 31, 2002. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $96,510,000 with $75,510,000 available at September 30, 2003. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $21,000,000 at September 30, 2003 and $22,000,000 at December 31, 2002. The Bank has eight fixed rate term borrowing contracts outstanding as of September 30, 2003, with the following final maturities:

                      Amount            Expiration Date
                   -----------          ---------------
                   $ 1,500,000            January 2004
                     1,500,000            July 2004
                     3,000,000            July 2005
                     1,000,000            July 2006
                     1,000,000            July 2007
                     3,000,000            June 2008
                     5,000,000            August 2008
                     5,000,000            April 2009
                   -----------
                   $21,000,000
                   ===========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of September 30, 2003 and December 31, 2002 were commitments to extent credit and standby letters of credit only.

     Commitments to extend credit, which amounted to $121,157,000 at September 30, 2003 and $107,771,000 at December 31, 2002, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     As of September 30, 2003 there were four commitments to purchase securities in the amount of $1,816,000 when settled in October. No commitments to purchase securities existed on December 31, 2002.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2003 and December 31, 2002, the Bank had $3,562,000 and $3,489,000 respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     During the third quarter of 2003, the Corporation declared and paid a quarterly cash dividend of $.19 per share. The dividend totaled $1,078,000 and represented a 44.8% payout of third quarter 2003 net income. During the first nine months of 2003, the Corporation declared and paid a quarterly cash dividend of $.56 per share. The dividend totaled $3,195,000 and represented a 45.3% payout of 2003 net income.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2002, 250,000 shares between August 21, 2002 and August 19, 2003, and 250,000 shares between August 20, 2003 and August 17, 2004 The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 15,000 shares during the third quarter of 2003 and 115,000 shares during the first nine months of 2003 and total 454,466 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 2003 the Corporation had a ratio of 14.21% for Tier I and a ratio of 15.46% for total capital. At December 31, 2002 these ratios were 14.41% and 15.63%, respectively.


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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 2003 and December 31, 2002 were within compliance of established policy guidelines, except for a decrease in current rates by 300 basis points on September 30, 2003, or three percent. Management does not consider this scenario possible, given the current historically low level of interest rates. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

ITEM 4.

                            CONTROLS AND PROCEDURES


     We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carries out its evaluation.

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

       2.  Changes in securities and use of proceeds
           None

       3.  Defaults upon senior securities
           None

       4.  Submission of matters to a vote of security holders
           None

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits -

           11.   Refer to EPS calculation in the Notes to Financial Statements
           31.1  Section 302 Certification of Charles H. Majors, President and
                 CEO
           31.2 Section 302 Certification of Brad E. Schwartz, Senior Vice President and Secretary-Treasurer (CFO)
           32.1  Section 906 Certification of Charles H. Majors, President and
                 CEO
           32.2 Section 906 Certification of Brad E. Schwartz, Senior Vice President and Secretary-Treasurer (CFO)

           (b) Reports on Form 8-K -

           Form 8-K filed July 21, 2003 to announce the Corporation's "Quarterly Financial Update" for the second quarter of 2003.

           Form 8-K filed August 20, 2003 to announce the Corporation's approval to repurchase up to 250,000 shares of common stock between August 20, 2003 and August 17, 2004 and to announce a quarterly dividend of $.19 per share payable on September 19, 2003 to shareholders of record as of September 5, 2003.

           Form 8-K filed October 22, 2003 to announce the Corporation's "Quarterly Financial Update" for the third quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.




                                    /s/ Charles H. Majors
                                   -------------------------------------
                                   Charles H. Majors
Date - November 6, 2003            President and Chief Executive Officer





                                   /s/ Brad E. Schwartz
                                   ---------------------------------------------
                                   Brad E. Schwartz
                                   Senior Vice-President and
Date - November 6, 2003            Secretary-Treasurer (Chief Financial Officer)