Form 10-K
period 2003-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2004-03-15
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------
                         Commission file number 0-12820

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  [ X ]   No  [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 was $117,125,134. The number of shares of the Registrant's Common Stock outstanding on March 10, 2004 was 5,643,679.

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 27, 2004 are incorporated by reference in Part III of this report.

CROSS REFERENCE

                                                                                                                  Page
                                                                                                                  ----
PART I
ITEM 1  - Business                                                                                                  5
ITEM 2  - Properties                                                                                                6
ITEM 3  - Legal Proceedings                                                                                         7
ITEM 4  - Submission of Matters to a Vote of Security Holders                                                       7

PART II
ITEM 5  - Market for Registrant's Common Equity and Related Stockholder Matters                                     7
ITEM 6  - Selected Financial Data                                                                                   9
ITEM 7  - Management's Discussion and Analysis of Financial Condition and Results of Operations                    10
ITEM 7A - Quantitative and Qualitative Disclosures about Market Risk                                               13
ITEM 8  - Financial Statements and Supplementary Data
          Quarterly Financial Results for 2003 and 2002                                                            30
          Management's Report on Financial Statements                                                              31
          Reports of Independent Public Accountants                                                                32
          Consolidated Balance Sheets at December 31, 2003 and 2002                                                34
          Consolidated Statements of Income for each of the years in the
            three-year period ended December 31, 2003                                                              35
          Consolidated Statements of Changes in Shareholders' Equity for each
            of the years in the three-year period ended December 31, 2003                                          36
          Consolidated Statements of Cash Flows for each of the years in the
            three-year period ended December 31, 2003                                                              37
          Notes to Consolidated Financial Statements                                                               38
ITEM 9  - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                      *
ITEM 9A - Controls and Procedures                                                                                  29

PART III
ITEM 10 - Directors and Executive Officers of the Registrant                                                        *
ITEM 11 - Executive Compensation                                                                                    *
ITEM 12 - Security Ownership of Certain Beneficial Owners and Management                                            *
ITEM 13 - Certain Relationships and Related Transactions                                                            *
ITEM 14 - Principal Accounting Fees and Services                                                                    *

PART IV
ITEM 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1)    Financial Statements (See Item 8 for reference)

(a)(3)    Exhibits
 3.1      Amended and Restated Articles of Incorporation                            Exhibit 4.1 on Form S-3
          dated August 20, 1997                                                     filed August 20, 1997

 3.2      Amended Bylaws dated April 22, 2003                                       Exhibit 3.2 on Form 8-K
                                                                                    filed April 23, 2003

10.1      Agreement between American National Bank and Trust                        Exhibit 10.3 on Form 10-K
          Company and E. Budge Kent, Jr. dated June 12, 1997                        filed March 27, 1998

10.2      American National Bankshares Inc. Stock Option Plan dated                 Exhibit 4.3 on form S-8
          August 19, 1997                                                           filed September 17, 1997

10.3      Agreement between American National Bank and Trust                        Exhibit 4 on Form 10-K
          Company and H. Dan Davis dated March 14, 1996                             filed September 27, 1995

10.4      Agreement between American National Bankshares Inc.,                      Exhibit 10.5 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Charles H. Majors dated December 18, 2001

10.5      Agreement between American National Bankshares Inc.,                      Exhibit 10.6 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          E. Budge Kent, Jr. dated December 18, 2001

10.6      Agreement between American National Bankshares Inc.,                      Exhibit 10.7 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Dabney T. P. Gilliam, Jr. dated December 18, 2001

10.7      Agreement between American National Bankshares Inc.,                      Exhibit 10.8 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Jeffrey V. Haley dated December 18, 2001

10.8      Agreement between American National Bankshares Inc.,                      Exhibit 10.9 on Form 10-K
          American National Bank and Trust Company and                              filed March 25, 2002
          Brad E. Schwartz dated December 18, 2001

10.9      Agreement between American National Bank and Trust                        Exhibit 10.10 on Form 10-K
          Company and Charles H. Majors dated January 1, 2002                       filed March 25, 2002

11.       Refer to EPS calculation in the Notes to Financial Statements             Filed herewith

31.1      Section 302 Certification of Charles H. Majors, President and CEO         Filed herewith

31.2      Section 302 Certification of Brad E. Schwartz, Senior Vice President
          and Secretary-Treasurer (CFO)                                             Filed herewith

32.1      Section 906 Certification of Charles H. Majors, President and CEO         Filed herewith

32.2      Section 906 Certification of Brad E. Schwartz, Senior Vice President
          and Secretary-Treasurer (CFO)                                             Filed herewith

99.2      American National Bankshares Inc. Dividend Reinvestment                   Exhibit 99 on Form S-3
          Plan dated August 19, 1997                                                filed August 20, 1997


(b) Reports on Form 8-K during the fourth quarter of 2003.

------------------------------------

* The information required by Item 9 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

     The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", "Report of the Audit and Compliance Committee", and "Code of Conduct" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

     The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Comparative Stock Performance", "Report of Human Resources and Compensation Committee on Executive Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

     The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

     The information required by Item 13 is incorporated herein by reference to the information that appears under the heading "Related Party Transactions" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.


     The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

PART I


ITEM 1 - BUSINESS
     American National Bankshares Inc. (the "Corporation") is a one-bank holding company organized under the laws of the State of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the "Bank"), a national banking association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 2003 the Corporation employed 208 full-time equivalent persons, and relations with the employees is considered good.

American National Bank and Trust Company
     The Bank has been operating as a commercial bank headquartered in Danville, Virginia since its organization in 1909. The Bank has expanded through internal growth and through mergers and acquisitions. In 1996 the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") with $84,718,000 in assets into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two retail office purchases in 1995 and 1996 that added $57,700,000 in deposits and $6,925,000 in loans. The two acquisitions were accounted for as purchases and related core deposit intangible assets of $4,504,000 are being amortized over ten years. The Bank opened retail banking offices in Chatham and Martinsville, Virginia, closed a limited service retail office in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000. In March 2002, the Bank opened their fourteenth retail banking office in southern Henry County, Virginia.

     The Bank has two wholly owned subsidiaries. ANB Mortgage Corp. originates and sells secondary-market mortgage loans. ANB Services Corporation, operating as ANB Investor Services and ANB Insurance Services, offers non-deposit investment products such as mutual funds and a full-line of insurance products through an affiliation with Bankers Insurance LLC.

     The operations of the Bank are conducted at fourteen offices located throughout the Bank's trade area, which includes the Cities of Danville and Martinsville, Pittsylvania, Henry, and Halifax Counties in Virginia, and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, one office each in Gretna, Chatham, Martinsville, Collinsville, southern Henry County, and South Boston, Virginia and Yanceyville, North Carolina. The Bank also has twenty automated teller machines at various locations in the trade area. The Bank offers all services normally offered by a full-service commercial bank, including commercial and consumer demand and time deposit accounts, commercial and consumer loans and trust services.

Competition and Markets
     The Bank's primary service area is generally defined as the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania, Henry and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, credit unions, money market and mutual funds, mortgage, insurance, and finance companies. American National Bank and Trust Company has the largest deposit market share in both the City of Danville and in Pittsylvania County.

     The Bank's market areas, primarily in an area known collectively as Southside Virginia, are heavily dependent on manufacturing and are under a great deal of economic pressure. The region has traditionally been the home to textile, furniture, and other manufacturing as well as serving as a hub for tobacco production and distribution. While diversification has occurred in manufacturing in recent years, a textile firm and a tire manufacturing plant in Danville and several large furniture manufacturers in the Henry County/City of Martinsville area employ a significant workforce. Danville's largest employer, Dan River Inc., a textile manufacturer, continues to experience financial hardship. Increased global competition has negatively impacted the textile and furniture industries in the area with several plants closing due to competitive pressures or due to the relocation of some operations to foreign countries. Unemployment as a percent of the workforce remains greater than that of most other regions of Virginia. The area is also known as a center of commerce for the tobacco industry, and the major tobacco companies continue to operate leaf collection and processing facilities in the region. While certain industries have declined and reduced their workforces, the region has been proactive in the area of economic development and attracted some new industry, as well as creating job growth in the education, government, and service sectors.

Supervision and Regulation
     The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbannes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance and reporting procedures. The Corporation is complying with new SEC and other rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future.

     The Corporation's common stock is listed on the Nasdaq National market, and the Corporation must comply with the listing requirements and rules of the exchange.

     The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System ("the Federal Reserve Board"). As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such other information as may be required. The Federal Reserve Board may also make examinations of the Corporation.

     The operations of the Bank are subject to federal statutes and to regulations of the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve Board and the Federal Deposit Insurance Corporation, which insures the Bank's deposits.

     As a national bank, the Bank is a member of the Federal Reserve System and is affected by general fiscal and monetary policies of the Federal Reserve Board. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings.

     The primary supervisory authority of the Bank is the Comptroller of the Currency, which regularly examines such areas as reserves, loans, investments, regulatory compliance, information systems, management practices and other aspects of the Bank's operations. These examinations are designed primarily for the protection of the Bank's depositors. In addition to these regular examinations, the Bank must furnish the OCC periodic reports containing a full and accurate statement of its affairs.

Government Monetary Policies and Economic Controls
     The policies of the Federal Reserve Board have a direct effect on loan and deposit growth and the interest rates charged and paid thereon. While these policies can materially affect the revenues and income of commercial banks, the impact of such conditions and policies upon the future business and earnings of the Bank cannot accurately be predicted.

Foreign Operations
     The Corporation does not engage in any foreign operations.

Internet Access to Corporate Documents
     The Corporation provides access to their SEC filings through the corporate Web site at www.amnb.com. After accessing the Web site, the filings are available upon selecting the American National Bankshares Inc. icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers
     This information is incorporated by reference to the Registrant's Proxy Statement for the April 2004 Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
     The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation. As of December 31, 2003, the Bank maintained fourteen full service retail offices. Seven are located within the City of Danville, with others located at Gretna, Chatham, Martinsville, southern Henry County, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank's Trust and Investment Division operates two offices, ANB Mortgage Corp. has two offices, and ANB Investor Services/ANB Insurance Services has one office.

     The principal executive offices of the Corporation, as well as the principal executive offices of the Bank, are located at 628 Main Street in the business district of Danville, Virginia. This building, owned by the Bank, was originally constructed in 1973 and has three floors totaling 27,000 square feet.

     The Corporation owns a building located at 103 Tower Drive in Danville, Virginia. This three-story facility totaling 15,000 square feet was constructed in 1985, and serves as a retail banking office, the headquarters and office of ANB Mortgage Corp., as well as housing operations and administrative staff of the Bank.

     The Corporation owns an office building on 203 Ridge Street, Danville, Virginia, which is currently leased to Bankers Insurance, LLC. The Bank has a minority ownership interest in Bankers Insurance, LLC.

     The Bank leases a three building office complex in Martinsville, Virginia, that houses a retail banking office, a trust and investment services office, and an office for ANB Mortgage Corp. This office serves as the headquarters for the Martinsville/Henry County market. The Bank also leases the retail banking offices in South Boston, Southern Henry County, and on West Main Street in Danville, Virginia. The Southern Henry County location is a ground lease, and the Bank owns the building. Total lease payments in 2003 for these facilities, as well as for ATM leases at non-retail office locations, were $126,000.

     The Bank owns eight other retail office locations for a total of ten owned retail office locations. There are no mortgages or liens against any of the properties owned by the Bank or the Corporation.

     The Bank operates twenty Automated Teller Machines ("ATMs") on owned or leased facilities.

     There were no directors or officers with any ownership interest in any leased facility of the Bank or the Corporation.

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

PART II


ITEM 5 - Market for Registrant's Common Equity and Related Stockholder Matters The Corporation's common stock is traded on the Nasdaq National market under the symbol "AMNB". At year end 2003 the Corporation had 1,345 shareholders of record. The tables below present the high and low closing sales' prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 2003 and 2002.


Market Price of the Corporation's Common Stock


                          Nasdaq closing price           Dividends
                          --------------------           declared
   2003                     Low          High            per share
-----------               -------       ------           ---------
4th quarter               $ 24.99       $ 27.23            $  .19
3rd quarter               $ 24.77       $ 28.11            $  .19
2nd quarter               $ 22.87       $ 25.96            $  .19
1st quarter               $ 24.30       $ 27.06            $  .18
                                                           ------
                                                           $  .75
                                                           ======

   2002                     Low          High            per share
-----------               -------       -------          ---------
4th quarter               $ 25.80       $ 27.24            $  .18
3rd quarter               $ 25.81       $ 29.00            $  .18
2nd quarter               $ 19.25       $ 27.39            $  .18
1st quarter               $ 18.05       $ 20.32            $  .17
                                                           ------
                                                           $  .71
                                                           ======

Stock Option Plan

     The Corporation maintains a stock option plan (the "Plan") that is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Corporation as an incentive to contribute to the success of the Corporation and the Bank and reward employees for outstanding performance and the attainment of targeted goals. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 ("incentive stock options"), as well as non-qualified stock options.

     The Plan was approved by the Shareholders at the April 1997 Annual Meeting, and is administered by a committee of the Board of Directors of the Corporation, each member of which is a "non-employee director" as defined in Rule 16b-3 under the Securities Exchange Act of 1934. Unless sooner terminated, the Plan is in effect until December 31, 2006. Under the Plan, the committee determines which employees will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted

     Stock options shall become vested and exercisable in the manner specified by the committee. In general, each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant

                                                               Year Ended December 31, 2003
                                         ------------------------------------------------------------------------
                                         Number of Shares          Weighted-Average            Number of Shares
                                         to be Issued Upon        Per Share Exercise          Remaining Available
                                             Exercise                  Price of               for Future Issuance
                                           of Outstanding         Outstanding Options                Under
                                              Options                                          Stock Option Plan
                                         -----------------        -------------------         -------------------
Equity compensation plans
  approved by shareholders                    224,037                  $18.77                       54,544
Equity compensation plans not
approved by shareholders                            -                       -                            -
                                              -------                  ------                       ------
Total                                         224,037                  $18.77                       54,544
                                              =======                  ======                       ======


ITEM 6 - Summary of Selected Consolidated Financial Data

(in thousands, except per share amounts)
American National Bankshares Inc. & Subsidiary
                                                              2003          2002         2001          2000         1999
                                                            --------      --------     --------      --------     --------
Operations Information:
Interest income:
  Interest on deposits in other banks.......................$    110      $    248     $    385      $    179     $    273
  Securities................................................   6,840         7,737        9,218        10,127        9,467
  Loans.....................................................  25,228        27,150       30,217        28,300       23,959
                                                            --------      --------     --------      --------     --------
    Total interest income...................................  32,178        35,135       39,820        38,606       33,699
Interest expense............................................   9,391        12,310       17,502        17,343       14,736
                                                            --------      --------     --------      --------     --------
Net interest income.........................................  22,787        22,825       22,318        21,263       18,963
Provision for loan losses...................................     920           873        1,015         1,020          670
Non-interest income.........................................   6,671         5,712        5,668         4,771        4,493
Non-interest expense........................................  15,111        14,285       13,614        12,923       11,542
                                                            --------      --------     --------      --------     --------
Income before income taxes..................................  13,427        13,379       13,357        12,091       11,244
Income taxes................................................   3,914         3,918        3,942         3,415        3,320
                                                            --------      --------     --------      --------     --------
Net income..................................................$  9,513      $  9,461     $  9,415      $  8,676     $  7,924
                                                            ========      ========     ========      ========     ========

Balance Sheet Information:
Securities..................................................$207,479      $163,824     $156,791      $162,929     $166,272
Net loans................................................... 400,953       400,781      370,006       334,611      289,386
Total deposits.............................................. 501,688       473,562      464,012       426,588      385,558
Shareholders' equity........................................  71,931        70,736       65,397        63,338       56,719
Total assets................................................ 644,302       605,859      572,887       541,389      491,391

Per Share Information:*
Earnings - basic............................................$  1.67      $   1.63     $   1.58      $   1.42     $   1.30
Earnings - diluted..........................................   1.65          1.62         1.58          1.42         1.30
Dividends...................................................    .75           .71          .66           .585         .525
Book value..................................................  12.71         12.24        11.23         10.45         9.29

Ratios:
Return on average assets....................................   1.52%         1.63%        1.69%         1.70%        1.68%
Return on average shareholders' equity......................  13.52%        13.97%       14.49%        14.74%       14.17%
Average shareholder's equity/average assets.................  11.27%        11.64%       11.68%        11.54%       11.89%
Total risk-based capital/assets.............................  15.99%        15.63%       15.56%        17.09%       17.79%
Dividend payout ratio.......................................  44.90%        43.52%       41.68%        41.07%       40.44%
Net charge-offs to average net loans........................    .30%          .15%         .12%          .13%         .13%
Allowance for loan losses to period-end
  loans, net of unearned income.............................   1.30%         1.38%        1.42%         1.40%        1.41%

* Per share amounts have been restated to reflect the impact of a 2-for-1 stock split effected in the form of a 100% stock dividend issued to shareholders July 15, 1999, with a record date of July 1, 1999.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes to assist in the evaluation of the Corporation's 2003 performance.

                          ANALYSIS OF OPERATING RESULTS

NET INCOME

     The Corporation reported record profitability during 2003. Net income for the year ended December 31, 2003 was $9,513,000, an increase of 0.55% over the $9,461,000 earned during the same period of 2002. On a basic per share basis, net earnings totaled $1.67 and on a diluted per share basis earnings totaled $1.65 for the year ended December 31, 2003. For the year ended December 31, 2002, basic earnings per share were $1.63 and diluted earnings per share were $1.62.

     Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders' equity (net income as a percentage of average common shareholders' equity). The Corporation's returns on average assets were 1.52%, 1.63%, and 1.69% for the years ended December 31, 2003, 2002 and 2001, respectively. The returns on average shareholders' equity were 13.52%, 13.97%, and 14.49% for the last three years.

     The Corporation's moderate growth in earnings was due to several factors. Net interest income after provision for loan losses declined $86,000, or 0.38%, for 2003 compared to the same period in 2002 due to the lack of year-over-year loan growth, an increase in the allowance for loan losses, and a continued decline in the net interest margin. Non-interest income grew by $960,000, or 16.8%, and was driven by growth in deposit service charges and overdraft/NSF fees, mortgage banking income, and other fees and commissions. Unfortunately, the overall increase in revenue was mostly offset by an increase in non-interest expense of $826,000, or 5.8%. The net effect was an increase in net income of $52,000.

NET INTEREST INCOME

     Net interest income, the Corporation's primary source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities, the mix of interest-earning assets and interest-bearing liabilities, the interest rates earned on earning assets, and the interest rates paid to obtain funding to support the assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt securities and loans to a fully taxable equivalent basis. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest margin.

     The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE-adjusted net interest margin was 3.98% in 2003, 4.28% in 2002, and 4.39% in 2001. The thirty basis point (0.30%)
decrease in net yield during 2003 was primarily the result of U.S. monetary policy that kept rates at historic lows during the year. During 2003, the Federal Reserve decreased the target federal funds rate in June by 0.25%, for a total three year reduction of 5.50%. The continued low target federal funds rate and the related effect on the prime lending rate and U.S. Treasury security rates had a negative impact on net interest income over the past three years. The Wall Street Journal prime rate fell from 4.25% at January 1, 2003 to 4.00% at December 31, 2003, compared to 9.50% at December 31, 2000. Almost half of the loan portfolio is tied to the Wall Street Journal prime rate, with 70.5% of all loans repricing due to maturity or contractual repricing (to the prime rate or a U.S. Treasury index rate) during 2004.

     While the Corporation's balance sheet is technically liability-sensitive, management feels many of the funding costs are at or very close to market floors, and through the year it remained increasingly difficult to reduce funding costs at the same pace with the customer- or market-driven reductions in asset yields. The resultant decrease in interest income from the lower yields on earning assets exceeded the decrease in interest expense from lower costs of interest-bearing liabilities. The mix of earning assets and liabilities also affects the net interest margin. While the Corporation continues to grow funding liabilities in the lower cost areas of demand deposits, savings accounts, and repurchase agreements, the lack of loan growth forced growth of the investment securities portfolio. The investment securities portfolio earns a lower rate of interest typically than the loan portfolio, and therefore when investment securities grow faster than loans, the overall yield declines. Because the funding rates do not typically move upward to the full extent of the asset indexes, and due to the heavy concentration of earning assets repricing in 2004, Management considers the Corporation's balance sheet to be asset-sensitive. Table 1 demonstrates fluctuations in net interest income and the related yields for the years 2003, 2002, and 2001.

                     Table 1 - Net Interest Income Analysis

     The following is an analysis of net interest income, on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis (in thousands, except rates):

                                          Average Balance                Interest Income/Expense            Average Yield/Rate
                                   ------------------------------    ------------------------------    ---------------------------
                                     2003       2002       2001        2003       2002       2001        2003      2002      2001
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
Loans:
  Commercial                       $214,242   $174,172   $139,094    $ 11,966   $ 11,337   $ 11,188      5.59%     6.51%     8.04%
  Mortgage                          177,423    183,297    179,682      10,574     12,383     14,622      5.96      6.76      8.14
  Consumer                           27,205     33,925     43,609       2,790      3,555      4,541     10.26     10.48     10.41
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
  Total loans                       418,870    391,394    362,385      25,330     27,275     30,351      6.05      6.97      8.38
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------

Securities:
  Federal agencies                   71,153     43,063     42,698       2,365      1,942      2,709      3.32      4.51      6.34
  Mortgage-backed                    30,745     40,055     43,628       1,316      2,352      2,723      4.28      5.87      6.24
  State and municipal                43,993     39,173     39,208       2,844      2,667      2,677      6.46      6.81      6.83
  Other securities                   22,696     26,962     30,947       1,247      1,629      1,959      5.49      6.04      6.33
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
  Total securities                  168,587    149,253    156,481       7,772      8,590     10,068      4.61      5.76      6.43
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------

Deposits in other banks              11,236     15,792     11,726         110        248        385       .98      1.57      3.28
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------


  Total interest-earning assets     598,693    556,439    530,592      33,212     36,113     40,804      5.55      6.49      7.69
                                                                     --------   --------   --------    -------   -------   -------

Other non-earning assets             25,918     25,459     25,841
                                   --------   --------   --------

  Total assets                     $624,611   $581,898   $556,433
                                   ========   ========   ========

Deposits:
  Demand                           $ 63,858   $ 59,852   $ 56,419         225        417        495       .35       .70       .88
  Money market                       47,293     42,369     41,225         478        775      1,318      1.01      1.83      3.20
  Savings                            80,876     70,073     62,792         713      1,049      1,177       .88      1.50      1.87
  Time                              230,070    229,074    229,050       6,500      8,607     12,617      2.83      3.76      5.51
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
  Total deposits                    422,097    401,368    389,486       7,916     10,848     15,607      1.88      2.70      4.01

Repurchase agreements                40,917     34,183     29,814         496        634      1,088      1.21      1.85      3.65
Other borrowings                     21,578     17,274     15,491         979        828        807      4.54      4.79      5.21
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------
  Total interest-bearing
    liabilities                     484,592    452,825    434,791       9,391     12,310     17,502      1.94      2.72      4.03
                                   --------   --------   --------    --------   --------   --------    -------   -------   -------

Demand deposits                      66,300     58,075     52,719
Other liabilities                     3,352      3,289      3,941
Shareholders' equity                 70,367     67,709     64,982
                                   --------   --------   --------
  Total liabilities and
    Shareholders' equity           $624,611   $581,898   $556,433
                                   ========   ========   ========

Interest rate spread                                                                                     3.61%     3.77%     3.66%
                                                                                                       =======   =======   =======
Net interest margin                                                                                      3.98%     4.28%     4.39%
                                                                                                       =======   =======   =======

Reconcilement to GAPP

Net interest income tax equivalent                                     23,821     23,803     23,302
Less:  Taxable equivalent adjustment                                    1,034        978        984
                                                                     --------   --------   --------
                                                                     $ 22,787   $ 22,825   $ 22,318
                                                                     ========   ========   ========


     The growth in the volume of loans throughout the year could not offset the decline due to rates, with the tax-equivalent interest income on loans declining by $1,945,000. This was a much smaller decline than the decline that occurred between 2002 and 2001, when the decline was $3,076,000. In 2003 the mortgage loan category accounted for the majority of the net decrease, which was due to the refinancing of existing loans to lower rates, adding new loans at lower market rates, and losing variable rate mortgage loans to the fixed-rate secondary market. Had the prime rate and U.S. Treasury rates remained flat or risen in 2003 to more historically normalized levels, interest income on loans would have been much greater.

     The growth in the volume of investment securities also could not offset the decline due to rates, with the tax-equivalent interest income on investment securities declining by $818,000. The primary driver of the decline in income was mortgage-backed securities, which declined in volume due to rapid payoffs of the underlying mortgages during the first three quarters of 2003, combined with new volume being added at the current low market rates.

     Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate).

     Total interest expense decreased by a net amount of $2,919,000 in 2003, with a decrease of $3,514,000 due to lower rate funding costs in all categories with volume primarily in the savings, repurchase agreements, and other borrowings categories accounting for most of the $595,000 increase in expense due to volume. Time deposits led the decline in interest expense as a majority of these accounts re-priced during the year.

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

                                                    2003 vs. 2002                             2002 vs. 2001
                                         ------------------------------------       -----------------------------------
                                                              Change                                    Change
                                          Interest        Attributable to            Interest       Attributable to
                                          Increase     ----------------------        Increase    ----------------------
                                         (Decrease)       Rate        Volume        (Decrease)      Rate        Volume
                                         ----------    ---------    ---------       ----------   ---------    ---------
Interest income
  Loans:
    Commercial                           $     629     $ (1,750)    $  2,379        $     149    $ (2,366)    $  2,515
    Mortgage                                (1,809)      (1,422)        (387)          (2,239)     (2,528)         289
    Consumer                                  (765)         (74)        (691)            (986)         29       (1,015)
                                         ----------    ---------   ----------       ----------   ---------    ---------
    Total loans                             (1,945)      (3,246)       1,301           (3,076)     (4,865)       1,789
                                         ----------    ---------   ----------       ----------   ---------    ---------
  Securities:
    Federal agencies                           423         (606)       1,029             (767)       (790)          23
    Mortgage-backed                         (1,036)        (558)        (478)            (371)       (156)        (215)
    State and municipal                        177         (139)         316              (10)         (8)          (2)
    Other securities                          (382)        (139)        (243)            (330)        (86)        (244)
                                         ----------    ---------   ----------       ----------   ---------    ---------
    Total securities                          (818)      (1,442)         624           (1,478)     (1,040)        (438)
                                         ----------    ---------   ----------       ----------   ---------    ---------
  Deposits in other banks                     (138)         (78)         (60)            (137)       (243)         106
                                         ----------    ---------   ----------       ----------   ---------    ---------
    Total interest income                   (2,901)      (4,766)       1,865           (4,691)     (6,148)       1,457
                                         ----------    ---------   ----------       ----------   ---------    ---------

Interest expense
  Deposits:
    Demand                                    (192)        (218)          26              (78)       (107)          29
    Money market                              (297)        (379)          82             (543)       (579)          36
    Savings                                   (336)        (480)         144             (128)       (254)         126
    Time                                    (2,107)      (2,144)          37           (4,010)     (4,011)           1
                                         ----------    ---------   ----------       ----------   ---------    ---------
    Total deposits                          (2,932)      (3,221)         289           (4,759)     (4,951)         192

  Repurchase agreements                       (138)        (247)         109             (454)       (595)         141
  Other borrowings                             151          (46)         197               21         (68)          89
                                         ----------    ---------   ----------       ----------   ---------    ---------
    Total interest expense                  (2,919)      (3,514)         595           (5,192)     (5,614)         422
                                         ----------    ---------   ----------       ----------   ---------    ---------
Net interest income                      $      18     $ (1,252)   $   1,270        $     501    $   (534)    $  1,035
                                         ==========    =========   ==========       ==========   =========    =========


MARKET RISK MANAGEMENT

     Management spent a great deal of time focusing on the management of the balance sheet in 2003, as rates hit lows not seen since the 1950's. As the holding company for a commercial bank, the Corporation's primary component of market risk is interest rate volatility. The Corporation's primary objectives for managing interest rate volatility are to identify opportunities to maximize net interest income while ensuring adequate liquidity and carefully managing interest rate risk. The Asset/Liability Investment Committee ("ALCO"), which is composed of executive officers and other selected officers, is responsible for:

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

     Interest rate sensitivity analysis presents the amount of assets and liabilities that are estimated to reprice through specified periods if there are no changes in balance sheet mix. The interest rate sensitivity analysis in Table 3 reflects the Corporation's assets and liabilities on December 31, 2003 that will either be repriced in accordance with market rates, mature or are estimated to mature early or prepay within the periods indicated (in thousands):

                  Table 3 - Interest Rate Sensitivity Analysis

                                           3 Months    > 3 Months   > 1 Year      > 3 Year
                                            or Less     to 1 Year   to 3 Years    to 5 Years   > 5 Years      Total
                                          ----------   ----------   ----------    ----------   ---------    ---------
Interest sensitive assets:
  Interest bearing deposits
    with other banks                      $    1,652   $        -   $        -    $        -   $       -    $   1,652
  Securities                                  35,433       50,705       56,872        18,059      46,410      207,479
  Loans                                      118,812      167,449      113,789         5,376         819      406,245
                                          -----------  -----------  ----------    -----------  ---------    ---------
  Total interest sensitive assets            155,897      218,154      170,661        23,435      47,229      615,376
                                          -----------  -----------  ----------    -----------  ---------    ---------

Interest sensitive liabilities:
  NOW and savings deposits                   152,084            -            -             -           -      152,084
  Money market deposits                       59,251            -            -             -           -       59,251
  Time deposits                               41,910      102,424       53,604        21,295          93      219,326
  Repurchase agreements and
    other borrowings                          48,535        1,500        4,000         9,000       5,000       68,035
                                          -----------  -----------  ----------    -----------  ---------    ---------
  Total interest sensitive liabilities       301,780      103,924       57,604        30,295       5,093      498,696
                                          -----------  -----------  ----------    -----------  ---------    ---------
Interest sensitivity gap                  $ (145,883)  $  114,230   $  113,057    $   (6,860)  $  42,136    $ 116,680
                                          ===========  ===========  ==========    ===========  =========    =========

Cumulative interest sensitivity gap       $ (145,883)  $  (31,653)  $   81,404    $   74,544   $ 116,680
                                          ===========  ===========  ==========    ===========  =========

Percentage cumulative gap
  to total interest sensitive assets           (23.7)%       (5.1)%      13.2 %         12.1 %      19.0 %


     Because of inherent limitations in interest rate sensitivity analysis, ALCO uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to subject the current repricing conditions to rising and falling interest rates in increments and decrements of 1%, 2% and 3% to determine how net interest income changes for the next twelve months. ALCO also measures the effects of changes in interest rates on MVE by discounting future cash flows of deposits and loans using new rates at which deposits and loans would be made to similar depositors and borrowers. Market value changes on the investment portfolio are estimated by discounting future cash flows and using duration analysis. Loan and investment security prepayments are estimated using current market information. Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income and on MVE as of December 31, 2003 (in thousands).

     The projected changes in net interest income and MVE to changes in interest rates at December 31, 2003, were within compliance of established policy guidelines, except for a decrease in current rates by 300 basis points on December 31, 2003, or three percent. Management does not consider this scenario possible, given the current historically low level of interest rates. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

     The negative one year cumulative interest sensitivity gap of $31,653,000 on December 31, 2003 has declined from the negative one year cumulative interest sensitivity gap of $35,047,000 on December 31, 2002, and the negative one year cumulative interest sensitivity gap of $71,761,000 on December 31, 2001. This decline indicates a more balanced repricing gap position. This negative gap in the interest rate sensitivity analysis normally implies that the Corporation's net interest income would rise if rates decline and fall if rates increase. The simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that reprice loans and investment securities.

Table 4 - Change in Net Interest Income and Market Value of Portfolio Equity


                Changes in                         Changes in Market Value
Change in    Net Interest Income (1)               of Portfolio Equity (2)
Interest     -----------------------              ------------------------
Rates         Amount        Percent                Amount         Percent
---------    --------      ---------              --------       ---------
Up  3%       $ 2,586         10.99 %              $ (4,514)        (4.77)%
Up  2%         1,571          6.67                  (2,948)        (3.11)
Up  1%         1,111          4.72                  (1,424)        (1.50)
Down 1%         (842)        (3.58)                  1,273          1.34
Down 2%       (2,257)        (9.59)                  2,264          2.39
Down 3%       (3,686)       (15.66)                  2,262          2.39

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.
(2) Represents the difference between market value of portfolio equity in the new interest rate environment and the current interest rate environment, and then adjusted for income taxes using a 34% tax rate.

     While the Corporation cannot predict future interest rates or their exact effects on MVE or net interest income, the analysis indicates that a change in interest rates of plus or minus 3% is unlikely to have a material adverse effect on net interest income and MVE in future periods. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology used estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

     Based on the modeling system used by the Corporation to measure the impact of rate changes to net interest income, an increase of just 1% to the federal funds rate, and the resulting changes to the Wall Street Journal prime rate and expected changes to the U.S. Treasury interest rate curve would add, for a full twelve month period, $1,111,000 to pre-tax net interest income. Should the same rates decrease by 1%, pre-tax net interest income would decline by $842,000 for a twelve month period. Management continues to believe interest rates are at or near a floor and anticipates the federal funds and other market interest rates to rise either late in 2004 or early in 2005.

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

NON-INTEREST INCOME

     Non-interest income totaled $6,671,000 in 2003 compared with $5,712,000 in 2002 and $5,668,000 in 2001. This was an increase of 16.8% for 2003, compared to only a 0.8% increase for 2002. The major components of non-interest income are from trust and investment services, service charges on deposit accounts, securities gains or losses, other fees and insurance commissions, mortgage banking income and other income.

     The Corporation had two important initiatives in 2003 that drove the increase in non-interest income. Service charges on deposit accounts increased primarily due to the introduction of an overdraft/NSF program that allows retail customers to overdraw their accounts without the negative stigma associated with an overdraft. This program was initiated in April of 2003 with broad customer acceptance. ANB Mortgage Corp. also expanded their origination staff during 2003 to take advantage of the low interest rate environment and refinancing boom. The rate environment had a positive impact on loan volume closed, which drove revenue growth in this area.

     While income from the trust and investment services division continues to be the number one category of non-interest income, there was nominal growth in 2003 as the market values of assets slowly recovered from their lows of the previous two years. Fees from the management of trusts, estates and asset management accounts totaled $2,523,000 in 2003, a slight increase from $2,516,000 of 2002. Trust and investment services fees in 2002 decreased 2.1% from 2001. Declines in the equity markets placed pressure on the growth in fee income in 2003 and 2002. The Bank's trust and investment services division managed assets with an approximate market value of $338,000,000 at December 31, 2003 and $297,630,000 at December 31, 2002, compared to $334,942,000 at year end
2001. Only in the fourth quarter of 2003 did asset values grow back to the levels of year-end 2001.

     Service charges on deposit accounts were $2,163,000 in 2003, an increase of $457,000, or 26.8%, from 2002. Service charges during 2002 totaled $1,706,000, which was a 23.2% increase from 2001. As noted above, the main reason for the increase was the introduction of an overdraft/NSF program. Changes in the fee structure and additional accounts obtained contributed to the remaining portion of the growth in income in 2003, and to all the increase in income in 2002. Service charge pricing on deposit accounts is typically changed annually to reflect current costs and competition.

     Other fees and commissions were $914,000 in 2003, $816,000 in 2002, and $749,000 in 2001. Non-customer ATM fees, debit and credit card fees, safe deposit box rent, brokerage investment commissions and insurance commissions represent the majority of the income in this category. The increase in 2003 resulted primarily from additional earnings at ANB Investor Services, increases in interchange income from debit card transactions, and growth in non-customer ATM transaction fees.

     Mortgage banking income represents fees from originating and selling residential mortgage loans through ANB Mortgage Corp., a wholly owned subsidiary of the Bank, which began operations in December 1996. Mortgage banking income was $571,000 in 2003, $361,000 in 2002, and $365,000 in 2001. Both loan volume and the yield per loan were higher in 2003, contributing to the increase in revenue.

     Securities gains of $115,000 in 2003 were up from $39,000 in 2002, but down considerably from the $367,000 in net gains recorded in 2001. In 2003 Management sold certain securities that either no longer met the investment strategy of the Corporation or were considered a positive swap of like-kind securities at a slightly longer maturity. A portion of the gains were due to pre-maturity calls at a premium or at par. The large volume of gains in 2001 was primarily the result of pre-maturity calls of U.S. government agency investment securities during a period of rapid interest rate decline.

     Other income was $386,000 in 2003, an increase of 41.1% from the $273,000 recorded in 2002, which in turn was an increase of 17.8% from $232,000 recorded in 2001. Check order income and dividends from an equity interest in a title agency account for the majority of other income. The mortgage refinance boom of 2003 was the primary reason the dividend returns on the Corporation's investment in the title agency increased. Also in other income were funds from the highway department to compensate the Corporation for encroachment at one of the Danville retail banking offices.

NON-INTEREST EXPENSE

     Non-interest expense for 2003 was $15,111,000, a 5.8% increase from the $14,285,000 reported in 2002, which in turn increased 4.9%, over $13,614,000 in 2001. Non-interest expense includes salaries, pension, health insurance and other employee benefits, occupancy and equipment expense, core deposit intangible amortization and other expenses. The majority of the increase in this area was due to additional pension expense and healthcare insurance premium increases.

     Salaries of $6,844,000 in 2003 increased $324,000, or 5.0%, over 2002 due to additional staffing as well as salary increases for existing staff. Salaries of $6,520,000 in 2002 increased only $136,000, and were held to only a 2.1% increase from 2001 through more efficient staffing.

     Pension and other employee benefits totaled $1,814,000 in 2003, an increase of 23.3% from the $1,471,000 recorded in 2002, which in turn was an increase of 5.8% from the $1,391,000 reported in 2001. The increases in both years are due to two major items that were outside of the control of management: increased premiums on medical insurance and higher pension costs. Other benefit cost increases could be traced to additional staffing or plan participation as social security taxes, Medicare taxes, and 401k contribution expenses increased.

     Pension expense in 2003 was $531,000, compared to $296,000 in 2002 and $209,000 in 2001. A large number of withdrawals in 2002 related to retirement payouts and a lower interest rate environment, combined with the general decline in the market value of the assets under management and the returns on those assets, created the large 79.4% increase in pension expense in 2003 when compared to 2002. Health care insurance expenses continued to increase at a much higher rate than overall inflation, with expense net of employee health care contributions of $537,000 in 2003 compared to $496,000 in 2002.

     Occupancy and equipment expense increased only marginally to $2,513,000 in 2003. The 2.2% increase was primarily driven by increases in computer software maintenance and other small increases relating to facility utilities expenses.

     Core deposit intangible expense of $450,000 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996. The core deposit intangible continues to be amortized on a straight-line basis over a ten-year period based on management's conclusion that the purchase did not constitute the acquisition of a business. The amortization will be complete in 2005 for the Gretna office and 2006 for the Yanceyville office.

     Other expense was $3,490,000 in 2003, an increase of 3.1% over the $3,385,000 reported in 2002, which increased from $3,074,000 recorded in 2001. The increase in 2003 was due to increased marketing expenses, ATM and Visa network fees, and Virginia bank franchise taxes, which was partially offset by a reduction in professional expenses.

     Management continued to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 49.7%, 48.4%, and 47.6% for 2003, 2002, and 2001, respectively. A lower efficiency ratio indicates more favorable expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45-55% range while the majority of the industry remains in the 55-70% range. The efficiency ratio is calculated by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

INCOME TAX PROVISION

     Applicable income taxes on 2003 earnings amounted to $3,914,000, resulting in an effective tax rate of 29.2% compared to $3,918,000, or 29.3% in 2002, and $3,941,000, or 29.5% in 2001. The Corporation was subject to a blended Federal tax rate of 34.3% in 2003, and a Federal tax rate of 34.2% in 2002 and 2001. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The decrease in the effective tax rate for 2003 as compared to 2002 was a result of the increase in earnings from tax-exempt assets, such as loans to municipalities or investment obligations of state and political subdivisions, as a percentage of total income.

              Financial Condition, Liquidity and Capital Resources

GENERAL

     Total assets increased 6.3% to $644,302,000 at December 31, 2003 when compared to assets of $605,859,000 at December 31, 2002. Asset growth has been concentrated in the investment securities portfolio. Portfolio loan growth was flat for 2003. Portfolio loans exclude loans held for sale, which are loans originated for the secondary market by ANB Mortgage Corp. that have closed but not funded. Even with loan growth flat overall, commercial and commercial real estate loans increased while there was a decline in residential mortgage and consumer loans. The increase in investment securities primarily occurred in the U.S. Government Agency and municipal securities portfolios.

     Total liabilities grew 7.0% to $572,371,000 at December 31, 2003 when compared to $535,124,000 at December 31, 2002. Total deposits increased $28,125,000 or 5.9% during 2003 and retail repurchase agreement accounts increased $10,879,000 or 30.1%. Retail repurchase agreements are used by commercial accounts to earn interest on short-term funds and mature daily. Management considers these accounts to be core funding. The deposit growth and resultant mix again shifted to lower cost deposits during the year such as non-interest checking, interest checking, savings, and money market accounts. Borrowed fixed-rate advances from the Federal Home Loan Bank of Atlanta declined $1,000,000 as one fixed-rate advance matured.

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

                         Table 5 - Investment Portfolio

     This table presents information on the amortized cost, maturities and taxable equivalent yields of securities at the end of the last 3 years (in thousands, except yields):

                                                 2003                           2002                            2001
                                       -------------------------     ---------------------------    --------------------------
                                                       Taxable                        Taxable                         Taxable
                                         Book         Equivalent       Book          Equivalent        Book         Equivalent
                                         Value          Yield          Value          Yield            Value          Yield
                                       ---------      ----------     ---------       ----------      ----------     ----------
Federal Agencies:
  Within 1 year                        $  18,033          1.40 %     $   1,000           2.55 %      $       -             - %
  1 to 5 years                            63,199          3.24          40,650           4.17           28,192          5.35
  5 to 10 years                           33,670          2.81          17,642           3.13            5,000          6.12
  Over 10 years                                -             -               -              -                -             -
                                       ---------      ----------     ---------       ----------      ---------      ----------
    Total                                114,902          2.82          59,292           3.83           33,192          5.47
                                       ---------      ----------     ---------       ----------      ---------      ----------

Mortgage-backed:
  Within 1 year                                -             -           1,144           6.48            1,881          6.87
  1 to 5 years                             1,259          3.13             281           6.62            4,141          6.72
  5 to 10 years                            8,958          4.95          14,429           4.81            6,175          6.19
  Over 10 years                           10,703          4.71          19,499           5.87           31,909          6.25
                                       ---------      ----------     ---------       ----------      ---------      ----------
    Total                                 20,920          4.72          35,353           5.46           44,106          6.31
                                       ---------      ----------     ---------       ----------      ---------      ----------

State and Municipal:
  Within 1 year                            2,150          6.71           3,204           6.76            1,501          7.89
  1 to 5 years                            17,019          6.11          17,720           6.44           17,310          7.33
  5 to 10 years                           26,689          5.14          14,678           6.56           19,324          7.54
  Over 10 years                            3,912          6.52           3,677           6.97              531          7.79
                                       ---------      ----------     ---------      -----------      ---------      ----------
    Total                                 49,770          5.65          39,279           6.56           38,666          7.46
                                       ---------      ----------     ---------      -----------      ---------      ----------

Other Securities:
  Within 1 year                            2,003          6.15           5,219           6.45           10,525          2.10
  1 to 5 years                            10,891          6.02          13,434           6.13           17,790          6.50
  5 to 10 years                                -             -               -              -            3,098          6.32
  Over 10 years                            7,029          2.91           7,335           5.17            7,430          5.51
                                       ---------      ----------     ---------      -----------    -------------    ----------
    Total                                 19,923          4.94          25,988           5.92           38,843          5.10
                                       ---------      ----------     ---------      -----------    -------------    ----------

    Total portfolio                    $ 205,515          3.91 %     $ 159,912           5.20 %       $154,807          6.11 %
                                       =========      ==========     =========      ===========    =============    ==========


     At December 31, 2003 total securities at amortized cost were $205,515,000, an increase of 28.5% from year-end 2002. A portion of the increase, $15,000,000, was a short-term investment used to offset a large customer deposit that deposited in the Bank between December 2003 and January 2004. Excluding this short-term investment, securities growth would have been 19.1%, or $30,603,000. Securities of U.S. government agencies represented 55.9% of the securities portfolio book value, mortgage securities issued by U.S. government corporations were 10.2%, obligations of state and municipal subdivisions were 24.2%, and other investments were 9.7%. The $15,000,000 short term investment was invested in U.S. government agency securities.

     As of December 31, 2003, there was a net unrealized gain of $1,964,000 related to the available for sale investment portfolio compared to $3,912,000 at year-end 2002. The market value of securities held to maturity at December 31, 2003 was more than the book value by $1,352,000. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2003 and 2002.

     The state and municipal securities were diversified among many different issues and localities.

Loan Portfolio

     The Corporation's lending activities are its principal source of income. Loans, net of unearned income declined $158,000 or 0.04% during 2003 after increasing $31,063,000 or 8.3% in 2002. Loans held for sale are loans originated for the secondary market by ANB Mortgage Corp. that have closed but not funded declined from $1,285,000 to $560,000 from 2002 to 2003. The discussion below excludes loans held for sale.

     While loan growth was flat on a year to year basis, there was strong loan growth through mid-year 2003. Loans grew $13,349,000 in the first quarter of 2003 and an additional $12,895,000 in the second quarter of 2003. Loans began to decline in the later half of the year as loans dropped ($12,731,000) in the third quarter of 2003 and an additional ($13,671,000) in the fourth quarter of 2003. The loan growth in the first half of the year was offset by the payoff of approximately $18,000,000 in out of market participation loans and a decline in overall loan volume and line of credit activity.

     The primary increases in types of loans in 2003 were in loans secured by real estate, which were offset by declines in commercial and industrial and consumer loans. Real estate loans secured by non-farm, nonresidential properties and real estate loans secured by 1-4 family property increased at a greater pace than other loans. Management considers the loan portfolio diversified as it consists of 33.5% in residential real estate loans, 36.7% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 24.0% in commercial, industrial and agricultural loans, and 5.8% in consumer loans as of December 31, 2003, as detailed in Table 6 and 7 (in thousands) classified by type.

     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio. At December 31, 2003, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

                                 Table 6 - Loans

                                                    2003           2002         2001         2000         1999
                                                  --------       --------     --------     --------     --------
Real estate loans:
  Construction and land development               $ 12,790       $  9,208     $ 10,282     $  9,284     $  7,317
  Secured by farmland                                3,430          1,485        1,110        1,616        1,306
  Secured by 1-4 family residential
    properties                                     136,229        129,905      126,607      121,449      108,994
  Secured by multi-family (5 or more)
    residential properties                           6,801          6,329        6,385        5,023        4,532
  Secured by nonfarm, nonresidential
    properties                                     126,164        107,263       88,648       67,312       54,170

Loans to farmers                                     1,618          1,844        1,452        1,625        2,468
Commercial and industrial loans                     91,419        113,575       98,324       83,428       66,459
Consumer loans                                      23,581         32,008       36,077       44,389       45,235
Loans for nonrated industrial
  development obligations                            4,077          4,745        6,436        5,590        3,236
Deposit overdrafts                                     136             41           19           40           24
                                                  --------       --------     --------     --------     --------
  Loans - net of unearned income                  $406,245       $406,403     $375,340     $339,756     $293,741
                                                  ========       ========     ========     ========     ========


                       Table 7 - Scheduled Loan Maturities

                                      Commercial
                                         and         Real Estate
                                     Agricultural    Construction     Total
                                     ------------    ------------     -----

     1 year or less                    $ 27,088        $  1,347     $ 28,435
     1-5 years                           55,208          10,416       65,624
     After 5 years                       14,818           1,027       15,845
                                       --------        --------     --------
       Total                           $ 97,114        $ 12,790     $109,904
                                       ========        ========     ========


     Of the loans due after one year, $14,904 have predetermined interest rates and $66,954 have floating or adjustable interest rates.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Credit Committee has responsibility for determining the level of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans and the Corporation's loan "Watch" list, and national and local economic conditions.

     The economy of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania, Henry and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, a textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry in the area with several manufacturers closing due to competitive pressures or due to the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. The local economy of the Corporation's trade area continues to remain stable at this time. An inherent risk to the loan portfolio exists if significant declines continue in the manufacturing sector along with a corresponding reduction in employment.

     There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is the Credit Committee's recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, recent loss experiences in particular portfolio segments, etc. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

     The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

     In 2003, the Corporation accrued $920,000 in provision for loan losses compared to $873,000 in 2002 and $1,015,000 in 2001. The provision for loan losses in 2003 was considered adequate when considering the lack of loan portfolio growth along with the increase in net loans charged-off in 2003, the growth in non-performing loans, and the status of general market conditions.

     Loans charged off during 2003 amounted to $1,457,000 compared to $740,000 in 2002 and $602,000 in 2001. Recoveries amounted to $207,000, $155,000, and
$175,000 in 2003, 2002, and 2001, respectively. Net charge-offs increased to $1,250,000 in 2003 from $585,000 in 2002 and $427,000 in 2001.

     The ratio of net charge-offs to average outstanding loans was 0.30% in 2003, 0.15% in 2002, and 0.12% in 2001. In 2003 one large commercial loan was partially charged-off in the amount of $744,000, which amounted to 50% of the remaining balance of an outstanding non-accrual loan. Management is working with this customer on a primary and secondary source of repayment of this amount and the remaining balance due, including interest due but not accrued. Management considers the charge-off levels of 2003 to be greater than historical averages due to this one loan. Table 10 presents the Corporation's loan loss and recovery experience (in thousands) for the past five years.

     The allowance for loan losses totaled $5,292,000 at December 31, 2002, a decrease of 5.9% over December 31, 2002. The ratio of the allowance to loans, less unearned income, was 1.30% at December 31, 2003 and 1.38% at December 31, 2002. The decrease in the allowance to loans ratio is supported by the fact that one of the loans previously supported in the allowance was charged-off, the continued decline in the consumer loan portfolio which has historically driven the majority of the net loan losses, and the overall condition of the portfolio. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at December 31, 2003.

                Table 8 - Allocation of Allowance for Loan Losses

     Management has allocated the allowance for loan losses to loan categories as follows (in thousands):
                                   2003                 2002                2002                2000                1999
                             ----------------     ----------------    ----------------    ----------------    ----------------
                                     Percent              Percent             Percent             Percent             Percent
                                     of loans             of loans            of loans            of loans            of loans
                                     in each              in each             in each             in each             in each
                                     category             category            category            category            category
                                     to total             to total            to total            to total            to total
                             Amount  loans        Amount  loans       Amount  loans       Amount  loans       Amount  loans
                             ------  --------     ------  --------    ------  --------    ------  --------    ------  --------
Commercial (including
  commercial real estate)    $2,881      59%     $3,196       59%     $2,005      55%     $1,691      50%     $1,190      46%

Real estate-
  residential                   848      35         781       33         236      35         177      37         167      39

Consumer                      1,141       6       1,247        8       1,276      10       1,304      13       1,503      15

Unallocated                     422       -         398        -       1,817       -       1,574       -       1,275       -
                             ------  -------     ------   -------     ------  -------     ------  -------    -------  -------
Balance at
  end of year                $5,292     100%     $5,622      100%     $5,334     100%     $4,746     100%     $4,135     100%
                             ======  =======     ======   =======     ======  =======     ======  =======     ======  =======


     Management's criteria for evaluating the adequacy of its allowance for loan losses includes individual evaluation of significant loans and overall portfolio analyses for more homogeneous, smaller balance loan portfolios. Based on management's evaluation, estimated loan loss allowances are assigned to the individual loans which present a greater risk of loan loss. The remaining loan loss allowance is allocated to the remaining loans on an overall portfolio basis based on historical loss experience. The assessed risk of loan loss is higher in the commercial and non-real estate secured consumer loan categories as these categories contain loans which are more significant to the Corporation and to the individual borrowers, thereby exposing the Corporation to a greater risk of loss in the event of downturns in the financial position of individual borrowers. The remaining loan categories are typically for lesser amounts and are distributed over a much larger population of borrowers, thereby reducing the Corporation's risk of loan loss.

                           Table 9 - Loan Loss Ratios

                                                                                  2003        2002         2001
                                                                                -------     --------     -------
Allowance as percentage of outstanding loans, net of unearned income              1.30%        1.38%        1.42%
Net charge-offs as percentage of allowance                                       23.62        10.41         8.00
Net charge-offs as percentage of average loans, net of unearned income             .30          .15          .12
Provision as percentage of net charge-offs                                       73.60       149.23       237.72
Provision as percentage of average loans, net of unearned income                   .22          .22          .28
Allowance for loan losses to nonperforming loans                                  1.60X       10.41X        6.46X


            Table 10 - Summary of Loan Loss Experience (in thousands)

                                               2003      2002      2001      2000      1999
                                              ------    ------    ------    ------    ------
Balance at beginning of period                $5,622    $5,334    $4,746    $4,135    $3,821
                                              ------    ------    ------    ------    ------
Charge-offs:
  Commercial loans                             1,004       343       141       141        34
  Real estate loans                               80        33        59         9         -
  Consumer loans                                 373       364       402       417       475
                                              ------    ------    ------    ------    ------
                                               1,457       740       602       567       509
                                              ------    ------    ------    ------    ------

Recoveries:
  Commercial loans                               105        28        75        32        40
  Real estate loans                                -         3         3         1         -
  Consumer loans                                 102       124        97       125       113
                                              -------   ------    ------   -------    ------
                                                 207       155       175       158       153
                                              ------    ------    ------   -------    ------
Net charge-offs                                1,250       585       427       409       356
Provision for loan losses                        920       873     1,015     1,020       670
                                              ------    ------    ------    ------    ------
Balance at end of period                      $5,292    $5,622    $5,334    $4,746    $4,135
                                              ======    ======    ======    ======    ======

Percent of net charge-offs
  to average net loans outstanding
  during the period                             .30%      .15%      .12%      .13%      .13%
                                              ======    ======    ======    ======    ======

ASSET QUALITY AND NON-PERFORMING LOANS

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends, market values and other external factors. The Corporation maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs of loan balances decrease the allowance. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

     Loans are generally placed on non-accrual status when any portion of principal or interest is 90 days past due or collectability is uncertain. Unless loans are in the process of collection, consumer loans are normally charged off after a delinquency of 120 days. Under the Corporation's policy, a non-accruing loan may be restored to accrual status when none of its principal and interest is past due and unpaid, the borrower has shown a reasonable sustained ability to service the debt, and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes well secured and in the process of collection.

     In 2003 the Corporation spent considerable time and energy to improve the operations of the lending and credit functions. A new Chief Credit Officer position was created in 2003, and during the second half of 2003 a new credit policy manual was created and implemented, new lending committee structures were introduced, and a new risk grading methodology was adopted. This new risk grading system has better focused management on identifying loan portfolio risks. The decline in several asset quality measurements on a year-to-year basis can be partially explained by the more aggressive approach management is taking using the new risk grading process. These systems were considered necessary to support future loan growth in existing and new markets.

     During 2003 the Corporation moved consumer loans to non-accrual after they were past due for 90 days, versus the previous system that typically did not place these loans on non-accrual but typically charged-off these loans when they reached 180 days past due. New internal limits have also been placed on time and demand loan renewals. Both of these changes, along with the changes to the risk grading system, have increased the number of reported non-performing loans.

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings are detailed in Table 11. Total non-performing loans as a percentage of net loans were 0.81% at December 31, 2003 and 0.13% at December 31, 2002. Total non-performing loans are considered high by management based on the Corporation's historical average, yet remain in-line and only slightly above industry averages.

     Loans on accrual status and past due 90 days or more at December 31, 2003 were $53,000 compared with $239,000 at December 31, 2002. There were no loans classified as troubled debt restructurings on December 31, 2003 or December 31, 2002.

     Loans in a non-accrual status at December 31, 2003 were $3,262,000 compared with $301,000 at December 31, 2002. Two commercial loan customers make up the majority of the non-accrual loan total, and the Corporation currently believes both customers have adequate collateral should the secondary source of repayment need to be liquidated. The Corporation continues to work with these borrowers, as well as others placed on non-accrual, to rectify their status.

                         Table 11 - Nonperforming Loans

                    (Amounts are in thousands, except ratios)

                                  2003        2002         2001         2000         1999
                                -------     --------     --------     --------     --------
Nonaccruing loans:
  Real Estate                   $ 1,870     $    293     $    414     $     65     $    107
  Commercial                      1,236            -          115           67          131
  Agricultural                        8            8           39           14           54
  Consumer                          148            -            -            -            -
                                -------     --------     --------     --------     --------
  Total nonaccruing loans         3,262          301          568          146          292
                                -------     --------     --------     --------     --------

Restructured loans:
  Total restructured loans            -            -            -            -            -
                                -------     --------     --------     --------     --------
Loans past due 90 days and accruing interest:
  Real Estate                         -            -            -            -            3
  Commercial                          -           33           33           49           44
  Agricultural                        -            1            8           14            8
  Consumer                           53          205          217          176          232
                                -------     --------     --------     --------     --------
  Total past due loans               53          239          258          239          287
                                -------     --------     --------     --------     --------
Total nonperforming loans       $ 3,315     $    540     $    826     $    385     $    579
                                =======     ========     ========     ========     ========

Asset Quality Ratios:
  Allowance for loan losses
    to year-end net loans         1.30%        1.38%        1.42%        1.40%        1.41%
  Nonperforming loans
    to year-end net loans          .81%         .13%         .22%         .11%         .20%
  Allowance for loan losses
    to nonperforming loans        1.60X       10.41X        6.46X       12.33X        7.14X


     As of December 31, 2003 loans totaling $2,548,000 were considered impaired according to Financial Accounting Statement No. 114 "Accounting by Creditors for Impairment of a Loan" and later amended by Financial Accounting Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". There were $54,000 in loans in this category as of December 31, 2002. All impaired loans for 2003 and 2002 are also shown above in the non-accrual loan total. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement

     The gross amount of interest income that would have been recorded on non-accrual loans for the year ending December 31, 2003, if all such loans had been accruing interest at the original contractual rate, was $45,000.

     There were eight properties held due to loan foreclosure (other real estate owned) as of December 31, 2003 totaling $303,000, compared to one piece of property held at December 31, 2002, for $30,000.

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

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity strategies are implemented and monitored by the Bank's Asset/Liability Investment Committee ("ALCO"). The Committee uses a simulation and budget model to assess the future liquidity needs of the Corporation and manage the investment of funds.

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 21.9% at December 31, 2003 and 19.1% at December 31, 2002. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta that equaled approximately $96,550,000 with $75,550,000 available at December 31, 2003. Should the Bank ever desire to increase its line of credit beyond the current 15% limit, the FHLB may allow borrowings of up to 40% of total assets once the bank meets specific eligibility and collateral requirements. Borrowings outstanding under this line of credit were $21,000,000 and $22,000,000 respectively, at December 31, 2003 and December 31, 2002. The Bank maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage) under the terms of its collateral agreement in the amount of at least as much as its advances from the FHLBA. The Bank's FHLBA stock is also pledged to secure these advances. As of December 31, 2003, $89,112,000 of 1-4 family residential mortgage loans were pledged under the blanket floating lien agreement.

     The Bank has fixed-rate term borrowing contracts outstanding as of December 31, 2003, with the following final maturities:

                        Amount             Expiration Date
                      ----------           ---------------
                      $3,000,000                 2004
                       2,000,000                 2005
                       2,000,000                 2006
                       1,000,000                 2007
                       8,000,000                 2008
                      $5,000,000                 2009

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

     The mix of the deposit base (time deposits versus demand, money market and savings) is constantly subject to change. During 2003 the deposit mix changed with average balance increases in savings accounts of $10,803,000, followed by an increase in non-interest bearing demand deposits of $8,225,000, an increase in money market deposit accounts of $4,924,000, an increase in interest-bearing demand deposits of $4,006,000, and a $996,000 increase in time deposits. The higher growth in transaction accounts was widespread in the industry, as customers continued to place more of their funds into savings and demand deposit accounts due to the historically low rate environment and the past several years of disappointing equity market performance. Certificates of deposit of $100,000 or more are detailed in Table 13 and grew only slightly in 2003 from the balance of $60,077,000 at December 31, 2002.

                               Table 12 - Deposits

                                                     2003                     2002                     2001
                                             --------------------     --------------------     --------------------
                                             Average      Average     Average      Average     Average      Average
                                             Balance       Rate       Balance       Rate       Balance       Rate
                                             --------     -------     --------     -------     --------     -------
Demand deposits -
  non-interest bearing                       $ 66,300          -%     $ 58,075         -%      $ 52,719          -%
Demand deposits - interest bearing             63,858        .35        59,852       .70         56,419        .88
Money market                                   47,293       1.01        42,369      1.83         41,225       3.20
Savings                                        80,876        .88        70,073      1.50         62,792       1.87
Time                                          230,070       2.83       229,074      3.76        229,050       5.51
                                            ---------     -------     ---------    -------     --------     -------
                                            $ 488,397       1.62%     $459,443      2.36%      $442,205       3.53%
                                            =========                 =========                ========


                       Table 13 - Certificates of Deposit

     Certificates of deposit at the end of 2003 in amounts of $100,000 or more were classified by maturity as follows (in thousands):

3 months or less                             $ 12,284
Over 3 through 6 months                        11,017
Over 6 through 12 months                       18,007
Over 12 months                                 20,059
                                             --------
                                             $ 61,367
                                             ========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions recognized as of December 31, 2003 were commitments to extent credit, standby letters of credit, and commitments to purchase securities. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities (in thousands).

  Off-Balance Sheet Transactions        December 31, 2003     December 31, 2002
  ----------------------------------    -----------------     -----------------

  Commitments to extend credit              $124,905              $107,771
  Standby letters of credit                    3,477                 3,489
  Commitments to purchase securities             700                     -

     Commitments to extend credit represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The commitments to purchase securities were made to purchase securities yet to be issued.

     The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

CONTRACTUAL OBLIGATIONS

     The following items are contractual obligations of the Corporation as of December 31, 2003 (in thousands):

                                                          Payments Due by Period
                                        --------------------------------------------------------
                                         Less Than                                     More Than
Contractual Obligations       Total       1 Year        1-3 Years       3-5 Years       5 Years
-----------------------      -------     ---------      ---------      ----------      ---------
FHLB advances                $21,000      $ 3,000        $ 4,000        $ 9,000         $ 5,000
Repurchase agreements         47,035       47,035              -              -               -
Operating leases                 466          116            154            113              84
Purchase obligations             700            -              -              -               -


CAPITAL RESOURCES

     The following table displays the changes in shareholders' equity (in thousands), from December 31, 2002, to December 31, 2003. A more detailed analysis of changes in capital resources is contained in the Consolidated Changes in Shareholders Equity in the financial statements section of this 10-K.

     Shareholders' Equity, December 31, 2002                    $ 70,736

     Net earnings                                                 9,513
     Exercise of stock options                                       76
     Repurchase of common stock                                  (3,128)
     Cash dividends paid                                         (4,272)
     Net change in net unrealized losses on AFS securities       (1,229)
     Reclassification adjustment for securities gains               (56)
     Net Change in Minimum Pension Liability                        291
                                                                ---------
     Shareholders' Equity, December 31, 2003                    $ 71,931
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

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares of the Corporation's common stock between August 29, 2001 and August 28, 2002, 250,000 shares between August 21, 2002 and August 19, 2003, and 250,000 shares between August 20, 2003 and August 17, 2004. During 2003, the Corporation repurchased 125,000 shares of its common stock in the open market at an average per share price of $25.03. During 2002, the Corporation repurchased 45,100 shares of its common stock in the open market at an average per share price of $23.26. During 2001, the Corporation repurchased 254,366 shares of its common stock, in the open market at an average per share price of $18.08. From the inception of the stock repurchase plan through December 31, 2003, the Corporation has purchased and retired 464,466 shares of its common stock.

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

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2003, the Corporation's Tier I and total capital ratios were 14.85% and 15.99%, respectively. At December 31, 2002, these ratios were 14.41% and 15.63%, respectively. The ratios for both years were well in excess of the regulatory requirements.

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

     The Corporation's leverage ratios (Tier 1 capital divided by average quarterly assets less intangible assets) were 10.76% and 11.00% at December 31, 2003 and 2002, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

     The Board of Directors declared regular quarterly dividends totaling $.75 and $.71 per share of common stock in 2003 and 2002, respectively. Cash dividends totaled $4,272,000 and represented a 44.9% payout of 2003 net income, compared to 43.5% in 2002. The Board of Directors reviews the Corporation's dividend policy regularly and increases dividends when justified by earnings after considering future capital needs.

     Shareholders' equity was 11.2% of assets at December 31, 2003 and 11.7% at December 31, 2002. Shareholders' equity was $71,931,000 at December 31, 2003 and $70,736,000 at December 31, 2002.

     The Corporation's stock began trading on the Nasdaq National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The change to the Nasdaq National Market was made to improve the marketability of the stock. The total market value of American National Bankshares Inc. common stock at December 31, 2003, at $26.08 per share (the last trade recorded on the Nasdaq National Market during 2003) was $147,624,000, compared to $150,301,000 at December 31, 2002 when the stock was last traded at $26.00 per share. The decline in market capitalization is primarily due to the stock repurchase program reducing the number of shares outstanding between year end 2002 and year end 2003. The market value of the Corporation's common stock was 205 percent of its book value with book value per common share at $12.71 on December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

     The Corporation's critical accounting policies are listed below. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 2003 Annual Report on Form 10-K.

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

Non-GAAP Presentations

     The management's discussion and analysis refers to the efficiency ratio, which is computed by dividing non-interest expense by the sum of net interest income on a tax equivalent basis and non-interest income. This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under accounting principals generally accepted in the United States of America, or "GAAP".

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

ITEM 9A - CONTROLS AND PROCEDURES

     For the period ending December 31, 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carries out its evaluation.

     The Audit and Compliance Committee pre-approves all audit, audit related, and tax services on an annual basis, and in addition, authorizes individual engagements that exceed pre-established thresholds. Any additional engagement that falls below the pre-established thresholds must be reported by management at the Audit and Compliance Committee meeting immediately following the initiation of such an engagement.

                     Table 14 - Quarterly Financial Results

American National Bankshares Inc. and Subsidiary
(in thousands, except per share amounts)

                                                          Fourth          Third          Second          First
                                                         Quarter         Quarter        Quarter         Quarter
                                                         -------         -------        -------         -------
                       2003
                       ----

Interest income..........................................$ 7,697         $ 7,844        $ 8,235         $ 8,402
Interest expense.........................................  2,138           2,276          2,458           2,519
                                                         -------         -------        -------         -------
  Net interest income....................................  5,559           5,568          5,777           5,883
Provision for loan losses................................    255             170            255             240
                                                         -------         -------        -------         -------
  Net interest income after provision....................  5,304           5,398          5,522           5,643

Non-interest income......................................  1,794           1,800          1,615           1,462
Non-interest expense.....................................  3,618           3,802          3,882           3,809
                                                         -------         -------        -------         -------
  Income before income tax provision.....................  3,480           3,396          3,255           3,296
Income tax provision.....................................  1,014             991            947             962
                                                         -------         -------        -------         -------
  Net income.............................................$ 2,466         $ 2,405        $ 2,308         $ 2,334
                                                         =======         =======        =======         =======

Per common share:
  Net income (basic).....................................$  .44          $   .42        $   .40         $   .41
  Net income (diluted)...................................$  .43          $   .42        $   .40         $   .40
  Cash dividends.........................................$  .19          $   .19        $   .19         $   .18


                                                          Fourth          Third          Second          First
                                                         Quarter         Quarter        Quarter         Quarter
                                                         -------         -------        -------         -------
                       2002
                       ----

Interest income..........................................$ 8,654         $ 8,893        $ 8,787         $ 8,801
Interest expense.........................................  2,788           2,972          3,126           3,424
                                                         -------         -------        -------         -------
  Net interest income....................................  5,866           5,921          5,661           5,377
Provision for loan losses................................    240             214            236             183
                                                         -------         -------        -------         -------
  Net interest income after provision....................  5,626           5,707          5,425           5,194

Non-interest income......................................  1,438           1,434          1,445           1,395
Non-interest expense.....................................  3,548           3,660          3,579           3,498
                                                         -------         -------        -------         -------
  Income before income tax provision.....................  3,516           3,481          3,291           3,091
Income tax provision.....................................  1,050           1,020            956             892
                                                         -------         -------        -------         -------
  Net income.............................................$ 2,466         $ 2,461        $ 2,335         $ 2,199
                                                         =======         =======        =======         =======

Per common share:
  Net income (basic).....................................$   .43         $   .42        $   .40         $   .38
  Net income (diluted)...................................$   .42         $   .42        $   .40         $   .38
  Cash dividends.........................................$   .18         $   .18        $   .18         $   .17


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


/s/ Charles H. Majors
-------------------------------------
Charles H. Majors
President and Chief Executive Officer


/s/ Brad E. Schartz
-------------------------------------------
Brad E. Schwartz
Senior Vice President, Secretary, Treasurer
& Chief Financial Officer

January 20, 2004

INDEPENDENT AUDITORS REPORT



To the Shareholders and Board of Directors
American National Bankshares Inc.
Danville, Virginia

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the two years ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of American National Bankshares Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report, dated January 15, 2002, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Yount, Hyde and Barbour, P.C.




Winchester, Virginia

January 15, 2004

INDEPENDENT AUDITORS REPORT



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


Arthur Andersen LLP



Raleigh, North Carolina

January 15, 2002








NOTE: This Report was not re-issued with the consent of Arthur Andersen, the Corporation's independent auditor for the accompanying consolidated balance sheet of American National Bankshares Inc. (a Virginia corporation) and Subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the one year period ended December 31, 2001. Arthur Andersen has ceased operations and was not available to provide consent of re-issuance.

Consolidated Balance Sheets
December 31, 2003 and 2002
American National Bankshares Inc. and Subsidiary
----------------------------------------------------------------------------------------------------------------
                                                                                     2003              2002
                                                                                --------------    --------------
ASSETS
Cash and due from banks ........................................................$  16,235,473     $  16,757,283
Interest-bearing deposits in other banks........................................    1,651,598         6,720,335

Securities available for sale, at fair value....................................  171,375,898       137,046,119
Securities held to maturity (market value of $37,455,348
  in 2003 and $28,219,299 in 2002)..............................................   36,103,384        26,777,747
                                                                                --------------    --------------
  Total securities..............................................................  207,479,282       163,823,866
                                                                                --------------    --------------

Loans held for sale.............................................................      560,153          1,285,020

Loans, net of unearned income ..................................................  406,245,090        406,403,107
Less allowance for loan losses..................................................   (5,292,054)        (5,622,150)
                                                                                --------------     --------------
  Net loans.....................................................................  400,953,036        400,780,957
                                                                                --------------     --------------

Bank premises and equipment, at cost, less accumulated
  depreciation of $11,807,226 in 2003 and $10,673,195 in 2002...................    7,717,896          8,167,476
Core deposit intangibles, net...................................................      934,054          1,383,870
Accrued interest receivable and other assets....................................    8,770,209          6,940,494
                                                                                --------------     ---------------
  Total assets..................................................................$ 644,301,701      $  605,859,301
                                                                                ==============     ===============

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$  71,027,387      $   69,102,211
  Demand deposits -- interest bearing...........................................   69,053,315          62,679,718
  Money market deposits.........................................................   59,250,981          43,830,781
  Savings deposits..............................................................   83,030,520          73,410,623
  Time deposits.................................................................  219,325,638         224,539,145
                                                                                --------------     ---------------
  Total deposits................................................................  501,687,841         473,562,478
                                                                                --------------     ---------------

Repurchase agreements...........................................................   47,034,727          36,155,251
FHLB Borrowings.................................................................   21,000,000          22,000,000
Accrued interest payable and other liabilities..................................    2,648,508           3,405,913
                                                                                --------------     ---------------
  Total liabilities.............................................................  572,371,076         535,123,642
                                                                                --------------     ---------------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................            -                   -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,660,419 shares outstanding at December 31, 2003 and
    5,780,816 shares outstanding at December 31, 2002...........................    5,660,419           5,780,816
  Capital in excess of par value................................................    9,435,955           9,571,508
  Retained earnings.............................................................   55,538,097          53,092,527
  Accumulated other comprehensive income, net...................................    1,296,154           2,290,808
                                                                                --------------     ---------------
  Total shareholders' equity....................................................   71,930,625          70,735,659
                                                                                --------------     ---------------
  Total liabilities and shareholders' equity....................................$ 644,301,701      $  605,859,301
                                                                                ==============     ===============


 The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Income
For The Years Ended December 31, 2003, 2002 and 2001
American National Bankshares Inc. and Subsidiary

-------------------------------------------------------------------------------------------------------------
                                                                    2003            2002            2001
                                                                ------------    ------------    -------------
Interest Income:
  Interest and fees on loans....................................$ 25,227,958    $ 27,149,521    $ 30,216,549
  Interest on deposits in other banks...........................     109,903         248,270         385,019
  Income on securities:
    Federal agencies............................................   2,364,821       1,941,974       2,709,097
    Mortgage-backed.............................................   1,315,703       2,351,830       2,723,146
    State and municipal ........................................   1,961,091       1,887,506       1,916,297
    Other investments...........................................   1,198,179       1,555,947       1,869,711
                                                                ------------    ------------    ------------
    Total interest income.......................................  32,177,655      35,135,048      39,819,819
                                                                ------------    ------------    ------------
Interest Expense:
  Interest on deposits:
    Demand......................................................     225,270         416,924         494,930
    Money market................................................     477,819         775,051       1,318,002
    Savings.....................................................     712,599       1,048,564       1,176,704
    Time........................................................   6,499,902       8,606,409      12,617,362
  Interest on repurchase agreements.............................     496,612         634,996       1,087,823
  Interest on other borrowings..................................     978,884         827,800         806,869
                                                                ------------    ------------    ------------
    Total interest expense......................................   9,391,086      12,309,744      17,501,690
                                                                ------------    ------------    ------------
Net Interest Income.............................................  22,786,569      22,825,304      22,318,129
Provision for Loan Losses.......................................     920,000         873,000       1,015,000
                                                                ------------    ------------    ------------
Net Interest Income After Provision
  For Loan Losses...............................................  21,866,569      21,952,304      21,303,129
                                                                ------------    ------------    ------------
Non-Interest Income:
  Trust and investment services.................................   2,522,840       2,515,937       2,569,125
  Service charges on deposit accounts...........................   2,163,130       1,706,137       1,385,339
  Other fees and commissions....................................     913,937         816,360         749,072
  Mortgage banking income.......................................     571,209         360,669         365,349
  Securities gains, net.........................................     115,115          39,334         367,035
  Other income..................................................     385,622         273,281         231,998
                                                                ------------    ------------    ------------
  Total non-interest income.....................................   6,671,853       5,711,718       5,667,918
                                                                ------------    ------------    ------------
Non-Interest Expense:
  Salaries......................................................   6,843,994       6,519,552       6,383,811
  Pension and other employee benefits...........................   1,814,108       1,470,682       1,390,591
  Occupancy and equipment ......................................   2,512,588       2,459,647       2,316,282
  Core deposit intangible amortization..........................     449,816         449,816         449,816
  Other ........................................................   3,490,339       3,384,839       3,073,702
                                                                ------------    ------------    ------------
  Total non-interest expense....................................  15,110,845      14,284,536      13,614,202
                                                                ------------    ------------    ------------
Income Before Income Tax Provision..............................  13,427,577      13,379,486      13,356,845
Income Tax Provision............................................   3,914,187       3,918,191       3,941,474
                                                                ------------    ------------    ------------
Net Income......................................................$  9,513,390    $  9,461,295    $  9,415,371
                                                                ============    ============    ============

Net Income Per Common Share:
  Basic.........................................................$       1.67    $       1.63    $       1.58
  Diluted.......................................................$       1.65    $       1.62    $       1.58
Average Common Shares Outstanding:
  Basic.........................................................   5,702,625       5,800,302       5,949,811
  Diluted.......................................................   5,764,127       5,850,349       5,973,153

The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001
American National Bankshares Inc. and Subsidiary

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings         Income       Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------
Balance, December 31, 2000...................... 6,063,772   $ 6,063,772   $ 9,831,428   $ 47,119,966   $    323,117   $ 63,338,283

Net income......................................         -             -             -      9,415,371              -      9,415,371

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $507,906             -             -             -              -        985,937        985,937
                                                                                                                       ------------
  Comprehensive income..........................                                                                         10,401,308

Stock repurchased and retired...................  (254,366)     (254,366)     (412,413)    (3,933,272)             -     (4,600,051)

Stock options exercised.........................    12,550        12,550       169,487              -              -        182,037

Cash dividends declared and paid................         -             -             -     (3,924,304)             -     (3,924,304)
                                                -----------  ------------  ------------  -------------  -------------  -------------
Balance, December 31, 2001...................... 5,821,956     5,821,956     9,588,502     48,677,761      1,309,054     65,397,273

Net income......................................         -             -             -      9,461,295              -      9,461,295

Other comprehensive income (loss), net of tax:

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $655,634....         -             -             -              -      1,272,701

Minimum pension liability adjustment,
  net of tax of $149,882........................                                                            (290,947)
                                                                                                        -------------
  Other comprehensive income....................                                                             981,754        981,754
                                                                                                                       -------------
  Comprehensive income..........................                                                                         10,443,049

Stock repurchased and retired...................   (45,100)      (45,100)      (74,278)      (929,432)             -     (1,048,810)

Stock options exercised.........................     3,960         3,960        57,284              -              -         61,244

Cash dividends declared and paid................         -             -             -     (4,117,097)             -     (4,117,097)
                                                -----------  ------------  ------------  -------------  -------------  -------------
Balance, December 31, 2002...................... 5,780,816     5,780,816     9,571,508     53,092,527      2,290,808     70,735,659

Net income......................................         -             -             -      9,513,390              -      9,513,390

Other comprehensive income (loss), net of tax:

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(638,683)..         -             -             -              -     (1,229,244)

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net of
  tax of $29,032................................         -             -             -              -        (56,357)

Minimum pension liability adjustment,
  net of tax of ($149,882)......................                                                             290,947
                                                                                                        -------------
  Other comprehensive income (loss).............                                                            (994,654)      (994,654)
                                                                                                                       -------------
  Comprehensive income..........................                                                                          8,518,736

Stock repurchased and retired...................  (125,000)     (125,000)     (206,967)    (2,796,233)             -     (3,128,200)

Stock options exercised.........................     4,603         4,603        71,414              -              -         76,017

Cash dividends declared and paid................         -             -             -     (4,271,587)             -     (4,271,587)
                                                -----------  ------------  ------------  -------------  -------------  -------------

Balance, December 31, 2003.....................  5,660,419   $  5,660,419  $ 9,435,955   $ 55,538,097   $  1,296,154   $ 71,930,625
                                               ============  ============= ============  =============  =============  =============

 The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001
American National Bankshares Inc. and Subsidiary

                                                                                     2003             2002             2001
                                                                                -------------    -------------    -------------
Cash Flows from Operating Activities:
Net income......................................................................$  9,513,390     $  9,461,295     $  9,415,371
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................     920,000          873,000        1,015,000
  Depreciation..................................................................   1,135,160        1,143,865        1,171,113
  Core deposit intangible amortization..........................................     449,816          449,816          449,816
  Amortization (accretion) of bond premiums and discounts.......................   1,062,935          295,169           74,916
  Gain on sale or call of securities............................................    (115,115)         (39,334)        (367,035)
  Gain on loans held for sale...................................................    (552,527)        (360,669)        (365,349)
  Proceeds from sales of loans held for sale....................................  30,331,809       17,764,033       17,523,936
  Originations of loans held for sale........................................... (29,054,415)     (18,435,363)     (17,012,797)
  Loss on sale of real estate owned.............................................       6,208            1,192           19,950
  (Gain) loss on sale of premises and equipment.................................     (42,386)          15,618           (2,000)
  Deferred income taxes provision (benefit).....................................     395,091           48,656         (356,927)
  (Increase) decrease in interest receivable....................................    (566,956)         (65,834)         863,391
  (Increase) decrease in other assets...........................................    (872,059)        (518,118)          87,036
  Decrease in interest payable..................................................    (229,628)        (359,459)        (312,404)
  Decrease (increase) in other liabilities......................................     (86,947)          23,201         (118,873)
                                                                                -------------    -------------    -------------
  Net cash provided by operating activities.....................................  12,294,376       10,297,068       12,085,144
                                                                                -------------    -------------    -------------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........  71,843,288       54,414,161       62,114,339
  Proceeds from sales of securities available for sale..........................   3,103,750        1,052,500                -
  Proceeds from maturities and calls of securities held to maturity.............   5,677,594        6,196,585       13,644,822
  Purchases of securities available for sale....................................(112,179,943)     (63,531,500)     (67,267,483)
  Purchases of securities held to maturity...................................... (14,995,806)      (3,492,307)        (567,376)
  Net increase in loans.........................................................  (1,369,071)     (31,812,761)     (36,496,485)
  Proceeds from sales of bank premises and equipment............................      43,352                -                -
  Purchases of bank premises and equipment......................................    (686,546)      (1,469,533)      (1,158,129)
  Proceeds from sales of other real estate owned................................       9,913          261,126          195,050
  Purchases of other real estate owned..........................................     (12,523)         (10,895)               -
                                                                                -------------    -------------    -------------
  Net cash used in investing activities......................................... (48,565,992)     (38,392,624)     (29,535,262)
                                                                                -------------    -------------    -------------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................  33,338,870       16,370,118       25,818,018
  Net (decrease) increase in time deposits......................................  (5,213,507)      (6,819,423)      11,605,446
  Net increase (decrease) in repurchase agreements..............................  10,879,476        8,978,493       (4,552,842)
  Net (decrease) increase in FHLB borrowings....................................  (1,000,000)       9,000,000       (3,000,000)
  Cash dividends paid...........................................................  (4,271,587)      (4,117,097)      (3,924,304)
  Repurchase of stock...........................................................  (3,128,200)      (1,048,810)      (4,600,051)
  Proceeds from exercise of stock options.......................................      76,017           61,244          182,037
                                                                                -------------    -------------    -------------
  Net cash provided by financing activities.....................................  30,681,069       22,424,525       21,528,304
                                                                                -------------    -------------    -------------

  Net (Decrease) Increase in Cash and Cash Equivalents..........................  (5,590,547)      (5,671,031)       4,078,186

  Cash and Cash Equivalents at Beginning of Period..............................  23,477,618       29,148,649       25,070,463
                                                                                -------------    -------------    -------------

  Cash and Cash Equivalents at End of Period....................................$ 17,887,071     $ 23,477,618     $ 29,148,649
                                                                                =============    =============    =============


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$ 16,235,473     $ 16,757,283     $ 14,797,926
    Interest-bearing deposits in other banks....................................   1,651,598        6,720,335       14,350,723
                                                                                -------------    -------------    -------------
                                                                                $ 17,887,071     $ 23,477,618     $ 29,148,649
                                                                                =============    =============    =============

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$  9,620,715     $ 12,669,203     $ 17,814,094
  Income taxes paid.............................................................$  3,630,200     $  4,012,453     $  4,363,234
  Transfer of loans to other real estate owned..................................$    276,992     $    164,287     $     87,136
  Unrealized gain (loss) on securities available for sale.......................$ (1,948,000)    $  1,928,000     $  1,494,000

The accompanying notes are an integral part of the consolidated financial statements.


                American National Bankshares Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001



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

Loans Held for Sale
     Loans originated by ANB Mortgage Corp. are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Bank does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, the Bank requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gains on sales of loans are recognized at the loan closing date and are included in non-interest income for the period.

Rate Lock Commitments

     ANB Mortgage Corp. enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. ANB Mortgage Corp. protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, ANB Mortgage Corp. is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

     The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. ANB Mortgage Corp. determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

     The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off when the loan is 120 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and actual losses could be greater or less than the estimates.

     A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment
     Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, which ever is less. Software is amortized over three years. Depreciation and amortization are recorded on the straight-line method.

     Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate. Gains and losses on routine dispositions are reflected in current operations.

Intangible Assets
     Premiums paid on acquisitions of deposits (core deposit intangibles) are shown in the "Consolidated Balance Sheets". Such assets are being amortized on a straight-line basis over 10 years. At December 31, 2003, the Bank had $934,000 recorded as core deposit intangibles, net of amortization. The Bank recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 2003. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2003, no impairment had been identified. In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. After reviewing this statement, the Corporation decided to continue amortization of the core deposit intangible assets related to two previous branch office acquisitions.


Foreclosed Properties
     Foreclosed properties are included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time booked, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties. The amount of foreclosed properties at December 31, 2003 and 2002 were $303,000 and $30,000, respectively.

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

Stock Option Plan
     The Corporation has a stock option plan, which is described more fully in
Note 7. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands):

                                                2003        2002        2001
                                              --------    --------    --------
Net income, as reported                       $ 9,513     $ 9,461     $ 9,415
Deduct:   total stock-based compensation
expense determined under fair value
based method for all awards                      (136)       (169)       (160)
                                              --------    --------    --------
Pro forma net income                          $ 9,377     $ 9,292     $ 9,255
                                              ========    ========    ========
Earnings per share:
  Basic, as reported                          $  1.67     $  1.63     $  1.58
  Basic, pro forma                            $  1.64     $  1.60     $  1.56

  Diluted, as reported                        $  1.65     $  1.62     $  1.58
  Diluted, pro forma                          $  1.63     $  1.59     $  1.55

Earnings Per Share
     Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

Shareholders' Equity
     During 2003, the Corporation repurchased 125,000 shares of its common stock, in the open market at prices between $23.95 and $26.05 per share. During 2002, the Corporation repurchased 45,100 shares of its common stock, in the open market at prices between $19.55 and $26.05 per share. From the inception of the stock repurchase plan through December 31, 2003, the Corporation has purchased and retired 464,466 shares of its common stock.

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

Advertising and Marketing Costs
     Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2003, 2002 and 2001 were $170,000, $137,000, and $156,000, respectively.

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

New Accounting Pronouncements
     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Corporation's consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Corporation, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Corporation's consolidated financial position or consolidated results of operations in the future.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Management has evaluated the Corporation's investments in variable interest entities and potential variable interest entities or transactions. The implementation of FIN 46 did not have a significant impact on either the Corporation's consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Corporation's management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

     In November 2003, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Corporation has included the required disclosures in their consolidated financial statements.

     In December 2003, the FASB issued a revised version of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106." This Statement revises employers' disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Corporation has included the required disclosures in its consolidated financial statements.

2. Securities:
     The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2003 and 2002 were as follows (in thousands):

                                                                                        2003
                                                       ----------------------------------------------------------------------
                                                         Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                       -----------           ----------         ----------         ----------
     Securities held to maturity:
       Federal agencies                                $   16,996             $   100             $    1           $   17,095
       Mortgage-backed                                      1,227                  62                  -                1,289
       State and municipal                                 17,880               1,191                  -               19,071
                                                       ----------             -------             ------           ----------
       Total securities held to maturity                   36,103               1,353                  1               37,455
                                                       ----------             -------             ------           ----------

     Securities available for sale:
       Federal agencies                                    97,906                 676                200               98,382
       Mortgage-backed                                     19,693                 572                 65               20,200
       State and municipal                                 31,890                 933                 43               32,780
       Corporate bonds                                     12,894                 751                  3               13,642
       Restricted stock:
         FHLBA stock                                        1,741                   -                  -                1,741
         Federal Reserve stock                                363                   -                  -                  363
         Other securities                                   4,925                   -                657                4,268
                                                       ----------             -------             ------           ----------
     Total securities available for sale                  169,412               2,932                968              171,376
                                                       ----------             -------             ------           ----------
       Total securities                                $  205,515             $ 4,285             $  969           $  208,831
                                                       ==========             =======             ======           ==========

                                                                                        2002
                                                       ----------------------------------------------------------------------
                                                         Amortized            Unrealized         Unrealized         Estimated
                                                           Cost                 Gains              Losses          Fair Value
                                                       -----------            ----------         ----------        ----------
     Securities held to maturity:
       Federal agencies                                $    1,996             $   173              $   -           $   2,169
       Mortgage-backed                                      4,126                 144                  -               4,270
       State and municipal                                 20,656               1,124                  -              21,780
                                                       ----------             -------             ------           ----------
       Total securities held to maturity                   26,778               1,441                  -              28,219
                                                       ----------             -------             ------           ----------
     Securities available for sale:
       Federal agencies                                    57,296                 900                  2              58,194
       Mortgage-backed                                     31,227               1,235                  -              32,462
       State and municipal                                 18,623                 908                  -              19,531
       Corporate bonds                                     18,671                 947                  9              19,609
       Restricted stock:
         FHLBA stock                                        2,029                   -                  -               2,039
         Federal Reserve stock                                363                   -                  -                 363
         Other securities                                   4,925                   -                 67               4,858
                                                       ----------             -------             ------           ----------
     Total securities available for sale                  133,134               3,990                 78             137,046
                                                       ----------             -------             ------           ----------
       Total securities                                $  159,912             $ 5,431              $  78           $ 165,265
                                                       ==========             =======             ======           ==========


     The amortized cost and estimated fair value of investments in securities at December 31, 2003, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. The majority of mortgage-backed securities held have a stated final maturity of greater than ten years and these investments are listed separately below.

                                                   Held to Maturity                  Available for Sale
                                            -----------------------------       ----------------------------
                                            Amortized           Estimated       Amortized          Estimated
                                              Cost             Fair Value          Cost           Fair Value
                                            ---------          ----------       ---------         ----------
     Due in one year or less                $  16,423          $   16,443       $   5,763         $    5,855
     Due after one year
       through five years                       9,255               9,851          81,854             83,352
     Due after five years
       through ten years                        6,044               6,494          54,315             54,840
     Due after ten years                        3,154               3,378           7,787              7,129
     Mortgage-backed securities                 1,227               1,289          19,693             20,200
                                            ---------          ----------       ---------         ----------
                                            $  36,103          $   37,455       $ 169,412         $  171,376
                                            =========          ==========       =========         ==========

     Gross realized gains and losses from the call of all securities or the sale of securities available for sale for the years ended December 31, 2003 and 2002 are as follows:

                                                2003              2002
                                               -----             -----
      Realized gains                           $ 115             $  39
      Realized (losses)                            -                 -

     Proceeds from the maturities, payments, and calls of securities held to maturity were $5,678,000 and $6,197,000 in 2003 and 2002. Proceeds from the maturities, payments, calls, and sales of securities available for sale were $74,947,000 and $55,467,000 in 2003 and 2002. Gains from the call of securities prior to maturity were $30,000 and gains from the sale of securities available for sale were $85,000 in 2003. Gains from the call of securities prior to maturity were $36,000 and gains from the sale of securities available for sale were $3,000 in 2002.

     Securities with a book value of approximately $65,953,000 and $57,525,000 at December 31, 2003 and 2002 were pledged to secure public deposits, repurchase agreements and for other purposes as required by law.

     Corporate bonds consist of high quality debt securities, primarily issued in the financial services industry.

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.


                                    Less than 12 Months              12 Months or More                    Total
                                -----------------------------    --------------------------     ---------------------------
                                    Fair        Unrealized          Fair       Unrealized           Fair       Unrealized
                                    Value          Loss             Value         Loss             Value          Loss
                                -------------- --------------    ------------ -------------     ------------- -------------
     Federal agencies             $ 36,737         $ 201         $       -      $      -          $ 36,737        $ 201
     Mortgage-backed                 6,588            65                 -             -             6,588           65
     State and municipal             5,368            43                 -             -             5,368           43
     Corporate bonds                   534             3                 -             -               534            3
     Preferred stock                 1,668           332             2,175           325             3,843          657
                                  --------         -----         ---------      --------          --------        -----
       Total                      $ 50,895         $ 644         $   2,175      $    325          $ 53,070        $ 969
                                  ========         =====         =========      ========          ========        =====


     The unrealized loss position is considered temporary and is due to the general decline in interest rates. Those issues in a unrealized loss position for more than 12 months consists of $4,500,000 in preferred stocks. These are a $2,000,000 FHLMC preferred 1.66% where the interest rate adjusts every 2 years based on 2 year Treasury plus 10 basis points with a maximum rate of 11.0%; and $2,500,000 FNMA preferred 3.54% where the interest rate adjusts every 2 years based on 2 year Treasury less 16 basis points with a maximum rate of 11.0%. 70% of the dividends on these issues are tax exempt. Management intends to hold these until maturity.

3. Loans:
     Outstanding loans, excluding loans held for sale, at December 31, 2003 and 2002 were composed of the following (in thousands):

                                                                                     2003                      2002
                                                                                 ----------                ----------
     Real Estate loans
       Construction and land development                                         $   12,790                $    9,208
       Secured by farmland                                                            3,430                     1,485
       Secured by 1 - 4 family residential properties                               136,229                   129,905
       Secured by multi-family (5 or more) residential properties                     6,801                     6,329
       Secured by nonfarm, nonresidential properties                                126,164                   107,263
     Loans to farmers                                                                 1,618                     1,844
     Commercial and industrial loans                                                 91,419                   113,575
     Consumer loans                                                                  23,581                    32,008
     Loans for nonrated industrial development obligations                            4,077                     4,745
     Deposit overdrafts                                                                 136                        41
                                                                                 ----------                ----------
     Loans, net of unearned income                                               $  406,245                $  406,403
                                                                                 ==========                ==========

     Certain loans are impaired under FASB Statement No. 114 when, based on current information and events, it is likely that an institution will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the original loan agreement. No additional funds are committed to be advanced in connection with impaired loans.

     The following is a summary of information pertaining to impaired loans (in thousands):

                                                      2003            2002
                                                    -------           ----
     Impaired loans for which an allowance
       has been provided                            $ 2,548           $  -
     Impaired loans for which no allowance
       has been provided                                  -             54
                                                    -------           ----
         Total impaired loans                       $ 2,548           $ 54
                                                    =======           ====

     Allowance provided for impaired loans,
       included in the allowance for loan losses    $   521           $  -
                                                    =======           ====


                                                      2003     2002    2001
                                                    -------   -----   -----
     Average balance in impaired loans              $ 1,385   $ 158   $ 160
                                                    =======   =====   =====

     Interest income recognized                     $     -   $   -   $   -
                                                    =======   =====   =====

     Nonaccrual loans excluded from impaired loan disclosure under FASB 114 amounted to $714,000 and $453,000 at December 31, 2003, 2002 and 2001,
respectively. If interest on impaired and nonaccrual loans had been accrued, such income would have approximated $45,000, $20,000 and $33,000 for 2003, 2002 and 2001, respectively.

     Loans past due 90 days and still accruing interest amounted to $53,000, $239,000, and $258,000 as of December 31, 2003, 2002 and 2001, respectively.

     Properties received due to loan foreclosures were $303,000 at December 31, 2003 and $30,000 at December 31, 2002 and are recorded as other assets on the Consolidated Balance Sheets.

     The loan portfolio is concentrated primarily in the immediate geographic region. There were no concentrations of loans to any individual, group of individuals, businesses or industry that exceeded 10% of the outstanding loans at December 31, 2003.

     An analysis of the allowance for loan losses is as follows (in thousands):

                                                                      2003         2002         2001
                                                                    --------     --------     --------
     Balance, beginning of year                                     $ 5,622      $ 5,334      $ 4,746
     Provision for loan losses charged to expense                       920          873        1,015
     Charge-offs                                                     (1,457)        (740)        (602)
     Recoveries                                                         207          155          175
                                                                    --------     --------     --------
     Balance, end of year                                           $ 5,292      $ 5,622      $ 5,334
                                                                    ========     ========     ========

4. Premises and Equipment:
     Major classifications of premises and equipment are summarized as follows (in thousands):

                                                                                    As of December 31
                                                                                -------------------------
                                                                                   2003           2002
                                                                                ---------       ---------
     Land                                                                       $  1,603        $  1,604
     Buildings                                                                     7,670           7,375
     Leasehold Improvements                                                          878             865
     Equipment                                                                     9,374           8,996
                                                                                ---------       ---------
                                                                                  19,525          18,840
     Less Accumulated Depreciation                                               (11,807)        (10,673)
                                                                                ---------       ---------
      Total Premises and Equipment, net of accumulated depreciation             $  7,718        $  8,167
                                                                                =========       =========

     Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1,135,000, $1,144,000 and $1,171,000, respectively.

5. Deposits:
     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $61,367,000 and $60,077,000, respectively.

     At December 31, 2003, the scheduled maturities of CDs are as follows (in thousands):

     2004                        $ 144,334
     2005                           38,558
     2006                           15,046
     2007                           12,794
     2008                            8,501
     Thereafter                         93
                                 ---------
                                 $ 219,326
                                 =========

6. Borrowings:
     Short-term borrowings consist of the following at December 31, 2003 and 2002 (in thousands):


                                                   2003               2002
                                                ---------          ---------
     Repurchase agreements                      $ 47,035           $ 36,155
     Short-term FHLB borrowings                        -                  -
                                                ---------          ---------
       Total                                    $ 47,035           $ 36,155
                                                =========          =========

       Weighted interest rate                       1.05%              1.52%

     Average for the year ended December 31:
       Outstanding                              $ 41,168           $ 34,500

       Interest rate                                1.21%              1.85%

     Maximum month-end outstanding              $ 49,362           $ 40,091

     Short-term borrowings consist of repurchase agreements and overnight borrowings from the Federal Home Loan Bank of Atlanta ("FHLBA"). Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Corporation's control.

     Under the terms of its collateral agreement with the Federal Home Loan Bank of Atlanta, the Bank maintains otherwise unencumbered qualifying assets (principally 1-4 family residential mortgage loans and U.S. Government and Agency notes and bonds) in the amount of at least as much as its advances from the FHLBA. The Bank's FHLBA stock is also pledged to secure these advances. As of December 31, 2003, $89,112,000 1-4 family residential mortgage loans were pledged under the blanket floating lien agreement. At December 31, 2003 and 2002, fixed-rate long term advances (in thousands) mature as follows:

                                               Weighted                                                        Weighted
       Due by                 2003             Average                    Due by              2002             Average
     December 31         Advance Amount        Rate                     December 31      Advance Amount        Rate
     -----------         --------------        --------                 -----------      --------------        --------
        2003             $            -              -                     2003          $    1,000,000           2.14%
        2004                  3,000,000           2.67%                    2004               3,000,000           2.67
        2005                  2,000,000           3.53                     2005               2,000,000           3.53
        2006                  2,000,000           4.08                     2006               2,000,000           4.08
        2007                  1,000,000           4.33                     2007               1,000,000           4.33
        2008                  8,000,000           5.25                     2008               8,000,000           5.25
        2009                  5,000,000           5.26                     2009               5,000,000           5.26%
                         --------------        --------                                  --------------        --------
                         $   21,000,000           4.56%                                  $   22,000,000           4.45%
                         ==============        ========                                  ==============        ========

     All of the above advances are at fixed rates; however at December 31, 2003 $13,000,000 of convertible advances are included in the table whereby the FHLBA has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Bank has the option to repay these advances if the FHLBA converts the interest rate. These advances are included in the year in which they mature. The Bank has a line of credit equal to 15% of the Bank's assets with the FHLBA that equaled approximately $96,550,000 at December 31, 2003.

7. Stock Options:
     The Corporation's 1997 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualified options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan authorizes the issuance of up to 300,000 shares of common stock and has a term of ten years.

     The weighted average fair values of options at their grant date during 2003, 2002 and 2001 were $9.30, $8.78, and $9.03, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted-average of the assumptions used in the model:

                                         2003        2002        2001
                                        ------      ------      ------
     Risk-free interest rate             3.21%       4.08%       4.52%
     Expected years until exercise       5.00        5.00        5.50
     Expected stock volatility          34.58%      36.76%      40.10%

     At December 31, 2003, and 2002, the Corporation had 54,544 shares and 100,794 shares, respectively, of its authorized common stock reserved for its incentive and nonqualified stock option plan. These options vest from immediately to two years and have a maximum term of ten years from the date of the option grant.

     A summary of stock option transactions under the plan follows:

                                              Option           Option Price
                                              Shares             Per Share
                                             ---------        --------------
     Outstanding at December 31, 2000         151,700         $13.25 - 20.00
     Granted                                   23,800          16.50
     Exercised                                (12,550)         13.25 - 17.19
     Forfeited                                (11,500)         13.56 - 18.75
                                             ---------
     Outstanding at December 31, 2001         151,450          13.38 - 20.00
     Granted                                   35,700          19.95 - 26.10
     Exercised                                 (3,960)         14.00 - 17.19
     Forfeited                                   (800)         14.00 - 15.50
                                             ---------
     Outstanding at December 31, 2002         182,390          13.38 - 26.10
     Granted                                   46,450          24.00 - 26.20
     Exercised                                 (4,603)         14.00 - 17.19
     Forfeited                                   (200)         14.00
                                             ---------
     Outstanding at December 31, 2003         224,037         $13.38 - 26.20
                                             =========

     The following table summarizes information related to stock options outstanding on December 31, 2003:

                               Number of             Average Life of        Number of Options
     Exercise Price        Outstanding Options     Outstanding Options         Exercisable
     -----------------     -------------------     -------------------      -----------------
     $ 13.38 - $ 26.20          224,037                6.8 years                 171,937


8. Income Taxes:
     The components of the Corporation's net deferred tax assets as of December 31, 2003 and December 31, 2002, were as follows (in thousands):

                                                   2003                 2002
                                                 -------              -------
     Deferred tax assets:
       Allowance for loan losses                 $ 1,799              $ 1,912
       Deferred compensation                         250                  257
       Core deposit intangible                       405                  354
       Pension liability                               -                  150
       Other                                          22                   11
                                                 -------              -------
       Total deferred tax assets                   2,476                2,684
                                                 -------              -------

       Deferred tax liabilities:
         Depreciation                                414                  388
         Accretion of discount                        18                   20
         Prepaid pension                             506                  111
         Loan loss recapture                           -                   81
         Net unrealized gains on securities          668                1,330
         Other                                       150                  151
                                                 -------              -------
         Total deferred tax liabilities            1,756                2,081
                                                 -------              -------
         Net deferred tax assets                 $   720              $   603
                                                 =======              =======

     The provision for income taxes consists of the following (in thousands):

                                                 2003       2002       2001
                                               -------    -------    -------
     Taxes currently payable                   $ 3,519    $ 3,870    $ 4,298
     Deferred tax expense (benefit)                395         48       (357)
                                               -------    -------    --------
                                               $ 3,914    $ 3,918    $ 3,941
                                               =======    =======    ========

     The effective tax rates differ from the statutory federal income tax rates due to the following items:

                                                 2003       2002       2001
                                                ------     ------     ------
     Federal statutory rate                      34.3%      34.2%      34.2%
     Nontaxable interest income                  (5.0)      (4.9)      (4.9)
     Other                                       ( .1)         -         .2
                                                ------     ------     ------
                                                 29.2%      29.3%      29.5%
                                                ======     ======     ======

9. Earnings Per Share:
     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                   2003                        2002                         2001
                                           ----------------------      -----------------------      ----------------------
                                                        Per Share                    Per Share                   Per Share
                                            Shares       Amount          Shares       Amount          Shares      Amount
                                           ---------    ---------       ---------    ---------       ---------   ---------
     Basic earnings per share              5,702,625     $ 1.67         5,800,302     $ 1.63         5,949,811    $ 1.58
     Effect of dilutive securities,
       stock options                          61,502                       50,047                       23,342
                                           ---------                    ---------                    ---------
     Dilutied earnings per share           5,764,127     $ 1.65         5,850,349     $ 1.62         5,973,153    $ 1.58
                                           =========                    =========                    =========

     Stock options on common stock which were not included in computing diluted EPS in 2003, 2002, and 2001 because their effects were antidilutive were 453 shares, 82 shares, and 1,157 shares, respectively.

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

     At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                 2003               2002
                                             -------------      -------------
     Financial instruments whose contract amounts represent credit risk:

       Commitments to extend credit          $ 124,905,000      $ 107,771,000
       Standby letters of credit             $   3,477,000      $   3,489,000

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

     At December 31, 2003, ANB Mortgage Corp. had locked-rate commitments to originate mortgage loans amounting to approximately $1,019,000 and loans held for sale of $560,000. ANB Mortgage Corp. has entered into commitments, on a best-effort basis to sell loans of approximately $1,579,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts. ANB Mortgage Corp. does not expect any counterparty to fail to meet its obligations.

     The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     There was $700,000 in commitments to purchase securities at December 31, 2003 and none at December 31, 2002.

Concentration of credit risk:
-----------------------------

     The Corporation is principally a local lender and therefore has a significant concentration of residential and commercial real estate loans as well as consumer and commercial business loans to borrowers who reside in and/or which are collateralized by real estate located primarily in our trade area.

Other commitments:
------------------

     The Bank has entered into operating leases for several of its branch and ATM facilities. The minimum annual rental payments under these leases at December 31, 2003, (in thousands) are as follows:

                                       Minimum Lease
          Year                         Payments
          -------------------          -------------
          2004                           $ 116
          2005                              85
          2006                              69
          2007                              59
          2008                              54
          2009 and thereafter            $  84

     Rent expense under these leases for each of the years ended December 31, 2003, 2002, and 2001, were $126,000, $121,000, and $119,000, respectively.

     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $3,679,000 at December 31, 2003 and $3,098,000 at December 31, 2002.

     ANB Mortgage Corp. originates and sells residential real estate loans to investors. Based on certain pre-defined criteria, including borrower non-payment or fraud, ANB Mortgage Corp. may be required to repurchase loans back from the investor. Since the inception of ANB Mortgage Corp. no loans have been repurchased.

11. Related Party Transactions:
     The Corporation's Directors provide the Bank with substantial amounts of business, and many are among its largest depositors and borrowers. The maximum amount of loans outstanding to total loans for officers, directors and their business interests at any month-end during 2003 was 5.5% and during 2002 was 5.5%. Management believes that all such loans are made on substantially the same terms, including interest rates, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability. As of December 31, 2003, none of these loans were restructured, nor were any related party loans charged off during 2003.

     An analysis of these loans for 2003 is as follows (in thousands):

          Balance, beginning of year          $ 21,414
          Additions                             32,554
          Repayments                           (35,157)
                                              ---------
          Balance, end of year                $ 18,811
                                              =========

12. Employee Benefit Plans:
     The retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method. The Company uses October 31 as a measurement date to determine postretirement benefit obligations. All dollar amounts are shown in thousands, unless otherwise noted.

     The following table sets forth the plan's status as of December 31, 2003 and 2002 (in thousands):

                                                                                  2003            2002
                                                                                -------         -------
Change in benefit obligation:
  Benefit obligation at beginning of year                                       $ 4,875         $ 4,837
  Service cost                                                                      377             319
  Interest cost                                                                     330             336
  Plan amendments                                                                    17               -
  Actuarial (gain) loss                                                             155             274
  Benefits paid                                                                     (44)           (891)
                                                                                --------        --------
  Benefit obligation at end of year                                             $ 5,710         $ 4,875
                                                                                ========        ========

  Accumulated benefit obligation, end of year                                   $ 4,241         $ 3,546

Change in plan assets:
  Fair value of plan assets at beginning of year                                $ 3,431         $ 4,360
  Actual return on plan assets                                                      587            (692)
  Employer contributions                                                          1,678             654
  Benefits paid                                                                     (44)           (891)
                                                                                --------        --------
  Fair value of plan assets at end of year                                      $ 5,652         $ 3,431
                                                                                ========        ========

  Deferred asset (gain) loss                                                    $  (298)        $ 1,037

Prepaid pension cost:
  Funded status                                                                 $   (58)        $(1,445)
  Unrecognized net actuarial (gain) loss                                          1,603           1,871
  Unrecognized net obligation at transition                                           -              (5)
  Unrecognized prior service cost                                                   (57)            (96)
                                                                                --------        --------
  (Accrued) benefit cost included in other liabilities                          $ 1,488         $   325
                                                                                ========        ========

Amounts recognized in the statement of financial position:
  Prepaid asset                                                                 $ 1,488         $   325
  Accrued benefit liability                                                           -            (441)
  Deferred income tax benefit                                                         -             150
  Accumulated other comprehensive income, net                                         -             291
                                                                                --------        --------
  Net amount recognized                                                         $ 1,488         $   325
                                                                                ========        ========

     Major assumptions and net periodic pension cost include the following:

                                                                                  2003            2002
                                                                                -------         -------
Components of net periodic benefit cost:
  Service cost                                                                  $  377          $  319
  Interest cost                                                                    330             337
  Expected return on plan assets                                                  (289)           (346)
  Amortization of prior service cost                                               (22)            (24)
  Amortization of net obligation at transition                                      (5)            (12)
  Recognized net actuarial gain                                                    125               7
                                                                                -------         -------
  Net periodic benefit cost                                                     $  516          $  281
                                                                                =======         =======

Weighted-average assumptions for benefit obligations:
  Discount rate
    Pre-retirement                                                                6.50%           6.75%
    Post-retirement                                                               6.00%           6.00%

  Expected return on plan assets                                                  8.00%           8.00%
  Rate of compensation increase                                                   4.00%           4.00%


                                                                                  2003            2002
                                                                                -------         -------
Weighted-average assumptions for net periodic benefit cost:
  Discount rate
    Pre-retirement                                                                6.75%           7.00%
    Post-retirement                                                               6.00%           6.00%

  Expected return on plan assets                                                  8.00%           8.00%
  Rate of compensation increase                                                   4.00%           4.00%


     The Company selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period and higher significance is placed on current forecasts of future long-term economic conditions.

     Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

                                                                                  2003            2002
                                                                                -------         -------
Information for pension plans with an accumulated
  benefit obligation in excess of plan assets:

  Projected benefit obligation                                                  $ 5,710         $ 4,876
  Accumulated benefit obligation                                                  4,241           3,546
  Fair value of plan assets                                                       5,652           3,431


Additional Information:                                                            Pension Benefits
                                                                                -----------------------
                                                                                  2003            2002
                                                                                -------         -------
  Increase in minimum liability included in other
    comprehensive income                                                        $   N/A         $   441


     Below is a description of the plan's assets. The plan's weighted-average asset allocations at December 31, 2003, and December 31, 2002, by asset category are as follows:

                                            2003          2002
                                          --------      --------
     Asset Category
     Money Market and Equivalents              .1%         10.1%
     Equity Securities                       77.5          60.9
     Debt Securities                         22.4          29.0
     Real Estate                                -             -
     Other                                      -             -
                                          --------      --------
       Total                                100.0%        100.0%
                                          ========      ========

     The Investment policy and strategies for plan assets can best be described as a growth and income strategy. The Target allocation is for 75% of the assets to be invested in large and mid capitalization equity securities with the remaining 25% invested in fixed income investments. Diversification is accomplished by limiting the holding in any one equity issuer to no more than 5% of total equities. Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets. All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues. The Assets are managed by the Trust Division of American National Bank and Trust Company. No derivatives are used to manage the assets. Equity securities do not include holdings in the Corporation.

     A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Bank. The Bank matches a portion of the contribution made by employee participants after at least one year of service. The Bank contributed $151,000, $136,000 and $116,000 to the 401(k) plan in 2003, 2002 and
2001, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

     In 1982, the Board of Directors of the Bank adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers' remaining period of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $84,000, $77,000 and $68,000 for years 2003, 2002 and 2001, respectively.

13. Fair Value of Financial Instruments:
     The estimated fair values of the Corporation's assets are as follows (in thousands):

                                                                 December 31, 2003                     December 31, 2002
                                                          ------------------------------           --------------------------
                                                            Carrying              Fair             Carrying            Fair
                                                             Amount               Value             Amount             Value
                                                          ----------          ----------           ----------      ----------
     Financial assets:
       Cash and due from banks                            $   17,887          $   17,887          $   23,478        $   23,478
       Securities, available for sale                        171,376             171,376             137,046           137,046
       Securities held to maturity                            36,103              37,455              26,778            28,219
       Loans held for sale                                       560                 560               1,285             1,285
       Loans, net of allowance                               400,953             407,128             400,781           408,792
       Accrued interest receivable                             4,123               4,123               3,556             3,556

     Financial liabilities:
       Deposits                                            $ 501,688          $  503,409          $  473,562        $  474,102
       Repurchase agreements                                  47,035              47,035              36,155            36,155
       Other borrowings                                       21,000              22,328              22,000            24,884
       Accrued interest payable                                  835                 835               1,065             1,065

     Off balance sheet instruments:
       Commitments to extend credit                        $       -          $        -          $        -        $        -
       Standby letters of credit                                   -                  35                   -                35
       Rate lock commitments                                       -                   -                   -                 -

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

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2003, the Corporation's Tier I and total capital ratios were 14.85% and 15.99%, respectively. At December 31, 2002, these ratios were 14.41% and 15.63%, respectively. The ratios for both years were well in excess of the regulatory requirements. Management believes, as of December 31, 2003, that the Corporation and the Bank meet all regulatory capital adequacy requirements to which they are subject.

     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $4,131,000 plus an additional amount equal to the Bank's net income for 2003 up to the date of any dividend declaration.

     The following table provides summary information regarding regulatory capital (in thousands):

                                                                                                                  To Be Well
                                                                                    Minimum                    Capitalized Under
                                                                                    Capital                    Prompt Corrective
                                                    Actual                        Requirement                  Action Provisions
                                            -----------------------         ----------------------            --------------------
                                             Amount          Ratio           Amount         Ratio              Amount       Ratio
                                             ------          -----           ------         -----              ------       -----
     As of December 31, 2003

       Total Capital
         Corporation                        $ 74,222         15.99%         $ 37,137         >8.0%
         Bank                                 71,867         15.50%           37,092         >8.0%            $ 46,364      >10.0%

       Tier I Capital
         Corporation                          68,930         14.85%           18,569         >4.0%
         Bank                                 67,248         14.50%           18,546         >4.0%              27,819       >6.0%

       Leverage Capital
         Corporation                          68,930         10.76%           19,221         >3.0%
         Bank                                 67,248         10.51%           19,194         >3.0%              31,989       >5.0%


     As of December 31, 2002

       Total Capital
         Corporation                        $ 72,021         15.63%         $ 36,863         >8.0%
         Bank                                 69,328         15.06%           36,816         >8.0%            $ 46,020      >10.0%

       Tier I Capital
         Corporation                          66,399         14.41%           18,431         >4.0%
         Bank                                 64,359         13.98%           18,408         >4.0%              27,612       >6.0%

       Leverage Capital
         Corporation                          66,399         11.00%           18,103         >3.0%
         Bank                                 64,359         10. 68%          18,076         >3.0%              30,126       >5.0%


15. Segment and Related Information:
     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", reportable segments include community banking and trust and investment services. Community banking involves making loans to and generating deposits from individuals and businesses in the markets where the Bank has offices. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is a major source of income. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets, liabilities and operating results of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the other segment. ANB Mortgage Corp. performs secondary mortgage banking and ANB Services Corp. performs retail investment and insurance sales.

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

     Segment information for the years 2003, 2002 and 2001 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                                 2003
                                                  -----------------------------------------------------------------------
                                                                       Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  32,178      $       -       $   55       $     (55)        $  32,178
     Interest expense                                 9,391              -           55             (55)            9,391
     Non-interest income - external customers         3,314          2,523          834               -             6,671
     Non-interest income - internal customers             -             48            -             (48)                -
     Operating income before income taxes            11,975          1,326          126               -            13,427
     Depreciation and amortization                    1,555             24            6               -             1,585
     Total assets                                   643,863              -        1,902          (1,463)          644,302
     Capital expenditures                               682              3            2               -               687

                                                                                 2002
                                                  -----------------------------------------------------------------------
                                                                       Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  35,135      $       -       $   31       $     (31)        $  35,135
     Interest expense                                12,310              -           31             (31)           12,310
     Non-interest income - external customers         2,564          2,516          632               -             5,712
     Non-interest income - internal customers             -             48            -             (48)                -
     Operating income before income taxes            11,798          1,543           38               -            13,379
     Depreciation and amortization                    1,570             21            3               -             1,594
     Total assets                                   604,482              -        2,468          (1,091)          605,859
     Capital expenditures                             1,331             16          123               -             1,470

                                                                                 2001
                                                  -----------------------------------------------------------------------
                                                                       Trust and
                                                  Community      Investment                   Intersegment
                                                   Banking       Services         Other       Eliminations        Total
                                                  ---------      ----------      -------      ------------      ---------
     Interest income                              $  39,820      $       -       $   30       $     (30)        $  39,820
     Interest expense                                17,502              -           30             (30)           17,502
     Non-interest income - external customers         2,509          2,569          590               -             5,668
     Non-interest income - internal customers             -             54            -             (54)                -
     Operating income before income taxes            11,697          1,656            4               -            13,357
     Depreciation and amortization                    1,586             25           10               -             1,621
     Total assets                                   572,567              -        1,209            (889)          572,887
     Capital expenditures                             1,141             16            1               -             1,158


16. Parent Company Financial Information:
     Condensed parent company financial information is as follows (in thousands):

                                                        As of December 31
                                                      ----------------------
     Condensed Balance Sheets                           2003          2002
     ------------------------                         --------      --------
     Assets
       Cash                                           $  1,782      $  1,126
     Assets
       Cash                                           $  1,397      $  1,782
       Investment in Subsidiary                         69,912        68,369
       Other Assets                                        622           585
                                                      --------      --------
       Total Assets                                   $ 71,931      $ 70,736
                                                      ========      ========

     Liabilities                                      $      -      $      -
     Shareholders' Equity                               71,931        70,736
                                                      --------      --------
       Total Liabilities and Shareholders' Equity     $ 71,931      $ 70,736
                                                      ========      ========

                                                               For the Year Ended
                                                                   December 31
                                                      -------------------------------------
     Condensed Statements of Income                     2003          2002          2001
     ------------------------------                   ---------     ---------     ---------
     Dividends from Subsidiary                        $  7,078      $  6,000      $  8,985
     Income                                                  4            10             -
     Expenses                                              159           145           105
     Income taxes (benefit)                                (52)            -             -
                                                      ---------     ---------     ---------
     Income Before Equity in Undistributed
       Earnings of Subsidiary                            6,975         5,865         8,880
     Equity in Undistributed Earnings
       of Subsidiary                                     2,538         3,596           535
                                                      ---------     ---------     ---------
     Net Income                                       $  9,513      $  9,461      $  9,415
                                                      =========     =========     =========

                                                               For the Year Ended
                                                                  December 31
                                                      -------------------------------------
     Condensed Statements of Cash Flows                 2003          2002          2001
     ----------------------------------               ---------     ---------     ---------
     Cash provided by dividends received
       from Subsidiary                                $  7,078      $  6,000      $  8,985
     Cash used for payment of dividends                 (4,272)       (4,117)       (3,924)
     Cash used for repurchase of stock                  (3,128)       (1,049)       (4,600)
     Process from exercise of options                       76            61           182
     Other                                                (139)         (239)         (129)
                                                      ---------     ---------     ---------
     Net (decrease) increase in cash                  $   (385)     $    656      $    514
                                                      =========     =========     =========

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004                     AMERICAN NATIONAL BANKSHARES INC.


                                   By:   /s/  Brad E. Schwartz
                                   -------------------------------------------
                                   Senior Vice President, Secretary, Treasurer
                                   & Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2004.


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