Form 10-Q
period 2004-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2004-05-06
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.
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


     At May 6, 2004, the Corporation had 5,626,054 shares Common Stock outstanding, $1 par value.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2004
             and December 31, 2003..................................................3

           Consolidated Statements of Income for the three months
             ended March 31, 2004 and 2003..........................................4

           Consolidated Statements of Changes in Shareholders' Equity
             for the three months ended March 31, 2004 and 2003.....................5

           Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003..........................................6

           Notes to Consolidated Financial Statements...............................8

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.............................................13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............22

  Item 4.  Controls and Procedures.................................................23

Part II.  Other Information........................................................24

SIGNATURES ........................................................................25

Exhibits...........................................................................26


                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)        (Audited)
                                                                                  March 31        December 31
                                                                                     2004             2003
                                                                                ------------     -------------
ASSETS
Cash and due from banks.........................................................$   12,755       $   16,236
Interest-bearing deposits in other banks........................................     7,250            1,652

Securities available for sale, at fair value....................................   186,969          171,376
Securities held to maturity (market value of $22,389 at
  March 31, 2004 and $37,455 at December 31, 2003)..............................    20,194           36,103
                                                                                -----------      -----------
                                                                                   207,163          207,479
                                                                                -----------      -----------

Loans held for sale.............................................................     1,753              560

Loans, net of unearned income ..................................................   404,988          406,245
Less allowance for loan losses..................................................    (5,323)          (5,292)
                                                                                -----------      -----------
  Net loans.....................................................................   399,665          400,953
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $12,056 in 2004 and $11,807 in 2003...........................     7,864            7,718
Core deposit intangibles........................................................       822              934
Accrued interest receivable and other assets....................................     8,626            8,770
                                                                                -----------      -----------
  Total assets..................................................................$  645,898       $  644,302
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   80,683       $   71,027
  Demand deposits -- interest bearing...........................................    72,092           69,053
  Money market deposits.........................................................    53,111           59,251
  Savings deposits..............................................................    84,064           83,031
  Time deposits.................................................................   212,537          219,326
                                                                                -----------      -----------
  Total deposits................................................................   502,487          501,688
                                                                                -----------      -----------

  Repurchase agreements.........................................................    46,040           47,035
  FHLB borrowings...............................................................    21,000           21,000
  Accrued interest payable and other liabilities................................     3,283            2,648
                                                                                -----------      -----------
  Total liabilities.............................................................   572,810          572,371
                                                                                -----------      -----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -                -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,667,464 shares outstanding at September 30, 2003
    and 5,780,816 shares outstanding at December 31, 2002.......................    5,633            5,660
  Capital in excess of par value................................................    9,472            9,437
  Retained earnings.............................................................   56,210           55,538
  Accumulated other comprehensive income........................................    1,773            1,296
                                                                                ----------       ----------
  Total shareholders' equity....................................................   73,088           71,931
                                                                                ----------       ----------
  Total liabilities and shareholders' equity....................................$ 645,898        $ 644,302
                                                                                ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.


                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        March 31
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   5,741      $   6,559
  Interest on deposits in other banks...........................................       31             25
  Income on securities:
    Federal agencies............................................................      822            549
    Mortgage-backed.............................................................      233            454
    State and municipal.........................................................      512            469
    Other securities............................................................      242            346
                                                                                ----------     ----------
    Total interest income.......................................................    7,581          8,402
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       59             68
    Money market................................................................      102            139
    Savings.....................................................................      109            225
    Time........................................................................    1,327          1,720
  Interest on repurchase agreements.............................................      127            125
  Interest on other borrowings..................................................      241            242
                                                                                ----------     ----------
    Total interest expense......................................................    1,965          2,519
                                                                                ----------     ----------
Net Interest Income.............................................................    5,616          5,883
Provision for Loan Losses.......................................................      215            240
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,401          5,643
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      728            606
  Service charges on deposit accounts...........................................      574            423
  Other fees and commissions....................................................      246            228
  Mortgage banking income.......................................................      133            128
  Securities gains, net.........................................................      105              2
  Other income..................................................................       67             75
                                                                                ----------     ----------
    Total non-interest income...................................................    1,853          1,462
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,768          1,721
  Pension and other employee benefits...........................................      422            448
  Occupancy and equipment.......................................................      617            641
  Core deposit intangible amortization .........................................      112            112
  Other expenses................................................................      882            887
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,801          3,809
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,453          3,296
Income Tax Provision............................................................      983            962
                                                                                ----------     ----------
Net Income......................................................................$   2,470      $   2,334
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .44      $     .41
Diluted.........................................................................$     .43      $     .40
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,648,278      5,756,094
Diluted.........................................................................5,705,869      5,817,153
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


           Consolidated Statements of Changes in Shareholders' Equity
                American National Bankshares Inc. and Subsidiary
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)
             (In Thousands, except number of shares of common stock)

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings     Income (Loss)     Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2002...................... 5,780,816   $     5,781   $     9,571   $     53,093   $       2,291  $     70,736

Net income......................................         -             -             -          2,334               -         2,334

Change in unrealized gains on securities
  available for sale, net of tax of $(118)......         -             -             -              -            (230)

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net
  of tax $-.....................................         -             -             -              -              (1)
                                                                                                        --------------
  Other comprehensive income....................                                                                 (231)         (231)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              2,103

Stock repurchased and retired...................   (35,000)          (35)          (57)          (797)              -          (889)

Stock options exercised.........................         -             -             -              -               -             -

Cash dividends paid.............................         -             -             -         (1,033)              -        (1,033)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, March 31, 2003......................... 5,745,816   $     5,746   $     9,514   $     53,597   $       2,060  $     70,917
                                                ===========  ============  ============= =============  ============== =============

Balance, December 31, 2003...................... 5,660,419   $     5,660   $     9,437   $     55,538   $       1,296  $     71,931

Net income......................................         -             -             -          2,470               -         2,470

Change in unrealized gains on securities
  available for sale, net of tax of $281........         -             -             -              -             546

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net
  of tax $36....................................         -             -             -              -             (69)
                                                                                                        --------------
  Other comprehensive income....................                                                                  477           477
                                                                                                                       -------------
  Total comprehensive income....................                                                                              2,947

Stock repurchased and retired...................   (32,200)          (32)          (54)          (726)              -          (812)

Stock options exercised.........................     4,953             5            89              -               -            94

Cash dividends paid.............................         -             -             -         (1,072)              -        (1,072)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, March 31, 2004......................... 5,633,172   $     5,633   $     9,472   $     56,210   $       1,773  $     73,088
                                                ===========  ============  ============= =============  ============== =============


The accompanying notes are an integral part of the consolidated financial statements.


                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                        March 31
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   2,470      $   2,334
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................      215            240
  Depreciation..................................................................      244            291
  Core deposit intangible amortization..........................................      112            112
  Amortization (accretion) of bond premiums and discounts.......................      210            208
  Gain on sale or call of securities............................................     (105)            (2)
  Gain on loans held for sale...................................................      (99)          (128)
  Proceeds from sales of loans held for sale....................................    4,567          6,985
  Originations of loans held for sale...........................................   (5,661)        (7,148)
  Loss on sale of real estate owned.............................................       11              -
  Deferred income taxes (benefit) provision.....................................      (22)            13
  Increase in interest receivable...............................................     (107)          (646)
  Decrease in other assets......................................................       85            884
  Decrease in interest payable..................................................      (58)           (66)
  Increase in other liabilities.................................................      693            541
                                                                                ----------     ----------
  Net cash provided by operating activities.....................................    2,555          3,618
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale...........   17,017         17,917
  Proceeds from sales of securities available for sale..........................    4,067              -
  Proceeds from maturities and calls of securities held to maturity.............   15,911            802
  Purchases of securities available for sale....................................  (36,062)       (20,003)
  Net increase (decrease) in loans..............................................      913        (13,440)
  Purchases of bank property and equipment......................................     (390)          (106)
  Proceeds from sales of other real estate owned................................       92              -
                                                                                ----------     ----------
  Net cash provided by (used in) investing activities...........................    1,548        (14,830)
                                                                                ----------     ----------

                            (Continued on next page)

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                        March 31
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Financing Activities:
  Net increase (decrease) in demand, money market,
    and savings deposits........................................................    7,588          2,158
  Net (decrease) increase in time deposits......................................   (6,789)         7,357
  Net decrease in repurchase agreements.........................................     (955)        (1,352)
  Net decrease in FHLB borrowings...............................................        -           (500)
  Cash dividends paid...........................................................   (1,072)        (1,033)
  Repurchase of stock...........................................................     (812)          (889)
  Proceeds from exercise of stock options.......................................       94              -
                                                                                ----------     ----------
  Net cash (used in) provided by financing activities...........................   (1,986)         5,741
                                                                                ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents............................    2,117         (5,471)

Cash and Cash Equivalents at Beginning of Period................................   17,888         23,478
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  20,005      $  18,007
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.......................................................$  12,755      $  15,962
  Interest-bearing deposits in other banks......................................    7,250          2,045
                                                                                ----------     ----------
                                                                                $  20,005      $  18,007
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   2,023      $   2,585
  Income taxes paid.............................................................$       4      $       -
  Transfer of loans to other real estate owned..................................$     160      $       -
  Unrealized gain (loss) on securities available for sale.......................$     722      $   3,563

The accompanying notes are an integral part of the consolidated financial statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of March 31, 2004; the consolidated statements of income for the three months ended March 31, 2004 and 2003; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2004 and 2003; and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. Operating results for the three month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.

2. STOCK BASED COMPENSATION

     As of March 31, 2004 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three month periods ended March 31, 2004, and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                Three Months Ended
                                                                     March 31
                                                             -----------------------
                                                                 2004        2003
                                                               --------    --------
(Dollars in thousands except per share amounts)

Net income, as reported                                        $ 2,470     $ 2,334

Deduct: total stock-based employee compensation
expense determined based on fair value method of awards           (110)        (27)
                                                               --------    --------
Pro forma net income                                           $ 2,360     $ 2,307
                                                               ========    ========

Basic earnings per share:
As reported                                                    $   .44     $   .41
Pro forma                                                      $   .42     $   .40

Diluted earning per share:
As reported                                                    $   .43     $   .40
Pro Forma                                                      $   .41     $   .40


     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003: price volatility of 34.58%, risk-free interest rates of 3.21%, and expected lives of 5 years. There were no grants in the first quarter of 2004.

3. SECURITIES

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                                                            March 31, 2004
                                                  ---------------------------------------------------------------------
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                      Cost              Gains             Losses           Fair Value
                                                  -------------    ---------------    --------------     --------------
Securities held to maturity:
  Federal agencies                                  $   1,998          $     81           $      -         $    2,079
  Mortgage-backed                                       1,065                58                  -              1,123
  State and municipal                                  17,131             1,356                  -             18,487
                                                    ---------          --------           --------          ---------
Total securities held to maturity                      20,194             1,495                  -             21,689
                                                    ---------          --------           --------          ---------

Securities available for sale:
  Federal agencies                                    110,620               812                  -            111,420
  Mortgage-backed                                      17,813               556                 12             18,344
  State and municipal                                  35,023             1,401                 25             36,423
  Corporate bonds                                      13,894               763                  1             14,657
  Restricted stock:
    FHLBA stock                                         1,645                 -                  -              1,645
    Federal Reserve stock                                 363                 -                  -                363
    Other securities                                    4,925                 -                808              4,117
                                                    ---------          --------           --------          ---------
Total securities available for sale                   184,283             3,532                846            189,969
                                                    ---------          --------           --------          ---------
Total securities                                    $ 204,477           $ 5,027           $    846          $ 208,658
                                                    =========          ========           ========          =========

                                                                           December 31, 2003
                                                  ---------------------------------------------------------------------
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                      Cost              Gains             Losses           Fair Value
                                                  -------------    ---------------    --------------     --------------
Securities held to maturity:
  Federal agencies                                  $  16,996          $    100           $      1         $   17,095
  Mortgage-backed                                       1,227                62                  -              1,289
  State and municipal                                  17,880             1,191                  -             19,071
                                                    ---------          --------           --------          ---------
Total securities held to maturity                      36,103             1,353                  1             37,455
                                                    ---------          --------           --------          ---------

Securities available for sale:
  Federal agencies                                     97,906               676                200             98,382
  Mortgage-backed                                      19,693               572                 65             20,200
  State and municipal                                  31,890               933                 43             32,780
  Corporate bonds                                      12,894               751                  3             13,642
  Restricted stock:
    FHLBA stock                                         1,741                 -                  -              1,741
    Federal Reserve stock                                 363                 -                  -                363
    Other securities                                    4,925                 -                657              4,268
                                                    ---------          --------           --------          ---------
Total securities available for sale                   169,412             2,932                968            171,376
                                                    ---------          --------           --------          ---------
Total securities                                    $ 205,515           $ 4,285           $    969          $ 208,831
                                                    =========          ========           ========          =========

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004.

                                    Less than 12 Months              12 Months or More                    Total
                                  ------------------------       -----------------------          -----------------------
                                    Fair        Unrealized          Fair       Unrealized           Fair       Unrealized
                                    Value          Loss             Value         Loss              Value          Loss
                                  --------      ----------       ---------     ----------         --------     ----------
     Federal agencies             $ 10,999         $  12         $       -        $    -          $ 10,999        $  12
     Mortgage-backed                 1,331            18             1,005             7             2,336           25
     State and municipal               691             1                 -             -               691            1
     Corporate bonds                     -             -                 -             -                 -            -
     Preferred stock                 1,640           360             2,052           448             3,692          808
                                  --------         -----         ---------        ------          --------        -----
       Total                      $ 14,661         $ 391         $   3,057        $  455          $ 17,718        $ 846
                                  ========         =====         =========        ======          ========        =====

     The unrealized loss position is considered temporary and is due to the general decline in interest rates. Those issues in an unrealized loss position for more than 12 months consist primarily of $4,500,000 in preferred stocks. These are a $2,000,000 FHLMC preferred 1.66% where the interest rate adjusts every 2 years based on 2 year Treasury plus 10 basis points with a maximum rate of 11.0%; and $2,500,000 FNMA preferred 3.54% where the interest rate adjusts every 2 years based on 2 year Treasury less 16 basis points with a maximum rate of 11.0%. 70% of the dividends on these issues are tax exempt. Management intends to hold these until maturity.

4.   LOANS

     Outstanding loans, excluding loans held for sale, were composed of the following (in thousands):

                                                                            March 31                 December 31
                                                                              2004                       2003
                                                                          ------------               -----------
Real Estate loans
  Construction and land development                                          $  14,081                 $  12,790
  Secured by farmland                                                            3,230                     3,430
  Secured by 1-4 family residential properties                                 137,834                   136,229
  Secured by multi-family residential properties                                 6,691                     6,801
  Secured by nonfarm, nonresidential properties                                127,172                   126,164
Loans to farmers                                                                 2,125                     1,618
Commercial and industrial loans                                                 90,014                    91,419
Consumer loans                                                                  19,489                    23,581
Loans for nonrated industrial development obligations                            4,232                     4,077
Deposit overdrafts                                                                 120                       136
                                                                             ---------                 ---------
Loans, net of unearned income                                                $ 404,988                 $ 406,245
                                                                             =========                 =========


5. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the three months ended March 31 was as follows (in thousands):

                                              March 31          March 31
                                                2004              2003
                                            -------------     -------------
Balance, January 1                             $ 5,292           $ 5,622
Provisions charged against income                  215               240
Recoveries of loans charged off                     39                73
Loans charged off                                 (223)             (164)
                                               --------          --------
Balance at end of period                       $ 5,323           $ 5,771
                                               ========          ========

6. EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                                  Three Months Ended
                                                                        March 31
                                                  -------------------------------------------------
                                                            2004                       2003
                                                  ----------------------      ---------------------
                                                                  Per                        Per
                                                                  Share                      Share
                                                      Shares      Amount        Shares       Amount
                                                    ---------     ------      ---------      ------
Basic earnings per share                            5,648,278     $  .44      5,756,094      $  .41
Effect of dilutive securities, stock options           57,591       (.01)        61,059        (.01)
                                                    ---------     ------      ---------      ------
Diluted earnings per share                          5,705,869     $  .43      5,817,153      $  .40
                                                    =========     ======      =========      ======


7. DEFINED BENEFIT PLAN

     Components of Net Period Benefit Cost (in thousands)

                                                        Three Months Ended
                                                             March 31
                                                        -------------------
                                                          2004        2003
                                                        -------     -------
     Service cost                                       $  108      $   94
     Interest cost                                          90          83
     Expected return on plan assets                       (113)        (72)
     Amortization of prior service cost                     (6)         (6)
     Amortization of net obligation at transition            -          (1)
     Amortization of the net (gain) loss                    21          31
                                                        -------     -------
     Net periodic benefits cost                         $  100      $  129
                                                        =======     =======

     As of March 31, 2004, $357,000 in contributions have been made. The Corporation plans no additional contributions for the year ending December 31, 2004.

8. SEGMENT AND RELATED INFORMATION

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

     Unaudited segment information for the three month periods ended March 31, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                Three Months Ended March 31, 2004
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,581       $      -        $   8         $    (8)        $  7,581
Interest expense                                  1,965              -            8              (8)           1,965
Non-interest income - external customers            915            728          210               -            1,853
Non-interest income - internal customers              -             12            -             (12)               -
Operating income before income taxes              3,035            433          (15)              -            3,453
Depreciation and amortization                       349              5            2               -              356
Total assets                                    644,236              -         3,166         (1,504)         645,898
Capital expenditures                                370             20            -               -              390

                                                                Three Months Ended March 31, 2003
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations         Total
                                               ---------      ----------      ------      ------------       --------
Interest income                                $  8,402       $      -        $   11         $   (11)        $  8,402
Interest expense                                  2,519              -            11             (11)           2,519
Non-interest income - external customers            671            606           185               -            1,462
Non-interest income - internal customers              -             12             -             (12)               -
Operating income before income taxes              2,982            299            15               -            3,296
Depreciation and amortization                       395              6             2               -              403
Total assets                                    612,551              -         2,835          (1,209)         614,177
Capital expenditures                                103              3             -               -              106


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

New Accounting Pronouncements

     No new accounting pronouncements have been issued since December 31, 2003. Refer to the Corporation's December 31, 2003 Annual Report on Form 10-K for previously announced accounting pronouncements.

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


                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first three months of 2004 was $2,470,000, an increase of 5.8% over the $2,334,000 earned during the same period of 2003. On a basic and diluted per share basis, net earnings totaled $0.44 and $0.43, respectively, for the first three months of 2004. This compared favorably to the $0.41 and $0.40 in basic and diluted earnings per share recorded for the first three months of 2003. Both earnings per share measurement increases were due to increases in non-interest income which more than offset the decline in net interest income, combined with a lower number of shares outstanding due to stock repurchases under the Corporation's outstanding stock repurchase program.

     On an annualized basis, return on average total assets was 1.54% for the first three months of 2004 compared to 1.55% for the same period in 2003. Annualized return on average common shareholders' equity was 13.62% and 13.23% for the first three months of 2004 and 2003, respectively.

     Net interest income after provision for loan losses decreased $242,000, or 4.3%, for the first three months of 2004 compared to the same period in 2003 due to a decline in the interest rate spread coupled with changes in the earning asset mix. For the same comparative period, non-interest income increased by $391,000, led by growth in service charges, trust and investment services income, and securities gains. Non-interest expense decreased by $8,000 for the first three months of 2004 compared to the same period in 2003, further assisting the improvement to earnings.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $5,890,000 for the first three month period ending March 31, 2004 compared to $6,124,000 for the same period of 2003, a decrease of 3.8%. The interest rate spread decreased to 3.52% from 3.84%, and the net interest margin decreased to 3.84% from 4.24% in the first three months of 2004 compared to the same period of 2003.

     Yields on earning assets declined due to decreases in interest rate indexes which are used to price commercial loans, the scheduled re-pricing of variable rate real estate loans to lower rates, the reinvestment of investment portfolio cash flows into lower yielding investments, and the addition of new loans at lower market rates of interest.

     Interest-bearing liability costs declined at a slower pace than interest-earning assets as many liability accounts were priced at what management consider "floor" rates of between one percent and two tenths of one percent. This, coupled with the maturity-based repricing of certificates of deposit, accounted for the 22.0% decline in interest expense.

     Average interest-earning assets increased 6.4%, or $37,096,000 while average interest-bearing liabilities grew 5.4%, or $25,230,000 between March 31, 2003 and March 31, 2004. During this time low cost non-interest bearing demand deposit growth funded the majority of the difference between earning asset growth and interest bearing deposit growth, represented the majority of total deposit growth and now represents 14.3% of total deposits. While the Corporation's balance sheet is technically liability-sensitive, management feels many of the funding costs are at or very close to market floors, and it is increasingly difficult to reduce funding costs at the same pace with the market-driven reductions in asset yields. The resultant decrease in interest income from the lower yields on earning assets exceeded the decrease in interest expense from lower costs of interest-bearing liabilities producing the decline in the interest rate spread.

     During the first three months of 2004, the Federal Reserve held interest rates unchanged, yet they were below the rates of one year prior. These historically low rates kept the prime lending rate at 4.00% during the three months ending March 31, 2004, which was lower than the 4.25% prime lending rate during the same period of 2003. Many of the Corporation's assets reprice at the prime lending rate or at a rate based on the rates on U.S. Treasury securities. As mentioned above, the Corporation's balance sheet is liability-sensitive, many liabilities have approached pricing floors while assets continue to reprice or be booked at lower yields.

     When compared to the fourth quarter of 2003, the interest rate spread and net yield on earning assets in the first quarter of 2004 increased with a positive trend noted. The interest rate spread improved from 3.77% in the fourth quarter of 2004 to 3.84% during the first quarter of 2004. The net yield on earning assets improved from 4.22% in the fourth quarter of 2003 to 4.24% during the first quarter of 2004. This improvement was due to several factors including a higher level of time deposits repricing to lower market interest rates, growth in non-interest bearing demand deposits and management's overall focus on managing the margin during the ongoing low rate period experienced in 2004.

     The following tables demonstrate fluctuations in net interest income and the related yields for the first three months of 2004 compared to similar prior year periods. Net interest income is on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis or when the loan returns to accrual status (in thousands, except rates):

                 Net Interest Income and Rate / Volume Analysis
             For the Three Months Ended March 31, 2004 and 2003

                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2004           2003           2004           2003         2004         2003
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 125,777      $ 120,959      $   1,459      $  1,898         4.64%        6.28%
  Mortgage                              260,495        258,531          3,815         3,988         5.86         6.17
  Consumer                               21,639         30,759            492           697         9.09         9.06
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           407,911        410,249          5,766         6,583         5.65         6.42
                                      ----------     ----------     ----------     ---------     --------     --------

Securities:
  Federal agencies                      102,126         58,390            822           549         3.22         3.76
  Mortgage-backed                        20,123         35,279            233           454         4.63         5.15
  State and municipal                    50,410         39,618            750           669         5.95         6.75
  Other securities                       19,908         24,816            253           363         5.08         5.85
                                      ----------     ----------     ----------     ---------     --------     --------
  Total securities                      192,567        158,103          2,058         2,035         4.27         5.15
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                  13,833          8,863             31            25          .90         1.13
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         614,311        577,215          7,855         8,643         5.11         5.99
                                                                    ----------     ---------     --------     --------
Other non-earning assets                 26,558         26,455
                                      ----------     ----------
  Total assets                        $ 640,869      $ 603,670
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  69,755      $  62,618             59            68          .34          .43
  Money market                           54,328         46,459            102           139          .75         1.20
  Savings                                83,757         76,193            109           225          .52         1.18
  Time                                  215,775        227,446          1,327         1,720         2.46         3.02
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       423,615        412,716          1,597         2,152         1.51         2.09

Repurchase agreements                    49,277         34,615            127           125         1.03         1.44
Other borrowings                         21,416         21,747            241           242         4.50         4.45
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         494,308        469,078          1,965         2,519         1.59         2.15
                                                                    ----------     ---------     ---------    --------

Demand deposits                          70,627         60,831
Other liabilities                         3,403          3,185
Shareholders' equity                     72,531         70,576
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 640,869      $ 603,670
                                      ==========     ==========

Interest rate spread                                                                                3.52%        3.84%
                                                                                                 ========     ========

Net interest margin                                                                                 3.84%        4.24%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                    5,890         6,124

Less:  Taxable equivalent adjustment                                      274           241
                                                                    ----------     ---------
                                                                    $   5,616      $  5,883
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

     The provision for loan losses was $215,000 for the first three months of 2004 versus $240,000 for the same period in 2003. Net charged off loans were $184,000 for the first three months of 2004 versus $91,000 for the same period in 2003. The annualized ratio of net charge-offs to average outstanding loans was .18% in 2004 and .09% in 2003. Management considers these charge-off ratios lower than those of their peer banks, who generally consider charge-off levels of .10% to .40% to be within reasonable norms from a historical perspective.

     The reserve for loan losses totaled $5,323,000 at March 31, 2004, an increase of 0.6% over the $5,292,000 recorded at December 31, 2003. The ratio of reserves to loans, less unearned discount, was 1.31% at March 31, 2004 versus 1.30% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at March 31, 2004.

NON-INTEREST INCOME

     Non-interest income for the first three months of 2004 was $1,853,000, an increase of 26.7% from $1,462,000 reported in the same period of 2003. The comparative increase was due to increases in service charge income, securities gains, and trust and investment services. Service charges on deposit accounts grew 35.7% or $151,000 in the first three months of 2004 when compared to the same period in 2003. Securities gains taken during the first quarter of 2004 were $105,000 as compared to only $2,000 during the first quarter of 2003

     Trust and investment services income of $728,000 during the first three months of 2004 was up 20.1% compared to the same period in 2003. Because a majority of trust account fees are calculated based on the market value of the assets under management, the performance of the equity markets affects trust financial performance. The Bank's trust division managed accounts whose market values approximated $347,000,000 at March 31, 2004, compared to $291,000,000 one year prior, a 19.2% increase in asset value. The growth in new trust business, increased management fees, and higher valuations in the financial markets produced the positive results.

NON-INTEREST EXPENSE

     Non-interest expense for the first three months of 2004 was $3,801,000, a 0.2% decrease from the $3,809,000 reported for the same period last year. Salaries increased 2.7% from the same period last year to $1,768,000 in 2004 while pension and other employee benefits decreased 5.8% to $422,000. The salary increase is due primarily to annual salary increases. Occupancy and equipment expenses decreased $24,000, or 3.7%, for the first three months of 2004 from the same period in 2003, primarily the result of reduced depreciation expense.

     Core deposit intangible amortization of $112,000 for the first three months of 2004 and 2003 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 49.76% and 50.29% for the three months ended March 31, 2004 and 2003, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 50% range while the majority of the industry remains in the 60-70% range.

INCOME TAX PROVISION

     The income tax provision for the first three months of 2004 was $983,000, an increase of $21,000 from $962,000 reported a year earlier. The effective tax rate for the first three months of 2004 was 28.5% compared to 29.2% for the same period of 2003.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Total assets increased 0.2% to $645,898,000 at March 31, 2004 when compared to assets of $644,302,000 at December 31, 2003. On an annual basis total assets increased 5.2% at March 31, 2004 when compared to assets of $614,177,000 at March 31, 2003. There were only minor changes in the major categories of assets and liabilities during the quarter.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at March 31, 2004 were $3,828,000 compared with $3,262,000 at December 31, 2003, and $448,000 on March 31, 2003. The majority of the non-accrual loans, and the increase in their balances from the year ago period, are related to two commercial loan relationships. Management is working closely with the borrowers to improve the Bank's collateral position and status of this loan. Management continues to have a good relationship with both borrowers.

     Loans on accrual status and past due 90 days or more at March 31, 2004 were $15,000 compared with $53,000 at December 31, 2003, and $214,000 on March 31,
2003. There were no loans classified as troubled debt restructurings on March 31, 2004, December 31, 2003 or March 31, 2003.


                                                 March 31        December 31      March 31
                                                    2004            2003             2003
                                                ----------       -----------     ----------
90 days past due                                  $    15          $   53          $  214
Non-accrual                                         3,828           3,262             448
OREO                                                  360             303              30
                                                  -------          ------          ------
Non-performing assets                             $ 4,203          $3,618          $  692
                                                  =======          ======          ======


     Total non-performing loans as a percentage of total loans were 0.95% at March 31, 2004, 0.86% at December 31, 2003, and 0.16% at March 31, 2003.

     Properties received due to loan foreclosures were $360,000 at March 31, 2004, $303,000 at December 31, 2003, and $30,000 at March 31, 2003.

     The gross amount of interest income that would have been recorded on non-accrual loans as of March 31, 2004, if all such loans had been accruing interest at the original contractual rate, was $31,000 for the three month period ending March 31, 2004. No interest payments were recorded as interest income during the reporting period for all such non-performing loans.

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

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 20.6 at March 31, 2004 and 19.1% at December 31, 2003. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 15% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $96,790,000 with $75,790,000 available at March 31, 2004. Should the Bank ever desire to increase their line of credit beyond the current 15% limit, the FHLB would allow borrowings of up to 40% of total assets once the bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as has access to the Federal Reserve Bank's discount window should a liquidity crisis occur. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $21,000,000 at March 31, 2004 and $21,000,000 at December 31, 2003. The Bank has eight fixed rate term borrowing contracts outstanding as of March 31, 2004, with the following final maturities:

                  Amount                Expiration Date
               -----------              ---------------
               $ 1,500,000                 July 2004
                 3,000,000                 July 2005
                 1,000,000                 July 2006
                 1,000,000                 July 2007
                 3,000,000                 June 2008
                 5,000,000                 August 2008
                 5,000,000                 April 2009
                 1,500,000                 March 2014
               -----------
               $21,000,000
               ===========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of March 31, 2004 and December 31, 2003 were commitments to extent credit and standby letters of credit only.

     Commitments to extend credit, which amounted to $115,316,000 at March
31, 2004 and $124,905,000 at December 31, 2003, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     As of March 31, 2004 there were two commitments to purchase securities in the amount of $982,000 when settled in April. No commitments to purchase securities existed on December 31, 2003.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At March 31, 2004 and December 31, 2003, the Bank had $3,672,000 and $3,477,000 respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     During the first quarter of 2004, the Corporation declared and paid a quarterly cash dividend of $.19 per share. The dividend totaled $1,072,000 and represented a 43.4% payout of first quarter 2004 net income.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2003, 250,000 shares between August 21, 2003 and August 19, 2004, and 250,000 shares between August 20, 2004 and August 17, 2004 The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 32,200 shares during the first quarter of 2004 and total 496,666 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of March 31, 2004 the Corporation had a ratio of 15.14% for Tier I and a ratio of 16.29% for total capital. At December 31, 2003 these ratios were 14.85% and 15.99%, respectively.


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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at March 31, 2004 and December 31, 2003 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

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

       2. Changes in securities, use of proceeds and issuer purchases or equity securities

                                             Issuer Purchases of Equity Securities
           --------------------------------------------------------------------------------------------------------
                                                                     Total Number of Shares     Maximum Number of
                                     Total Number     Average        Purchased as Part of       Shares that May Yet
                                     of Shares        Price Paid     Publicly Announced         Be Purchased Under
                                     Purchased        Per share      Program                    the Program
                                     ------------     ----------     ----------------------     -------------------
           January 1-31, 2004                 -             -                   -                    235,000

           February 1-29, 2004           16,000        $25.93              16,000                    219,000

           March 1-31, 2004              16,200         24.54              16,200                    202,800
                                         ------                            ------
                                         32,200        $25.23              32,200


                On August 19, 2003, the Corporation's board of directors authorized the repurchase of up to 250,000 shares of the Corporation's common stock between August 20, 2003 and August 17, 2004. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation.

       3.  Defaults upon senior securities
           None

       4.  Submission of matters to a vote of security holders
           None

       5.  Other information
           None

       6.  Exhibits and Reports on Form 8-K

           (a) Exhibits -

           11.   Refer to EPS calculation in the Notes to Financial Statements
           31.1  Section 302 Certification of Charles H. Majors, President and
                 CEO
           31.2 Section 302 Certification of James R. Jefferson, Assistant Treasurer (Interim CFO)
           32.1  Section 906 Certification of Charles H. Majors, President and
                 CEO
           32.2 Section 906 Certification of James R. Jefferson, Assistant Treasurer (Interim CFO)

           (b) Reports on Form 8-K -

           Form 8-K filed January 21, 2004 to announce the Corporation's year end and fourth quarter financial results.

           Form 8-K filed January 30, 2004 to announce the Corporation's investor presentation at the February 3, 2004 Southeast Super-Community Bank Conference.

           Form 8-K filed on March 19, 2004 to announce quarterly dividend of $0.19 per share.

           Form 8-K filed April 6, 2004 to announce the resignation of Brad E. Schwartz as the Corporation's Senior Vice President and Chief Financial Officer, as well as the Secretary to the Corporation.

           Form 8-K filed April 21, 2004 to announce the Corporation's first quarter 2004 financial results.

           Form 8-K filed April 27, 2004 to announce the election of directors at the Corporation's annual shareholders meeting and to announce the opening of a loan production office in Greensboro, North Carolina.

           Form 8-K filed on April 29, 2004 to announce Neal A. Petrovich appointment as Senior Vice President and Chief Financial Officer of the Corporation.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN NATIONAL BANKSHARES INC.




                                    /s/ Charles H. Majors
                                   -------------------------------------
                                   Charles H. Majors
Date - May 6, 2004                 President and Chief Executive Officer





                                   /s/ James R. Jefferson
                                   ---------------------------------------------
                                   James R. Jefferson
                                   Assistant Treasurer
Date - May 6, 2004                 (Interim Chief Financial Officer)