Form 10-Q
period 2004-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2004-07-30
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004.
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


     At July 30, 2004, the Corporation had 5,593,430 shares Common Stock outstanding, $1 par value.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2004
             and December 31, 2003..................................................3

           Consolidated Statements of Income for the three months
             ended June 30, 2004 and 2003...........................................4

           Consolidated Statements of Income for the six months
             ended June 30, 2004 and 2003...........................................5

           Consolidated Statements of Changes in Shareholders' Equity
             for the six months ended June 30, 2004 and 2003........................6

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 2004 and 2003...........................................7

           Notes to Consolidated Financial Statements...............................9

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations.............................................15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............25

  Item 4.  Controls and Procedures.................................................25

Part II.  Other Information........................................................26

SIGNATURES ........................................................................27

Exhibits...........................................................................28


                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                                 (In Thousands)
--------------------------------------------------------------------------------------------------------------





                                                                                (Unaudited)        (Audited)
                                                                                  June 30         December 31
                                                                                    2004              2003
                                                                                ------------     -------------
ASSETS
Cash and due from banks.........................................................$   14,829       $   16,236
Interest-bearing deposits in other banks........................................     1,097            1,652

Securities available for sale, at fair value....................................   180,052          171,376
Securities held to maturity (market value of $20,371 at
  June 30, 2004 and $37,455 at December 31, 2003)...............................    19,528           36,103
                                                                                -----------      -----------
                                                                                   199,580          207,479
                                                                                -----------      -----------

Loans held for sale.............................................................     1,059              560

Loans, net of unearned income ..................................................   400,613          406,245
Less allowance for loan losses..................................................    (5,457)          (5,292)
                                                                                -----------      -----------
  Net loans.....................................................................   395,156          400,953
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $12,297 in 2004 and $11,807 in 2003...........................     7,710            7,718
Core deposit intangibles, net...................................................       709              934
Accrued interest receivable and other assets....................................    10,431            8,770
                                                                                -----------      -----------
  Total assets..................................................................$  630,571       $  644,302
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   75,121       $   71,027
  Demand deposits -- interest bearing...........................................    71,071           69,053
  Money market deposits.........................................................    50,434           59,251
  Savings deposits..............................................................    84,393           83,031
  Time deposits.................................................................   203,878          219,326
                                                                                -----------      -----------
  Total deposits................................................................   484,897          501,688
                                                                                -----------      -----------

  Repurchase agreements.........................................................    47,911           47,035
  FHLB borrowings...............................................................    23,763           21,000
  Accrued interest payable and other liabilities................................     3,341            2,648
                                                                                -----------      -----------
  Total liabilities.............................................................   559,912          572,371
                                                                                -----------      -----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -                -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,593,430 shares outstanding at June 30, 2004
    and 5,660,419 shares outstanding at December 31, 2003.......................    5,593            5,660
  Capital in excess of par value................................................    9,446            9,437
  Retained earnings.............................................................   56,620           55,538
  Accumulated other comprehensive income (loss), net............................   (1,000)           1,296
                                                                                ----------       ----------
  Total shareholders' equity....................................................   70,659           71,931
                                                                                ----------       ----------
  Total liabilities and shareholders' equity....................................$ 630,571        $ 644,302
                                                                                ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                        3

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   5,572      $   6,508
  Interest on deposits in other banks...........................................       13             11
  Income on securities:
    Federal agencies............................................................      835            511
    Mortgage-backed.............................................................      233            385
    State and municipal.........................................................      525            515
    Other.......................................................................      232            305
                                                                                ----------     ----------
    Total interest income.......................................................    7,410          8,235
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       61             61
    Money market................................................................       92            125
    Savings.....................................................................      104            212
    Time........................................................................    1,233          1,677
  Interest on repurchase agreements.............................................      124            135
  Interest on other borrowings..................................................      250            248
                                                                                ----------     ----------
    Total interest expense......................................................    1,864          2,458
                                                                                ----------     ----------
Net Interest Income.............................................................    5,546          5,777
Provision for Loan Losses.......................................................      255            255
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,291          5,522
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      743            647
  Service charges on deposit accounts...........................................      631            541
  Other fees and commissions....................................................      222            210
  Mortgage banking income.......................................................      211            150
  Securities gains (losses), net................................................       14              1
  Other.........................................................................      224             66
                                                                                ----------     ----------
    Total non-interest income...................................................    2,045          1,615
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,846          1,754
  Pension and other employee benefits...........................................      412            522
  Occupancy and equipment.......................................................      647            640
  Core deposit intangible amortization .........................................      113            113
  Other.........................................................................      931            853
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,949          3,882
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,387          3,255
Income Tax Provision............................................................      963            947
                                                                                ----------     ----------
Net Income......................................................................$   2,424      $   2,308
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .43      $     .40
Diluted.........................................................................$     .43      $     .40
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,610,462      5,718,821
Diluted.........................................................................5,657,721      5,776,591
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                        4


                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                         June 30
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  11,313      $  13,067
  Interest on deposits in other banks...........................................       44             36
  Income on securities:
    Federal agencies............................................................    1,657          1,060
    Mortgage-backed.............................................................      466            839
    State and municipal.........................................................    1,037            984
    Other.......................................................................      474            651
                                                                                ----------     ----------
    Total interest income.......................................................   14,991         16,637
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      120            129
    Money market................................................................      194            264
    Savings.....................................................................      213            437
    Time........................................................................    2,560          3,397
  Interest on repurchase agreements.............................................      251            260
  Interest on other borrowings..................................................      491            490
                                                                                ----------     ----------
    Total interest expense......................................................    3,829          4,977
                                                                                ----------     ----------
Net Interest Income.............................................................   11,162         11,660
Provision for Loan Losses.......................................................      470            495
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   10,692         11,165
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    1,471          1,253
  Service charges on deposit accounts...........................................    1,205            964
  Other fees and commissions....................................................      468            438
  Mortgage banking income.......................................................      344            278
  Securities gains (losses), net................................................      119              3
  Other.........................................................................      291            141
                                                                                ----------     ----------
    Total non-interest income...................................................    3,898          3,077
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    3,614          3,475
  Pension and other employee benefits...........................................      834            970
  Occupancy and equipment.......................................................    1,264          1,281
  Core deposit intangible amortization .........................................      225            225
  Other.........................................................................    1,813          1,740
                                                                                ----------     ----------
    Total non-interest expense..................................................    7,750          7,691
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    6,840          6,551
Income Tax Provision............................................................    1,946          1,909
                                                                                ----------     ----------
Net Income......................................................................$   4,894      $   4,642
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .87      $     .81
Diluted.........................................................................$     .86      $     .80
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,629,370      5,737,354
Diluted.........................................................................5,681,795      5,796,769
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                        5

           Consolidated Statements of Changes in Shareholders' Equity
                American National Bankshares Inc. and Subsidiary
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings     Income (Loss)     Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2002...................... 5,780,816   $     5,781   $     9,571   $     53,093   $       2,291  $     70,736

Net income......................................         -             -             -          4,642               -         4,642

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(247)......         -             -             -              -            (477)
                                                                                                        --------------
  Other comprehensive income....................                                                                 (477)         (477)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              4,165

Stock repurchased and retired...................  (100,000)         (100)         (165)        (2,221)              -        (2,486)

Stock options exercised.........................        93             -             1              -               -             1

Cash dividends paid.............................         -             -             -         (2,118)              -        (2,118)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, June 30, 2003.......................... 5,680,909   $     5,681   $     9,407   $     53,396   $       1,814  $     70,298
                                                ===========  ============  ============= =============  ============== =============

Balance, December 31, 2003...................... 5,660,419   $     5,660   $     9,437   $     55,538   $       1,296  $     71,931

Net income......................................         -             -             -          4,894               -         4,894

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(1,154)....         -             -             -              -          (2,240)

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net
  of tax $(29)..................................         -             -             -              -             (56)
                                                                                                        --------------
  Other comprehensive income....................                                                               (2,296)       (2,296)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              2,598

Stock repurchased and retired...................   (75,568)          (76)         (126)        (1,621)              -        (1,823)

Stock options exercised.........................     8,579             9           135              -               -           144

Cash dividends paid.............................         -             -             -         (2,191)              -        (2,191)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, June 30, 2004.......................... 5,593,430   $     5,593   $     9,446   $     56,620   $      (1,000) $     70,659
                                                ===========  ============  ============= =============  ============== =============


The accompanying notes are an integral part of the consolidated financial statements.


                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                        June 30
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   4,894      $   4,642
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses.....................................................      470            495
  Depreciation..................................................................      490            582
  Core deposit intangible amortization..........................................      225            225
  Amortization (accretion) of bond premiums and discounts, net..................      390            471
  Gain on sale or call of securities............................................     (119)            (3)
  Gain on loans held for sale...................................................     (263)          (278)
  Proceeds from sales of loans held for sale....................................   13,223         14,044
  Originations of loans held for sale...........................................  (13,459)       (14,587)
  Loss on sale of real estate owned.............................................       14              -
  Gain on sale of premises and equipment........................................     (150)             -
  Deferred income taxes (benefit) provision.....................................     (109)             7
  Increase in interest receivable...............................................       (4)          (651)
  Increase in other assets......................................................     (417)          (877)
  Decrease in interest payable..................................................     (114)          (102)
  Increase (decrease) in other liabilities......................................      807            (35)
                                                                                ----------     ----------
  Net cash provided by operating activities.....................................    5,878          3,933
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from sales of securities available for sale..........................    4,567              -
  Proceeds from maturities and calls of securities available for sale...........   40,266         37,067
  Proceeds from maturities and calls of securities held to maturity.............   16,591          2,677
  Purchases of securities available for sale....................................  (57,275)       (41,766)
  Net decrease (increase) in loans..............................................    5,167        (26,464)
  Proceeds from sale of bank property and equipment.............................      205              -
  Purchases of bank property and equipment......................................     (537)          (345)
  Proceeds from sales of other real estate owned................................      198              -
                                                                                ----------     ----------
  Net cash provided by (used in) investing activities...........................    9,182        (28,831)
                                                                                ----------     ----------

                            (Continued on next page)

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                        June 30
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Financing Activities:
  Net (decrease) increase in demand, money market,
    and savings deposits........................................................   (1,343)         6,560
  Net (decrease) increase in time deposits......................................  (15,448)        10,049
  Net increase in repurchase agreements.........................................      876          9,907
  Net increase (decrease) in FHLB borrowings....................................    2,763           (500)
  Cash dividends paid...........................................................   (2,191)        (2,118)
  Repurchase of stock...........................................................   (1,823)        (2,486)
  Proceeds from exercise of stock options.......................................      144              1
                                                                                ----------     ----------
  Net cash (used in) provided by financing activities...........................  (17,022)        21,413
                                                                                ----------     ----------

Net (Decrease) in Cash and Cash Equivalents.....................................   (1,962)        (3,485)

Cash and Cash Equivalents at Beginning of Period................................   17,888         23,477
                                                                                ----------     ----------

Cash and Cash Equivalents at End of Period......................................$  15,926      $  19,992
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.......................................................$  14,829      $  12,039
  Interest-bearing deposits in other banks......................................    1,097          7,953
                                                                                ----------     ----------
                                                                                $  15,926      $  19,992
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   3,943      $   5,080
  Income taxes paid.............................................................$   1,726      $   1,718
  Transfer of loans to other real estate owned..................................$     160      $      94
  Unrealized loss on securities available for sale..............................$  (3,479)     $    (724)

The accompanying notes are an integral part of the consolidated financial statements.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly American National Bankshares' financial position as of June 30, 2004; the consolidated statements of income for the three and six months ended June 30, 2004 and 2003; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2004 and 2003; and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. ("the Corporation") and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.

2. STOCK BASED COMPENSATION

     As of June 30, 2004 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three month periods ended June 30, 2004, and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                                  Six Months Ended
                                                                         June 30
                                                             -----------------------
                                                                 2004        2003
                                                               --------    --------
(Dollars in thousands except per share amounts)

Net income, as reported                                        $ 4,894     $ 4,642

Deduct: total stock-based employee compensation
expense determined based on fair value method of awards           (141)        (54)
                                                               --------    --------
Pro forma net income                                           $ 4,753     $ 4,588
                                                               ========    ========

Basic earnings per share:
As reported                                                    $   .87     $   .81
Pro forma                                                      $   .85     $   .80

Diluted earning per share:
As reported                                                    $   .86     $   .80
Pro Forma                                                      $   .84     $   .79


     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2003, respectively: price volatility of 33.76% and 34.79%; risk-free interest rates of 3.90% and 2.34%, expected dividend yields of 3.00%, and expected lives of 5 years. There were 5,000 grants in the second quarter of 2004.

3. SECURITIES

     The amortized cost and estimated fair value of debt and equity securities at June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                                            June 30, 2004
                                                  ---------------------------------------------------------------------
                                                    Amortized         Unrealized        Unrealized         Estimated
                                                      Cost              Gains             Losses           Fair Value
                                                  -------------    ---------------    --------------     --------------
Securities held to maturity:
  Federal agencies                                  $   1,999          $     48           $      -         $    2,047
  Mortgage-backed                                         896                39                  -                935
  State and municipal                                  16,633               759                  3             17,389
                                                    ---------          --------           --------          ---------
Total securities held to maturity                      19,528               846                  3             20,371
                                                    ---------          --------           --------          ---------

Securities available for sale:
  Federal agencies                                    102,022               147              1,212            100,957
  Mortgage-backed                                      23,144               356                225             23,275
  State and municipal                                  36,095               480                596             35,979
  Corporate bonds                                      13,373               471                 96             13,748
  Restricted stock:
    FHLBA stock                                         1,645                 -                  -              1,645
    Federal Reserve stock                                 363                 -                  -                363
    Other securities                                    4,925                 -                840              4,085
                                                    ---------          --------           --------          ---------
Total securities available for sale                   181,567             1,454              2,969            180,052
                                                    ---------          --------           --------          ---------
Total securities                                    $ 201,095           $ 2,300           $  2,972          $ 200,423
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
                                                    =========          ========           ========          =========

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004.

                                    Less than 12 Months              12 Months or More                    Total
                                  ------------------------       -----------------------          -----------------------
                                    Fair        Unrealized          Fair       Unrealized           Fair       Unrealized
                                    Value          Loss             Value         Loss              Value          Loss
                                  --------      ----------       ---------     ----------         --------     ----------
     Federal agencies             $ 68,931       $ 1,071         $   8,869      $    141          $ 77,800      $ 1,212
     Mortgage-backed                12,399           204             1,738            21            14,137          225
     State and municipal            23,181           582               188            17            23,369          599
     Corporate bonds                 2,452            96                 -             -             2,452           96
     Preferred stock                     -             -             3,660           840             3,660          840
                                  --------       -------         ---------      --------          --------      -------
       Total                      $106,963       $ 1,953         $  14,455      $  1,019          $121,418      $ 2,972
                                  ========       =======         =========      ========          ========      =======

     The unrealized loss position is considered temporary and is due to the general decline in interest rates.The unrealized loss of these securities is based solely on interest rate changes and not due to credit rating changes. Those issues in an unrealized loss position for more than 12 months consist primarily of $4,500,000 in preferred stocks. These are a $2,000,000 FHLMC preferred 1.66% where the interest rate adjusts every 2 years based on 2 year Treasury plus 10 basis points with a maximum rate of 11.0%; and $2,500,000 FNMA preferred 3.54% where the interest rate adjusts every 2 years based on 2 year Treasury less 16 basis points with a maximum rate of 11.0%. 70% of the dividends on these issues are tax exempt. Management intends to hold these until maturity.

4.   LOANS

     Outstanding loans, excluding loans held for sale, were composed of the following (in thousands):

                                                                            June 30                  December 31
                                                                              2004                       2003
                                                                          ------------               -----------
Real Estate loans
  Construction and land development                                          $  16,610                 $  12,790
  Secured by farmland                                                            3,173                     3,430
  Secured by 1-4 family residential properties                                 137,635                   136,229
  Secured by multi-family residential properties                                 9,320                     6,801
  Secured by nonfarm, nonresidential properties                                131,104                   126,164
Loans to farmers                                                                 2,251                     1,618
Commercial and industrial loans                                                 78,647                    91,419
Consumer loans                                                                  17,571                    23,581
Loans for nonrated industrial development obligations                            4,142                     4,077
Deposit overdrafts                                                                 160                       136
                                                                             ---------                 ---------
Loans, net of unearned income                                                $ 400,613                 $ 406,245
                                                                             =========                 =========


5. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the six months ended June 30 was as follows (in thousands):

                                              June 30           June 30
                                                2004              2003
                                            -------------     -------------
Balance, January 1                             $ 5,292           $ 5,622
Provisions charged against income                  470               495
Recoveries of loans charged off                    114               160
Loans charged off                                 (419)             (286)
                                               --------          --------
Balance at end of period                       $ 5,457           $ 5,991
                                               ========          ========

6. EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                                  Three Months Ended
                                                                         June 30
                                                  -------------------------------------------------
                                                            2004                       2003
                                                  ----------------------      ---------------------
                                                                  Per                        Per
                                                                  Share                      Share
                                                      Shares      Amount        Shares       Amount
                                                    ---------     ------      ---------      ------
Basic earnings per share                            5,610,462     $  .43      5,718,821      $  .40
Effect of dilutive securities, stock options           47,259          -         57,770           -
                                                    ---------     ------      ---------      ------
Diluted earnings per share                          5,657,721     $  .43      5,776,591      $  .40
                                                    =========     ======      =========      ======


                                                                  Six Months Ended
                                                                       June 30
                                                  -------------------------------------------------
                                                            2004                       2003
                                                  ----------------------      ---------------------
                                                                  Per                        Per
                                                                  Share                      Share
                                                      Shares      Amount        Shares       Amount
                                                    ---------     ------      ---------      ------
Basic earnings per share                            5,629,370     $  .87      5,737,354      $  .81
Effect of dilutive securities, stock options           52,425       (.01)        59,415        (.01)
                                                    ---------     ------      ---------      ------
Diluted earnings per share                          5,681,795     $  .86      5,796,769      $  .80
                                                    =========     ======      =========      ======


7. DEFINED BENEFIT PLAN

     Components of Net Period Benefit Cost (in thousands)

                                                         Six Months Ended
                                                              June 30
                                                        -------------------
                                                          2004        2003
                                                        -------     -------
     Service cost                                       $  216      $  189
     Interest cost                                         180         165
     Expected return on plan assets                       (226)       (145)
     Amortization of prior service cost                    (11)        (11)
     Amortization of net obligation at transition            -          (2)
     Amortization of the net (gain) loss                    41          62
                                                        -------     -------
     Net periodic benefits cost                         $  200      $  258
                                                        =======     =======

     During the six months ended June 30, 2004, $357,000 in contributions were made. The Corporation plans no additional contributions for the year ending December 31, 2004.

8. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", reportable segments include community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses. All assets and liabilities of the Bank are allocated to community banking. Investment income from fixed income investments is another major source of income. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets and liabilities and operating results of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp., are included in the community banking segment.

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

     Unaudited segment information for the three and six month periods ended June 30, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                Three Months Ended June 30, 2004
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,410       $      -       $   22         $   (22)        $  7,410
Interest expense                                  1,864              -           22             (22)           1,864
Non-interest income - external customers          1,041            743          261               -            2,045
Non-interest income - internal customers              -             12            -             (12)               -
Income before income tax provision                2,959            378           50               -            3,387
Depreciation and amortization                       352              6            1               -              359
Total assets                                    629,716              -        2,513          (1,658)         630,571
Capital expenditures                                138              9            -               -              147

                                                                Three Months Ended June 30, 2003
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations         Total
                                               ---------      ----------      ------      ------------       --------
Interest income                                $  8,235       $      -        $   13         $   (13)        $  8,235
Interest expense                                  2,458              -            13             (13)           2,458
Non-interest income - external customers            772            647           196               -            1,615
Non-interest income - internal customers              -             12             -             (12)               -
Income before income tax provision                2,911            315            29               -            3,255
Depreciation and amortization                       397              6             1               -              404
Total assets                                    629,189              -         3,392          (1,281)         631,300
Capital expenditures                                239              -             -               -              239



                                                                Six Months Ended June 30, 2004
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $ 14,991       $      -        $  30         $   (30)        $ 14,991
Interest expense                                  3,829              -           30             (30)           3,829
Non-interest income - external customers          1,956          1,471          471               -            3,898
Non-interest income - internal customers              -             24            -             (24)               -
Income before income tax  provision               5,994            811           35               -            6,840
Depreciation and amortization                       701             11            3               -              715
Total assets                                    629,716              -        2,513          (1,658)         630,571
Capital expenditures                                508             29            -               -              537

                                                                Six Months Ended June 30, 2003
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations         Total
                                               ---------      ----------      ------      ------------       --------
Interest income                                $ 16,637       $      -        $   24         $   (24)        $ 16,637
Interest expense                                  4,977              -            24             (24)           4,977
Non-interest income - external customers          1,443          1,253           381               -            3,077
Non-interest income - internal customers              -             24             -             (24)               -
Income before income tax provision                5,893            614            44               -            6,551
Depreciation and amortization                       792             12             3               -              807
Total assets                                    629,189              -         3,392          (1,281)         631,300
Capital expenditures                                342              3             -               -              345


ITEM 2.


                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on important factors affecting the Corporation's financial condition and results of operations. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o Plant closings or layoffs in the Bank's primary market area could occur, which could negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o    Changes in interest rates could increase or reduce income.
o    Competitive pressures among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.

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

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market, and the loan balance.

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

     The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

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

                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first six months of 2004 was $4,894,000, an increase of 5.4% over the $4,642,000 earned during the same period of 2003. On a basic and diluted per share basis, net earnings totaled $0.87 and $0.86, respectively, for the first six months of 2004. This compared favorably to the basic and diluted earnings per share of $0.81 and $0.80, respectively, recorded for the first six months of 2003. Both earnings per share measurement increases were due to an increase in non-interest income which more than offset a decline in net interest income, combined with a lower number of shares outstanding due to stock repurchases under the Corporation's stock repurchase program.

     On an annualized basis, return on average total assets was 1.53% for the first six months of 2004 compared to 1.52% for the same period in 2003. Annualized return on average common shareholders' equity was 13.57% and 13.18% for the first six months of 2004 and 2003, respectively.

     The Corporation's net income for the second quarter of 2004 was $2,424,000, an increase of 5.0% over the $2,308,000 earned during the same period of 2003. The earnings improvement is attributable to increases in non-interest income and control of non-interest expense. On a basic and diluted per share basis, net earnings totaled $0.43 for the second quarter of 2004, which was a 7.5% increase over the $0.40 earned for the same period of 2003. On an annualized basis, return on average total assets was 1.52% for the second quarter of 2004 compared to 1.49% for the same period in 2003. Return on average common shareholders' equity was 13.51% and 13.14% for the second quarter of 2004 and 2003, respectively.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $11,712,000 for the six month period ending June 30, 2004 compared to $12,174,000 for the same period of 2003, a decline of 3.8% or $462,000. The interest rate spread decreased to 3.51% from 3.76%, while the net interest margin (yield on earning assets) decreased to 3.82% from 4.15% for the first six months of 2004 compared to the same period of 2003.

     Yields on earning assets declined due primarily to reductions in general market interest rates. These reductions lowered the rates on existing variable rate loans, new loans originated, and new securities purchased. Interest-bearing liability costs declined at a slower pace than interest-earning assets as many liability accounts were priced at what management considers "floor" rates of between one percent and two tenths of one percent.

     Average year-to-date interest-earning assets increased 4.7% or $27,513,000 while average interest-bearing liabilities grew 3.3%, or $15,605,000 between June 30, 2004 and June 30, 2003. During this time, low cost non-interest bearing demand deposit growth and growth in shareholder's equity funded the difference between earning asset growth and interest-bearing deposit growth. The funding mix continued to shift to lower cost transaction accounts including savings accounts, interest-bearing demand deposits, non-interest bearing demand deposits, and retail repurchase agreements.

     During the first six months of 2004, the Federal Reserve held interest rates unchanged. These historically low rates kept the prime lending rate at 4.00% during the six months ending June 30, 2004, which was lower than the 4.25% prime lending rate that was in effect during most of the six month period in 2003. On June 30, 2004, the Federal Reserve Bank's Financial Open Market Committee raised the benchmark federal funds rate 25 basis points to 1.25%. This increase did not affect our interest income in the current period but will in future periods. Many of the Corporation's assets reprice at the prime lending rate or at a rate based on the rates on U.S. Treasury securities.

     When comparing the second quarter of 2004 to the first quarter of 2004, the interest rate spread and net interest margin declined slightly. The interest rate spread declined from 3.52% in the first quarter of 2004 to 3.49% during the second quarter of 2004. The net interest margin declined from 3.84% in the first quarter of 2004 to 3.80% during the second quarter of 2004. These declines were due to loans and investment security portfolio yields declining at a faster pace than the cost of interest bearing liabilities.

     The following tables demonstrate fluctuations in net interest income and the related yields for the three and six month periods of 2004 compared to similar prior year periods. Net interest income is on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis or when the loan returns to accrual status (in thousands, except rates):

                 Net Interest Income and Rate / Volume Analysis
                For the Three Months Ended June 30, 2004 and 2003

                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2004           2003           2004           2003         2004         2003
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $  94,014      $ 123,046      $   1,237      $  1,753         5.26%        5.70%
  Real Estate                           293,191        275,880          3,937         4,138         5.37         6.00
  Consumer                               18,512         28,454            424           644         9.16         9.05
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           405,717        427,380          5,598         6,535         5.52         6.12
                                      ----------     ----------     ----------     ---------     --------     --------

Securities:
  Federal agencies                      105,592         60,260            835           511         3.16         3.39
  Mortgage-backed                        22,139         36,271            233           385         4.21         4.25
  State and municipal                    52,635         43,480            769           750         5.84         6.90
  Other                                  20,765         23,175            238           316         4.58         5.45
                                      ----------     ----------     ----------     ---------     --------     --------
  Total securities                      201,131        163,186          2,075         1,962         4.13         4.81
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   5,570          3,970             13            11          .93         1.11
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         612,418        594,536          7,686         8,508         5.02         5.72
                                                                    ----------     ---------     --------     --------
Non-earning assets                       25,472         25,950
                                      ----------     ----------
  Total assets                        $ 637,890      $ 620,486
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  72,794      $  62,118             61            61          .34          .39
  Money market                           51,965         44,481             92           125          .71         1.12
  Savings                                83,847         81,273            104           212          .50         1.04
  Time                                  208,766        232,932          1,233         1,677         2.36         2.88
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       417,372        420,804          1,490         2,075         1.43         1.97

Repurchase agreements                    47,980         39,489            124           135         1.03         1.37
Other borrowings                         22,222         22,426            250           248         4.50         4.42
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         487,574        482,719          1,864         2,458         1.53         2.04
                                                                    ----------     ---------     ---------    --------

Demand deposits                          75,664         63,912
Other liabilities                         2,897          3,587
Shareholders' equity                     71,755         70,268
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 637,890      $ 620,486
                                      ==========     ==========

Interest rate spread                                                                                3.49%        3.68%
                                                                                                 ========     ========

Net interest margin                                                                                 3.80%        4.07%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                    5,822         6,050

Less:  Taxable equivalent adjustment                                      276           273
                                                                    ----------     ---------
Net interest income - per GAPP                                      $   5,546      $  5,777
                                                                    ==========     =========


                 Net Interest Income and Rate / Volume Analysis
                 For the Six Months Ended June 30, 2004 and 2003

                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2004           2003           2004           2003         2004         2003
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 109,962      $ 122,157      $   2,696      $  3,651         4.90%        5.98%
  Real Estate                           276,843        267,206          7,752         8,126         5.60         6.08
  Consumer                               20,076         29,607            916         1,341         9.13         9.06
                                      ----------     ----------     ----------     ---------     --------     --------
  Total loans                           406,881        418,970         11,364        13,118         5.59         6.26
                                      ----------     ----------     ----------     ---------     --------     --------

Securities:
  Federal agencies                      103,859         59,331          1,657         1,060         3.19         3.57
  Mortgage-backed                        21,131         35,778            466           839         4.41         4.69
  State and municipal                    51,523         41,560          1,519         1,419         5.90         6.83
  Other                                  20,336         23,991            491           679         4.83         5.66
                                      ----------     ----------     ----------     ---------     --------     --------
  Total securities                      196,849        160,660          4,133         3,997         4.20         4.98
                                      ----------     ----------     ----------     ---------     --------     --------

Deposits in other banks                   9,829          6,416             44            36          .90         1.12
                                      ----------     ----------     ----------     ---------     --------     --------

  Total interest-earning assets         613,559        586,046         15,541        17,151         5.07         5.85
                                                                    ----------     ---------     --------     --------
Non-earning assets                       25,797         26,072
                                      ----------     ----------
  Total assets                        $ 639,356      $ 612,118
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  71,724      $  62,367            120           129          .33          .41
  Money market                           53,146         45,465            194           264          .73         1.16
  Savings                                83,802         78,747            213           437          .51         1.11
  Time                                  212,423        230,204          2,560         3,397         2.41         2.95
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing deposits       421,095        416,783          3,087         4,227         1.47         2.03

Repurchase agreements                    48,628         37,065            251           260         1.03         1.40
Other borrowings                         21,819         22,089            491           490         4.50         4.44
                                      ----------     ----------     ----------     ---------     --------     --------
  Total interest-bearing
    liabilities                         491,542        475,937          3,829         4,977         1.56         2.09
                                                                    ----------     ---------     ---------    --------

Demand deposits                          73,146         62,379
Other liabilities                         2,563          3,388
Shareholders' equity                     72,105         70,414
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 639,356      $ 612,118
                                      ==========     ==========

Interest rate spread                                                                                3.51%        3.76%
                                                                                                 ========     ========

Net interest margin                                                                                 3.82%        4.15%
                                                                                                 =========    ========

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                   11,712        12,174

Less:  Taxable equivalent adjustment                                      550           514
                                                                    ----------     ---------
Net interest income - per GAPP                                      $  11,162      $ 11,660
                                                                    ==========     =========


PROVISION AND RESERVE FOR LOAN LOSSES

     The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The Bank's Credit Committee has responsibility for determining the level of the allowance for loan losses, subject to the review of the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits including impaired loans, the Bank's loan "Watch" list, and national and local economic conditions.

     The provision for loan losses was $470,000 for the first six months of 2004 versus $495,000 for the same period in 2003. Net charged off loans were $305,000 for the first six months of 2004 versus $126,000 for the same period in 2003. The annualized ratio of net charge-offs to average outstanding loans was .15% in 2004 and .06% in 2003.

     The reserve for loan losses totaled $5,457,000 at June 30, 2004, an increase of 3.1% over the $5,292,000 recorded at December 31, 2003. The ratio of reserves to loans, less unearned discount, was 1.36% at June 30, 2004 versus 1.30% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at June 30, 2004. More information regarding loan quality is provided in the Asset Quality section.

NON-INTEREST INCOME

     Non-interest income for the three months ended June 30, 2004, was $2,045,000, an increase of 26.6% from $1,615,000 reported in the same period of 2003. Trust and investment services income increased 14.8% due to higher trust values, new accounts, and increased management fees. Service charges on deposit accounts grew 16.6% or $90,000 with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 40.7% or $61,000 due to strong demand for mortgage refinancing, and other income increased 239.3% due to a $150,000 gain on the sale of a branch office which had not been in operation for several years.

     Non-interest income for the first six months of 2004 was $3,898,000, an increase of 26.7% from the $3,077,000 reported in the same period of 2003. The comparative increase was due to increases in trust and investment services income, service charges on deposit accounts, mortgage banking income, gains on the sale/call of securities, and the gain on the sale of the branch office.

     Trust and investment services income of $1,471,000 during the first six months of 2004 was up 17.4% compared to the same period in 2003 due to growth in new trust business, increased management fees, and improvements in the market value of the assets under management. The Bank's trust division manages accounts whose market values approximated $351,000,000 at June 30, 2004, up from $314,000,000 at June 30, 2003.

     Service charges on deposit accounts grew 25.0% or $241,000 in the first six months of 2004 when compared to the same period in 2003, with the majority of the increase due to a new consumer overdraft management product. Mortgage banking revenue increased 23.7% or $66,000 in the first six months of 2004 when compared to the same period in 2003 due to strong demand for mortgage refinancing. Mortgage banking revenue has been positively impacted by the low interest rate environment, which resulted in significant refinance activity. As interest rates increase, refinance activity is expected to decline.

NON-INTEREST EXPENSE

     Non-interest expense for the three months ended June 30, 2004 was $3,949,000, an increase of 1.7% from the $3,882,000 reported for the same period of 2003. Salary expense increased 5.2% while pension and other employee benefits decreased 21.1% to $412,000. Benefits expense declined due to a reduction in employee health care costs because of lower claims experience and reduced pension funding.

     Non-interest expense for the first six months of 2004 was $7,750,000, a 0.8% increase from the $7,691,000 reported for the same period last year. Salary expense increased 4.0% to $3,614,000 while pension and other employee benefits decreased 14.0% to $834,000. The salary increase is due to general salary increases. As mentioned above, benefits expense declined due to a reduction in employee health care costs because of lower claims experience and reduced pension funding.

     Core deposit intangible amortization of $225,000 for the first six months of 2004 and 2003 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 50.48% and 50.44% for the six months ended June 30, 2004 and 2003, respectively. A lower efficiency ratio generally indicates better expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 55% range while the majority of the industry remains at higher levels.

INCOME TAX PROVISION

     The income tax provision for the first six months of 2004 was $1,946,000, an increase of $37,000 from the $1,909,000 reported a year earlier. The effective tax rate for the first six months of 2004 was 28.5% compared to 29.1% for the same period of 2003.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Loans declined $5,632,000, or 1.4% from December 31, 2003 to June 30, 2004 due primarily to strong competition in the market. Demand deposits increased $6,112,000, or 4.4% and savings deposits increased $1,362,000, or 1.6%. Money market deposits declined $8,817,000, or 14.9%. One large money market customer maintained a balance of $12,735,000 on December 31, 2003 and closed their account in May 2004 due to the sale of their business. Excluding this one account, money market deposits would have increased $3,918,000. Time deposits declined $15,448,000 due in large part to high rates of interest for certificates of deposit offered by competitors. During the first half of 2004, the Bank chose not to be aggressive in its certificate of deposit pricing, instead focusing on growth in low cost deposits. The Bank will continue to focus on growing low cost deposits through its business development efforts aimed at expanding customer relationships.

ASSET QUALITY

     Non-performing loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Loans in a non-accrual status at June 30, 2004 were $4,088,000 compared with $3,262,000 at December 31, 2003, and $2,607,000 on June 30, 2003. The majority of the non-accrual loans, and the increase in their balances from the year ago period, are related to two commercial loan relationships. Management is working closely with the borrowers to improve the Bank's collateral position and status of these loans.

     There were no loans classified as troubled debt restructurings on June 30, 2004, December 31, 2003 or June 30, 2003. The following table summarizes non-performing assets:

                                                  June 30        December 31      June 30
                                                    2004            2003            2003
                                                ----------       -----------     ----------
90 days past due                                  $     -          $   53         $   285
Non-accrual                                         4,088           3,262           2,607
OREO                                                  251             303             124
                                                  -------          ------         -------
Non-performing assets                             $ 4,339          $3,618         $ 3,016
                                                  =======          ======         =======


     Total non-performing loans as a percentage of total loans were 1.02% at June 30, 2004, 0.81% at December 31, 2003, and 0.67% at June 30, 2003.

     Properties received due to loan foreclosures ("OREO") totaled $251,000 at June 30, 2004, $303,000 at December 31, 2003, and $124,000 at June 30, 2003.

     The gross amount of interest income that would have been recorded on non-accrual loans as of June 30, 2004, if all such loans had been accruing interest at the original contractual rate, was $94,000 for the six month period ending June 30, 2004. $23,000 of interest payments received on one non-accrual loan was recorded as interest income during the six months ended June 30, 2004. No other interest payments on non-accrual loans were recorded as interest income during that reporting period.

     The Bank has a commercial real estate loan in the amount of $3,004,000 from a textile manufacturer who filed for reorganization under Chapter 11 of the Bankruptcy Code on March 31, 2004. In conjunction with the filing, the borrower has secured debtor-in-possession financing from its primary lender. Under the current court order, the borrower is to make monthly interest payments to the Bank from the date of the filing, and such payments are current. The loan is secured by a first deed of trust on a commercial property recently appraised for an amount sufficiently exceeding the loan balance.

LIQUIDITY

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided generally from loan payments, increases in deposits, lines of credit from two correspondent banks and two federal agency banks, and a structured maturity schedule of investments. Additionally, all securities classified as available for sale are eligible to satisfy liquidity needs. Management believes these factors provide sufficient and timely liquidity for the foreseeable future.

     Management also takes into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

     The Corporation's net liquid assets, which includes cash and due from banks, unpledged government securities, unpledged other securities with remaining maturities of less than two years, less the Bank's reserve requirement, to net liabilities ratio was 19.7% at June 30, 2004 and 21.9% at December 31, 2003. Both of these ratios reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 30% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $188,999,000 with $165,237,000 available at June 30, 2004. Should the Bank ever desire to increase their line of credit beyond the current 30% limit, the FHLB would allow borrowings of up to 40% of total assets once the Bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, and has access to the Federal Reserve Bank's discount window. The Bank has not used these facilities in the past year and considers these as backup sources of funds.

     Borrowings outstanding under the FHLB line of credit were $23,763,000 at June 30, 2004 and $21,000,000 at December 31, 2003. The Bank utilizes various borrowing plans to take advantage of short term and long term funding needs. As of June 30, 2004, $2,800,000 was outstanding in a daily rate credit plan for short term purposes. The Bank also has eight fixed rate term borrowing contracts outstanding with the following final maturities:

                 Amount                Expiration Date
               -----------              ---------------
               $ 1,500,000                 July 2004
                 3,000,000                 July 2005
                 1,000,000                 July 2006
                 1,000,000                 July 2007
                 3,000,000                 June 2008
                 5,000,000                 August 2008
                 5,000,000                 April 2009
                 1,462,500                 March 2014
               -----------
               $20,962,500
               ===========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of June 30, 2004 and December 31, 2003 were commitments to extent credit and standby letters of credit only.

     Commitments to extend credit, which amounted to $111,930,000 at June
30, 2004 and $124,905,000 at December 31, 2003, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements.

     As of June 30, 2004 and December 31, 2003, there were no commitments outstanding to purchase securities.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At June 30, 2004 and December 31, 2003, the Bank had $3,559,000 and $3,477,000, respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     During the second quarter of 2004, the Corporation declared and paid a quarterly cash dividend of $.20 per share. The dividend totaled $1,119,000 and represented a 46.2% payout of second quarter 2004 net income.

     The Corporation's Board of Directors authorized the repurchase of up to 300,000 shares of the Corporation's common stock between August 16, 2000 and August 15, 2001, 250,000 shares between August 29, 2001 and August 28, 2003, 250,000 shares between August 21, 2003 and August 19, 2004, and 250,000 shares between August 20, 2004 and August 17, 2004 The repurchases, which may be made through open market purchases or in privately negotiated transactions, were 32,200 shares during the first quarter and 43,368 shares during the second quarter of 2004 and total 540,034 shares since purchases began on August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of June 30, 2004 the Corporation had a ratio of 15.72% for Tier I and a ratio of 16.94% for total capital. At December 31, 2003 these ratios were 14.85% and 15.99%, respectively.


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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at June 30, 2004 and December 31, 2003 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

     There have been no material changes in the Corporation's interest sensitivity position since December 31, 2003. Refer to the December 31, 2003 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

     We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Corporation carried out its evaluation.

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

       2. Changes in securities, use of proceeds and issuer purchases or equity securities

                        Issuer Purchases of Equity Securities for the Three Months Ended June 30, 2004
           --------------------------------------------------------------------------------------------------------
                                                                     Total Number of Shares     Maximum Number of
                                     Total Number     Average        Purchased as Part of       Shares that May Yet
                                     of Shares        Price Paid     Publicly Announced         Be Purchased Under
                                     Purchased        Per share      Program                    the Program
                                     ------------     ----------     ----------------------     -------------------
           April 1 - 30, 2004             5,918        $24.67               5,918                    196,882

           May 1 - 31, 2004              28,950         23.34              28,950                    167,932

           June 1 - 30, 2004              8,500         22.39               8,500                    159,432
                                         ------                            ------
                                         43,368        $23.29              43,368
                                         ======                            ======


                On August 19, 2003, the Corporation's board of directors authorized the repurchase of up to 250,000 shares of the Corporation's common stock between August 20, 2003 and August 17, 2004. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation.

       3. Defaults upon senior securities
          None

       4. Submission of matters to a vote of security holders
                At the Corporation's Annual Shareholders Meeting held on April 27, 2004, the following business was transacted:

          (1) Election of Directors
                All the nominees for election to the Board of Directors were elected to serve until the 2007 Annual Meeting of Shareholders.

                                    Affirmative Votes     Votes Withheld
                                    -----------------     --------------
          Fred A. Blair                 4,079,331               5,839
          E. Budge Kent, Jr.            4,079,331               5,839
          Fred B. Leggett, Jr.          4,079,331               5,839
          Claude B. Owen, Jr.           4,068,989              16,181

       5. Other information
          None

       6. Exhibits and Reports on Form 8-K

           (a) Exhibits -

           11. Refer to EPS calculation in the Notes to Financial Statements
           31.1 Section 302 Certification of Charles H. Majors, President and
                  CEO
           31.2 Section 302 Certification of Neal A. Petrovich, Senior Vice President and Chief Financial Officer
           32.1  Section 906 Certification of Charles H. Majors, President and
                 CEO
           32.2 Section 906 Certification of Neal A. Petrovich, Senior Vice President and Chief Financial Officer

           (b) Reports on Form 8-K -

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

           Form 8-K filed on April 29, 2004 to announce the appointment of Neal
           A. Petrovich as Senior Vice President and Chief Financial Officer of the Corporation.

           Form 8-K filed on May 18, 2004 to announce quarterly dividend of $0.20 per share.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        AMERICAN NATIONAL BANKSHARES INC.




                                    /s/ Charles H. Majors
                                   -------------------------------------
                                   Charles H. Majors
Date - July 30, 2004               President and Chief Executive Officer





                                   /s/ Neal A. Petrovich
                                   -------------------------------------
                                   Neal A. Petrovich
                                   Senior Vice President and
Date - July 30, 2004               Chief Financial Officer