Form 10-Q
period 2004-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2004-11-08
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.
                                                  ------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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


     At November 8, 2004, the Corporation had 5,517,299 shares Common Stock outstanding, $1 par value.

                        AMERICAN NATIONAL BANKSHARES INC.


                                      INDEX
                                                                                Page No.
                                                                                --------

Index...............................................................................2

Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2004
             and December 31, 2003..................................................3

           Consolidated Statements of Income for the three months
             ended September 30, 2004 and 2003......................................4

           Consolidated Statements of Income for the nine months
             ended September 30, 2004 and 2003......................................5

           Consolidated Statements of Changes in Shareholders' Equity
             for the nine months ended September 30, 2004 and 2003..................6

           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2004 and 2003......................................7

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

  Item 4.  Controls and Procedures.................................................25

Part II.  Other Information........................................................26

SIGNATURES ........................................................................27

Exhibits...........................................................................28

                           Consolidated Balance Sheets
                American National Bankshares Inc. and Subsidiary
                        (In Thousands Except Share Data)
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)        (Audited)
                                                                                September 30      December 31
                                                                                    2004              2003
                                                                                ------------     -------------
ASSETS
Cash and due from banks.........................................................$   13,676       $   16,236
Interest-bearing deposits in other banks........................................     2,809            1,652

Securities available for sale, at fair value....................................   177,664          171,376
Securities held to maturity (market value of $22,389 at
  September 30, 2004 and $37,455 at December 31, 2003)..........................    21,328           36,103
                                                                                -----------      -----------
                                                                                   198,992          207,479
                                                                                -----------      -----------

Loans held for sale.............................................................     1,203              560

Loans, net of unearned income ..................................................   394,710          406,245
Less allowance for loan losses..................................................    (5,599)          (5,292)
                                                                                -----------      -----------
  Net loans.....................................................................   389,111          400,953
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $12,451 in 2004 and $11,807 in 2003...........................     7,660            7,718
Core deposit intangibles, net...................................................       597              934
Accrued interest receivable and other assets....................................     9,391            8,770
                                                                                -----------      -----------
  Total assets..................................................................$  623,439       $  644,302
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- non-interest bearing.......................................$   81,670       $   71,027
  Demand deposits -- interest bearing...........................................    71,242           69,053
  Money market deposits.........................................................    51,139           59,251
  Savings deposits..............................................................    82,649           83,031
  Time deposits.................................................................   197,317          219,326
                                                                                -----------      -----------
    Total deposits..............................................................   484,017          501,688
                                                                                -----------      -----------

  Repurchase agreements.........................................................    45,696           47,035
  FHLB borrowings...............................................................    19,425           21,000
  Accrued interest payable and other liabilities................................     2,873            2,648
                                                                                -----------      -----------
    Total liabilities...........................................................   552,011          572,371
                                                                                -----------      -----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................         -                -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,522,299 shares outstanding at September 30, 2004
    and 5,660,419 shares outstanding at December 31, 2003.......................     5,522            5,660
  Capital in excess of par value................................................     9,433            9,437
  Retained earnings.............................................................    56,217           55,538
  Accumulated other comprehensive income (loss), net............................       256            1,296
                                                                                -----------      -----------
    Total shareholders' equity..................................................    71,428           71,931
                                                                                -----------      -----------
    Total liabilities and shareholders' equity..................................$  623,439       $  644,302
                                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                        (In Thousands Except Share Data)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                      September 30
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$   5,572      $   6,270
  Interest on deposits in other banks...........................................       24             33
  Income on securities:
    Federal agencies............................................................      798            560
    Mortgage-backed.............................................................      273            225
    State and municipal.........................................................      521            472
    Other ......................................................................      221            284
                                                                                ----------     ----------
      Total interest income.....................................................    7,409          7,844
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................       66             45
    Money market................................................................       91            110
    Savings.....................................................................      108            150
    Time........................................................................    1,149          1,613
  Interest on repurchase agreements.............................................      126            113
  Interest on other borrowings..................................................      243            245
                                                                                ----------     ----------
    Total interest expense......................................................    1,783          2,276
                                                                                ----------     ----------
Net Interest Income.............................................................    5,626          5,568
Provision for loan losses.......................................................      255            170
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................    5,371          5,398
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................      737            625
  Service charges on deposit accounts...........................................      590            577
  Other fees and commissions....................................................      201            241
  Mortgage banking income.......................................................      116            203
  Securities gains, net.........................................................        -             43
  Other.........................................................................       92            111
                                                                                ----------     ----------
    Total non-interest income...................................................    1,736          1,800
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    1,855          1,758
  Pension and other employee benefits...........................................      427            433
  Occupancy and equipment.......................................................      580            624
  Core deposit intangible amortization .........................................      112            112
  Other.........................................................................      872            875
                                                                                ----------     ----------
    Total non-interest expense..................................................    3,846          3,802
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................    3,261          3,396
Income Tax Provision............................................................      922            991
                                                                                ----------     ----------
Net Income......................................................................$   2,339      $   2,405
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$     .42      $     .42
Diluted.........................................................................$     .42      $     .42
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,587,042      5,674,259
Diluted.........................................................................5,632,715      5,738,622
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                        Consolidated Statements of Income
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                        (In Thousands Except Share Data)
---------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                -------------------------
                                                                                   2004           2003
                                                                                ----------     ----------
Interest Income:
  Interest and fees on loans....................................................$  16,885      $  19,337
  Interest on deposits in other banks...........................................       68             69
  Income on securities:
    Federal agencies............................................................    2,455          1,620
    Mortgage-backed.............................................................      739          1,064
    State and municipal.........................................................    1,558          1,456
    Other.......................................................................      695            935
                                                                                ----------     ----------
      Total interest income.....................................................   22,400         24,481
                                                                                ----------     ----------
Interest Expense:
  Interest on deposits:
    Demand......................................................................      186            174
    Money market................................................................      285            374
    Savings.....................................................................      321            587
    Time........................................................................    3,709          5,010
  Interest on repurchase agreements.............................................      377            373
  Interest on other borrowings..................................................      734            735
                                                                                ----------     ----------
    Total interest expense......................................................    5,612          7,253
                                                                                ----------     ----------
Net Interest Income.............................................................   16,788         17,228
Provision for loan losses.......................................................      725            665
                                                                                ----------     ----------
Net Interest Income After Provision
  For Loan Losses...............................................................   16,063         16,563
                                                                                ----------     ----------
Non-Interest Income:
  Trust and investment services.................................................    2,208          1,878
  Service charges on deposit accounts...........................................    1,795          1,541
  Other fees and commissions....................................................      669            679
  Mortgage banking income.......................................................      460            481
  Securities gains, net.........................................................      119             46
  Other.........................................................................      383            252
                                                                                ----------     ----------
    Total non-interest income...................................................    5,634          4,877
                                                                                ----------     ----------
Non-Interest Expense:
  Salaries......................................................................    5,469          5,233
  Pension and other employee benefits...........................................    1,261          1,403
  Occupancy and equipment.......................................................    1,844          1,905
  Core deposit intangible amortization .........................................      337            337
  Other.........................................................................    2,685          2,615
                                                                                ----------     ----------
    Total non-interest expense..................................................   11,596         11,493
                                                                                ----------     ----------
Income Before Income Tax Provision..............................................   10,101          9,947
Income Tax Provision............................................................    2,868          2,900
                                                                                ----------     ----------
Net Income......................................................................$   7,233      $   7,047
                                                                                ==========     ==========

---------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic...........................................................................$    1.29      $    1.23
Diluted.........................................................................$    1.28      $    1.22
---------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic...........................................................................5,615,946      5,716,092
Diluted.........................................................................5,666,120      5,777,156
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

           Consolidated Statements of Changes in Shareholders' Equity
                American National Bankshares Inc. and Subsidiary
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings         Income        Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, December 31, 2002...................... 5,780,816   $     5,781   $     9,571   $     53,093   $       2,291  $     70,736

Net income......................................         -             -             -          7,047               -         7,047

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $348........         -             -             -              -            (677)
                                                                                                        --------------
  Other comprehensive income (loss).............                                                                 (677)         (677)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              6,370

Stock repurchased and retired...................  (115,000)         (115)         (190)        (2,567)              -        (2,872)

Stock options exercised.........................     1,648             1            23              -               -            24

Cash dividends paid.............................         -             -             -         (3,195)              -        (3,195)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, September 30, 2003..................... 5,667,464   $     5,667   $     9,404   $     54,378   $       1,614  $     71,063
                                                ===========  ============  ============= =============  ============== =============

Balance, December 31, 2003...................... 5,660,419   $     5,660   $     9,437   $     55,538   $       1,296  $     71,931

Net income......................................         -             -             -          7,233               -         7,233

Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(496)......         -             -             -              -            (961)

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net
  of tax $(40)..................................         -             -             -              -             (79)
                                                                                                        --------------
  Other comprehensive income (loss).............                                                               (1,040)       (1,040)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              6,193

Stock repurchased and retired...................  (154,968)         (155)         (259)        (3,246)              -        (3,660)

Stock options exercised.........................    16,848            17           255              -               -           272

Cash dividends paid.............................         -             -             -         (3,308)              -        (3,308)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, September 30, 2004..................... 5,522,299   $     5,522   $     9,433   $     56,217   $         256  $     71,428
                                                ===========  ============  ============= =============  ============== =============


The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                      September 30
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Operating Activities:
  Net income....................................................................$   7,233      $   7,047
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses...................................................      725            665
    Depreciation................................................................      734            873
    Core deposit intangible amortization........................................      337            337
    Amortization (accretion) of bond premiums and discounts, net................      508            822
    Gain on sale or call of securities..........................................     (119)           (46)
    Gain on loans held for sale.................................................     (364)          (481)
    Proceeds from sales of loans held for sale..................................   17,569         27,162
    Originations of loans held for sale.........................................  (17,848)       (26,136)
    Loss on sale of real estate owned...........................................       23              6
    Gain on disposal of property and equipment..................................     (172)             -
    Deferred income taxes benefit...............................................     (157)           (27)
    Increase in interest receivable.............................................      (54)          (708)
    Decrease (increase) in other assets.........................................       54           (721)
    Decrease in interest payable................................................     (150)          (148)
    Increase in other liabilities...............................................      375            414
                                                                                ----------     ----------
      Net cash provided by operating activities.................................    8,694          9,059
                                                                                ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from sales of securities available for sale..........................    4,567              -
  Proceeds from maturities and calls of securities available for sale...........   50,728         58,997
  Proceeds from maturities and calls of securities held to maturity.............   17,191          4,860
  Purchases of securities available for sale....................................  (63,563)       (82,361)
  Purchases of securities held to maturity......................................   (2,401)             -
  Net decrease (increase) in loans..............................................   10,927        (13,865)
  Proceeds from sale of bank property and equipment.............................      227              -
  Purchases of bank property and equipment......................................     (731)          (431)
  Proceeds from sales of other real estate owned................................      239             10
                                                                                ----------     ----------
    Net cash provided by (used in) investing activities.........................   17,184        (32,790)
                                                                                ----------     ----------

                            (Continued on next page)

                      Consolidated Statements of Cash Flows
                American National Bankshares Inc. and Subsidiary
                                   (Unaudited)
                                 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                                                    Nine Months Ended
                                                                                -------------------------
                                                                                      September 30
                                                                                   2004           2003
                                                                                ----------     ----------
Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits........................................................    4,338         21,081
  Net (decrease) increase in time deposits......................................  (22,009)         6,567
  Net (decrease) increase in repurchase agreements .............................   (1,339)        10,936
  Net decrease in FHLB borrowings...............................................   (1,575)        (1,000)
  Cash dividends paid...........................................................   (3,308)        (3,195)
  Repurchase of stock...........................................................   (3,660)        (2,872)
  Proceeds from exercise of stock options.......................................      272             24
                                                                                ----------     ----------
    Net cash (used in) provided by financing activities.........................  (27,281)        31,541
                                                                                ----------     ----------

    Net (Decrease) Increase in Cash and Cash Equivalents........................   (1,403)         7,810

    Cash and Cash Equivalents at Beginning of Period............................   17,888         23,477
                                                                                ----------     ----------

    Cash and Cash Equivalents at End of Period..................................$  16,485      $  31,287
                                                                                ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks.....................................................$  13,676      $  17,713
    Interest-bearing deposits in other banks....................................    2,809         13,574
                                                                                ----------     ----------
                                                                                $  16,485      $  31,287
                                                                                ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid.................................................................$   5,762      $   7,401
  Income taxes paid.............................................................$   2,804      $   2,666
  Transfer of loans to other real estate owned...........................       $     190      $     132
  Unrealized gain (loss) on securities available for sale.............          $  (1,576)     $   2,887


The accompanying notes are an integral part of the consolidated financial statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated financial statements (the "Corporation") include the amounts and results of operations of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank") and the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of September 30, 2004; the consolidated statements of income for the three and nine months ended September 30, 2004 and 2003; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2004 and 2003; and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.


2. STOCK BASED COMPENSATION

     As of September 30, 2004 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the nine month periods ended September 30, 2004 and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                            Nine Months Ended
                                                         ----------------------
                                                               September 30
                                                         -----------------------
(Dollars in thousands except per share amounts)             2004          2003
                                                           ------        ------

Net income, as reported                                    $7,233        $7,047

Deduct:  total stock-based employee compensation
         expense determined based on fair value
         method of awards                                    (223)          (90)
                                                           -------       -------
Pro forma net income                                       $7,010        $6,957
                                                           =======       =======

Basic earnings per share:
As reported                                                $ 1.29        $ 1.23
Pro forma                                                  $ 1.25        $ 1.22

Diluted earnings per share:
As reported                                                $ 1.28        $ 1.22
Pro forma                                                  $ 1.24        $ 1.20

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

3. SECURITIES

     The amortized cost and estimated fair value of debt and equity securities at September 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                                                 September 30, 2004
                                                        ---------------------------------------------------------------------
                                                         Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ----------           ----------         ----------         ----------
     Securities held to maturity:
       Federal agencies                                 $   3,001             $     30           $      5           $   3,026
       Mortgage-backed                                        781                   40                  -                 821
       State and municipal                                 17,546                  996                  -              18,542
                                                        ---------             --------           --------           ---------
       Total securities held to maturity                   21,328                1,066                  5              22,389
                                                        ---------             --------           --------           ---------

     Securities available for sale:
       Federal agencies                                    94,988                  248                479              94,757
       Mortgage-backed                                     26,704                  443                 37              27,110
       State and municipal                                 35,799                  811                 69              36,541
       Corporate bonds                                     12,852                  474                 41              13,285
       Restricted stock :
         FHLBA stock                                        1,645                    -                  -               1,645
         Federal Reserve stock                                363                    -                  -                 363
         Other                                              4,925                    -                962               3,963
                                                        ---------             --------           --------           ---------
     Total securities available for sale                  177,276                1,976              1,588             177,664
                                                        ---------             --------           --------           ---------
       Total securities                                 $ 198,604             $  3,042           $  1,593           $ 200,053
                                                        =========             ========           ========           =========

                                                                                  December 31, 2003
                                                        ---------------------------------------------------------------------
                                                         Amortized            Unrealized         Unrealized         Estimated
                                                           Cost                 Gains              Losses          Fair Value
                                                        ----------            ----------         ----------        ----------
     Securities held to maturity:
       Federal agencies                                  $ 16,996             $    100           $      1           $  17,095
       Mortgage-backed                                      1,227                   62                  -               1,289
       State and municipal                                 17,880                1,191                  -              19,071
                                                         --------             --------           --------           ---------
       Total securities held to maturity                   36,103                1,353                  1              37,455
                                                         --------             --------           --------           ---------

     Securities available for sale:
       Federal agencies                                    97,906                  676                200              98,382
       Mortgage-backed                                     19,693                  572                 65              20,200
       State and municipal                                 31,890                  933                 43              32,780
       Corporate bonds                                     12,894                  751                  3              13,642
       Restricted stock:
         FHLBA stock                                        1,741                    -                  -               1,741
         Federal Reserve stock                                363                    -                  -                 363
         Other                                              4,925                    -                657               4,268
                                                         --------             --------           ---------          ---------
     Total securities available for sale                  169,412                2,932                968             171,376
                                                         --------             --------           --------           ---------
  Total securities                                       $205,515             $  4,285           $    969           $ 208,831
                                                         ========             ========           ========           =========


     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004.

                                     Less than 12 Months             12 Months or More                     Total
                                   -----------------------         ----------------------          -----------------------
                                     Fair       Unrealized           Fair      Unrealized            Fair       Unrealized
                                     Value         Loss              Value        Loss               Value          Loss
                                     -----      ----------           -----     ----------            -----      ----------
     Federal agencies              $ 46,171       $   403          $  8,928      $    81           $ 55,099       $   484
     Mortgage-backed                  6,117            27             1,501           10              7,618            37
     State and municipal              6,916            62               198            7              7,114            69
     Corporate bonds                  2,501            41                 -            -              2,501            41
     Preferred stock                      -         3,538               962        3,538                962             -
                                   --------       -------          --------      -------           --------       -------
       Total                       $ 61,705       $   533          $ 14,165      $ 1,060           $ 75,870       $ 1,593
                                   ========       =======          ========      =======           ========       =======


     The unrealized loss position is considered temporary and is due to the general decline in interest rates. The impairment of these securities is based solely on interest rate changes and not due to credit rating changes. Those issues in an unrealized loss position for more than 12 months consist primarily of $4,500,000 cost basis in preferred stocks. These are a $2,000,000 FHLMC preferred stock with a 1.66% dividend yield where the dividend rate adjusts every 2 years based on 2 year Treasury plus 10 basis points with a maximum rate of 11.0%; and $2,500,000 FNMA preferred stock with a 1.37% dividend yield where the interest rate adjusts every 2 years based on 2 year Treasury less 16 basis points with a maximum rate of 11.0%. 70% of the dividends on these issues are tax exempt. Management has the ability to hold these securities to maturity.


4. LOANS

     Loans, excluding loans held for sale, were comprised of the following:

                         (in thousands)                                    September 30               December 31
                                                                               2004                      2003
                                                                           ------------               -----------
Real Estate loans
  Construction and land development                                          $  27,110                 $  12,790
  Secured by farmland                                                            2,936                     3,430
  Secured by 1-4 family residential properties                                 134,958                   136,229
  Secured by multi-family residential properties                                 9,176                     6,801
  Secured by nonfarm, nonresidential properties                                124,723                   126,164
Loans to farmers                                                                 2,135                     1,618
Commercial and industrial loans                                                 73,238                    91,419
Consumer loans                                                                  16,148                    23,581
Loans for nonrated industrial development obligations                            4,167                     4,077
Deposit overdrafts                                                                 119                       136
                                                                             ---------                 ---------
Loans, net of unearned income                                                $ 394,710                 $ 406,245
                                                                             =========                 =========


5. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30 was as follows:

                         (in thousands)                                    September 30               September 30
                                                                               2004                       2003
                                                                           ------------               ------------
Balance, January 1                                                          $    5,292                 $    5,622
Provisions charged against income                                                  725                        665
Recoveries of loans charged off                                                    170                        197
Loans charged off                                                                 (588)                      (417)
                                                                            -----------                -----------
Balance at end of period                                                    $    5,599                 $    6,067
                                                                            ===========                ===========

6. EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                                        Three Months Ended
                                                                           September 30
                                                    -------------------------------------------------------
                                                               2004                           2003
                                                    ------------------------       ------------------------
                                                                        Per                            Per
                                                                       Share                          Share
                                                      Shares          Amount         Shares          Amount
                                                    ----------        ------       ----------        ------
Basic earnings per share                             5,587,042        $  .42        5,674,259        $  .42
Effect of dilutive securities (stock options)           45,673             -           64,363             -
                                                    ----------        ------       ----------        ------
Diluted earnings per share                           5,632,715        $  .42        5,738,622        $  .42
                                                    ==========        ======       ==========        ======

                                                                         Nine Months Ended
                                                                            September 30
                                                    -------------------------------------------------------
                                                               2004                           2003
                                                    ------------------------       ------------------------
                                                                        Per                            Per
                                                                       Share                          Share
                                                      Shares          Amount         Shares          Amount
                                                    ----------       -------       ----------        ------
Basic earnings per share                             5,615,946       $  1.29        5,716,092        $ 1.23
Effect of dilutive securities (stock options)           50,174          (.01)          61,064          (.01)
                                                    ----------       --------      ---------         -------
Diluted earnings per share                           5,666,120       $  1.28        5,777,156        $ 1.22
                                                    ==========       ========      ==========        =======


7. DEFINED BENEFIT PLAN

Components of Net Periodic Benefit Cost

                                                           Nine Months Ended
(in thousands)                                                September 30
                                                        -----------------------
                                                           2004          2003
                                                           ----          ----
Service cost                                              $ 324         $ 282
Interest cost                                               270           249
Expected return on plan assets                             (339)         (216)
Amortization of prior service cost                          (18)          (18)
Amortization of net obligation at transition                  -            (3)
Amortization of the net loss                                 63            93
                                                          ------        ------
Net periodic benefit cost                                 $ 300         $ 387
                                                          ======        ======

     During the nine months ended September 30, 2004, $357,000 in contributions was made. The Corporation plans no additional contributions for the year ending December 31, 2004.


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

     Trust and investment services provided to customers include estate planning, trust account management and administration, and investment management. Investment management services include purchasing equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.

     Unaudited segment information for the three and nine month periods ended September 30, 2004 and 2003 is shown in the following table (in thousands). The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                Three Months Ended September 30, 2004
                                               ----------------------------------------------------------------------
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,409       $      -       $   11         $   (11)        $  7,409
Interest expense                                  1,783              -           11             (11)           1,783
Non-interest income - external customers            837            737          162               -            1,736
Non-interest income - internal customers              -             12            -             (12)               -
Operating income before income taxes              2,876            394           (9)              -            3,261
Depreciation and amortization                       349              5            2               -              356
Total assets                                    622,422              -        2,677          (1,660)         623,439
Capital expenditures                                194              -            -               -              194

                                                                Three Months Ended September 30, 2003
                                               ----------------------------------------------------------------------
                                    Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,844       $      -       $   25         $   (25)        $  7,844
Interest expense                                  2,276              -           25             (25)           2,276
Non-interest income - external customers            898            625          277               -            1,800
Non-interest income - internal customers              -             12            -             (12)               -
Operating income before income taxes              2,969            335           92               -            3,396
Depreciation and amortization                       395              6            2               -              403
Total assets                                    643,387              -        2,087          (1,438)         644,036
Capital expenditures                                 86              -            -               -               86

                                                                Nine Months Ended September 30, 2004
                                               ----------------------------------------------------------------------
                                    Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $ 22,400       $      -       $   41         $   (41)        $ 22,400
Interest expense                                  5,612              -           41             (41)           5,612
Non-interest income - external customers          2,793          2,208          633               -            5,634
Non-interest income - internal customers              -             36            -             (36)               -
Operating income before income taxes              8,870          1,205           26               -           10,101
Depreciation and amortization                     1,050             16            5               -            1,071
Total assets                                    622,422              -         ,677          (1,660)         623,439
Capital expenditures                                702             29            -               -              731

                                                                Nine Months Ended September 30, 2003
                                               ----------------------------------------------------------------------
                                    Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $ 24,481       $      -       $   49         $   (49)        $ 24,481
Interest expense                                  7,253              -           49             (49)           7,253
Non-interest income - external customers          2,341          1,878          658               -            4,877
Non-interest income - internal customers              -             36            -             (36)               -
Operating income before income taxes              8,862            949          136               -            9,947
Depreciation and amortization                     1,187             18            5               -            1,210
Total assets                                    643,387              -        2,087          (1,438)         644,036
Capital expenditures                                428              3            -               -              431


ITEM 2.
                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of American National Bankshares Inc. and American National Bank and Trust Company (the "Bank"). The consolidated entity is referred to as the "Corporation." The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation and Bank. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and Bank and on information available at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o Plant closings or layoffs in the Bank's primary market area could occur, which might negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o    Changes in interest rates could increase or reduce income.
o    Competition among financial institutions may increase.
o The businesses that the Corporation and Bank are engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation and Bank.
o    Adverse changes may occur in the securities market.

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

 New Accounting Pronouncements

     On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, "Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133." Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Corporation has adopted the provisions of SAB
105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Corporation's consolidated financial position or consolidated results of operations.

     Emerging Issues Task Force Issue No. (EITF) 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

     On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed and is included in Note 3 of the consolidated financial statements.

     EITF No. 03-16, "Accounting for Investments in Limited Liability
Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. This had no material impact on the Corporation.

Internet Access to Corporate Documents

     The Corporation provides access to its SEC filings through the corporate Web site at WWW.AMNB.COM. After accessing the Web site, the filings are available upon selecting the Investor Relations icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

                               EXECUTIVE OVERVIEW

     American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with thirteen offices in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, and South Boston, Virginia; one office in Yanceyville, North Carolina; and a loan production office in Greensboro, North Carolina. Services are also provided through nineteen ATMs, "AmeriLink" internet banking, and our 24-hour "Access American" phone banking. Banking subsidiaries include ANB Mortgage Corp. (secondary mortgage origination), ANB Investor Services (retail brokerage) and ANB Insurance Services (full-service insurance agency). Our mission is to provide quality financial services with exceptional customer service. Additional information is available on our website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol "AMNB".
     The Corporation specializes in providing financial services to businesses and consumers. Current priorities are to

o    increase the size of our loan portfolio without sacrificing credit quality,
o    grow our checking, savings, and money market deposits,
o increase fee income through our trust, investment, and mortgage banking services, and
o    continue to control our costs.

                              RESULTS OF OPERATIONS

SUMMARY

     The Corporation's net income for the first nine months of 2004 was $7,233,000, an increase of 2.6% over the $7,047,000 earned during the same period of 2003. On a basic and diluted per share basis, net earnings totaled $1.29 and $1.28, respectively, for the first nine months of 2004. This compared favorably to the basic and diluted earnings per share of $1.23 and $1.22, respectively, recorded for the first nine months of 2003. Both increases were due to an improvement in non-interest income which more than offset a decline in net interest income, combined with a lower number of shares outstanding due to stock repurchases under the Corporation's stock repurchase program.

     Return on average assets was 1.52% for both the first nine months of 2004 and 2003. Annualized return on average shareholders' equity was 13.42% and 13.39% for the first nine months of 2004 and 2003, respectively.

     Net income for the third quarter of 2004 was $2,339,000, a decrease of 2.7% over the $2,405,000 earned during the same period of 2003. The earnings decline is attributable to a $64,000, or 3.6%, decrease in non-interest income. Non-interest income for the same quarter in 2003 included $43,000 in net securities gains and $203,000 in mortgage banking fees which were earned during a time of significant refinance activity by homeowners. Mortgage banking fee income was $116,000 during the recently completed quarter. On a basic and diluted per share basis, net earnings totaled $0.42 for the third quarter of 2004, unchanged from the third quarter of 2003. Return on average total assets was 1.50% for the third quarter of 2004 compared to 1.52% for the same period in 2003. Return on average shareholders' equity was 13.11% and 13.78% for the third quarter of 2004 and 2003, respectively.

NET INTEREST INCOME

     Net interest income, the Corporation's largest source of revenue, on a fully taxable equivalent ("FTE") basis was $16,788,000 for the nine month period ending September 30, 2004 compared to $17,228,000 for the same period of 2003, a decline of 2.6% or $440,000. The interest rate spread decreased to 3.55% from 3.67%, while the net interest margin decreased to 3.86% from 4.05% for the first nine months of 2004 compared to the same period of 2003.

     Net interest income declined due primarily to a reduction in the rates earned on loans and pay-downs on participation loans (portions of loans purchased from other banks). The loan pay-downs impacted the mix of earning assets; during the first nine months of 2003, loans accounted for 71% of earning assets, compared with 66% during the first nine months of 2004. Since loans are generally the Corporation's highest-yielding assets, this change in mix negatively impacted interest income. Quality loan growth remains the Corporation's number one priority.

     Average year-to-date interest-earning assets increased 2.7% or $16,134,000 while average interest-bearing liabilities grew 0.8%, or $3,647,000 between September 30, 2003 and September 30, 2004. During this time, low cost non-interest bearing demand deposit growth and increases in shareholders' equity funded the difference between earning asset growth and interest-bearing liabilities growth. The funding mix continued to shift to lower cost transaction accounts including savings accounts, interest-bearing demand deposits, non-interest bearing demand deposits, and retail repurchase agreements. This reflects the Corporation's strategy to grow low cost deposits by focusing on customer relationships.

     The Federal Reserve raised short-term interest rates three times between June 30, 2004 and September 21, 2004, for a total increase of .75%. This increased the interest income the Corporation earned in overnight funds, investment securities, and loans during the third quarter of 2004; as a result, the interest rate spread and the net interest margin improved to 3.63% and 3.94%, respectively. Net interest income for the third quarter of 2004 was $5,626,000, up 1.0% over the same quarter last year.

     The following tables (in thousands, except rates) demonstrate changes in net interest income and the related yields for the three and nine month periods of 2004 compared to similar prior year periods. Net interest income is on a taxable equivalent basis. Nonaccrual loans are included in average balances.

                 Net Interest Income and Rate / Volume Analysis
             For the Three Months Ended September 30, 2004 and 2003

                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2004           2003           2004           2003         2004         2003
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $  82,058      $ 116,289      $   1,147      $  1,659         5.59%        5.71%
  Real Estate                           296,007        283,789          4,063         4,044         5.49         5.70
  Consumer                               16,904         26,068            388           592         9.18         9.08
                                      ----------     ----------     ----------     ---------       ------       ------
    Total loans                         394,969        426,146          5,598         6,295         5.67         5.91
                                      ----------     ----------     ----------     ---------       ------       ------

Securities:
  Federal agencies                       99,313         71,808            798           560         3.21         3.12
  Mortgage-backed                        24,794         28,431            273           225         4.40         3.17
  State and municipal                    52,358         43,986            761           687         5.81         6.25
  Other                                  20,103         21,665            227           295         4.52         5.45
                                      ----------     ----------     ----------     ---------       ------       ------
    Total securities                    196,568        165,890          2,059         1,767         4.19         4.26
                                      ----------     ----------     ----------     ---------       ------       ------

Deposits in other banks                   6,751         13,636             24            33         1.42          .97
                                      ----------     ----------     ----------     ---------       ------       ------

  Total interest-earning assets         598,288        605,672          7,681         8,095         5.14         5.35
                                                                    ----------     ---------       ------       ------

Other non-earning assets                 24,033         26,168
                                      ----------     ----------

  Total assets                        $ 622,321      $ 631,840
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  71,908      $  63,856             66            45          .37          .28
  Money market                           49,638         47,618             91           110          .73          .92
  Savings                                83,879         82,118            108           150          .52          .73
  Time                                  199,701        233,310          1,149         1,613         2.30         2.77
                                      ----------     ----------     ----------     ---------       ------       ------
    Total interest-bearing deposits     405,126        426,902          1,414         1,918         1.40         1.80

  Repurchase agreements                  45,108         42,024            126           113         1.12         1.08
  Other borrowings                       20,530         21,152            243           245         4.73         4.63
                                      ----------     ----------     ----------     ---------       ------       ------
    Total interest-bearing
      liabilities                       470,764        490,078          1,783         2,276         1.51         1.86
                                                                    ----------     ---------       ------       ------

Demand deposits                          77,043         69,565
Other liabilities                         3,137          2,399
Shareholders' equity                     71,377         69,798
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 622,321      $ 631,840
                                      ==========     ==========

Interest rate spread                                                                                3.63%        3.49%
                                                                                                   ======       ======
Net interest margin                                                                                 3.94%        3.84%
                                                                                                   ======       ======

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                    5,898         5,819
Less: Taxable equivalent adjustment                                       272           251
                                                                    ----------     ---------
                                                                    $   5,626      $  5,568
                                                                    ==========     =========

                                       19

                 Net Interest Income and Rate / Volume Analysis
              For the Nine Months Ended September 30, 2004 and 2003

                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2004           2003           2004           2003         2004         2003
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $ 100,592      $ 120,237      $   3,843      $  5,310         5.09%        5.89%
  Real Estate                           283,255        272,733         11,815        12,170         5.56         5.95
  Consumer                               19,010         28,427          1,304         1,933         9.15         9.07
                                      ----------     ----------     ----------     ---------       ------       ------
    Total loans                         402,857        421,397         16,962        19,413         5.61         6.14
                                      ----------     ----------     ----------     ---------       ------       ------

Securities:
  Federal agencies                      102,332         63,535          2,455         1,620         3.20         3.40
  Mortgage-backed                        22,361         33,302            739         1,064         4.41         4.26
  State and municipal                    51,803         42,377          2,280         2,106         5.87         6.63
  Other                                  20,258         22,926            718           974         4.73         5.66
                                      ----------     ----------     ----------     ---------       ------       ------
    Total securities                    196,754        162,140          6,192         5,764         4.20         4.74
                                      ----------     ----------     ----------     ---------       ------       ------

Deposits in other banks                   8,779          8,719             68            69         1.03         1.06
                                      ----------     ----------     ----------     ---------       ------       ------

  Total interest-earning assets         608,390        592,256         23,222        25,246         5.09         5.68
                                                                    ----------     ---------       ------       ------

Other non-earning assets                 25,245         26,506
                                      ----------     ----------

  Total assets                        $ 633,635      $ 618,762
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  71,786      $  62,869            186           174          .35          .37
  Money market                           51,968         46,190            285           374          .73         1.08
  Savings                                83,828         79,883            321           587          .51          .98
  Time                                  208,151        231,451          3,709         5,010         2.38         2.89
                                      ----------     ----------     ----------     ---------       ------       ------
    Total interest-bearing deposits     415,733        420,393          4,501         6,145         1.44         1.95

Repurchase agreements                    47,446         38,736            377           373         1.06         1.28
Other borrowings                         21,370         21,773            734           735         4.58         4.50
                                      ----------     ----------     ----------     ---------       ------       ------
  Total interest-bearing
    liabilities                         484,549        480,902          5,612         7,253         1.54         2.01
                                                                    ----------     ---------       ------       ------

Demand deposits                          74,454         65,452
Other liabilities                         2,763          2,211
Shareholders' equity                     71,869         70,197
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 633,635      $ 618,762
                                      ==========     ==========

Interest rate spread                                                                                3.55%        3.67%
                                                                                                   ======       ======
Net interest margin                                                                                 3.86%        4.05%
                                                                                                   ======       ======

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                   17,610        17,993
Less: Taxable equivalent adjustment                                       822           765
                                                                    ----------     ---------
                                                                    $  16,788      $ 17,228
                                                                    ==========     =========

PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

     The provision for loan losses was $725,000 for the first nine months of 2004 versus $665,000 for the same period in 2003. Charged-off loans, net of recoveries of previously charged-off loans, were $418,000 for the first nine months of 2004 versus $220,000 for the same period in 2003. The annualized ratio of net charge-offs to average loans was .24% in 2004 and .07% in 2003.

     The allowance for loan losses was $5,599,000 at September 30, 2004 and $5,292,000 at December 31, 2003. The ratio of the allowance to loans was 1.42% at September 30, 2004 versus 1.30% at December 31, 2003. The allowance for loan losses increased due primarily to an increase in nonperforming loans as described in the Asset Quality section of this analysis. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at September 30, 2004. More information regarding loan quality is provided in the Asset Quality section.

NON-INTEREST INCOME

     Non-interest income for the first nine months of 2004 was $5,634,000, an increase of 15.5% from the $4,877,000 earned in the same period of 2003. The increase was due primarily to improvements in trust and investment services income and service charges on deposit accounts. Less significant increases included higher gains on the sales and calls of securities and on the disposition of real estate.

     Trust and investment services income of $2,208,000 during the first nine months of 2004 was up 17.6% compared to the same period in 2003 due to new trust business, improvements in the market value of the assets under management, and increased management fees. The Bank's trust division manages accounts whose market values approximated $349,000,000 at September 30, 2004, up from $320,000,000 at September 30, 2003.

     Service charges on deposit accounts grew 16.5% or $254,000 from the first nine months of 2003 to 2004. The majority of the increase came from a new consumer overdraft management product.

     Non-interest income declined $64,000, or 3.6%, from the third quarter of 2003 to 2004. The year-earlier quarter included $43,000 in net securities gains and $203,000 in mortgage banking fees which were earned during a time of significant refinance activity by homeowners. Mortgage banking fee income was $116,000 during the recently completed quarter. Changes in interest rates directly impact the volume of refinance activity and, in turn, the amount of mortgage banking fee income earned.

NON-INTEREST EXPENSE

     Non-interest expense continues to be well contained. For the first nine months of 2004, non-interest expense was $11,596,000, a 0.9% increase from the $11,493,000 reported for the same period last year. Salary expense increased 4.5% to $5,469,000 while pension and other employee benefits decreased 10.1% to $1,261,000. The salary increase is due to general pay raises. Benefits expense declined due to a reduction in employee health care costs because of lower claims experience and reduced pension funding.

     Non-interest expense for the three months ended September 30, 2004 was $3,846,000, an increase of 1.2% from the $3,802,000 reported for the same period of 2003. Salary expense accounted for the majority of the increase; this expense was up 5.5% due to general pay raises and the hiring of new employees, including two employees in our Greensboro loan production office and two employees in our Martinsville trust office.

     Core deposit intangible amortization of $337,000 for the first nine months of 2004 and 2003 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well non-interest expense is managed, was 50.45% and 50.19% for the nine months ended September 30, 2004 and 2003, respectively. A lower efficiency ratio generally indicates better expense efficiency. The Corporation's efficiency ratio is better than that of its peer group.

INCOME TAX PROVISION

     The income tax provision for the first nine months of 2004 was $2,868,000, a decrease of $32,000 from the $2,900,000 reported a year earlier. The effective tax rate for the first nine months of 2004 was 28.4% compared to 29.2% for the same period of 2003.


              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Loans declined $11,535,000, or 2.8% from December 31, 2003 to September 30, 2004 due primarily to strong competition in our market, pay-downs of participation loans, and more stringent underwriting requirements. Demand deposits increased $12,832,000 or 9.2% while money market deposits declined $8,112,000, or 13.7%. One large money market customer maintained a balance of $12,735,000 on December 31, 2003 and closed their account in May 2004 due to the sale of their business. Excluding this one account, money market deposits would have increased $4,623,000. Time deposits declined $22,009,000 due in large part to high rates of interest for certificates of deposit offered by competitors. During the first half of 2004, the Bank chose not to be aggressive in its certificate of deposit pricing, instead focusing on growth in low cost deposits. The Bank will continue to focus on growing low cost deposits through its business development efforts aimed at expanding customer relationships.

ASSET QUALITY

     Non-performing loans include those on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Non-performing assets are comprised of non-performing loans and foreclosed real estate. Loans in a non-accrual status at September 30, 2004 were $4,307,000 compared with $3,262,000 at December 31, 2003, and $2,612,000 on September 30, 2003. The increase from the year ago period is related to two commercial loan relationships. Both loan relationships are secured by a combination of business assets and real estate and both borrowers are making monthly payments.

     There were no loans classified as troubled debt restructurings on September 30, 2004, December 31, 2003 or September 30, 2003. The following table summarizes non-performing assets:

                          September 30      December 31       September 30
                              2004             2003               2003
                          ------------      -----------       ------------
90 days past due            $      -          $     53          $    362
Non-accrual                    4,307             3,262             2,612
Foreclosed real estate           231               303               146
                            --------          --------          --------
Non-performing assets       $  4,538          $  3,618          $  3,120
                            ========          ========          ========

     Total non-performing loans as a percentage of total loans were 1.09% at September 30, 2004, 0.81% at December 31, 2003, and 0.71% at September 30, 2003.
This increase directly correlates with the increase in the allowance for loan losses as a percentage of total loans.

     The gross amount of interest income that would have been recorded on non-accrual loans as of September 30, 2004, if all such loans had been accruing interest at the original contractual rate, was $86,000 for the nine month period ending September 30, 2004. An additional $37,000 of interest payments actually received on one non-accrual loan was recorded as interest income during the nine months ended September 30, 2004. No other interest payments on non-accrual loans were recorded as interest income during that reporting period.

     The Bank has a commercial real estate loan in the amount of $3,004,000 from a textile manufacturer who filed for reorganization under Chapter 11 of the Bankruptcy Code on March 31, 2004. In conjunction with the filing, the borrower has secured debtor-in-possession financing from its primary lender. Under the current court order, the borrower is to make monthly interest payments to the Bank from the date of the filing, and such payments are current. The loan is secured by a first deed of trust on a commercial property recently appraised for an amount exceeding the loan balance.

LIQUIDITY

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity is provided generally from loan payments, increases in customer deposits, lines of credit from two correspondent banks and one federal agency bank, and a structured maturity schedule of investments. Additionally, all securities classified as available for sale are eligible to satisfy liquidity needs. Management believes these factors provide sufficient and timely liquidity for the foreseeable future.

     Management also takes into account any liquidity needs generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit.

     The Corporation's net liquid assets, which includes cash and due from banks and unpledged debt securities, less the Bank's reserve requirement, to net liabilities ratio was 22.6% at September 30, 2004 and 21.9% at December 31, 2003. Both of these ratios reflect adequate liquidity for the respective periods.

     The Bank has a line of credit equal to 30% of assets with the Federal Home Loan Bank of Atlanta (FHLB) that equaled approximately $186,850,000 with $167,425,000 available at September 30, 2004. Should the Bank ever desire to increase its line of credit beyond the current 30% limit, the FHLB would allow borrowings of up to 40% of total assets once the Bank meets specific eligibility requirements.

     The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, and has access to the Federal Reserve Bank's discount window.

     Borrowings outstanding under the FHLB line of credit were $19,425,000 at September 30, 2004 and $21,000,000 at December 31, 2003. The Bank utilizes various borrowing plans to satisfy short term and long term funding needs. As of September 30, 2004, no short term borrowing was outstanding. The Bank had seven fixed rate term borrowing contracts outstanding with the following final maturities:

                 Amount             Expiration Date
              -----------           ---------------
              $ 2,000,000             July 2005
                2,000,000             July 2006
                1,000,000             July 2007
                3,000,000             June 2008
                5,000,000             August 2008
                5,000,000             April 2009
                1,425,000             March 2014
              -----------
              $19,425,000
              ===========

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The off-balance sheet transactions as of September 30, 2004 and December 31, 2003 were commitments to extent credit and standby letters of credit only.

     Commitments to extend credit, which amounted to $139,787,000 at September 30, 2004 and $124,905,000 at December 31, 2003, represent legally binding agreements to lend to customers with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Commitments to extend credit include the unfunded portion of customers' lines of credit.

     As of September 30, 2004 there was one commitment to purchase securities in the amount of $271,000. At December 31, 2003, there were no commitments outstanding to purchase securities.

     Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. At September 30, 2004 and December 31, 2003, the Bank had $3,096,000 and $3,477,000, respectively, in outstanding standby letters of credit.

CAPITAL RESOURCES

     During the third quarter of 2004, the Corporation declared and paid a quarterly cash dividend of $.20 per share. The dividend totaled $1,117,000 and represented a 47.8% payout of third quarter 2004 net income. During the first nine months of 2004, the Corporation declared and paid quarterly cash dividends of $.59 per share in aggregate. The dividend totaled $3,308,000 and represented a 45.7% payout of 2004 net income.

     On August 17, 2004, the Corporation's board of directors approved the extension of its stock repurchase plan, to include the repurchase of up to 250,000 shares of the Corporation's common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation. The number of shares repurchased during the current year was 32,200 in the first quarter, 43,368 in the second quarter, and 79,400 shares in the third quarter. 619,434 shares have been repurchased since August 16, 2000.

     Federal regulatory risk-based capital ratio guidelines require percentages to be applied to various assets including off-balance-sheet assets in relation to their perceived risk. Tier I capital includes shareholders' equity and Tier II capital includes certain components of nonpermanent preferred stock and subordinated debt. The Corporation had no preferred stock or subordinated debt outstanding. Banks and bank holding companies must have a Tier I capital ratio of at least 4% and a total ratio, including Tier I and Tier II capital, of at least 8%. As of September 30, 2004 the Corporation had a ratio of 15.88% for Tier I and a ratio of 17.13% for total capital. At December 31, 2003 these ratios were 14.85% and 15.99%, respectively.

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

     ALCO uses computer simulation analysis to measure the sensitivity of earnings and market value of equity to changes in interest rates. The projected changes in net interest income and market value of portfolio equity ("MVE") to changes in interest rates are calculated and monitored by ALCO as indicators of interest rate risk. The projected changes in net interest income and MVE to changes in interest rates at September 30, 2004 and December 31, 2003 were within compliance of established policy guidelines. These projected changes are based on numerous assumptions of growth and changes in the mix of assets or liabilities. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

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

       2. Unregistered Sales of Equity Securities and Use of Proceeds

          -----------------------------------------------------------------------------------------------------------
                                        Repurchases made for the Quarter Ended September 30, 2004
          -----------------------------------------------------------------------------------------------------------
                                                                      Total Number of Shares      Maximum Number of
                                     Total Number     Average         Purchased as Part of        Shares that May Yet
                                     of Shares        Price Paid      Publicly Announced          Be Purchased Under
                                     Purchased        Per share       Program                     the Program
          ----------------------     ------------     ----------      ----------------------      -------------------
          July 1-31, 2004               2,000            21.55               2,000                    157,432
          ----------------------     ------------     ----------      ----------------------      -------------------
          August 1-19, 2004               500            23.55                 500                    156,932
          ----------------------     ------------     ----------      ----------------------      -------------------
                                                                                                   New term started
          ----------------------     ------------     ----------      ----------------------      -------------------
          August 20-31, 2004           12,000            23.79              12,000                    238,000
          ----------------------     ------------     ----------      ----------------------      -------------------
          September 1-30, 2004         64,900            23.07              64,900                    173,100
                                       ------                               ------
          ----------------------     ------------     ----------      ----------------------      -------------------
                                       79,400            23.15              79,400
                                       ======                               ======
          ----------------------     ------------     ----------      ----------------------      -------------------


          On August 17, 2004, the Corporation's board of directors approved the extension of its stock repurchase plan, to include the repurchase of up to 250,000 shares of the Corporation's common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation.

       3. Defaults Upon Senior Securities None

       4. Submission of Matters to a Vote of Security Holders None

       5. Other Information
          (b) Changes in Nominating Process
              None

       6. Exhibits

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

                                  AMERICAN NATIONAL BANKSHARES INC.



                                  /s/ Charles H. Majors
                                  -------------------------------------
                                  Charles H. Majors
Date - November 8, 2004           President and Chief Executive Officer




                                  /s/ Neal A. Petrovich
                                  -------------------------------------
                                  Neal A. Petrovich
                                  Senior Vice President and
Date - November 8, 2004           Chief Financial Officer