Form 10-K
period 2004-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2005-03-16
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------
                         Commission file number 0-12820

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2004 was $95,997,310. The number of shares of the Registrant's Common Stock outstanding on March 7, 2005 was 5,501,358.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 26, 2005 are incorporated by reference in Part III of this report.

                              CROSS REFERENCE INDEX

                                                                                                                  Page
                                                                                                                  ----
PART I
------
ITEM 1    Business                                                                                                  4
ITEM 2    Properties                                                                                                6
ITEM 3    Legal Proceedings                                                                                         6
ITEM 4    Submission of Matters to a Vote of Security Holders                                                       6

----------------------------------------------------------------------------------------------------------------------

PART II
-------
ITEM 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Securities                                                                                 7
ITEM 6    Selected Financial Data                                                                                   9
ITEM 7    Management's Discussion and Analysis of Financial Condition and Results of Operations                    10
ITEM 7A   Quantitative and Qualitative Disclosures about Market Risk                                               14
ITEM 8    Financial Statements and Supplementary Data
          Quarterly Financial Results for 2004 and 2003                                                            29
          Management's Report on Financial Statements                                                              30
          Reports of Independent Public Accountants                                                                31
          Consolidated Balance Sheets at December 31, 2004 and 2003                                                33
          Consolidated Statements of Income for each of the years in the
            three-year period ended December 31, 2004                                                              34
          Consolidated Statements of Changes in Shareholders' Equity for each of the
            years in the three-year period ended December 31, 2004                                                 35
          Consolidated Statements of Cash Flows for each of the years in the
            three-year period ended December 31, 2004                                                              36
          Notes to Consolidated Financial Statements                                                               37

ITEM 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     30
ITEM 9A   Controls and Procedures                                                                                  30
ITEM 9B   Other Information                                                                                        30

----------------------------------------------------------------------------------------------------------------------

PART III
--------
ITEM 10   Directors and Executive Officers of the Registrant                                                      *,7
ITEM 11   Executive Compensation                                                                                    *
ITEM 12   Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters                                                                                     *
ITEM 13   Certain Relationships and Related Transactions                                                            *
ITEM 14   Principal Accountant Fees and Services                                                                    *

---------------------------------------------------------------------------------------------------------------------

PART IV
-------
ITEM 15   Exhibits and Financial Statement Schedules                                                               59

--------------------------------------

  * The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance", "Report of the Audit and Compliance Committee" and "Code of Conduct" in the Registrant's Proxy Statement for the April 2005 Annual Meeting of Shareholders.

     The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Comparative Stock Performance", "Report of the Human Resources and Compensation Committee on Executive Compensation", and "Executive Compensation" in the Registrant's Proxy Statement for the April 2005 Annual Meeting of Shareholders.

  * The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the April 2005 Annual Meeting of Shareholders. The information required by
     Item 201(d) of Regulation S-K is disclosed herein. See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

     The information required by Item 13 is incorporated herein by reference to the information that appears under the heading "Related Party Transactions"' in the Registrant's Proxy Statement for the April 2005 Annual Meeting of Shareholders.

     The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the April 2005 Annual Meeting of Shareholders.

PART I

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

o General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o Plant closings or layoffs in the Corporation's primary market area could occur, which might negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
o    Changes in interest rates could increase or reduce income.
o    Competition among financial institutions may increase.
o Businesses that the Corporation is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
o New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation.
o    Adverse changes may occur in the securities market.

ITEM 1 - BUSINESS

     American National Bankshares Inc. (the "Corporation") is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the "Bank"), a national banking association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation. At December 31, 2004, the Corporation employed 213 full-time equivalent persons, and the relationship with employees is considered good.

American National Bank and Trust Company
     The Bank has been operating as a commercial bank headquartered in Danville, Virginia since its organization in 1909. The Bank has expanded through internal growth and through mergers and acquisitions. In 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. ("Mutual") into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two retail office purchases in 1995 and 1996 that added $57,700,000 in deposits and $6,925,000 in loans. The two acquisitions were accounted for as purchases and related core deposit intangible assets of $4,504,000 are being amortized over ten years. The Bank opened retail banking offices in Chatham and Martinsville, Virginia, closed a limited service retail office in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000. In March 2002, the Bank opened their fourteenth retail banking office in southern Henry County, Virginia. During 2004, the Bank opened a loan production office in Greensboro, North Carolina.

     The Bank has two wholly owned subsidiaries. ANB Mortgage Corp. originates and sells secondary-market mortgage loans. ANB Services Corporation, operating as ANB Investor Services and ANB Insurance Services, offers non-deposit investment products including mutual funds, equity securities, and a full-line of insurance products through an affiliation with Bankers Insurance LLC. In 2005, the Bank intends to discontinue the use of the two subsidiaries and offer the same products and services through the Bank.

     The operations of the Bank are conducted at fourteen retail offices located throughout the Bank's trade area, which includes the Cities of Danville and Martinsville, and Pittsylvania, Henry and Halifax Counties in Virginia, and the northern half of Caswell County in North Carolina. Seven of these offices are located in Danville, and there is one office each in Gretna, Chatham, Martinsville, Collinsville, southern Henry County, and South Boston, Virginia and Yanceyville, North Carolina. Commercial loan services are also provided through a loan production office located in Greensboro, North Carolina. The Bank operates eighteen automated teller machines at various locations in the trade area. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.

Competition and Markets
     The Corporation's primary service area is generally defined as the City of Danville; City of Martinsville; Town of South Boston; Pittsylvania, Henry and Halifax Counties in Virginia; City of Greensboro; Town of Yanceyville and the northern half of Caswell County in North Carolina. Vigorous competition exists in this service area. The Corporation competes not only with other commercial banks but also with diversified financial institutions, credit unions, money market and mutual fund providers, mortgage lenders, insurance companies, and finance companies. American National Bank and Trust Company has the largest deposit market share in both the City of Danville and in Pittsylvania County.

     The Corporation's market area, primarily known collectively as Southside Virginia, is under economic pressure. The region has traditionally been the home to textile, furniture and other manufacturing, and has served as a hub for tobacco production and distribution. While diversification has occurred in manufacturing in recent years, a textile firm and a tire manufacturing plant in Danville, as well as several large furniture manufacturers in the Henry County/City of Martinsville area, employ a significant workforce. Danville's second largest employer, Dan River Inc., a textile manufacturer, filed for Chapter 11 bankruptcy protection in 2004, and emerged from bankruptcy in early 2005. Increased global competition has negatively impacted the textile and furniture industries in the area with several plants closing due to competitive pressures or due to the relocation of some operations to foreign countries. Unemployment as a percent of the workforce remains greater than that of most other regions of Virginia. The area is also known as a center of commerce for the tobacco industry, and the major tobacco companies continue to operate leaf collection and processing facilities in the region. To offset the negative impact of the declining textile, furniture and tobacco industries, the region has been proactive in its economic development activities, which have produced job growth in the education, government and service sectors. The region is upgrading broadband Internet access. The Danville Regional Airport is testing NASA technology to make better use of the nation's general aviation airports. Research and development activities are conducted at the new Institute for Advanced Learning and Research, launched through a collaboration between two Virginia universities, one community college, and other local entities. A nanotechnology company is opening its manufacturing operations in Danville.

Supervision and Regulation
     The Corporation is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly, and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, the Corporation is directly affected by the Sarbanes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance and reporting procedures. The Corporation is complying with new SEC and other rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future.

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

     The primary supervisory authority of the Bank is the Comptroller of the Currency, which regularly examines such areas as capital adequacy, asset quality, management practices, earnings, liquidity, regulatory compliance, information systems, and other aspects of the Bank's operations. These examinations are designed primarily for the protection of the Bank's depositors. In addition to these regular examinations, the Bank must furnish the OCC periodic reports containing a full and accurate statement of its affairs.

Government Monetary Policies and Economic Controls
     The policies of the Federal Reserve Board have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. While these policies can materially affect the income of commercial banks, the impact of such conditions and policies upon the future business and earnings of the Corporation and the Bank cannot accurately be predicted.

Internet Access to Corporate Documents
     The Corporation provides access to their SEC filings through the corporate Web site at www.amnb.com. After accessing the Web site, the filings are available upon selecting the Investor Relations icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 2 - PROPERTIES

     The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation. As of December 31, 2004, the Bank maintained fourteen full service retail offices. Seven are located within the City of Danville, with others located in Gretna, Chatham, Martinsville, southern Henry County, Collinsville, and South Boston, Virginia and Yanceyville, North Carolina. The Bank operates a loan production office in Greensboro, North Carolina. The Bank leases additional space in Martinsville for use by its trust and investment services division and its mortgage lending division.

     The principal executive offices of the Corporation, as well as the principal executive offices of the Bank, are located at 628 Main Street in the business district of Danville, Virginia. This building, owned by the Bank, was originally constructed in 1973 and has three floors totaling 27,000 square feet.

     The Corporation owns a building located at 103 Tower Drive in Danville, Virginia. This three-story facility totaling 15,000 square feet was constructed in 1985 and serves as a retail banking office. It also houses certain of the Corporation's finance, administrative, and operations staff.

     The Corporation owns an office building on 203 Ridge Street, Danville, Virginia, which is currently leased to Bankers Insurance, LLC. The Bank has a minority ownership interest in Bankers Insurance, LLC.

     The Bank leases a two-building office complex in Martinsville, Virginia, that houses a retail banking office, a trust and investment services office, and a mortgage lending office. This building serves as the headquarters for the Martinsville/Henry County market. The Bank also leases the retail banking offices in South Boston and on West Main Street in Danville, Virginia, as well as a loan production office in Greensboro, North Carolina and a storage warehouse in Danville. Total lease payments in 2004 for these facilities, as well as for ATM leases at non-retail office locations, were $153,000.

     The Bank owns nine other retail office locations for a total of eleven owned retail office locations. There are no mortgages or liens against any of the properties owned by the Bank or the Corporation.

     The Bank operates eighteen Automated Teller Machines ("ATMs") on owned or leased facilities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following lists the executive officers of the registrant, their age as of December 31, 2004 and their position.

Name                         Age        Position
------------------------     ---        ------------------------------------------------------------------------------------------
Charles H. Majors            59         President & Chief Executive Officer of the Corporation and the Bank

E. Budge Kent, Jr.           65         Executive Vice President of the Corporation; Executive Vice President and Chief Trust &
                                          Investment Officer of the Bank

R. Helm Dobbins              53         Senior Vice President of the Corporation; Senior Vice President & Chief Credit Officer of
                                          the Bank since June 2003; Executive Vice President and Chief Credit Officer of Citizens
                                          Bank and Trust Co. from 1998 to 2003.

Dabney T.P. Gilliam, Jr.     50         Senior Vice President of the Corporation; Senior Vice President, Chief Banking Officer &
                                          Senior Loan Officer of the Bank

Jeffrey V. Haley             44         Senior Vice President of the Corporation; Senior Vice President & Chief Administrative
                                          Officer of the Bank

Neal A. Petrovich            42         Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the
                                          Corporation; Senior Vice President, Chief Financial Officer and Cashier of the Bank;
                                          Senior Vice President of SouthTrust Bank from 2002 to 2004; Executive Vice President and
                                          Chief Financial Officer of Bank of Tidewater from 1995 to 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

     The Corporation's common stock is traded on the Nasdaq National Market under the symbol "AMNB". At year end 2004, the Corporation had 1,365 shareholders of record. The table below presents the high and low closing sales prices known to management for the Corporation's common stock and dividends declared for the past two years. Market value and dividends are shown per share and are based on the shares outstanding for 2004 and 2003.

     Market Price of the Corporation's Common Stock

                                                NASDAQ closing price                            Dividends
                                         ---------------------------------                      Declared
             2004                             High                  Low                         Per Share
--------------------------                ----------            ----------                     ----------
4th quarter                               $    25.33            $    24.06                     $      .20
3rd quarter                                    24.31                 21.55                            .20
2nd quarter                                    25.26                 21.01                            .20
1st quarter                                    26.75                 23.25                            .19
                                                                                               ----------
                                                                                               $      .79
                                                                                               ==========

                                                                                                Dividends
                                                                                                Declared
             2003                             High                 Low                          Per Share
--------------------------                ----------            ----------                     ----------
4th quarter                               $    27.23            $    24.99                     $      .19
3rd quarter                                    28.11                 24.77                            .19
2nd quarter                                    25.96                 22.87                            .19
1st quarter                                    27.06                 24.30                            .18
                                                                                               ----------
                                                                                               $      .75
                                                                                               ==========

     The table below presents share repurchase activity during the quarter ended December 31, 2004.

                        Repurchases Made During the Quarter Ended December 31, 2004
                                                              Total Number of Shares     Maximum Number of
                                Total Number      Average      Purchased as Part of     Shares that May Yet
                                  of Shares      Price Paid     Publicly Announced      Be Purchased Under
                                  Purchased      Per share            Program               the Program
                                -----------      ----------   ----------------------    -------------------
October 1-31, 2004                   5,000          $ 25.25               5,000                 168,100
November 1-30, 2004                      -                -                   -
December 1-31, 2004                      -                -                   -
                                     -----          -------               -----
                                     5,000          $ 25.25               5,000
                                     =====          =======               =====

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

     The Plan was approved by the shareholders at the 1997 Annual Meeting, and is administered by a committee of the Board of Directors of the Corporation, each member of which is a "non-employee director" as defined in Rule 16b-3 under the Exchange Act. Unless sooner terminated, the Plan is in effect until December 31, 2006. Under the Plan, the committee determines which employees will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted

     Stock options shall become vested and exercisable in the manner specified by the committee. In general, each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.

                                                              Year Ended December 31, 2004
                                         ------------------------------------------------------------------------
                                         Number of Shares          Weighted-Average            Number of Shares
                                         to be Issued Upon        Per Share Exercise          Remaining Available
                                             Exercise                  Price of               for Future Issuance
                                           of Outstanding         Outstanding Options                Under
                                              Options                                          Stock Option Plan
                                         -----------------        -------------------         -------------------
Equity compensation plans
  approved by shareholders                       249,396                  $19.98                        8,472
Equity compensation plans not
  approved by shareholders                             -                       -                           -
                                                 -------                  ------                        -----
Total                                            249,396                  $19.98                        8,472
                                                 =======                  ======                        =====

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Corporation for the last five years:
(in thousands, except per share amounts)

                                                           2004           2003          2002          2001           2000
                                                      ------------  -------------  ------------  ------------  -------------
Results of Operations:
Interest income.......................................  $ 30,120       $ 32,178      $ 35,135      $ 39,820       $ 38,606
Interest expense......................................     7,479          9,391        12,310        17,502         17,343
                                                      ------------  -------------  ------------  ------------  -------------
Net interest income...................................    22,641         22,787        22,825        22,318         21,263
Provision for loan losses.............................     3,095            920           873         1,015          1,020
Noninterest income....................................     6,510          6,671         5,712         5,668          4,771
Noninterest expense...................................    15,011         15,111        14,285        13,614         12,923
                                                      ------------  -------------  ------------  ------------  -------------
Income before income taxes............................    11,045         13,427        13,379        13,357         12,091
Income taxes..........................................     3,032          3,914         3,918         3,942          3,415
                                                      ------------  -------------  ------------  ------------  -------------
Net income............................................  $  8,013       $  9,513      $  9,461      $  9,415       $  8,676
                                                      ============  =============  ============  ============  =============

Period-end Balances:
Securities............................................  $188,163       $207,479      $163,824      $156,791       $162,929
Total loans...........................................   408,240        406,805       407,688       375,593        339,756
Total deposits........................................   485,272        501,688       473,562       464,012        426,588
Shareholders' equity..................................    71,000         71,931        70,736        65,397         63,338
Total assets..........................................   619,065        644,302       605,859       572,887        541,389

Per Share Information:
Earnings - basic......................................  $   1.43       $   1.67      $   1.63      $   1.58       $   1.42
Earnings - diluted....................................      1.42           1.65          1.62          1.58           1.42
Dividends.............................................       .79            .75           .71           .66           .585
Book value............................................     12.86          12.71         12.24         11.23          10.45

Ratios:
Return on average assets...............................     1.26%          1.52%         1.63%         1.69%          1.70%
Return on average shareholders' equity.................    11.15%         13.52%        13.97%        14.49%         14.74%
Average shareholders' equity/average assets............    11.34%         11.27%        11.64%        11.68%         11.54%
Total risk-based capital/assets........................    16.73%         15.99%        15.63%        15.56%         17.09%
Dividend payout ratio..................................    55.05%         44.90%        43.52%        41.68%         41.07%
Net charge-offs to average loans.......................      .10%           .30%          .15%          .12%           .13%
Allowance for loan losses to period-end loans..........     1.96%          1.30%         1.38%         1.42%          1.40%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of American National Bankshares Inc. and American National Bank and Trust Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

RECLASSIFICATION

     In certain circumstances, reclassifications have been made to prior period information to conform to the 2004 presentation.

CRITICAL ACCOUNTING POLICIES

     The Corporation's critical accounting policies are listed below. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's 2004 Annual Report on Form 10-K.

     The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact those transactions could change.

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS" No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market, and the loan balance.

     The Corporation's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified loans. The financial condition of the borrower and the fair market value of collateral are among the factors used to estimate these losses. The unallocated allowance includes estimated losses whose impact on the portfolio have yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

Stock Based Compensation

     The Corporation accounts for its stock compensation plan under the recognition and measurement principles of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Non-GAAP Presentations

     The management's discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under GAAP.

     The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

                               EXECUTIVE OVERVIEW

     Net income for the year ended December 31, 2004 was $8.0 million, a decrease of 15.8% over the $9.5 million earned in 2003. On a basic per share basis, net earnings totaled $1.43 and on a diluted per share basis earnings totaled $1.42 for the year 2004. For the year 2003, basic earnings per share were $1.67 and diluted earnings per share were $1.65.

     The decline in earnings was due to two major factors. First, the Corporation added an additional $2.0 million to its allowance for loan losses primarily related to a $4.5 million loan secured by a hotel in a major North Carolina metropolitan area. Although payments on the loan have always been current, the cash flow and collateral valuation of the hotel has deteriorated; thus, the loan was deemed impaired and was placed on nonaccrual status at December 31, 2004. Secondly, the Corporation recorded a $985,000 impairment charge on $4.5 million of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") perpetual preferred stock. Based upon a detailed analysis, the Corporation concluded both securities were "other-than-temporarily impaired" at December 31, 2004 as defined by accounting interpretations.

     Despite these two significant asset impairments, the Corporation recorded good profitability measurements in 2004. Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders' equity (net income as a percentage of average common shareholders' equity). The Corporation's return on average assets during 2004 was 1.26% which is slightly higher than the Corporation's peer group average. Return on equity was 11.15%.

     The Corporation recognizes that its current market area is marked by slow, or negative, economic growth, due primarily to declines in manufacturing and tobacco processing. Consequently, the Corporation's strategic plan calls for growth in faster-growing, nearby markets. Other current priorities are to:

o increase the size of the Corporation's loan portfolio without sacrificing credit quality,
o grow checking, savings, and money market deposits,
o increase fee income through our trust, investment, and mortgage banking services, and
o continue to control costs.

                          ANALYSIS OF OPERATING RESULTS

NET INTEREST INCOME

     Net interest income, the Corporation's largest source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume and mix of interest-earning assets and interest-bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent ("FTE") basis. The difference between income recorded on interest-earning assets and expense recorded on interest-bearing liabilities is referred to as net interest income. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities.

     Net interest income on a tax-equivalent basis was stable from 2002 to 2004, ranging from $23.7 million to $23.8 million. Interest income declined $2.0 million from 2003 to 2004 due primarily to pay-downs of participation loans and a general decline in interest rates. Interest expense declined $1.9 million during this same period, due to the lowering of interest rates paid on deposit accounts and a reduction in higher-cost certificates of deposit. From 2002 to 2003, the positive impact from growth in earning assets was offset by the impact of lower rates earned on those assets.

     The FTE-adjusted net interest margin is a measure used in evaluating the management of earning assets and interest-bearing liabilities. The FTE-adjusted net interest margin was 3.90% in 2004, 3.98% in 2003, and 4.28% in 2002. In addition to the changes in the Corporation's balance sheet, the primary cause of the net interest margin changes was the rapid drop in interest rates as the Federal Reserve reduced short-term interest rates to stimulate the economy. The Federal Reserve lowered the benchmark federal funds rate from 6.50% at the beginning of 2001 to 1.00% by June 2003. As a result, the Corporation's prime lending rate declined from 9.50% at the beginning of 2001 to 4.00% by June 2003. The prime lending rate remained at 4.00%, a historically low rate, until June 2004, when the Federal Reserve began increasing the federal funds rate. From June 2004 through February 2005, the federal funds rate increased from 1.00% to 2.50%; in turn, the prime lending rate increased from 4.00% to 5.50% during this time. The increase positively impacted the Corporation's net interest income during the second half of 2004. Almost half of the Corporation's loan portfolio is tied to the prime rate.

     The following presentation is an analysis of net interest income on a taxable equivalent basis for the years 2004, 2003, and 2002. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis.

                     Table 1 - Net Interest Income Analysis
                          (in thousands, except rates)

                                      Average Balance                Interest Income/Expense          Average Yield/Rate
                               -----------------------------    ----------------------------    ------------------------------
                                 2004       2003      2002        2004      2003      2002        2004       2003       2002
                               --------   --------  --------    --------  --------  --------    --------   --------   --------
Loans:
  Commercial                   $ 94,643   $115,377  $113,284    $  4,992  $  6,723  $  7,495       5.27 %     5.83 %      6.62 %
  Real Estate                   290,884    276,133   244,988      16,237    16,129    16,139       5.58       5.84        6.59
  Consumer                       18,168     27,360    33,122       1,664     2,478     3,641       9.16       9.06       10.99
                               --------   --------  --------    --------  --------  --------     --------   --------    --------
    Total loans                 403,695    418,870   391,394      22,893    25,330    27,275       5.67       6.05        6.97
                               --------   --------  --------    --------  --------  --------     --------   --------    --------

Securities:
  Federal agencies               99,263     71,153    43,063       3,169     2,365     1,942       3.19       3.32        4.51
  Mortgage-backed                23,842     30,745    40,055       1,046     1,316     2,352       4.39       4.28        5.87
  State and municipal            52,247     43,993    39,173       3,059     2,844     2,667       5.85       6.46        6.81
  Other                          19,776     22,696    26,962         923     1,247     1,629       4.67       5.49        6.04
                               --------   --------  --------    --------  --------  --------     --------   --------    --------
    Total securities            195,128    168,587   149,253       8,197     7,772     8,590       4.20       4.61        5.76
                               --------   --------  --------    --------  --------  --------     --------   --------    --------

Deposits in other banks          10,092     11,236    15,792         132       110       248       1.31        .98        1.57
                               --------   --------  --------    --------  --------  --------     --------   --------    --------

  Total interest-earning assets 608,915    598,693   556,439      31,222    33,212    36,113       5.13       5.55        6.49
                                                                --------  --------  --------     --------   --------    --------

Non-earning assets               24,676     25,918    25,459
                               --------   --------  --------

  Total assets                 $633,591   $624,611  $581,898
                               ========   ========  ========

Deposits:
  Demand                       $ 73,338   $ 63,858  $ 59,852         269       225       417        .37        .35         .70
  Money market                   53,305     47,293    42,369         428       478       775        .80       1.01        1.83
  Savings                        83,814     80,876    70,073         439       712     1,048        .52        .88        1.50
  Time                          204,945    230,070   229,074       4,843     6,500     8,607       2.36       2.83        3.76
                               --------   --------  --------    --------  --------  --------     --------   --------    --------
    Total deposits              415,402    422,097   401,368       5,979     7,915    10,847       1.44       1.88        2.70

Repurchase agreements            46,787     40,917    34,183         528       497       635       1.13       1.21        1.86
Other borrowings                 20,931     21,578    17,274         972       979       828       4.64       4.54        4.79
                               --------   --------  --------    --------  --------  --------     --------   --------    --------
  Total interest bearing
    liabilities                 483,120    484,592   452,825       7,479     9,391    12,310       1.55       1.94        2.72
                               --------   --------  --------    --------  --------  --------     --------   --------    --------

Noninterest bearing
  demand deposits                76,123     66,300    58,075
Other liabilities                 2,846      3,352     3,289
Shareholders' equity             71,862     70,367    67,709
                               --------   --------  --------
  Total liabilities and
    shareholders' equity       $633,951   $624,611  $581,898
                               ========   ========  ========

Interest rate spread                                                                               3.58 %     3.61 %      3.77 %
                                                                                                 ========   ========    ========
Net interest margin                                                                                3.90 %     3.98 %      4.28 %
                                                                                                 ========   ========    ========

Net interest income (taxable equivalent basis)                    23,743    23,821    23,803
Less:  Taxable equivalent adjustment                               1,102     1,034       978
                                                                --------  --------  --------
Net interest income                                             $ 22,641  $ 22,787  $ 22,825
                                                                ========  ========  ========

     Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

         Table 2 - Changes in Net Interest Income (Rate/Volume Analysis)
                                 (in thousands)

                                                       2004 vs. 2003                             2003 vs. 2002
                                           -------------------------------------      -------------------------------------
                                            Interest     Change Attributable to        Interest     Change Attributable to
                                            Increase     -----------------------       Increase    -----------------------
                                           (Decrease)      Rate         Volume        (Decrease)      Rate         Volume
                                           ----------    ---------    ----------       ----------   ---------    ----------
Interest income
Loans:
  Commercial                               $ (1,731)     $  (598)     $ (1,133)        $   (772)    $   (908)    $    136
  Real Estate                                   108         (733)          841              (10)      (1,939)       1,929
  Consumer                                     (814)          28          (842)          (1,163)        (585)        (578)
                                           ----------    ---------    ----------       ----------   ----------   ----------
    Total loans                              (2,437)      (1,303)       (1,134)          (1,945)      (3,432)       1,487
                                           ----------    ---------    ----------       ----------   ----------   ----------
Securities:
  Federal agencies                              804          (97)          901              423         (606)       1,029
  Mortgage-backed                              (270)          32          (302)          (1,036)        (558)        (478)
  State and municipal                           215         (285)          500              177         (139)         316
  Other securities                             (324)        (175)         (149)            (382)        (139)        (243)
                                           ----------    ---------    ----------       ----------   ----------   ----------
    Total securities                            425         (525)          950             (818)      (1,442)         624
                                           ----------    ---------    ----------       ----------   ----------   ----------
Deposits in other banks                          22           34           (12)            (138)         (78)         (60)
                                           ----------    ---------    ----------       ----------   ----------   ----------
  Total interest income                      (1,990)      (1,794)         (196)          (2,901)      (4,952)       2,051
                                           ----------    ---------    ----------       ----------   ----------   ----------

Interest expense
Deposits:
  Demand                                         44           10            34             (192)        (218)          26
  Money market                                  (50)        (106)           56             (297)        (379)          82
  Savings                                      (273)        (298)           25             (336)        (479)         143
  Time                                       (1,657)        (994)         (663)          (2,107)      (2,144)          37
                                           ----------    ---------    ----------       ----------   ----------   ----------
    Total deposits                           (1,936)      (1,388)         (548)          (2,932)      (3,220)         288
Repurchase agreements                            31          (37)           68             (138)        (247)         109
Other borrowings                                 (7)          23           (30)             151          (46)         197
                                           ----------    ---------    ----------       ----------  -----------   ----------
  Total interest expense                     (1,912)      (1,402)         (510)          (2,919)      (3,513)         594
                                           ----------    ---------    ----------       ----------  -----------   ----------
Net interest income                        $    (78)     $  (392)     $    314         $     18    $  (1,439)    $  1,457
                                           ==========    =========    ==========       ==========  ===========   ==========

MARKET RISK MANAGEMENT

     Effectively managing market risk is essential to achieving the Corporation's financial objectives. Market risk reflects the risk of economic loss resulting from adverse changes in interest rates and market prices. The Corporation is not subject to currency exchange risk or commodity price risk.

     As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The magnitude of the change in earnings resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

     The Asset/Liability Investment Committee ("ALCO") is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. The Corporation's primary objectives for managing interest rate volatility are to maximize net interest income while ensuring adequate liquidity and managing interest rate risk within established policy guidelines. ALCO is also responsible for evaluating the competitive rate environment and reviewing investment portfolio transactions.

     The Corporation's interest rate sensitivity position at December 31, 2004 is illustrated in the following table. The table presents the carrying amount of assets and liabilities in the periods they are expected to reprice or mature.

                Table 3 - Interest Rate Sensitivity Gap Analysis
                                 (in thousands)

                                                    Within           > 1 Year         > 3 Year
                                                    1 Year          to 3 Years       to 5 Years      > 5 Years           Total
                                                 --------------    -------------    -------------   -------------    -------------
Interest sensitive assets:
  Interest-bearing deposits
    with other banks                             $        197      $         -      $         -     $         -      $       197
  Securities (1)                                       29,738           69,851           33,376          54,858          187,823
  Loans (2)                                           276,163           99,004           27,173           5,900          408,240
                                                 --------------    -------------    -------------   -------------    -------------
    Total interest
      sensitive assets                                306,098          168,855           60,549          60,758          596,260
                                                 --------------    -------------    -------------   -------------    -------------

Interest sensitive liabilities:
  NOW and savings deposits                            164,009                -                -               -          164,009
  Money market deposits                                52,031                -                -               -           52,031
  Time deposits                                       123,401           51,604           18,960              11          193,976
  Repurchase agreements                                38,945                -                -               -           38,945
  Other borrowings                                      3,950            3,000           13,000           1,388           21,338
                                                 --------------    -------------    -------------   -------------    -------------
    Total interest
      sensitive liabilities                           382,336           54,604           31,960           1,399          470,299
                                                 --------------    -------------    -------------   -------------    -------------
Interest sensitivity gap                         $    (76,238)     $   114,251      $    28,589     $    59,359      $   125,961
                                                 ==============    =============    =============   =============    =============

Cumulative interest sensitivity gap              $    (76,238)     $    38,013      $    66,602     $   125,961
                                                 ==============    =============    =============   =============

Percentage cumulative gap
  to total interest sensitive assets                    (12.8)%            6.4 %           11.2 %          21.1 %

-----------------------------------------

(1) Securities based on amortized cost.
(2) Loans include loans held for sale and are net of unearned income.

     Because of inherent limitations in gap analysis, the Corporation uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to measure the sensitivity of projected earnings to changes in interest rates. The projected changes in net interest income are calculated and monitored by ALCO as indicators of interest rate risk. Simulation takes into account the Corporation's current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, projected prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios. Management believes the simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that affect rates on loans and securities.

     Table 4 shows the estimated impact of changes in interest rates up and down 1%, 2% and 3% on net interest income as of December 31, 2004, assuming immediate and parallel shifts in interest rates.

  Table 4 - Change in Net Interest Income and Market Value of Portfolio Equity
                                 (in thousands)

                             2004                        2003
                   ------------------------     ------------------------
                          Changes in                  Changes in
     Change in      Net Interest Income (1)     Net Interest Income (1)
     Interest      ------------------------     ------------------------
     Rates           Amount       Percent         Amount       Percent
     -----------   ----------   -----------     ----------   -----------
       Up  3%       $  1,476        6.31 %       $  2,586       10.99 %
       Up  2%          1,094        4.68            1,571        6.67
       Up  1%            604        2.58            1,111        4.72
       Down 1%          (704)      (3.01)            (842)      (3.58)
       Down 2%        (1,755)      (7.51)          (2,257)      (9.59)
       Down 3%        (3,030)     (12.96)          (3,686)     (15.66)

     (1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.

     The projected changes in net interest income to changes in interest rates at December 31, 2004, were within compliance of established policy guidelines. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

     The Corporation cannot predict future interest rates or their exact effects on net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and balance sheet composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Certain assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology uses estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

     Based on the modeling system used by the Corporation to measure the impact of rate changes to net interest income, an increase of 1% to the federal funds rate, and the resulting changes to the Wall Street Journal prime rate and expected changes to the U.S. Treasury interest rate curve would add, for a full twelve month period, $604,000 to net interest income. Should the same rates decrease by 1%, pre-tax net interest income would decline by $704,000 for a twelve month period.

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

NONINTEREST INCOME

     Noninterest income totaled $6.5 million in 2004 compared with $6.7 million in 2003 and $5.7 million in 2002. This represented a decrease of 2.4% for 2004, compared to an increase of 16.8% for 2003. The primary reason for the decline in 2004 was a $985,000 impairment charge on $4.5 million of FHLMC and FNMA perpetual preferred stock. Based upon a detailed analysis, the Corporation concluded both securities were "other-than-temporarily impaired" at December 31, 2004 as defined by accounting interpretations. Excluding this impairment charge, 2004 noninterest income would have increased 12.4% over 2003.

     Fees from the management of trusts, estates and asset management accounts totaled $3.0 million in 2004, an increase of 18.0% over 2003. Trust fees in 2003 increased 0.3% from 2002. Fees in 2004 included income from the Corporation's trust office in Martinsville, which expanded in 2004. Increases in the equity markets also had a positive influence on 2004 fee income from trust activities. Declines in the equity markets placed pressure on the growth in fee income in 2003 and 2002. The Corporation's trust and investment services division managed assets with an approximate market value of $349 million at December 31, 2004, $338 million at December 31, 2003, and $298 million at December 31, 2002.

     Service charges on deposit accounts were $2.4 million in 2004, an increase of $248,000 or 11.5% from 2003. Service charges during 2003 totaled $2.2 million which was an increase of $457,000, or 26.8%, from 2002. The introduction of an overdraft protection program during 2003 was the primary reason for the increased fee income in 2003 and 2004.

     Other fees and commissions were $888,000 in 2004, $914,000 in 2003, and $816,000 in 2002. Non-customer ATM fees, debit and merchant credit card fees, safe deposit box rent, brokerage investment commissions and insurance commissions represent the majority of the income in this category. In 2004, income earned from the sale of consumer investment and insurance products declined. The increase in 2003 resulted primarily from growth in retail investment fees, interchange income from debit card transactions, and non-customer ATM transaction fees.

     Mortgage banking income represents fees from originating, selling, and to a lesser extent, brokering residential mortgage loans. Mortgage banking income was $612,000 in 2004, $571,000 in 2003, and $361,000 in 2002. Fee income rose in
2004 due to an improvement in the average yield earned per loan. Fee income increased in 2003 versus 2002 due to increased loan volume and increased yields. Increased refinance activity occurred in 2003 and 2004, contributing to the volume of loans originated and sold. Changes in interest rates directly impact the volume of refinance activity and, in turn, the amount of mortgage banking fee income earned.

     Securities are sold from time to time for balance sheet management purposes or because an investment no longer meets the Corporation's policy requirements. Net gains on sales of securities were $157,000 in 2004, $115,000 in 2003, and $39,000 in 2002.

     An other-than-temporary impairment charge of $985,000 on $4.5 million of FHLMC and FNMA perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of recent public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis recently completed by an outside party, and accounting interpretations.

     Other income increased from $385,000 in 2003 to $451,000 in 2004 due primarily to fee gains from the sale or disposal of real estate, including a former branch site. Other income increased $111,000 from 2002 to 2003 due largely to increases in check order income and dividends from an equity interest in a title insurance agency. The mortgage refinance boom of 2003 was the primary reason the dividend returns on the Corporation's investment in the title agency increased. 2003 other income also included funds from the Virginia Department of Transportation highway department to compensate the Corporation for a taking of property at one of the Danville retail banking offices.

NONINTEREST EXPENSE

     Noninterest expense for 2004 was $15.0 million compared with $15.1 million in 2003 and $14.3 million in 2002. Noninterest expense includes salaries, pension, health insurance and other employee benefits, occupancy and equipment expense, bank franchise tax expense, core deposit intangible amortization and other expenses.

     Salaries were $6.8 million in both 2004 and 2003. The impact of additional staff members and pay raises was offset by a decline in profit sharing and incentive expense. The Corporation did not meet its profitability goals in 2004; therefore, no profit sharing expense was accrued or paid. Salary expense of $6.8 million in 2003 increased $325,000, or 5.0%, over 2002 due to additional staffing as well as salary increases for existing staff.

     Pension and other employee benefits declined $115,000 from 2003 to 2004, due primarily to a reduction in profit sharing expense. Pension and other employee benefits increased $343,000 from 2002 to 2003, due to increased premiums on medical insurance and higher pension costs. Other benefit cost increases could be traced to additional staffing or plan participation as social security taxes, Medicare taxes, and 401k contribution expenses increased.

     Occupancy and equipment expense declined $56,000 or 2.2% in 2004 over 2003, due to a decline in depreciation expense. Occupancy and equipment expense increased marginally in 2003, primarily driven by increases in computer software maintenance and other small increases relating to facility utilities expenses.

     Bank franchise tax expense was $555,000 in 2004, compared with $547,000 in 2003 and $513,000 in 2002. This expense is based in large part on the level of shareholders' equity at each year-end.

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

     Other expense increased $112,000 or 3.8% from 2003 to 2004. The largest contributor to this change was an increase in professional fees, which included an increase in legal fees of $33,000 due to additional loan collection activities, and a $32,000 increase in audit expense due primarily to costs of complying with the requirements of the Sarbanes-Oxley Act ("SOX"). With the exception of documenting information technology controls, management chose to use internal staff to perform the documentation and testing requirements of SOX. The audit expense referred to above includes only direct expenses paid to an outside firm for technology controls documentation and those paid to the Corporation's public accounting firm to audit management's assessment of internal controls. It does not include internal costs associated with SOX.

     Management continues to focus on controlling overhead expenses in relation to income growth. The efficiency ratio, a productivity measure used to determine how well noninterest expense is managed, was 48.5%, 49.7%, and 48.4% for 2004, 2003, and 2002, respectively. A lower efficiency ratio indicates more favorable expense efficiency. Leaders in expense efficiency in the banking industry have achieved ratios in the 45-55% range while the peer group average is approximately 60%. The Corporation's strategy of expanding into higher growth markets could negatively impact the efficiency ratio in the short term.

INCOME TAX PROVISION

     Applicable income taxes on 2004 earnings amounted to $3.0 million, resulting in an effective tax rate of 27.5%, compared to 29.2% in 2003 and 29.3% in 2002. The Corporation was subject to a blended Federal tax rate of 34.1% in 2004, 34.3% in 2003, and 34.2% in 2002. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The decrease in the effective tax rate for 2004 as compared to 2003 was a result of the increase in earnings from tax-exempt assets as a percentage of total income.

                   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

GENERAL

     Average assets were $633.6 million in 2004, compared with $624.6 million in 2003. Average loans declined $15.2 million, or 3.6% from 2003 to 2004, reflecting strong competition in our market, pay-downs of participation loans, and more stringent underwriting requirements. Average deposits increased $3.1 million or 0.6% as redemptions of higher cost certificates of deposit offset most of the increase in demand, money market, and savings deposits. Average certificates of deposit declined $25.1 million, or 10.9% from 2003 to 2004 due in large part to high rates of interest for certificates of deposit offered by competitors. During 2004, the Corporation chose not to be aggressive in its certificate of deposit pricing, instead focusing on growth in low cost deposits. The Corporation will continue to focus on growing low cost deposits through its business development efforts aimed at expanding customer relationships.

SECURITIES

     The securities portfolio consists primarily of investments for which an active market exists. The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.

     The securities portfolio consists of two components, securities held to maturity and securities available for sale. Securities are classified as held to maturity based on management's intent and the Corporation's ability, at the time of purchase, to hold such securities to maturity. These securities are carried at amortized cost. Securities which may be sold in response to changes in market interest rates, changes in prepayment or credit risk, liquidity needs, or other factors are classified as available for sale and are carried at estimated fair value.

     An other-than-temporary impairment charge of $985,000 on $4.5 million of FHLMC and FNMA perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of recent public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis recently completed by an outside party, and accounting interpretations.

                         Table 5 - Securities Portfolio

     This table presents information on the amortized cost, maturities and taxable equivalent yields of securities at the end of the last 3 years (in thousands, except yields):

--------------------------------------------------------------------------------------------------------------------------------
                                                2004                            2003                            2002
                                     ----------------------------   ----------------------------    ----------------------------
                                                      Taxable                         Taxable                         Taxable
                                       Amortized      Equivalent      Amortized       Equivalent      Amortized       Equivalent
                                          Cost        Yield              Cost         Yield              Cost         Yield
                                     -------------   ------------   -------------    -----------    -------------    -----------
Federal Agencies:
  Within 1 year                          $ 12,012           3.98%       $ 18,033           1.40%        $  1,000          2.55%
  1 to 5 years                             56,456           2.87          63,199           3.24           40,650          4.17
  5 to 10 years                            18,997           3.80          33,670           2.81           17,642          3.13
  Over 10 years                                 -              -               -              -                -             -
                                     -------------   ------------   -------------    -----------    -------------    ----------
    Total                                  87,465           3.22         114,902           2.82           59,292          3.83
                                     -------------   ------------   -------------    -----------    -------------    ----------

Mortgage-backed:
  Within 1 year                                24           5.62               -              -            1,144          6.48
  1 to 5 years                              3,770           4.32           1,259           3.13              281          6.62
  5 to 10 years                            13,482           4.47           8,958           4.95           14,429          4.81
  Over 10 years                            12,033           4.32          10,703           4.71           19,499          5.87
                                     -------------   ------------   -------------    -----------    -------------    ----------
    Total                                  29,309           4.39          20,920           4.72           35,353          5.46
                                     -------------   ------------   -------------    -----------    -------------    ----------

State and Municipal:
  Within 1 year                             3,849           5.89           2,150           6.71            3,204          6.76
  1 to 5 years                             18,730           6.03          17,019           6.11           17,720          6.44
  5 to 10 years                            26,886           4.97          26,689           5.14           14,678          6.56
  Over 10 years                             4,257           6.15           3,912           6.52            3,677          6.97
                                     -------------   ------------   -------------    -----------    -------------    ----------
    Total                                  53,722           5.51          49,770           5.65           39,279          6.56
                                     -------------   ------------   -------------    -----------    -------------    ----------

Other Securities:
  Within 1 year                             2,706           6.03           2,003           6.15            5,219          6.45
  1 to 5 years                              8,070           5.58          10,891           6.02           13,434          6.13
  5 to 10 years                                 -              -               -              -                -             -
  Over 10 years                             6,551           2.43           7,029           2.91            7,335          5.17
                                     -------------   ------------   -------------    -----------    -------------    ----------
    Total                                  17,327           4.46          19,923           4.94           25,988          5.92
                                     -------------   ------------   -------------    -----------    -------------    ----------

    Total portfolio                      $187,823           4.17%       $205,515           3.91%        $159,912          5.20%
                                     =============   ============   =============    ===========    =============    ==========


     The securities portfolio declined from $205.5 million at year-end 2003 to $187.8 million at year-end 2004, as investment maturities were used to fund redemptions of time deposits. The securities portfolio grew from $159.9 at year-end 2002 to $205.5 at year-end 2003, due to deposit increases. The securities portfolio at December 31, 2003 also included a $15.0 million short-term investment used to offset a large customer deposit made in December 2003. Note 2 of the consolidated financial statements provides details of the amortized cost, unrealized gains and losses, and estimated fair value of each category of the investment portfolio as of December 31, 2004 and 2003. The state and municipal securities portfolio is diversified among many different issues and localities.

LOANS

     The Corporation focuses its lending efforts on commercial loans to small and medium-sized businesses, construction and commercial real estate loans, equity lines and mortgages. Average loans declined $15.2 million, or 3.6% from 2003 to 2004, reflecting strong competition in our market, pay-downs of participation loans, and more stringent underwriting requirements. Loans held for sale are loans originated and in process of being sold to the secondary market. These loans totaled $971,000 at December 31, 2004 and $560,000 at December 31, 2003. The discussion below excludes loans held for sale.

     Despite the decline in average loans from 2003 to 2004, loan growth was strong during the latter part of 2004. Total loans ended the year at $407.3 million, up slightly from $406.2 million at December 31, 2003. Loans outstanding in the Corporation's Greensboro, North Carolina loan production office, opened in April 2004, were approximately $6.9 million at December 31, 2004. The majority of those loans were to provide financing for residential construction and development activities. During 2004, loan production across all the Corporation's market was strongest in construction, land development, and commercial real estate lending. Commercial and industrial loans continued to decline due to a softening of demand for those types of loans. Consumer loans continued to decline due to strong competition from other financial institutions and captive finance companies. Management anticipates this trend to continue in 2005 and considers the loan portfolio to be diversified as it consists of 33.0% in residential real estate loans, 44.6% in other real estate secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 18.6% in commercial, industrial and agricultural loans, and 3.8% in consumer loans as of December 31, 2004.

     The Corporation does not participate in highly leveraged lending transactions, as defined by the bank regulators and there are no loans of this nature recorded in the loan portfolio. The Corporation has no foreign loans in its portfolio. At December 31, 2004, the Corporation had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans (in thousands):

     Table 6 illustrates loans by type. Table 7 presents the maturity schedule of selected loan types.

                                 Table 6 - Loans
                                  (in thousands)

                                                   2004         2003         2002         2001          2000
                                                 --------     --------     --------     --------      --------
Real estate loans:
  Construction and land development              $ 34,101     $ 12,790     $  9,208     $ 10,282      $  9,284
  Secured by farmland                               2,853        3,430        1,485        1,110         1,616
  Secured by 1-4 family residential
    properties                                    134,292      136,229      129,905      126,607       121,449
  Secured by multi-family (5 or more)
    residential properties                          9,033        6,801        6,329        6,385         5,023
  Secured by nonfarm, nonresidential
    properties                                    135,767      126,164      107,263       88,648        67,312

Loans to farmers                                    1,442        1,618        1,844        1,452         1,625
Commercial and industrial loans                    70,336       91,419      113,575       98,324        83,428
Consumer loans                                     15,248       23,581       32,008       36,077        44,389
Loans for nonrated industrial
  development obligations                           4,069        4,077        4,745        6,436         5,590
Deposit overdrafts                                    128          136           41           19            40
                                                 --------     --------     --------     --------      --------
  Loans - net of unearned income                 $407,269     $406,245     $406,403     $375,340      $339,756
                                                 ========     ========     ========     ========      ========

                       Table 7 - Scheduled Loan Maturities
                                 (in thousands)

                         Commercial
                             and           Real Estate
                         Agricultural      Construction         Total
                         ------------      ------------      ----------
     1 year or less        $ 19,821          $ 19,302        $  39,123
     1-5 years               34,564             2,968           37,532
     After 5 years           21,462            11,831           33,293
                         ------------      ------------      ----------
       Total               $ 75,847          $ 34,101        $ 109,948
                         ============      ============      ==========

     Of the loans due after one year, $11,309 have predetermined interest rates and $59,516 have floating or adjustable interest rates.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The allowance is increased by the provision for losses and by recoveries from losses. Charge-offs of loan balances decrease the allowance.

     The Corporation's lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Corporation's Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Corporation's Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

     The Corporation's Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans, impaired loans, and other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions.

     A significant portion of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania, Henry and Halifax Counties in Virginia, Town of Yanceyville and the northern half of Caswell County in North Carolina, is under economic pressure. The region has traditionally been heavily dependent on manufacturing. While diversification has occurred in manufacturing in recent years, a textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry in the area with several manufacturers closing due to competitive pressures or due to the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. An inherent risk to the loan portfolio exists if significant declines continue in the manufacturing sector along with a corresponding reduction in employment.

     There are additional risks of future loan losses that cannot be precisely quantified or attributed to particular loans or classes of loans. Since those factors include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The sum of these elements is the Credit Committee's recommended level for the allowance. The unallocated portion of the allowance is based on loss factors that cannot be associated with specific loans or loan categories. These factors include management's subjective evaluation of such conditions as credit quality trends, collateral values, portfolio concentrations, specific industry conditions in the regional economy, regulatory examination results, internal audit and loan review findings, and recent loss experiences in particular portfolio segments. The unallocated portion of the allowance for losses reflects management's attempt to ensure that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses.

     The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

     In December 2004, the Corporation added an additional $2.0 million to its allowance for loan losses primarily related to a $4.5 million loan secured by a hotel in a major North Carolina metropolitan area. Although payments on the loan have always been current, the cash flow and collateral valuation of the hotel has deteriorated; thus, the loan was deemed impaired and was placed on nonaccrual status at December 31, 2004.

     Due primarily to the provision needed for the hotel loan noted above, the provision for loan losses increased significantly from $920,000 in 2003 to $3.1 million in 2004. The provision for loan losses was $873,000 in 2002.

     Loans charged off, net of recoveries, totaled $405,000 in 2004, $1,250,000 in 2003, and $585,000 in 2002. The ratio of net charge-offs to average loans was 0.10% in 2004, 0.30% in 2003, and 0.15% in 2002. In 2003, a partial charge-off of one commercial loan accounted for $744,000 of the net charge-offs for that year. Table 10 presents the Corporation's loan loss and recovery experience for the past five years.

     The allowance for loan losses totaled $8.0 million at December 31, 2004, an increase of $2.7 million over December 31, 2003. The increase was primarily attributable to the additional provision related to the hotel loan discussed above. The ratio of the allowance to loans, less unearned income, at December 31, 2004, 2003, and 2002, was 1.96%, 1.30%, and 1.38%, respectively. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the Corporation's loan portfolio at December 31, 2004.

     The allowance for loan losses is allocated to loan types based upon historical loss factors; risk grades on individual loans; portfolio analyses of smaller balance, homogenous loans; and qualitative factors. Qualitative factors include trends in delinquencies, nonaccruals, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit. The assessed risk of loan loss is higher in the commercial and consumer loan categories than in the residential real estate categories. Table 8 summarizes the allocation of the allowance for loan losses for the past five years.

                Table 8 - Allocation of Allowance for Loan Losses

     Management has allocated the allowance for loan losses to loan categories as follows (in thousands):

                       2004                  2003                    2002                   2001                   2000
                 ------------------     -----------------     ------------------     ------------------     ------------------
                           Percent               Percent                Percent                Percent                Percent
                           of loans              of loans               of loans               of loans               of loans
                           in each               in each                in each                in each                in each
                           category              category               category               category               category
                           to total              to total               to total               to total               to total
                  Amount   loans        Amount   loans         Amount   loans         Amount   loans         Amount   loans
                 --------  --------    --------  --------     --------  --------     --------  --------     --------  --------
Commercial
(including
commercial
real estate)      $5,927      61 %      $2,881      59 %       $3,196      59 %       $2,005      55 %       $1,691      50 %

Real estate-
  residential      1,231      35           848      35            781      33            236      35            177      37

Consumer             816       4         1,141       6          1,247       8          1,276      10          1,304      13

Unallocated            8       -           422       -            398       -          1,817       -          1,574       -
                 --------  --------    --------  --------     --------  --------     --------  --------    ---------  --------
Balance at
  end of year     $7,982     100 %      $5,292     100 %       $5,622     100 %       $5,334     100 %       $4,746     100 %
                 ========  ========    ========  ========     ========  ========     ========  ========    =========  ========

                         Table 9 - Asset Quality Ratios
                                                       2004            2003             2002            2001             2000
                                                     --------        --------        ---------       ---------         --------
Allowance to loans                                      1.96 %          1.30 %           1.38 %          1.42 %           1.40 %
Net charge-offs to allowance                            5.07           23.62            10.41            8.00             8.60
Net charge-offs to average loans                         .10             .30              .15             .12              .13
Nonperforming assets to assets                          1.35             .56              .09             .16              .12
Nonperforming loans to year-end loans                   1.99             .82              .13             .22              .11
Provision to net charge-offs                          764.20           73.60           149.23          237.72           250.00
Provision to average loans                               .77             .22              .22             .28              .32
Allowance to nonperforming loans                         .98 X          1.60 X          10.41 X          6.46 X          12.33 X

                   Table 10 - Summary of Loan Loss Experience
                             (dollars in thousands)

                                                       2004             2003             2002             2001           2000
                                                 ------------     ------------      -----------      -----------    ------------
Balance at beginning of period                        $5,292           $5,622           $5,334           $4,746          $4,135
                                                 ------------     ------------      -----------      -----------    ------------
Charge-offs:
  Commercial loans                                       169            1,004              343              141             141
  Real estate loans                                      129               80               33               59               9
  Consumer loans                                         357              373              364              402             417
                                                 ------------     ------------      -----------      -----------    ------------
                                                         655            1,457              740              602             567
                                                 ------------     ------------      -----------      -----------    ------------
Recoveries:
  Commercial loans                                        45              105               28               75              32
  Real estate loans                                       49                -                3                3               1
  Consumer loans                                         156              102              124               97             125
                                                 ------------     ------------      -----------      -----------    ------------
                                                         250              207              155              175             158
                                                 ------------     ------------      -----------      -----------    ------------
Net charge-offs                                          405            1,250              585              427             409
Provision for loan losses                              3,095              920              873            1,015           1,020
                                                 ------------     ------------      -----------      -----------    ------------
Balance at end of period                              $7,982           $5,292           $5,622           $5,334          $4,746
                                                 ============     ============      ===========      ===========    ============
Percentage of net charge-offs
  to average loans                                      .10%             .30%             .15%             .12%            .13%
                                                 ============     ============      ===========      ===========    ============

ASSET QUALITY, CREDIT RISK MANAGEMENT AND NONPERFORMING ASSETS

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

     The Corporation uses certain general practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) an established loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, (d) review of loans by a Loan Review department which operates independently of loan production, (e) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (f) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

     Loans are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collection is uncertain. Unless loans are secured and in the process of collection, they are normally charged off after a delinquency of 120 days. Under the Corporation's policy, a nonaccruing loan may be restored to accrual status when none of its principal and interest is past due and unpaid, the borrower has shown a reasonable sustained ability to service the debt, and the Corporation expects repayment of the remaining contractual principal and interest or when it otherwise becomes secured and in the process of collection.

     In 2003, the Corporation reorganized its lending and credit functions. A new Chief Credit Officer position was created, a new credit policy manual was implemented, new lending committee structures were introduced, and a new risk grading methodology was adopted. This new risk grading system has better focused management on identifying loan portfolio risks. The decline in several asset quality measurements on a year-to-year basis can be partially explained by the more rigorous approach management is taking using the new risk grading process. These systems were considered necessary to support future loan growth in existing and new markets.

     During 2003, the Corporation began moving consumer loans, generally, to nonaccrual status after they reached 90 days past due; the previous system typically did not place these loans on nonaccrual status, but normally charged them off when they reached 180 days past due. New internal limits were also placed on time and demand loan renewals. Both of these changes, along with the changes to the risk grading system, increased the number of reported nonperforming loans.

     In December 2004, the Corporation added an additional $2.0 million to its allowance for loan losses primarily related to a $4.5 million loan secured by a hotel in a major North Carolina metropolitan area. Although payments on the loan have always been current, the cash flow and collateral valuation of the hotel has deteriorated; thus, the loan was deemed impaired and was placed on nonaccrual status at December 31, 2004.

     Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans as a percentage of total loans increased from 0.81% at December 31, 2003 to 1.99% at December 31, 2004. The placement of the hotel loan discussed above onto nonaccrual status at December 31, 2004 was the primary reason for the increase. Nonperforming loans to total loans were .13% at December 31, 2002. The following table summarizes nonperforming assets at December 31.

                         Table 11 - Nonperforming Assets
                                 (in thousands)

                                  2004     2003     2002     2001     2000
                                 ------   ------   ------   ------   ------
Nonaccruing loans:
  Real Estate                    $7,005   $1,870   $  293   $  414   $   65
  Commercial                        853    1,236        -      115       67
  Agricultural                       12        8        8       39       14
  Consumer                          243      148        -        -        -
                                 ------   ------   ------   ------   ------
    Total nonaccruing loans       8,113    3,262      301      568      146
                                 ------   ------   ------   ------   ------

                                 ------   ------   ------   ------   ------
Restructured loans:                   -        -        -        -        -
                                 ------   ------   ------   ------   ------

Loans past due 90 days and
  accruing interest:
    Real Estate                       -        -        -        -        -
    Commercial                        -        -       33       33       49
    Agricultural                      -        -        1        8       14
    Consumer                          -       53      205      217      176
                                 ------   ------   ------   ------   ------
      Total past due loans            -       53      239      258      239
                                 ------   ------   ------   ------   ------

Total nonperforming loans         8,113    3,315      540      826      385
                                 ------   ------   ------   ------   ------

Foreclosed real estate              221      303       30      117      245
                                 ------   ------   ------   ------   ------

Total nonperforming assets       $8,334   $3,618   $  570   $  943   $  630
                                 ======   ======   ======   ======   ======

     Nonaccrual loans include impaired loans on nonaccrual status of $5.8 million at December 31, 2004, $2.5 million at December 31, 2003, and $54,000 at December 31, 2002. There were no impaired loans at December 31, 2001 or 2000.

     As of December 31, 2004, loans totaling $6.3 million were considered impaired according to Financial Accounting Statement No. 114 "Accounting by Creditors for Impairment of a Loan" and later amended by Financial Accounting Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." There were $2.5 million of such loans as of December 31, 2003. The hotel loan discussed above is the primary reason for the increase. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement.

     Foreclosed real estate totaled $221,000 at December 31, 2004 and $303,000 at December 31, 2003.

     The Corporation has a commercial real estate loan in the amount of $3.0 million to a textile manufacturer who filed for reorganization under Chapter 11 of the Bankruptcy Code on March 31, 2004. In conjunction with the filing, the borrower secured debtor-in-possession financing from its primary lender. During the bankruptcy period, the borrower was required by court order to make monthly interest payments to the Corporation from the date of the filing, and such payments are current. The borrower emerged from bankruptcy in February 2005. The loan is in process of being placed on a fifteen-year amortization schedule. It is secured by a first deed of trust on a commercial property appraised for an amount exceeding the loan balance.

LIQUIDITY

     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB") and two correspondent banks, and maturing investments. Management believes that these factors provide sufficient and timely liquidity for the foreseeable future.

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to assess the future liquidity needs of the Corporation and manage the investment of funds.

     The Corporation's net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Corporation's reserve requirement, to net liabilities ratio was 19.7% at December 31, 2004 and 21.3% at December 31, 2003. Both of these ratios are considered to reflect adequate liquidity for the respective periods.

     The Corporation has credit availability equal to 30% of assets with FHLB that equaled $185.5 million, with $164.2 million available at December 31, 2004. Borrowings outstanding under this line of credit were $21.3 million and $21.0 million, respectively, at December 31, 2004 and December 31, 2003. Under the terms of its collateral agreement with the FHLB, the Corporation provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Corporation pledges as collateral its capital stock in the FHLB and deposits with the FHLB.

     The Corporation has fixed-rate term borrowing contracts with the FHLB as of December 31, 2004 in the following final maturities:

                   Amount         Expiration Date
                 ----------       ---------------
                 $2,000,000            2005
                 $2,000,000            2006
                 $1,000,000            2007
                 $8,000,000            2008
                 $5,000,000            2009
                 $1,388,000            2014

     The Corporation also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, as well as access to the Federal Reserve Bank of Richmond's discount window should a liquidity crisis occur. The Corporation considers these as backup sources of funds.

DEPOSITS

     The Corporation's major source of funds is its customer deposit base. During 2004, the Corporation did not strive to retain high-cost certificates of deposit ("time deposits"). Instead, it focused on growing lower cost checking, savings, and money market accounts ("core deposits"). The results of this strategy are evident in Table 12. Core deposits increased $28.3 million, or 10.9% in 2004, after rising $28.0 million, or 12.1% in 2003. Growth in core deposits provides the Corporation with lower-cost funding and helps solidify and expand its customer relationships. Average time deposits declined $25.1 million, or 10.9%, during 2004, after increasing by 0.4% in 2003. Certificates of deposit of $100,000 or more are detailed in Table 13 and declined in 2004 from the balance of $61.4 million at December 31, 2003.

                               Table 12 - Deposits
                                 (in thousands)

                                                2004                          2003                          2002
                                     ---------------------------   ---------------------------  ---------------------------
                                       Average        Average        Average        Average       Average        Average
                                       Balance         Rate          Balance         Rate         Balance         Rate
                                     ------------   ------------   ------------   ------------  -------------  ------------
Demand deposits -
  noninterest bearing                   $ 76,123            - %       $ 66,300            - %       $ 58,075           - %
Demand deposits -
  interest bearing                        73,338           .37%         63,858           .35%         59,852          .70%
Money market                              53,305           .80%         47,293          1.01%         42,369         1.83%
Savings                                   83,814           .52%         80,876           .88%         70,073         1.50%
Time                                     204,945          2.36%        230,070          2.83%        229,074         3.76%
                                     ------------   ------------   ------------   ------------  -------------  ------------
                                        $491,525          1.21%       $488,397          1.62%       $459,443         2.36%
                                     ============                  ============                 =============

                       Table 13 - Certificates of Deposit
                                 (in thousands)


     Certificates of deposit at December 31, 2004 in amounts of $100,000 or more were classified by maturity as follows:

              3 months or less                        $ 9,219
              Over 3 through 6 months                   6,839
              Over 6 through 12 months                 14,454
              Over 12 months                           22,642
                                                      -------
                                                      $53,154
                                                      =======

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. These off-balance sheet transactions include commitments to extend credit, standby letters of credit, and commitments to purchase securities. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. Off-balance sheet transactions were as follows (in thousands):

     Off-Balance Sheet Transactions         December 31, 2004  December 31, 2003
     -------------------------------------  -----------------  -----------------
     Commitments to extend credit               $ 130,862         $ 124,905
     Standby letters of credit                      4,849             3,477
     Commitments to purchase securities                 -               700
     Mortgage loan locked-rate commitments      $   2,818         $   1,019

     Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future liquidity requirements. Standby letters of credit are conditional commitments issued by the Corporation guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

CONTRACTUAL OBLIGATIONS

     The following items are contractual obligations of the Corporation as of December 31, 2004 (in thousands):

                                                  Payments Due by Period
                               ----------------------------------------------------------
                                                                                More than
     Contractual Obligations    Total    Under 1 Year   1-3 Years   3-5 Years    5 years
     -----------------------   -------   ------------   ---------   ---------   ---------
     FHLB advances             $21,338      $ 1,950      $ 4,000     $ 14,000    $ 1,388
     Repurchase agreements      38,945       38,945            -            -          -
     Operating leases              476          146          186          108         36
     Purchase obligations            -            -            -            -          -

CAPITAL

     Shareholders' equity was $71.9 million at December 31, 2003 and $71.0 million at December 31, 2004. During 2004, shareholders' equity was increased by net income and proceeds from the exercise of stock options; shareholders' equity was decreased by dividends, stock repurchases, and a decrease in accumulated other comprehensive income.

     The Corporation's Board of Directors declared and paid quarterly dividends totaling $.79 and $.75 per share of common stock in 2004 and 2003, respectively. Cash dividends totaled $4,411,000 and represented a 55.1% payout of 2004 net income, compared to 44.9% in 2003 and 43.5% in 2002. The Corporation intends to pay dividends that are competitive in the banking industry while maintaining an adequate level of capital to support growth.

     On August 17, 2004, the Corporation's board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 250,000 shares of the Corporation's common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation. Since August 16, 2000, the number of shares repurchased is displayed in the table below:

                     Shares        Average
                   Repurchased      Price
                   -----------     --------
      2000            40,000        $14.10
      2001           254,366         18.08
      2002            45,100         23.26
      2003           125,000         25.03
      2004           159,968         23.67
                   ----------      --------
      Total          624,434        $21.02
                   ==========      ========

     One measure of a financial institution's capital strength is the ratio of shareholder's equity to assets. Shareholders' equity was 11.5% of assets at December 31, 2004 and 11.2% at December 31, 2003. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or "risk weights" be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. Total capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2004, the Corporation's Tier I and total capital ratios were 15.48% and 16.73%, respectively. At December 31, 2003, these ratios were 14.85% and 15.99%, respectively. The ratios for both years were well in excess of the regulatory requirements. The Corporation's leverage ratios were 11.02% and 10.76% at December 31, 2004 and 2003, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

     As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank exceeded the minimum ratios to be considered well capitalized at December 31, 2004 and 2003.

     The Corporation's stock began trading on the Nasdaq National Market on April 23, 1999 after having been traded on the OTC Bulletin Board. The total market value of American National Bankshares Inc. common stock at December 31, 2004, at $24.21 per share (the last trade recorded on the Nasdaq National Market during 2004) was $133,667,000, compared to $147,624,000 at December 31, 2003 when the stock was last traded at $26.08 per share.

IMPACT OF INFLATION AND CHANGING PRICES

     The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on other expenses that tend to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Corporation has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

                     Table 14 - Quarterly Financial Results
                    (in thousands, except per share amounts)

                                                          Fourth          Third          Second          First
                       2004                               Quarter         Quarter        Quarter         Quarter
                       ----                             -----------    ------------    -----------    ------------
Interest income.........................................    $7,720          $7,409         $7,410          $7,581
Interest expense........................................     1,867           1,783          1,864           1,965
                                                        -----------    ------------    -----------    ------------

  Net interest income...................................     5,853           5,626          5,546           5,616
Provision for loan losses...............................     2,370             255            255             215
                                                        -----------    ------------    -----------    ------------
  Net interest income after provision...................     3,483           5,371          5,291           5,401

Noninterest income......................................       876           1,736          2,045           1,853
Noninterest expense.....................................     3,415           3,846          3,949           3,801
                                                        -----------    ------------    -----------    ------------

  Income before income tax provision....................       944           3,261          3,387           3,453
Income tax provision....................................       164             922            963             983
                                                        -----------    ------------    -----------    ------------

  Net income............................................    $  780          $2,339         $2,424          $2,470
                                                        ===========    ============    ===========    ============

Per common share:
  Net income (basic)....................................    $  .14          $  .42         $  .43          $  .44
  Net income (diluted)..................................    $  .14          $  .42         $  .43          $  .43
  Cash dividends........................................    $  .20          $  .20         $  .20          $  .19

                                                          Fourth          Third          Second          First
                       2003                               Quarter         Quarter        Quarter         Quarter
                       ----                             -----------    ------------    -----------    ------------
Interest income.........................................    $7,697          $7,844         $8,235          $8,402
Interest expense........................................     2,138           2,276          2,458           2,519
                                                        -----------    ------------    -----------    ------------

  Net interest income...................................     5,559           5,568          5,777           5,883
Provision for loan losses...............................       255             170            255             240
                                                        -----------    ------------    -----------    ------------
  Net interest income after provision...................     5,304           5,398          5,522           5,643

Noninterest income......................................     1,794           1,800          1,615           1,462
Noninterest expense.....................................     3,618           3,802          3,882           3,809
                                                        -----------    ------------    -----------    ------------

  Income before income tax provision....................     3,480           3,396          3,255           3,296
Income tax provision....................................     1,014             991            947             962
                                                        -----------    ------------    -----------    ------------

  Net income............................................    $2,466          $2,405         $2,308          $2,334
                                                        ===========    ============    ===========    ============

Per common share:
  Net income (basic)....................................    $  .44          $  .42         $  .40          $  .41
  Net income (diluted)..................................    $  .43          $  .42         $  .40          $  .40
  Cash dividends........................................    $  .19          $  .19         $  .19          $  .18

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9B - OTHER INFORMATION

     None

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

     Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified.

     Management assessed the Corporation's internal control over financial reporting as of December 31, 2004. This assessment was based on criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

     The Corporation's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., audited management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, as stated in their report included herein. Yount, Hyde and Barbour, P.C. also audited the Corporation's financial statements as of and for the year ended December 31, 2004.



/s/ Charles H. Majors
-------------------------------------
Charles H. Majors
President and Chief Executive Officer



/s/ Neal A. Petrovich
--------------------------------------
Neal A. Petrovich
Senior Vice President and
Chief Financial Officer


February 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
American National Bankshares Inc.
Danville, Virginia

     We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. We also have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American National Bankshares Inc. and subsidiary's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

     A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, American National Bankshares Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/Yount, Hyde & Barbour, P.C.
------------------------------
Winchester, Virginia


February 25, 2005

                             American National Bankshares Inc. and Subsidiary
                                       Consolidated Balance Sheets
                                       December 31, 2004 and 2003
                                (Dollars in thousands, except share data)
--------------------------------------------------------------------------------------------------------
                                                                                   2004          2003
                                                                                ----------    ----------
ASSETS
Cash and due from banks ........................................................$  12,371     $  16,236
Interest-bearing deposits in other banks........................................      197         1,652

Securities available for sale, at fair value....................................  165,958       171,376
Securities held to maturity (fair value of $23,088
  in 2004 and $37,455 in 2003)..................................................   22,205        36,103
                                                                                ----------    ----------
  Total securities..............................................................  188,163       207,479
                                                                                ----------    ----------

Loans held for sale.............................................................      971           560

Loans, net of unearned income ..................................................  407,269       406,245
Less allowance for loan losses..................................................   (7,982)       (5,292)
                                                                                ----------    ----------
  Net loans.....................................................................  399,287       400,953
                                                                                ----------    ----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $12,362 in 2004 and $11,807 in 2003...........................    7,517         7,718
Core deposit intangibles, net...................................................      484           934
Accrued interest receivable and other assets....................................   10,075         8,770
                                                                                ----------    ----------
  Total assets..................................................................$ 619,065     $ 644,302
                                                                                ==========    ==========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- noninterest bearing........................................$  75,256     $  71,027
  Demand deposits -- interest bearing...........................................   80,793        69,053
  Money market deposits.........................................................   52,031        59,251
  Savings deposits..............................................................   83,216        83,031
  Time deposits.................................................................  193,976       219,326
                                                                                ----------    ----------
    Total deposits..............................................................  485,272       501,688
                                                                                ----------    ----------

  Repurchase agreements.........................................................   38,945        47,035
  FHLB borrowings...............................................................   21,338        21,000
  Accrued interest payable and other liabilities................................    2,510         2,648
                                                                                ----------    ----------
    Total liabilities...........................................................  548,065       572,371
                                                                                ----------    ----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................        -             -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,521,164 shares outstanding at December 31, 2004 and
    5,660,419 shares outstanding at December 31, 2003...........................    5,521         5,660
  Capital in excess of par value................................................    9,474         9,437
  Retained earnings.............................................................   55,780        55,538
  Accumulated other comprehensive income, net...................................      225         1,296
                                                                                ----------    ----------
    Total shareholders' equity..................................................   71,000        71,931
                                                                                ----------    ----------
    Total liabilities and shareholders' equity..................................$ 619,065     $ 644,302
                                                                                ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

                             American National Bankshares Inc. and Subsidiary
                                    Consolidated Statements of Income
                           For the Years Ended December 31, 2004, 2003 and 2002
                              (Dollars in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------
                                                                       2004             2003            2002
                                                                   -----------      -----------     -----------
Interest Income:
  Interest and fees on loans.......................................$   22,791       $   25,228      $   27,150
  Interest and dividends on securities:
    Taxable........................................................     5,028            4,771           5,737
    Tax-exempt.....................................................     2,006            1,838           1,664
    Dividends......................................................       163              231             336
  Other interest income............................................       132              110             248
                                                                   -----------      -----------     -----------
    Total interest income..........................................    30,120           32,178          35,135
                                                                   -----------      -----------     -----------
Interest Expense:
  Interest on deposits.............................................     5,979            7,915          10,847
  Interest on repurchase agreements................................       528              497             635
  Interest on other borrowings.....................................       972              979             828
                                                                   -----------      -----------     -----------
    Total interest expense.........................................     7,479            9,391          12,310
                                                                   -----------      -----------     -----------
Net Interest Income................................................    22,641           22,787          22,825
Provision for Loan Losses..........................................     3,095              920             873
                                                                   -----------      -----------     -----------
Net Interest Income After Provision
  for Loan Losses..................................................    19,546           21,867          21,952
                                                                   -----------      -----------     -----------
Noninterest Income:
  Trust and investment services....................................     2,976            2,523           2,516
  Service charges on deposit accounts..............................     2,411            2,163           1,706
  Other fees and commissions.......................................       888              914             816
  Mortgage banking income..........................................       612              571             361
  Securities gains, net............................................       157              115              39
  Impairment of securities.........................................      (985)               -               -
  Other............................................................       451              385             274
                                                                   -----------      -----------     -----------
    Total noninterest income.......................................     6,510            6,671           5,712
                                                                   -----------      -----------     -----------
Noninterest Expense:
  Salaries.........................................................     6,795            6,844           6,519
  Pension and other employee benefits..............................     1,699            1,814           1,471
  Occupancy and equipment .........................................     2,457            2,513           2,460
  Bank franchise tax...............................................       555              547             513
  Core deposit intangible amortization.............................       450              450             450
  Other ...........................................................     3,055            2,943           2,872
                                                                   -----------      -----------     -----------
    Total noninterest expense......................................    15,011           15,111          14,285
                                                                   -----------      -----------     -----------
Income Before Income Tax Provision.................................    11,045           13,427          13,379
Income Tax Provision...............................................     3,032            3,914           3,918
                                                                   -----------      -----------      ----------
Net Income.........................................................$    8,013       $    9,513      $    9,461
                                                                   ===========      ===========     ===========

Net Income Per Common Share:
  Basic............................................................$     1.43       $     1.67      $     1.63
  Diluted..........................................................$     1.42       $     1.65      $     1.62

Average Common Shares Outstanding:
  Basic...........................................................  5,591,839        5,702,625       5,800,302
  Diluted.........................................................  5,642,056        5,764,127       5,850,349

The accompanying notes are an integral part of the consolidated financial statements.


                                       American National Bankshares Inc. and Subsidiary
                                  Consolidated Statements of Changes in Shareholders' Equity
                                     For the Years Ended December 31, 2004, 2003 and 2002
                                                    (Dollars in thousands)
                                                                                                     Accumulated
                                                        Common Stock       Capital in                   Other           Total
                                                  ----------------------   Excess of    Retained    Comprehensive   Shareholders'
                                                    Shares       Amount    Par Value    Earnings        Income          Equity
                                                  -----------  ----------  ----------  -----------  -------------  ---------------
Balance, December 31, 2001........................ 5,821,956    $ 5,822     $ 9,588     $ 48,678       $ 1,309        $ 65,397
Net income........................................         -          -           -        9,461             -           9,461
Other comprehensive income, net of tax:
Change in unrealized gains on securities
  available for sale, net of tax of $656..........         -          -           -            -         1,273
Minimum pension liability adjustment,
  net of tax of $150..............................                                                        (291)
                                                                                                    -------------
    Other comprehensive income....................                                                         982             982
                                                                                                                   ---------------
    Comprehensive income..........................                                                                      10,443
Stock repurchased and retired.....................   (45,100)       (45)        (74)        (929)            -          (1,048)
Stock options exercised...........................     3,960          4          57            -             -              61
Cash dividends declared and paid..................         -          -           -       (4,117)            -          (4,117)
                                                  -----------  ----------  ----------  -----------  -------------  ---------------
Balance, December 31, 2002........................ 5,780,816      5,781       9,571       53,093         2,291          70,736
Net income........................................         -          -           -        9,513             -           9,513
Other comprehensive loss, net of tax:
Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(639)........         -          -           -            -        (1,229)
Less:  Reclassification adjustment for gains
       on securities available for sale, net of
       tax of ($29)...............................         -          -           -            -           (57)
Minimum pension liability adjustment,
  net of tax of ($150)............................                                                         291
                                                                                                    -------------
    Other comprehensive loss......................                                                        (995)           (995)
                                                                                                                   ---------------
    Comprehensive income..........................                                                                       8,518
Stock repurchased and retired.....................  (125,000)      (125)       (207)      (2,796)            -          (3,128)
Stock options exercised...........................     4,603          4          73            -             -              77
Cash dividends declared and paid..................         -          -           -       (4,272)            -          (4,272)
                                                  -----------  ----------  ----------  -----------  -------------  ---------------
Balance, December 31, 2003........................ 5,660,419      5,660       9,437       55,538         1,296          71,931
Net income........................................         -          -           -        8,013             -           8,013
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on securities
  available for sale, net of tax of $(849)........         -          -           -            -        (1,648)
Add:  Reclassification adjustment for losses
      on impairment of securities, net of tax of
      $335........................................                                                         650
Less:  Reclassification adjustment for gains
       on securities available for sale, net of
       tax of ($38)...............................         -          -           -            -           (73)
                                                                                                    -------------
    Other comprehensive loss......................                                                      (1,071)         (1,071)
                                                                                                                   ---------------
    Comprehensive income..........................                                                                       6,942
Stock repurchased and retired.....................  (159,968)      (160)       (267)      (3,360)            -          (3,787)
Stock options exercised...........................    20,713         21         304            -             -             325
Cash dividends declared and paid..................         -          -           -       (4,411)            -          (4,411)
                                                  -----------  ----------  ----------  -----------  -------------  ---------------
Balance, December 31, 2004........................ 5,521,164    $ 5,521     $ 9,474     $ 55,780       $   225        $  71,000
                                                  ===========  ==========  ==========  ===========  =============  ===============

The accompanying notes are an integral part of the consolidated financial statements.

                             American National Bankshares Inc. and Subsidiary
                                  Consolidated Statements of Cash Flows
                           For the Years Ended December 31, 2004, 2003 and 2002
                                         (Dollars in thousands)
                                                                  2004          2003          2002
                                                               ----------    ----------    ----------
Cash Flows from Operating Activities:
  Net income................................................... $  8,013      $  9,513      $  9,461
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses....................................    3,095           920           873
  Depreciation.................................................      966         1,135         1,144
  Core deposit intangible amortization.........................      450           450           450
  Net amortization of securities...............................      609         1,063           295
  Gain on sale or call of securities...........................     (157)         (115)          (39)
  Impairment of securities.....................................      985             -             -
  Gain on sale of loans held for sale..........................     (457)         (552)         (361)
  Proceeds from sales of loans held for sale...................   21,733        30,332        17,764
  Originations of loans held for sale..........................  (21,687)      (29,055)      (18,435)
  Loss on sale of other real estate owned......................       23             6             1
  Valuation allowance on other real estate owned...............       10             -             -
  (Gain) loss on sale of premises and equipment................     (172)          (42)           16
  Deferred income taxes (benefit) provision ...................   (1,309)          395            48
  Decrease (increase) in interest receivable...................      336          (567)          (66)
  Decrease (increase) in other assets..........................      138          (872)         (518)
  Decrease in interest payable.................................     (137)         (230)         (359)
  (Decrease) increase in other liabilities.....................       (1)          (87)           23
                                                               ----------    ----------    ----------
    Net cash provided by operating activities..................   12,438        12,294        10,297
                                                               ----------    ----------    ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available
    for sale...................................................   63,724        71,843        54,414
  Proceeds from sales of securities available for sale.........    6,652         3,104         1,052
  Proceeds from maturities and calls of securities held to
    maturity...................................................   17,675         5,678         6,197
  Purchases of securities available for sale...................  (68,035)     (112,180)      (63,531)
  Purchases of securities held to maturity.....................   (3,760)      (14,996)       (3,492)
  Net increase in loans........................................   (1,619)       (1,369)      (31,812)
  Proceeds from sales of bank premises and equipment...........      227            43             -
  Purchases of bank premises and equipment.....................     (820)         (687)       (1,470)
  Proceeds from sales of other real estate owned...............      239            10           261
  Purchases of other real estate owned.........................        -           (13)          (11)
                                                               ----------    ----------    ----------
    Net cash provided by (used in) investing activities........   14,283       (48,567)      (38,392)
                                                               ----------    ----------    ----------

Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits.......................................    8,934        33,339        16,370
  Net decrease in time deposits................................  (25,350)       (5,213)       (6,820)
  Net (decrease) increase in repurchase agreements.............   (8,090)       10,880         8,978
  Net increase (decrease) in FHLB borrowings...................      338        (1,000)        9,000
  Cash dividends paid..........................................   (4,411)       (4,272)       (4,117)
  Repurchase of stock..........................................   (3,787)       (3,128)       (1,048)
  Proceeds from exercise of stock options......................      325            77            61
                                                               ----------    ----------    ----------
    Net cash (used in) provided by financing activities........  (32,041)       30,683        22,424
                                                               ----------    ----------    ----------

Net Decrease in Cash and Cash Equivalents......................   (5,320)       (5,590)       (5,671)

Cash and Cash Equivalents at Beginning of Period...............   17,888        23,478        29,149
                                                               -----------   ----------    ----------

Cash and Cash Equivalents at End of Period..................... $ 12,568      $ 17,888      $ 23,478
                                                               ===========   ==========    ==========

Supplemental Schedule of Cash and Cash Equivalents:
  Cash:
    Cash and due from banks....................................  $ 12,371     $ 16,236      $ 16,757
    Interest-bearing deposits in other banks...................       197        1,652         6,721
                                                               -----------   ----------    ----------
                                                                 $ 12,568     $ 17,888      $ 23,478
                                                               ===========   ==========    ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid................................................  $  7,617     $  9,621      $ 12,669
  Income taxes paid............................................  $  3,763     $  3,630      $  4,012
  Transfer of loans to other real estate owned.................  $    190     $    277      $    164
  Unrealized gain (loss) on securities available for sale......  $ (1,624)    $ (1,948)     $  1,928

The accompanying notes are an integral part of the consolidated financial statements.

                American National Bankshares Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003 and 2002


1. Summary of Significant Accounting Policies:

Nature of Operations and Consolidation

     The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. the ("Corporation") and its wholly owned subsidiary, American National Bank and Trust Company the ("Bank"). The Corporation offers a wide variety of retail, commercial and trust banking services through its offices located in the trade area of the Cities of Danville and Martinsville, the Counties of Pittsylvania, Henry and Halifax in Virginia, and the County of Caswell in North Carolina. The Corporation also originates commercial loans through its loan production office in Greensboro, North Carolina. ANB Mortgage Corp., a wholly owned subsidiary of the Bank, offers secondary market mortgage lending. ANB Services Corp., another wholly owned subsidiary of the Bank, offers non-deposit products such as mutual funds and insurance products. All significant inter-company transactions and accounts are eliminated in consolidation.

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

     Securities which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains or losses realized from the sale of securities available for sale are recorded on the trade date and are determined by using the specific identification method.

     The Corporation does not permit the purchase or sale of trading account securities.

Loans Held for Sale

     Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Corporation does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, the Corporation requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income for the period.

Rate Lock Commitments

     The Corporation enters into commitments to originate secondary market mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Corporation protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Corporation is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

     The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Corporation determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Loans

     The Corporation grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Corporation's market area.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

     The accrual of interest on all loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

     Generally, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Corporation's policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses

     The allowance for loan losses is management's best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date. The Corporation determines the allowance based on an ongoing evaluation. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the Consolidated Statements of Income. Loan balances deemed to be uncollectible are charged-off against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and actual losses could be greater or less than the estimates.

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

Intangible Assets

     Premiums paid on acquisitions of deposits (core deposit intangibles) are shown in the "Consolidated Balance Sheets". Such assets are being amortized on a straight-line basis over 10 years. At December 31, 2004, the Corporation had $484,000 recorded as core deposit intangibles, net of amortization. The Corporation recorded core deposit intangible amortization of approximately $450,000 for each of the three years ended December 31, 2004. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2004, no impairment had been identified. In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, Acquisitions of Certain Financial Institutions. After reviewing this statement, the Corporation decided to continue amortization of the core deposit intangible assets related to two previous branch office acquisitions.

Trust Assets

     Securities and other property held by the trust segment in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

Foreclosed Real Estate

     Foreclosed real estate is included in other assets and represent other real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time booked, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

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

Stock Option Plan

     The Corporation has a stock option plan, which is described more fully in
Note 7. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation (in thousands, except per share data):

                                                   2004       2003       2002
                                                 --------   --------   --------
Net income, as reported                          $ 8,013    $ 9,513    $ 9,461
Deduct:  total stock-based compensation
         expense determined under fair value
         based method for all awards                (634)      (136)      (169)
                                                 --------   --------   --------
Pro forma net income                             $ 7,379    $ 9,377    $ 9,292

Earnings per share:
  Basic, as reported                             $  1.43    $  1.67    $  1.63
  Basic, pro forma                               $  1.32    $  1.64    $  1.60

  Diluted, as reported                           $  1.42    $  1.65    $  1.62
  Diluted, pro forma                             $  1.31    $  1.63    $  1.59

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

Shareholders' Equity

     During 2004, the Corporation repurchased 159,968 shares of its common stock in the open market and in private transactions at prices between $21.55 and $26.00 per share. During 2003, the Corporation repurchased 125,000 shares of its common stock in the open market at prices between $23.95 and $26.05 per share. From the inception of the stock repurchase plan through December 31, 2004, the Corporation has purchased and retired 624,434 shares of its common stock.

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

Advertising and Marketing Costs

     Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2004, 2003 and 2002 were $172,000, $170,000, and $137,000, respectively.

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

New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. The Corporation has no investments in variable interest entities; therefore the adoption of FIN 46 and FIN 46R did not have a material effect on the Corporation's consolidated financial position or consolidated results of operations.

     In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Corporation. The Corporation intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have any effect on its consolidated financial position or consolidated results of operations.

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

     Emerging Issues Task Force Issue No. ("EITF") 03-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, FASB decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. During 2004, the Corporation recorded an other-than-temporary impairment charge in accordance with EIFT 03-1 and FAS 115 in connection with its investments in FHLMC and FNMA perpetual preferred stock.

     EITF No. 03-16, "Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004." APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, "Investments in Partnerships Ventures," of Opinion 18, indicates that "many of the provisions of the Opinion would be appropriate in accounting" for partnerships. In EITF Abstracts, Topic No. D-46, "Accounting for Limited Partnership Investments," the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies ("LLCs") have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. Management does not anticipate that this guidance will have a material adverse effect on either the Corporation's consolidated financial position or consolidated results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers--as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. Currently, the adoption of this Statement would have no material effect on the Corporation's consolidated financial position or consolidated results of operations, as all outstanding stock options were fully vested as of December 31, 2004.

2. Securities:

     The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2004 and 2003 were as follows (in thousands):
                                                                                  December 31, 2004
                                                     ------------------------------------------------------------------------
                                                         Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ----------           ----------         ----------         ----------
     Securities available for sale:
       Federal agencies                                 $  83,969             $   107            $   755            $  83,321
       Mortgage-backed                                     28,608                 402                 77               28,933
       State and municipal                                 35,714                 658                 88               36,284
       Corporate bonds                                     10,776                 295                 42               11,029
       Equity securities:
         FHLB stock - restricted                            2,248                   -                  -                2,248
         Federal Reserve stock - restricted                   363                   -                  -                  363
         FNMA & FHLMC preferred stock                       3,515                   -                160                3,355
         Other securities                                     425                   -                  -                  425
                                                        ----------           ----------         ----------         ----------
       Total securities available for sale                165,618               1,462              1,122              165,958
                                                        ----------           ----------         ----------         ----------

     Securities held to maturity:
       Federal agencies                                     3,496                   5                 10                3,491
       Mortgage-backed                                        701                  36                  -                  737
       State and municipal                                 18,008                 860                  8               18,860
                                                        ----------           ----------         ----------         ----------
       Total securities held to maturity                   22,205                 901                 18               23,088
                                                        ----------           ----------         ----------         ----------
       Total securities                                 $ 187,823             $ 2,363            $ 1,140            $ 189,046
                                                        ==========           ==========         ==========         ==========

                                                                                  December 31, 2003
                                                     ------------------------------------------------------------------------
                                                         Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ----------           ----------         ----------         ----------
     Securities available for sale:
       Federal agencies                                 $  97,906             $   676            $   200            $  98,382
       Mortgage-backed                                     19,693                 572                 65               20,200
       State and municipal                                 31,890                 933                 43               32,780
       Corporate bonds                                     12,894                 751                  3               13,642
       Equity securities:
         FHLB stock - restricted                            1,741                   -                  -                1,741
         Federal Reserve stock - restricted                   363                   -                  -                  363
         FNMA & FHLMC preferred stock                       4,500                   -                657                3,843
         Other securities                                     425                   -                  -                  425
                                                        ----------           ----------         ----------         ----------
       Total securities available for sale                169,412               2,932                968              171,376
                                                        ----------           ----------         ----------         ----------

     Securities held to maturity:
       Federal agencies                                    16,996                 100                  1               17,095
       Mortgage-backed                                      1,227                  62                  -                1,289
       State and municipal                                 17,880               1,191                  -               19,071
                                                        ----------           ----------         ----------         ----------
       Total securities held to maturity                   36,103               1,353                  1               37,455
                                                        ----------           ----------         ----------         ----------
       Total securities                                 $ 205,515             $ 4,285             $  969            $ 208,831
                                                        ==========           ==========         ==========         ==========

     The amortized cost and estimated fair value of investments in securities at December 31, 2004, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities have been shown separately below (in thousands):

                                                   Available for Sale                        Held to Maturity
                                              ------------------------------           -----------------------------
                                              Amortized           Estimated            Amortized          Estimated
                                                 Cost             Fair Value              Cost            Fair Value
                                              ---------           ----------           ---------          ----------
     Due in one year or less                  $  15,137           $  15,184            $   3,430          $   3,461
     Due after one year
       through five years                        73,190              73,111               10,066             10,465
     Due after five years
       through ten years                         41,310              41,485                4,573              4,788
     Due after ten years                            822                 854                3,435              3,637
     Equity securities                            6,551               6,391                    -                  -
     Mortgage-backed securities                  28,608              28,933                  701                737
                                              ---------           ---------             --------           --------
                                              $ 165,618           $ 165,958             $ 22,205           $ 23,088
                                              =========           =========             ========           ========

     Gross realized gains and losses from the call of all securities or the sale of securities available for sale for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

                            2004       2003       2002
                           ------     ------     ------
     Realized gains        $ 167      $ 115      $  39
     Realized (losses)     $ (10)     $   -      $   -

     Proceeds from the maturities, payments, calls, and sales of securities available for sale were $70,375,000, $74,947,000 and $55,466,000 in 2004, 2003 and 2002. Proceeds from the maturities, payments, and calls of securities held to maturity were $17,675,000, $5,678,000 and $6,197,000 in 2004, 2003 and 2002.
Net gains from the sale of securities available for sale were $141,000 and gains from the call of securities prior to maturity were $16,000 in 2004. Gains from the sale of securities available for sale were $85,000 and gains from the call of securities prior to maturity were $30,000 in 2003. Gains from the sale of securities available for sale were $3,000 and gains from the call of securities prior to maturity were $36,000 in 2002.

     Securities with a carrying value of approximately $67,692,000 and $65,953,000 at December 31, 2004 and 2003 were pledged to secure public deposits, repurchase agreements and for other purposes as required by law.

     Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                                   Less than 12 Months           12 Months or More                 Total
                                  ---------------------       -----------------------       ----------------------
                                    Fair     Unrealized         Fair       Unrealized         Fair      Unrealized
                                    Value       Loss            Value         Loss            Value        Loss
                                  --------   ----------       --------     ----------       --------    ----------
     Federal agencies             $ 57,916     $  639         $  8,880       $  126         $ 66,796      $  765
     Mortgage-backed                 9,596         74            1,358            3           10,954          77
     State and municipal             7,869         89              198            7            8,067          96
     Corporate bonds                 1,442         42                -            -            1,442          42
     Preferred stock                     -          -            3,355          160            3,355         160
                                  --------   ----------       --------     ----------       --------    ----------
       Total                      $ 76,823     $  844         $ 13,791       $  296         $ 90,614      $1,140
                                  ========   ==========       ========     ==========       ========    ==========

     Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2004, the Corporation held six debt securities and two equity securities having continuous unrealized loss positions for more than twelve months. Of the six debt securities, five represented AAA-rated investments in bonds issued by FHLB, FHLMC, and FNMA. The remaining debt security represented an investment in a AAA-rated municipal bond. The unrealized losses are primarily attributable to interest rate changes.

     An other-than-temporary impairment charge of $985,000 on $4,500,000 of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of recent public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis recently completed by an outside party, and accounting interpretations. After the impairment charge, the total amount of continuous unrealized losses for more than twelve months on these two securities was $160,000, which is primarily attributable to interest rate changes. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                   Less than 12 Months           12 Months or More                 Total
                                  ---------------------       -----------------------       ----------------------
                                    Fair     Unrealized         Fair       Unrealized         Fair      Unrealized
                                    Value       Loss            Value         Loss            Value        Loss
                                  --------   ----------       --------     ----------       --------    ----------
     Federal agencies             $ 36,737     $  201         $      -       $    -         $ 36,737      $  201
     Mortgage-backed                 6,588         65                -            -            6,588          65
     State and municipal             5,368         43                -            -            5,368          43
     Corporate bonds                   534          3                -            -              534           3
     Preferred stock                 1,668        332            2,175          325            3,843         657
                                  --------   ----------       --------     ----------       --------    ----------
       Total                      $ 50,895     $  644         $  2,175       $  325         $ 53,070      $  969
                                  ========   ==========       ========     ==========       ========    ==========

3. Loans and Allowance for Loan Losses:

     Loans, excluding loans held for sale, at December 31, 2004 and 2003 were comprised of the following (in thousands):

                                                                                      2004                       2003
                                                                                   ---------                  ---------
     Real Estate loans
       Construction and land development                                           $  34,101                  $  12,790
       Secured by farmland                                                             2,853                      3,430
       Secured by 1 - 4 family residential properties                                134,292                    136,229
       Secured by multi-family (5 or more) residential properties                      9,033                      6,801
       Secured by nonfarm, nonresidential properties                                 135,767                    126,164
     Loans to farmers                                                                  1,442                      1,618
     Commercial and industrial loans                                                  70,336                     91,419
     Consumer loans                                                                   15,248                     23,581
     Loans for nonrated industrial development obligations                             4,069                      4,077
     Deposit overdrafts                                                                  128                        136
                                                                                   ---------                  ---------
     Loans, net of unearned income                                                 $ 407,269                  $ 406,245
                                                                                   =========                  =========

     The following is a summary of information pertaining to impaired loans (in thousands):

                                                      2004             2003
                                                    -------          -------
     Impaired loans for which an allowance
       has been provided                            $ 6,310          $ 2,548
     Impaired loans for which no allowance
       has been provided                                  -                -
                                                    -------          -------
       Total impaired loans                         $ 6,310          $ 2,548
                                                    =======          =======

     Allowance provided for impaired loans,
       included in the allowance for loan losses    $ 3,151          $   521
                                                    =======          =======

                                             2004         2003         2002
                                           -------      -------      -------
     Average balance in impaired loans     $ 3,527      $ 1,385      $   158
                                           =======      =======      =======

     Interest income recognized            $    71      $     -      $     -
                                           =======      =======      =======

     No additional funds are committed to be advanced in connection with impaired loans.

     Nonaccrual loans excluded from impaired loan disclosure amounted to $2,810,000 and $714,000 at December 31, 2004 and 2003, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $146,000, $45,000 and $20,000 for 2004, 2003 and 2002, respectively.

     Loans past due 90 days and still accruing interest amounted to $0, $53,000, and $239,000 as of December 31, 2004, 2003 and 2002, respectively.

     Foreclosed real estate was $221,000 at December 31, 2004 and $303,000 at December 31, 2003 and is recorded as other assets on the Consolidated Balance Sheets.

     The loan portfolio is concentrated primarily in the immediate geographic region. The Corporation had $316.0 million of loans secured by real estate at December 31, 2004. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2004.

     An analysis of the allowance for loan losses is as follows (in thousands):

                                          2004         2003         2002
                                        --------     --------     --------
     Balance, beginning of year         $ 5,292      $ 5,622      $ 5,334
     Provision for loan losses            3,095          920          873
     Charge-offs                           (655)      (1,457)        (740)
     Recoveries                             250          207          155
                                        --------     --------     --------
     Balance, end of year               $ 7,982      $ 5,292      $ 5,622
                                        ========     ========     ========

4. Premises and Equipment:

     Major classifications of premises and equipment are summarized as follows (in thousands):

                                                      December 31
                                               -----------------------
                                                  2004          2003
                                               ---------     ---------
     Land                                      $  1,725      $  1,603
     Buildings                                    8,265         7,670
     Leasehold Improvements                         351           878
     Equipment                                    9,537         9,374
                                               ---------     ---------
                                                 19,878        19,525
     Accumulated Depreciation                   (12,361)      (11,807)
                                               ---------     ---------
     Bank Premises and Equipment, net          $  7,517      $  7,718
                                               =========     =========

     Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $966,000, $1,135,000 and $1,144,000, respectively.

5. Deposits:

     The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $53,154,000 and $61,367,000 respectively.

     At December 31, 2004, the scheduled maturities of CDs are as follows (in thousands):

     2005                $ 123,766
     2006                   34,282
     2007                   17,003
     2008                   11,333
     2009                    7,581
     Thereafter                 11
                         ---------
                         $ 193,976
                         =========

6. Borrowings:

     Short-term borrowings consist of the following at December 31, 2004 and 2003 (in thousands):

                                                     2004          2003
                                                  ---------     ---------
     Repurchase agreements                        $ 38,945      $ 47,035
     Short-term FHLB borrowings                      1,950             -
                                                  ---------     ---------
       Total                                      $ 40,895      $ 47,035
                                                  =========     =========
        Weighted interest rate                        1.50%         1.05%

     Average for the year ended December 31:
       Outstanding                                $ 47,567      $ 41,168
       Interest rate                                  1.13%         1.21%

     Maximum month-end outstanding                $ 51,026      $ 49,362

     Short-term borrowings consist of repurchase agreements and overnight borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"). Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Corporation's control.

     Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit (HELOCs). In addition, the Bank pledges as collateral its capital stock in the FHLB and deposits with the FHLB. As of December 31, 2004, $85,346,000 1-4 family residential mortgage loans were pledged under the blanket floating lien agreement. At December 31, 2004 and 2003, fixed-rate long term advances (in thousands) mature as follows:

                                    Weighted                                              Weighted
       Due by           2004        Average              Due by              2003         Average
     December 31   Advance Amount     Rate             December 31      Advance Amount      Rate
     -----------   --------------   --------           -----------      --------------    --------
        2005        $  2,000,000      3.53%               2004          $  3,000,000        2.67%
        2006           2,000,000      4.08                2005             2,000,000        3.53
        2007           1,000,000      4.33                2006             2,000,000        4.08
        2008           8,000,000      5.25                2007             1,000,000        4.33
        2009           5,000,000      5.26                2008             8,000,000        5.25
        2014           1,387,500      3.78                2009             5,000,000        5.26
                    ------------                                        ------------
                    $ 19,387,500      4.80%                             $ 21,000,000        4.56%
                    ============                                        ============

     All of the above advances are at fixed rates; however at December 31, 2004, $13,000,000 of convertible advances are included in the table whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to LIBOR (London Inter Bank Offering Rate). The Corporation has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the year in which they mature.

7. Stock Options:

     The Corporation's 1997 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualified options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan authorizes the issuance of up to 300,000 shares of common stock and has a term of ten years.

     The weighted average fair values of options at their grant date during 2004, 2003 and 2002 were $6.40, $9.30, and $8.78, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were a dividend yield of 3.23% in 2004; expected life of 6.82 years in 2004 and 5.00 years in 2003 and 2002; expected stock volatility of 31.08%, 34.58%, and 36.76% in years 2004, 2003, and 2002, respectively; and a risk free interest rate of 3.89%, 3.21%, and 4.08% in 2004, 2003, and 2002, respectively.

     At December 31, 2004, and 2003, the Corporation had 8,472 shares and 54,544 shares, respectively, of its authorized common stock reserved for its option plan. The options have a maximum term of ten years from the date of the option grant. All options were fully vested as December 31, 2004.

     A summary of stock option transactions under the plan follows:

                                                Option              Wtd. Avg.
                                                Shares          Exercise Price
                                               ---------        --------------
     Outstanding at December 31, 2001           151,450              $15.47
     Granted                                     35,700               22.58
     Exercised                                   (3,960)              15.47
     Forfeited                                     (800)              14.37
                                               ---------             ------
     Outstanding at December 31, 2002           182,390               16.87
     Granted                                     46,450               26.01
     Exercised                                   (4,603)              16.51
     Forfeited                                     (200)              14.00
                                               ---------             ------
     Outstanding at December 31, 2003           224,037               18.77
     Granted                                     55,800               24.22
     Exercised                                  (20,713)              15.72
     Forfeited                                   (9,728)              25.49
                                               ---------             ------
     Outstanding at December 31, 2004           249,396              $19.98
                                               =========

     The following table summarizes information related to stock options outstanding on December 31, 2004:

                                       Weighted-
                                       Average         Weighted-
                        Number of      Remaining       Average       Number of
        Range of        Outstanding    Contractual     Exercise      Options
     Exercise Prices    Options        Life            Price         Exercisable
     ---------------    -----------    -----------     ---------     -----------
     $13.38 to 15.00       62,014        4.1 yrs        $ 13.73         62,014
      15.01 to 20.00       79,032        5.0              17.89         79,032
      20.01 to 25.00       59,800        9.8              24.21         59,800
      25.01 to 26.20       48,550        8.7              26.18         48,550
                          -------                                      -------
                          249,396        6.7 yrs        $ 19.98        249,396
                          =======                                      =======

8. Income Taxes:

     The components of the Corporation's net deferred tax assets as of December 31, 2004 and December 31, 2003, were as follows (in thousands):

                                                   2004                 2003
                                                 -------              -------
     Deferred tax assets:
       Allowance for loan losses                 $ 2,714              $ 1,799
       Deferred compensation                         243                  250
       Core deposit intangible                       456                  405
       Preferred stock impairment                    335                    -
       Other                                          66                   22
                                                 -------              -------
         Total deferred tax assets                 3,814                2,476
                                                 -------              -------

     Deferred tax liabilities:
       Depreciation                                  483                  414
       Accretion of discounts on securities           17                   18
       Prepaid pension                               491                  506
       Net unrealized gains on securities            116                  668
       Other                                         126                  150
                                                 -------              -------
         Total deferred tax liabilities            1,233                1,756
                                                 -------              -------
         Net deferred tax assets                 $ 2,581              $   720
                                                 =======              =======

     The provision for income taxes consists of the following (in thousands):

                                          2004        2003       2002
                                        --------    --------   --------
     Taxes currently payable            $ 4,341     $ 3,519    $ 3,870
     Deferred tax expense (benefit)      (1,309)        395         48
                                        --------    --------   --------
                                        $ 3,032     $ 3,914    $ 3,918
                                        ========    ========   ========

     The effective tax rates differ from the statutory federal income tax rates due to the following items:

                                          2004        2003       2002
                                        --------    --------   --------
     Federal statutory rate              34.1 %      34.3 %     34.2 %
     Nontaxable interest income          (6.6)       (5.0)      (4.9)
     Other                                  -        (0.1)         -
                                        --------    --------   --------
                                         27.5 %      29.2 %     29.3 %
                                        ========    ========   ========

9. Earnings Per Share:

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                    2004                           2003                            2002
                                         ----------------------------    --------------------------     ----------------------------
                                                          Per Share                     Per Share                         Per Share
                                            Shares        Amount             Shares     Amount               Shares        Amount
                                         -------------- -------------    ------------ -------------     ------------- --------------
     Basic earnings per share              5,591,839      $  1.43          5,702,625    $  1.67           5,800,302     $  1.63
     Effect of dilutive securities,
       stock options                          50,217                          61,502                         50,047
                                         --------------                  ------------                   -------------
     Dilutied earnings per share           5,642,056      $  1.42          5,764,127    $  1.65           5,850,349     $  1.62
                                         ==============                  ============                   =============

     Stock options on common stock which were not included in computing diluted EPS in 2004, 2003, and 2002 because their effects were antidilutive averaged 4,685 shares, 453 shares, and 82 shares, respectively.

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

     At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                   2004              2003
                                              -------------     -------------
     Financial instruments whose contract
       amounts represent credit risk:
         Commitments to extend credit         $ 130,862,000     $ 124,905,000
         Standby letters of credit                4,849,000         3,477,000

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

     Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral supporting those commitments if deemed necessary.

     At December 31, 2004, ANB Mortgage Corp. had locked-rate commitments to originate mortgage loans amounting to approximately $1,847,000 and loans held for sale of $971,000. ANB Mortgage Corp. has entered into commitments, on a best-effort basis, to sell loans of approximately $2,818,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts. ANB Mortgage Corp. does not expect any counterparties to fail to meet its obligations.

     The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

     There were no commitments to purchase securities at December 31, 2004 or December 31, 2003.

Other commitments:
------------------

     The Corporation has entered into operating leases for several of its branch and ATM facilities. The minimum annual rental payments under these leases at December 31, 2004, (in thousands) are as follows:

                                   Minimum Lease
      Year                         Payments
      --------------------         -------------
      2005                             $ 146
      2006                               113
      2007                                73
      2008                                59
      2009                                49
      2010 and thereafter                 36
                                       -----
                                       $ 476
                                       =====

     Rent expense under these leases for each of the years ended December 31, 2004, 2003, and 2002, was $146,000, $126,000, and $121,000, respectively.

     The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $4,941,000 at December 31, 2004 and $3,679,000 at December 31, 2003.

     The Corporation originates and sells residential real estate loans to investors. Based on certain pre-defined criteria, including borrower non-payment or fraud, the Corporation may be required to repurchase loans back from the investor. Since the inception of the Corporation's secondary market mortgage loan program, no loans have been repurchased.

11. Related Party Transactions:

     In the ordinary course of business, the Corporation's directors provide the Corporation with substantial amounts of business, and some are among its largest depositors and borrowers. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2004, none of these loans were restructured, past due, or on nonaccrual status.

     An analysis of these loans for 2004 is as follows (in thousands):

     Balance, beginning of year           $ 18,811
     Additions                              24,504
     Repayments                            (20,783)
                                          ---------
     Balance, end of year                 $ 22,532
                                          =========

12. Employee Benefit Plans:

     The retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method. The Corporation uses October 31 as a measurement date to determine postretirement benefit obligations. All dollar amounts are shown in thousands, unless otherwise noted.

     The following table sets forth the plan's status as of December 31, 2004, 2003 and 2002 (in thousands):
                                                                           2004                 2003                  2002
                                                                        ---------            ---------             ---------
     Change in benefit obligation:
       Benefit obligation at beginning of year                           $ 5,710              $ 4,875               $ 4,837
       Service cost                                                          432                  377                   319
       Interest cost                                                         361                  330                   336
       Plan amendments                                                         -                   17                     -
       Actuarial loss                                                        257                  155                   274
       Benefits paid                                                        (132)                 (44)                 (891)
                                                                        ---------            ---------             ---------
       Benefit obligation at end of year                                 $ 6,628              $ 5,710               $ 4,875
                                                                        =========            =========             =========

         Accumulated benefit obligation, end of year                     $ 4,958              $ 4,241               $ 3,546

     Change in plan assets:
       Fair value of plan assets at beginning of year                    $ 5,652              $ 3,431               $ 4,360
       Actual return on plan assets                                          399                  587                  (692)
       Employer contributions                                                357                1,678                   654
       Benefits paid                                                        (132)                 (44)                 (891)
                                                                        ---------            ---------             ---------
       Fair value of plan assets at end of year                          $ 6,276              $ 5,652               $ 3,431
                                                                        =========            =========             =========

         Deferred asset (gain) loss                                      $   (54)            $   (298)              $ 1,037

     Prepaid pension cost:
       Funded status                                                     $  (352)            $    (58)             $ (1,445)
       Unrecognized net actuarial loss                                     1,832                1,603                 1,871
       Unrecognized net obligation at transition                               -                    -                    (5)
       Unrecognized prior service cost                                       (35)                 (57)                  (96)
                                                                        ---------            ---------             ---------
       Prepaid benefit cost included in other assets                     $ 1,445              $ 1,488              $    325
                                                                        =========            =========             =========

     Major assumptions and net periodic pension cost include the following:

                                                                          2004                 2003                  2002
                                                                        ---------            ---------             ---------
     Components of net periodic benefit cost:
       Service cost                                                     $    432             $    377               $   319
       Interest cost                                                         361                  330                   337
       Expected return on plan assets                                       (452)                (289)                 (346)
       Amortization of prior service cost                                    (23)                 (22)                  (24)
       Amortization of net obligation at transition                            -                   (5)                  (12)
       Recognized net actuarial gain                                          82                  125                     7
                                                                        ---------            ---------             ---------
       Net periodic benefit cost                                        $    400             $    516               $   281
                                                                        =========            =========             =========

     Amounts recognized in the statement of financial position:
       Prepaid asset                                                     $ 1,445              $ 1,488               $   325
       Accrued benefit liability                                               -                    -                  (441)
       Deferred income tax benefit                                             -                    -                   150
       Accumulated other comprehensive income, net                             -                    -                   291
                                                                        ---------            ---------             ---------
       Net amount recognized                                             $ 1,445              $ 1,488               $   325
                                                                        =========            =========             =========

                                                                           2004                 2003                  2002
                                                                        ---------            ---------             ---------
     Weighted-average assumptions for benefit obligations:
       Discount rate
         Pre-retirement                                                    6.00%                6.50%                 6.75%
         Post-retirement                                                   6.00%                6.00%                 6.00%

       Expected return on plan assets                                      8.00%                8.00%                 8.00%
       Rate of compensation increase                                       4.00%                4.00%                 4.00%

                                                                           2004                 2003                  2002
                                                                        ---------            ---------             ---------
     Weighted-average assumptions for net periodic benefit cost:
       Discount rate
         Pre-retirement                                                    6.50%                6.75%                 7.00%
         Post-retirement                                                   6.00%                6.00%                 6.00%

       Expected return on plan assets                                      8.00%                8.00%                 8.00%
       Rate of compensation increase                                       4.00%                4.00%                 4.00%

     The Corporation selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period and higher significance is placed on forecasts of future long-term economic conditions.

     Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period during which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

     Below is a description of the plan's assets. The plan's weighted-average asset allocations at October 31, 2004, and October 31, 2003, by asset category are as follows:

     Asset Category            2004                  2003
     --------------          -------               -------
     Fixed Income              25.8%                 22.4%
     Equity                    72.6                  77.5
     Other                      1.6                    .1
                             -------               -------
         Total                100.0%                100.0%
                             =======               =======

     The investment policy and strategies for plan assets can best be described as a growth and income strategy. The target allocation is for 75% of the assets to be invested in large and mid capitalization equity securities with the remaining 25% invested in fixed income investments. Diversification is accomplished by limiting the holding in any one equity issuer to no more than 5% of total equities. Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets. All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues. The assets are managed by the Corporation's Trust and Investment Services Division. No derivatives are used to manage the assets. Equity securities do not include holdings in the Corporation.

     Projected benefit payments for years 2005 to 2014 are as follows (in thousands):

     Year                Amount
     ----                ------
     2005                $    -
     2006                   111
     2007                   113
     2008                   163
     2009                   193
     2010-2014            2,198

     The Corporation's best estimate of the maximum contribution expected to be paid to the plan during 2005 is $333,000.

     A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Corporation. The Corporation matches a portion of the contribution made by employee participants after at least one year of service. The Corporation contributed $156,000, $151,000 and $136,000 to the 401(k) plan in 2004, 2003 and 2002, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

     In 1982, the Board of Directors of the Corporation adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $55,000, $84,000 and $77,000 for years 2004, 2003 and 2002, respectively.

13. Fair Value of Financial Instruments:

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107, "Disclosures About Fair Value of Financial Instruments" excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation. The estimated fair values of the Corporation's assets are as follows (in thousands):

                                                                December 31, 2004                      December 31, 2003
                                                          ------------------------------          ----------------------------
                                                            Carrying              Fair              Carrying            Fair
                                                             Amount              Value               Amount             Value
                                                          ----------          ----------          ----------        ----------
     Financial assets:
       Cash and due from banks                            $   12,568          $   12,568          $   17,888        $   17,888
       Securities available for sale                         165,958             165,958             171,376           171,376
       Securities held to maturity                            22,205              23,088              36,103            37,455
       Loans held for sale                                       971                 971                 560               560
       Loans, net of allowance                               399,287             398,364             400,953           407,128
       Accrued interest receivable                             3,786               3,786               4,123             4,123

     Financial liabilities:
       Deposits                                           $  485,272          $  484,739          $  501,688        $  503,409
       Repurchase agreements                                  38,945              38,945              47,035            47,035
       Other borrowings                                       21,338              22,101              21,000            22,328
       Accrued interest payable                                  698                 698                 835               835

     Off balance sheet instruments:
       Commitments to extend credit                       $        -          $        -          $        -        $        -
       Standby letters of credit                                   -                  48                   -                35
       Rate lock commitments                                       -                   -                   -                 -

     The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

Other borrowings. The fair value of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's incremental borrowing rates for similar types of borrowing arrangements.

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

     The Corporation assumes interest rate risk (the risk that interest rates will change) in its normal operations. As a result, the fair values of the Corporation's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Corporation's overall interest rate risk.

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

     Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholders' equity, while Tier II capital also includes the allowance for loan losses. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2004, the Corporation's Tier I and total capital ratios were 15.48% and 16.73%, respectively. At December 31, 2003, these ratios were 14.85% and 15.99%, respectively. The ratios for both years were well in excess of the regulatory requirements. Management believes, as of December 31, 2004 and 2003, that the Corporation and the Bank met all regulatory capital adequacy requirements to which they are subject.

     The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $6,855,000 as of December 31, 2004.

     The following table provides summary information regarding regulatory capital (in thousands):
                                                                                                                  To Be Well
                                                                                    Minimum                    Capitalized Under
                                                                                    Capital                    Prompt Corrective
                                                    Actual                        Requirement                  Action Provisions
                                            -----------------------         -----------------------          --------------------
                                             Amount          Ratio           Amount          Ratio            Amount       Ratio
                                            --------         ------         --------         ------          --------      ------
     As of December 31, 2004
       Total Capital
         Corporation                        $ 75,504         16.73%         $ 36,097          >8.0%
         Bank                                 73,724         16.36%           36,050          >8.0%          $ 45,063      >10.0%

       Tier I Capital
         Corporation                          69,842         15.48%           18,048          >4.0%
         Bank                                 68,747         15.26%           18,025          >4.0%            27,038       >6.0%

       Leverage Capital
         Corporation                          69,842         11.02%           19,022          >3.0%
         Bank                                 68,747         10.86%           18,993          >3.0%            31,654       >5.0%


     As of December 31, 2003
       Total Capital
         Corporation                        $ 74,222         15.99%         $ 37,137          >8.0%
         Bank                                 71,867         15.50%           37,092          >8.0%          $ 46,364      >10.0%

       Tier I Capital
         Corporation                          68,930         14.85%           18,569          >4.0%
         Bank                                 67,248         14.50%           18,546          >4.0%            27,819       >6.0%

       Leverage Capital
         Corporation                          68,930         10.76%           19,221          >3.0%
         Bank                                 67,248         10.51%           19,194          >3.0%            31,989       >5.0%

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

     Trust and investment services include estate planning, trust account administration, and investment management. Investment management services include purchasing equity, fixed income and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

     Segment information for the years 2004, 2003 and 2002 is shown in the following table (in thousands). The "Other" column includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                                       2004
                                                        ----------------------------------------------------------------------
                                                                          Trust and
                                                        Community        Investment                  Intersegment
                                                         Banking          Services         Other     Eliminations      Total
                                                        ---------       -----------     ----------   ------------    ---------
     Interest income                                    $  30,120       $       -       $       53       $ (53)      $  30,120
     Interest expense                                       7,479               -               53         (53)          7,479
     Noninterest income - external customers                2,712           2,976              822           -           6,510
     Noninterest income - internal customers                    -              48                -         (48)              -
     Operating income before income taxes                   9,321           1,694               30           -          11,045
     Depreciation and amortization                          1,389              21                6           -           1,416
     Total assets                                         618,325               -            2,444      (1,704)        619,065
     Capital expenditures                                     790              29                -           -             819

                                                                                       2003
                                                        ----------------------------------------------------------------------
                                                                          Trust and
                                                        Community        Investment                  Intersegment
                                                         Banking          Services         Other     Eliminations      Total
                                                        ---------       -----------     ----------   ------------    ---------
     Interest income                                    $  32,178       $       -       $       55       $ (55)      $  32,178
     Interest expense                                       9,391               -               55         (55)          9,391
     Noninterest income - external customers                3,314           2,523              834           -           6,671
     Noninterest income - internal customers                    -              48                -         (48)              -
     Operating income before income taxes                  11,975           1,326              126           -          13,427
     Depreciation and amortization                          1,555              24                6           -           1,585
     Total assets                                         643,863               -            1,902      (1,463)        644,302
     Capital expenditures                                     682               3                2           -             687

                                                                                      2002
                                                        ----------------------------------------------------------------------
                                                                          Trust and
                                                        Community        Investment                  Intersegment
                                                         Banking          Services         Other     Eliminations      Total
                                                        ---------       -----------     ----------   ------------    ---------
     Interest income                                    $  35,135       $       -       $       31       $ (31)      $  35,135
     Interest expense                                      12,310               -               31         (31)         12,310
     Noninterest income - external customers                2,564           2,516              632           -           5,712
     Noninterest income - internal customers                    -              48                -         (48)              -
     Operating income before income taxes                  11,798           1,543               38           -          13,379
     Depreciation and amortization                          1,570              21                3           -           1,594
     Total assets                                         604,482               -            2,468      (1,091)        605,859
     Capital expenditures                                   1,331              16              123           -           1,470

16. Parent Corporation Financial Information:

     Condensed Parent Corporation financial information is as follows (in thousands):

                                                       As of December 31
                                                    -----------------------
                                                       2004         2003
                                                     --------     ---------
     Condensed Balance Sheets
     ------------------------
     Assets
       Cash                                          $    802     $   1,397
       Investment in subsidiary                        69,562        69,912
       Other assets                                       636           622
                                                     --------     ---------
         Total Assets                                $ 71,000     $  71,931
                                                     ========     =========

     Liabilities                                     $      -      $      -
     Shareholders' equity                              71,000        71,931
                                                     --------      --------
       Total Liabilities and Shareholders' Equity    $ 71,000      $ 71,931
                                                     ========      ========

                                                   For the Year Ended
                                                       December 31
                                            --------------------------------
                                              2004        2003        2002
                                            --------    --------    --------
     Condensed Statements of Income
     ------------------------------
     Dividends from subsidiary              $ 7,400     $ 7,078     $ 6,000
     Income                                      15           4          10
     Expenses                                   179         159         145
     Income taxes (benefit)                     (56)        (52)          -
                                            --------    --------    --------
     Income before equity in undistributed
       earnings of subsidiary                 7,292       6,975       5,865
     Equity in undistributed earnings
       of subsidiary                            721       2,538       3,596
                                            --------    --------    --------
     Net Income                             $ 8,013     $ 9,513     $ 9,461
                                            ========    ========    ========

                                                   For the Year Ended
                                                       December 31
                                            --------------------------------
                                              2004        2003        2002
                                            --------    --------    --------
     Condensed Statements of Cash Flows
     ----------------------------------
     Cash provided by dividends received
       from subsidiary                      $ 7,400     $ 7,078     $ 6,000
     Cash used for payment of dividends      (4,411)     (4,272)     (4,117)
     Cash used for repurchase of stock       (3,787)     (3,128)     (1,049)
     Proceeds from exercise of options          326          76          61
     Other                                     (123)       (139)       (239)
                                            --------    --------    --------
     Net (decrease) increase in cash        $  (595)    $  (385)    $   656
                                            ========    ========    ========

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2005                     AMERICAN NATIONAL BANKSHARES INC.



By:  /s/Charles H. Majors
------------------------------
President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2005.



/s/Charles H. Majors
------------------------------    President and
Charles H. Majors                 Chief Executive Officer


/s/Willie G. Barker, Jr.          Director
------------------------------
Willie G. Barker, Jr.


/s/Richard G. Barkhouser          Director
------------------------------
Richard G. Barkhouser


/s/Fred A. Blair                  Director
------------------------------
Fred A. Blair


/s/Ben J. Davenport, Jr.          Director
------------------------------
Ben J. Davenport, Jr.


/s/H. Dan Davis                   Director
------------------------------
H. Dan Davis


/s/Michael P. Haley               Director
------------------------------
Michael P. Haley


/s/Lester A. Hudson, Jr.          Director
------------------------------
Lester A. Hudson, Jr.


/s/E. Budge Kent, Jr.             Director
------------------------------
E. Budge Kent, Jr.


/s/Fred B. Leggett, Jr.           Director
------------------------------
Fred B. Leggett, Jr.


/s/Franklin W. Maddux             Director
------------------------------
Franklin W. Maddux


/s/Claude B. Owen, Jr.            Director
------------------------------
Claude B. Owen, Jr.


/s/Neal A. Petrovich
------------------------------    Senior Vice President and
Neal A. Petrovich                 Chief Financial Officer

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a)(1) Financial Statements (See Item 8 for reference)
(a)(3) Exhibits

                                                             EXHIBIT INDEX
                                                             -------------

Exhibit
  #               Description                                                                  Location
-------           --------------------------------------------------------------               -----------------------
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

10.2              American National Bankshares Inc. Stock Option Plan dated                    Exhibit 4.3 on form S-8
                  August 19, 1997                                                              filed September 17, 1997

10.3              Agreement between American National Bankshares Inc.,                         Exhibit 10.5 on Form 10-K
                  American National Bank and Trust Company and                                 filed March 25, 2002
                  Charles H. Majors dated December 18, 2001

10.4              Agreement between American National Bankshares Inc.,                         Exhibit 10.6 on Form 10-K
                  American National Bank and Trust Company and                                 filed March 25, 2002
                  E. Budge Kent, Jr. dated December 18, 2001

10.5              Agreement between American National Bankshares Inc.,                         Exhibit 10.7 on Form 10-K
                  American National Bank and Trust Company and                                 filed March 25, 2002
                  Dabney T. P. Gilliam, Jr. dated December 18, 2001

10.6              Agreement between American National Bankshares Inc.,                         Exhibit 10.8 on Form 10-K
                  American National Bank and Trust Company and                                 filed March 25, 2002
                  Jeffrey V. Haley dated December 18, 2001

10.7              Agreement between American National Bank and Trust                           Exhibit 10.10 on Form 10-K
                  Company and Charles H. Majors dated January 1, 2002                          filed March 25, 2002

10.8              Agreement between American National Bankshares Inc.,
                  American National Bank and Trust Company and
                  R. Helm Dobbins dated June 17, 2003                                          Filed herewith

10.9              Agreement between American National Bankshares Inc.,
                  American National Bank and Trust Company and
                  Neal A. Petrovich dated June 15, 2004                                        Filed herewith

11.               Refer to EPS calculation in the Notes to Financial Statements                Filed herewith

21.1              Subsidiaries of the registrant                                               Filed herewith

31.1              Section 302 Certification of Charles H. Majors, President and CEO            Filed herewith

31.2              Section 302 Certification of Neal A. Petrovich, Senior Vice President
                  and CFO                                                                      Filed herewith

32.1              Section 906 Certification of Charles H. Majors, President and CEO            Filed herewith

32.2              Section 906 Certification of Neal A. Petrovich, Senior Vice President
                  and CFO                                                                      Filed herewith

99.2              American National Bankshares Inc. Dividend Reinvestment                      Exhibit 99 on Form S-3
                  Plan dated August 19, 1997                                                   filed August 20, 1997