Form 10-Q
period 2005-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2005-05-06
CIK 741516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005.
                                                  --------------

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
Yes   X   No
    -----    -----


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X   No
    -----    -----


     At May 6, 2005, the Corporation had 5,486,642 shares Common Stock outstanding, $1 par value.

                        AMERICAN NATIONAL BANKSHARES INC.



Index                                                                           Page No.
-----                                                                           --------
Part I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2005
             and December 31, 2004..................................................3

           Consolidated Statements of Income for the three months
             ended March 31, 2005 and 2004..........................................4

           Consolidated Statements of Changes in Shareholders' Equity
             for the three months ended March 31, 2005 and 2004.................    5

           Consolidated Statements of Cash Flows for the three months
             ended March 31, 2005 and 2004......................................    6

           Notes to Consolidated Financial Statements...........................    7

  Item 2.  Management's Discussion and Analysis of the Financial Condition
             and Results of Operations..........................................   13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........   24

  Item 4.  Controls and Procedures..............................................   25

Part II.   OTHER INFORMATION

  Item 1.  Legal Proceedings....................................................   26

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........   26

  Item 3.  Defaults Upon Senior Securities......................................   26

  Item 4.  Submission of Matters to a Vote of Security Holders..................   26

  Item 5.  Other Information....................................................   26

  Item 6.  Exhibits.............................................................   26

SIGNATURES .....................................................................   27

                American National Bankshares Inc. and Subsidiary
                           Consolidated Balance Sheets
                        (In thousands, except share data)
--------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)       (Audited)
                                                                                 March 31,       December 31,
                                                                                    2005              2004
                                                                                ------------     ------------
ASSETS
Cash and due from banks.........................................................$   16,848       $   12,371
Interest-bearing deposits in other banks........................................       327              197

Securities available for sale, at fair value....................................   160,816          165,958
Securities held to maturity (fair value of $20,396
  in 2005 and $23,088 in 2004)..................................................    19,776           22,205
                                                                                -----------      -----------
  Total securities..............................................................   180,592          188,163
                                                                                -----------      -----------

Loans held for sale.............................................................       885              971

Loans, net of unearned income ..................................................   416,276          407,269
Less allowance for loan losses..................................................    (8,127)          (7,982)
                                                                                -----------      -----------
  Net loans.....................................................................   408,149          399,287
                                                                                -----------      -----------

Bank premises and equipment, at cost, less accumulated
  depreciation of $12,592 in 2005 and $12,362 in 2004...........................     7,522            7,517
Core deposit intangibles, net...................................................       372              484
Accrued interest receivable and other assets....................................    10,985           10,075
                                                                                -----------      -----------
  Total assets..................................................................$  625,680       $  619,065
                                                                                ===========      ===========

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
  Demand deposits -- noninterest bearing........................................$   82,509       $   75,256
  Demand deposits -- interest bearing...........................................    78,603           80,793
  Money market deposits.........................................................    51,318           52,031
  Savings deposits..............................................................    84,405           83,216
  Time deposits.................................................................   192,463          193,976
                                                                                -----------      -----------
    Total deposits..............................................................   489,298          485,272
                                                                                -----------      -----------

  Repurchase agreements.........................................................    40,969           38,945
  FHLB borrowings...............................................................    20,900           21,338
  Accrued interest payable and other liabilities................................     3,778            2,510
                                                                                -----------      -----------
    Total liabilities...........................................................   554,945          548,065
                                                                                -----------      -----------

Shareholders' equity:
  Preferred stock, $5 par, 200,000 shares authorized,
    none outstanding............................................................         -                -
  Common stock, $1 par, 10,000,000 shares authorized,
    5,491,682 shares outstanding at March 31, 2005 and
    5,521,164 shares outstanding at December 31, 2004...........................     5,492            5,521
  Capital in excess of par value................................................     9,434            9,474
  Retained earnings.............................................................    56,592           55,780
  Accumulated other comprehensive income, net...................................      (783)             225
                                                                                -----------      -----------
    Total shareholders' equity..................................................    70,735           71,000
                                                                                -----------      -----------
    Total liabilities and shareholders' equity..................................$  625,680       $  619,065
                                                                                ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                American National Bankshares Inc. and Subsidiary
                        Consolidated Statements of Income
                (In thousands, except per share data) (Unaudited)
-------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31
                                                                              -------------------------
                                                                                 2005           2004
                                                                              ----------     ----------
Interest Income:
Interest and fees on loans....................................................$   6,032      $   5,741
Interest and dividends on securities:
  Taxable.....................................................................    1,119          1,267
  Tax-exempt..................................................................      527            491
  Dividends...................................................................       46             51

Other interest income.........................................................       42             31
                                                                              ----------     ----------
  Total interest income.......................................................    7,766          7,581
                                                                              ----------     ----------
Interest Expense:
Interest on deposits..........................................................    1,520          1,597
Interest on repurchase agreements.............................................      153            127
Interest on other borrowings..................................................      244            241
                                                                              ----------     ----------
  Total interest expense......................................................    1,917          1,965
                                                                              ----------     ----------
Net Interest Income...........................................................    5,849          5,616
Provision for Loan Losses.....................................................      300            215
                                                                              ----------     ----------
Net Interest Income After Provision
  For Loan Losses.............................................................    5,549          5,401
                                                                              ----------     ----------
Noninterest Income:
Trust and investment services.................................................      720            728
Service charges on deposit accounts...........................................      559            574
Other fees and commissions....................................................      251            246
Mortgage banking income.......................................................      100            133
Securities gains, net.........................................................       45            105
Other.........................................................................      392             67
                                                                              ----------     ----------
  Total noninterest income....................................................    2,067          1,853
                                                                              ----------     ----------
Noninterest Expense:
Salaries......................................................................    1,872          1,768
Pension and other employee benefits...........................................      468            422
Occupancy and equipment.......................................................      601            617
Bank franchise tax............................................................      138            140
Core deposit intangible amortization .........................................      112            112
Other.........................................................................      800            742
                                                                              ----------     ----------
  Total noninterest expense...................................................    3,991          3,801
                                                                              ----------     ----------
Income Before Income Tax Provision............................................    3,625          3,453
Income Tax Provision..........................................................    1,042            983
                                                                              ----------     ----------
Net Income....................................................................$   2,583      $   2,470
                                                                              ==========     ==========

-------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
Basic.........................................................................$     .47      $     .44
Diluted.......................................................................$     .46      $     .43
-------------------------------------------------------------------------------------------------------
Average Common Shares Outstanding:
Basic.........................................................................5,510,614      5,648,278
Diluted.......................................................................5,558,625      5,705,869
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                American National Bankshares Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                   Three Months Ended March 31, 2005 and 2004
                                                                                                         Accumulated
                                                      Common Stock          Capital in                       Other         Total
                                                -------------------------   Excess of       Retained     Comprehensive Shareholders'
                                                   Shares       Amount      Par Value       Earnings         Income        Equity
                                                -----------  ------------  ------------  -------------  -------------- -------------
(In thousands, except share data) (Unaudited)
Balance, December 31, 2003...................... 5,660,419   $     5,660   $     9,437   $     55,538   $       1,296  $     71,931

Net income......................................         -             -             -          2,470               -         2,470

Change in unrealized gains on securities
  available for sale, net of tax of $281........         -             -             -              -             546

Less:  Reclassification adjustment for (gains)
  losses on securities available for sale, net
  of tax of $(36)...............................         -             -             -              -             (69)
                                                                                                        --------------
  Other comprehensive income....................                                                                  477           477
                                                                                                                       -------------
  Total comprehensive income....................                                                                              2,947

Stock repurchased and retired...................   (32,200)          (32)          (54)          (726)              -          (812)

Stock options exercised.........................     4,953             5            89              -               -            94

Cash dividends paid.............................         -             -             -         (1,072)              -        (1,072)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, March 31, 2004......................... 5,633,172   $     5,633   $     9,472   $     56,210   $       1,773  $     73,088
                                                ===========  ============  ============= =============  ============== =============

Balance, December 31, 2004...................... 5,521,164   $     5,521   $     9,474   $     55,780   $         225  $     71,000

Net income......................................         -             -             -          2,583               -         2,583

Change in unrealized losses on securities
  available for sale, net of tax of $(519)......         -             -             -              -          (1,008)
                                                                                                        --------------
  Other comprehensive income....................                                                               (1,008)       (1,008)
                                                                                                                       -------------
  Total comprehensive income....................                                                                              1,575

Stock repurchased and retired...................   (30,400)          (30)          (52)          (671)              -          (753)

Stock options exercised.........................       918             1            12              -               -            13

Cash dividends paid.............................         -             -             -         (1,100)              -        (1,100)
                                                -----------  ------------  ------------  -------------  -------------- -------------

Balance, March 31, 2005......................... 5,491,682   $     5,492   $     9,434   $     56,592   $        (783) $     70,735
                                                ===========  ============  ============= =============  ============== =============

The accompanying notes are an integral part of the consolidated financial statements.

                American National Bankshares Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                         March 31
                                                                                   2005           2004
                                                                                ----------     ----------
Cash Flows from Operating Activities:
Net income....................................................................$   2,583      $   2,470
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses...................................................      300            215
  Depreciation................................................................      231            244
  Core deposit intangible amortization........................................      112            112
  Amortization (accretion) of bond premiums and discounts, net................       49            210
  Gain on sale or call of securities..........................................      (45)          (105)
  Gain on loans held for sale.................................................      (68)           (99)
  Proceeds from sales of loans held for sale..................................    3,003          4,567
  Originations of loans held for sale.........................................   (2,849)        (5,661)
  Loss on sale of real estate owned...........................................        2             11
  Valuation allowance on other real estate owned..............................       27              -
  Deferred income taxes benefit...............................................      (68)           (22)
  Increase in interest receivable.............................................     (291)          (107)
  (Increase) decrease in other assets.........................................      (70)            85
  Increase (decrease) in interest payable.....................................        5            (58)
  Increase in other liabilities...............................................    1,263            693
                                                                              ----------     ----------
    Net cash provided by operating activities.................................    4,184          2,555
                                                                              ----------     ----------

Cash Flows from Investing Activities:
  Proceeds from maturities and calls of securities available for sale.........   15,094         17,017
  Proceeds from sales of securities available for sale........................        -          4,067
  Proceeds from maturities and calls of securities held to maturity...........    2,436         15,911
  Purchases of securities available for sale..................................  (11,490)       (36,062)
  Net (increase) decrease in loans............................................   (9,162)           913
  Purchases of bank property and equipment....................................     (236)          (390)
  Proceeds from sales of other real estate owned..............................        9             92
                                                                              ----------     ----------
    Net cash (used in) provided by investing activities.......................   (3,349)         1,548
                                                                              ----------     ----------

                            (Continued on next page)

                         (Continued from previous page)

                American National Bankshares Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                           (In thousands) (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                -------------------------
                                                                                         March 31
                                                                                   2005           2004
                                                                                ----------     ----------
Cash Flows from Financing Activities:
  Net increase in demand, money market,
    and savings deposits......................................................    5,539          7,588
  Net decrease in time deposits...............................................   (1,513)        (6,789)
  Net increase (decrease) in repurchase agreements ...........................    2,024           (995)
  Net decrease in FHLB borrowings.............................................     (438)             -
  Cash dividends paid.........................................................   (1,100)        (1,072)
  Repurchase of stock.........................................................     (753)          (812)
  Proceeds from exercise of stock options.....................................       13             94
                                                                              ----------     ----------
    Net cash provided by (used in) financing activities.......................    3,772         (1,986)
                                                                              ----------     ----------

    Net Increase in Cash and Cash Equivalents.................................    4,607          2,117

    Cash and Cash Equivalents at Beginning of Period..........................   12,568         17,888
                                                                              ----------     ----------

    Cash and Cash Equivalents at End of Period................................$  17,175      $  20,005
                                                                              ==========     ==========


Supplemental Schedule of Cash and Cash Equivalents:
Cash:
  Cash and due from banks.....................................................$  16,848      $  12,755
  Interest-bearing deposits in other banks....................................      327          7,250
                                                                              ----------     ----------
                                                                              $  17,175      $  20,005
                                                                              ==========     ==========

Supplemental Disclosure of Cash Flow Information:
  Interest paid...............................................................$   1,913      $   2,023
  Income taxes paid...........................................................$      10      $       4
  Transfer of loans to other real estate owned................................$       -      $     160
  Unrealized gain (loss) on securities available for sale.....................$  (1,527)     $     722


The accompanying notes are an integral part of the consolidated financial statements.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     The consolidated financial statements (the "Corporation") include the amounts and results of operations of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company ("the Bank"). Activities of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp., were moved within the Bank in 2005. These subsidiaries have not been dissolved.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 2005; the consolidated statements of income for the three months ended March 31 2005 and 2004; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2005 and 2004; and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.


2. STOCK BASED COMPENSATION

     As of March 31, 2005 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three month periods ended March 31, 2005 and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

                                                            Three Months Ended
                                                         -----------------------
                                                                  March 31
                                                         -----------------------
(In thousands except per share amounts)                     2005          2004
                                                           ------        ------
Net income, as reported                                    $2,583        $2,470

Deduct:  total stock-based employee compensation
         expense determined based on fair value
         method of awards                                       -          (110)
                                                           -------       -------
Pro forma net income                                       $2,583        $2,360
                                                           =======       =======

Basic earnings per share:
As reported                                                $  .47        $  .44
Pro forma                                                  $  .47        $  .42

Diluted earnings per share:
As reported                                                $  .46        $  .43
Pro forma                                                  $  .46        $  .41

     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004: dividend yield of 3.23%, price volatility of 31.08%, risk-free interest rates of 3.89%, and expected life of 6.82 years. There were no grants in the first quarter of 2005. All options were vested at December 31, 2004.

3. SECURITIES

     The amortized cost and estimated fair value of debt and equity securities at March 31, 2005 and December 31, 2004 were as follows (in thousands):

                                                                                   March 31, 2005
                                                        ---------------------------------------------------------------------
                                                         Amortized           Unrealized         Unrealized          Estimated
                                                           Cost                Gains              Losses           Fair Value
                                                        ----------           ----------         ----------         ----------
     Securities available for sale:
       Federal agencies                                 $  83,225             $      9           $  1,313           $  81,921
       Mortgage-backed                                     26,899                  223                342              26,780
       State and municipal                                 35,337                  338                254              35,421
       Corporate bonds                                     10,061                  175                 67              10,169
       Equity securities:
         FHLB stock - restricted                            2,178                    -                  -               2,178
         Federal Reserve stock - restricted                   363                    -                  -                 363
         FNMA & FHLMC preferred stock                       3,515                   44                  -               3,559
         Other securities                                     425                    -                  -                 425
                                                        ---------             --------           --------           ---------
       Total securities available for sale                162,003                  789              1,976             160,816
                                                        ---------             --------           --------           ---------

     Securities held to maturity:
       Federal agencies                                     1,497                    -                 25               1,472
       Mortgage-backed                                        626                   26                  -                 652
       State and municipal                                 17,653                  649                 30              18,272
                                                        ---------             --------           --------           ---------
       Total securities held to maturity                   19,776                  675                 55              20,396
                                                        ---------             --------           --------           ---------

       Total securities                                 $ 181,779             $  1,464           $  2,031           $ 181,212
                                                        =========             ========           ========           =========

                                                                                  December 31, 2004
                                                        ---------------------------------------------------------------------
                                                         Amortized            Unrealized         Unrealized         Estimated
                                                           Cost                 Gains              Losses          Fair Value
                                                        ----------            ----------         ----------        ----------
     Securities available for sale:
       Federal agencies                                 $  83,969             $    107           $    755           $  83,321
       Mortgage-backed                                     28,608                  402                 77              28,933
       State and municipal                                 35,714                  658                 88              36,284
       Corporate bonds                                     10,776                  295                 42              11,029
       Equity securities:
         FHLB stock - restricted                            2,248                    -                  -               2,248
         Federal Reserve stock - restricted                   363                    -                  -                 363
         FNMA & FHLMC preferred stock                       3,515                    -                160               3,355
         Other securities                                     425                    -                  -                 425
                                                        ---------             --------           --------           ---------
       Total securities available for sale                165,618                1,462              1,122             165,958
                                                        ---------             --------           --------           ---------

     Securities held to maturity:
       Federal agencies                                     3,496                    5                 10               3,491
       Mortgage-backed                                        701                   36                  -                 737
       State and municipal                                 18,008                  860                  8              18,860
                                                        ---------             --------           --------           ---------
       Total securities held to maturity                   22,205                  901                 18              23,088
                                                        ---------             --------           --------           ---------

       Total securities                                 $ 187,823             $  2,363           $  1,140           $ 189,046
                                                        =========             ========           ========           =========

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

                                     Less than 12 Months             12 Months or More                     Total
                                   -----------------------         ----------------------          -----------------------
                                     Fair       Unrealized           Fair      Unrealized            Fair       Unrealized
                                     Value         Loss              Value        Loss               Value          Loss
                                     -----      ----------           -----     ----------            -----      ----------
     Federal agencies              $ 45,533       $   629          $ 34,844      $   709           $ 80,377       $ 1,338
     Mortgage-backed                 19,445           318             1,523           24             20,968           342
     State and municipal             15,009           156             5,158          128             20,167           284
     Corporate bonds                      -             -             1,417           67              1,417            67
     Preferred stock                      -             -                 -            -                  -             -
                                   --------       -------          --------      -------           --------       -------
       Total                       $ 79,987       $ 1,103          $ 42,942      $   928           $122,929       $ 2,031
                                   ========       =======          ========      =======           ========       =======

     Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses are primarily attributable to interest rate changes. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

     An other-than-temporary impairment charge of $985,000 on $4,500,000 of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of recent public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis conducted by an outside party, and accounting interpretations. As of March 31, 2005, these securities have an estimated unrealized gain of $44,000 based on their adjusted carrying value.

     The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

                                     Less than 12 Months             12 Months or More                     Total
                                   -----------------------         ----------------------          -----------------------
                                     Fair       Unrealized           Fair      Unrealized            Fair       Unrealized
                                     Value         Loss              Value        Loss               Value          Loss
                                     -----      ----------           -----     ----------            -----      ----------
     Federal agencies              $ 57,916       $   639          $  8,880      $   126           $ 66,796       $   765
     Mortgage-backed                  9,596            74             1,358            3             10,954            77
     State and municipal              7,869            89               198            7              8,067            96
     Corporate bonds                  1,442            42                 -            -              1,442            42
     Preferred stock                      -             -             3,355          160              3,355           160
                                   --------       -------          --------      -------           --------       -------
       Total                       $ 76,823       $   844          $ 13,791      $   296           $ 90,614       $ 1,140
                                   ========       =======          ========      =======           ========       =======

4. LOANS

     Loans, excluding loans held for sale, were comprised of the following:

                         (In thousands)                                      March 31                 December 31
                                                                               2005                      2004
                                                                           ------------               -----------
Real estate:
  Construction and land development                                          $  44,916                 $  34,101
  Commercial                                                                   149,273                   147,653
  1 - 4 family residential                                                      93,724                    91,672
  Home equity                                                                   42,329                    42,620
                                                                             ---------                 ---------
    Total real estate                                                          330,242                   316,046

Commercial and industrial                                                       72,943                    75,847
Consumer                                                                        13,091                    15,376
                                                                             ---------                 ---------
Total loans                                                                  $ 416,276                 $ 407,269
                                                                             =========                 =========

     The following is a summary of information pertaining to impaired loans:

                         (In thousands)                                      March 31                 December 31
                                                                               2005                       2004
                                                                           ------------               -----------
Impaired loans without a valuation allowance                                 $       -                 $       -
Impaired loans with a valuation allowance                                        6,035                     6,310
                                                                             ---------                 ---------
  Total impaired loans                                                       $   6,035                 $   6,310
                                                                             =========                 =========
Allowance related to impaired loans,
  included in the allowance for loan losses                                  $   2,995                 $   3,151
                                                                             =========                 =========

     The following summarized average balances and interest income related to impaired loans for the three months ended:

                         (In thousands)                                      March 31                  December 31
                                                                               2005                        2004
                                                                           -----------                 -----------
Average balance in impaired loans                                          $     6,099                  $   3,448
                                                                           ===========                  =========

Interest income recognized on impaired loans                               $        11                  $      18
                                                                           ===========                  =========

     No additional funds are committed to be advanced in connection with impaired loans.

     Nonaccrual loans excluded from impaired loan disclosure amounted to $2,709,000 and $2,810,000 at March 31, 2005 and December 31, 2004, respectively.
If interest on nonaccrual loans had been accrued, such income would have approximated $9,000 and $31,000 for March 31, 2005 and 2004, respectively.

     Loans past due 90 days and still accruing interest amounted to $0 at March 31, 2005 and at December 31, 2004.

     Foreclosed real estate was $183,000 at March 31, 2005 and $221,000 at December 31, 2004, and is recorded as other assets on the Consolidated Balance Sheets.

5. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the three months ended March 31 and December 31, 2004 were as follows:

                         (In thousands)                 March 31       December 31         March 31
                                                          2005             2004              2004
                                                      ------------     ------------      ------------
Balance, January 1                                    $    7,982       $    5,292        $    5,292
Provision for loan loses                                     300            3,095               215
Loans charged-off                                           (233)            (655)             (223)
Recoveries of loans charged-off                               78              250                39
                                                      -----------      -----------       -----------
Balance at end of period                              $    8,127       $    7,982        $    5,323
                                                      ===========      ===========       ===========


6. EARNINGS PER SHARE

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

                                                                        Three Months Ended
                                                                             March 31
                                                    -------------------------------------------------------
                                                               2005                           2004
                                                    ------------------------       ------------------------
                                                                        Per                            Per
                                                                       Share                          Share
                                                      Shares          Amount         Shares          Amount
                                                    ----------        ------       ----------        ------
Basic earnings per share                             5,510,614        $  .47        5,648,278        $  .44
Effect of dilutive securities (stock options)           48,011          (.01)          57,591          (.01)
                                                    ----------        ------       ----------        ------
Diluted earnings per share                           5,558,625        $  .46        5,705,869        $  .43
                                                    ==========        ======       ==========        ======


7. DEFINED BENEFIT PLAN

     Components of Net Periodic Benefit Cost

                                                           Three Months Ended
                         (In thousands)                         March 31
                                                        -----------------------
                                                           2005          2004
                                                           ----          ----
Service cost                                              $ 110         $ 108
Interest cost                                                92            90
Expected return on plan assets                             (126)         (113)
Amortization of prior service cost                           (9)           (6)
Amortization of net obligation at transition                  -             -
Recognized net actuarial loss                                21            21
                                                          ------        ------
Net periodic benefit cost                                 $  88         $ 100
                                                          ======        ======

     During the three-month period ended March 31, 2005, $333,000 in contributions were made. The Corporation plans no additional contributions for the year ending December 31, 2005.


8. SEGMENT AND RELATED INFORMATION

     In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", reportable segments include community banking and trust and investment services.

     Community banking involves making loans to and generating deposits from individuals and businesses. All assets and liabilities of the Bank are allocated to community banking. Investment income from securities is also allocated to the community banking segment. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets, liabilities and operating results of the Bank's two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the "Other" segment for 2004. ANB Mortgage Corp. performed secondary mortgage banking and ANB Services Corp. performed retail investment and insurance sales. The activities of both subsidiaries were moved within the Bank in 2005.

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

     Unaudited segment information for the three month periods ended March 31, 2005 and 2004 is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.

                                                                Three Months Ended March 31, 2005
                                               ----------------------------------------------------------------------
                         (In thousands)
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,766       $      -       $    -         $     -         $  7,766
Interest expense                                  1,917              -            -               -            1,917
Noninterest income - external customers           1,278            788            1               -            2,067
Noninterest income - internal customers               -             12            -             (12)               -
Operating income before income taxes              3,281            390          (46)              -            3,625
Depreciation and amortization                       338              4            1               -              343
Total assets                                    625,080              -          600               -          625,680
Capital expenditures                                203             33            -               -              236

                                                                Three Months Ended March 31, 2004
                                               ----------------------------------------------------------------------
                         (In thousands)
                                                              Trust and
                                               Community      Investment                  Intersegment
                                               Banking        Services        Other       Eliminations        Total
                                               ---------      ----------      ------      ------------      --------
Interest income                                $  7,581       $      -       $    8         $    (8)        $  7,581
Interest expense                                  1,965              -            8              (8)           1,965
Noninterest income - external customers             915            728          210               -            1,853
Noninterest income - internal customers               -             12            -             (12)               -
Operating income before income taxes              3,035            433          (15)              -            3,453
Depreciation and amortization                       349              5            2               -              356
Total assets                                    644,236              -        3,166          (1,504)         645,898
Capital expenditures                                370             20            -               -              390

ITEM 2.

                AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
                ------------------------------------------------
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

RECLASSIFICATION

     In certain circumstances, reclassifications have been made to prior period information to conform to the 2005 presentation.

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

Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market, and the loan balance.

     The Corporation's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs, and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff; economic conditions; and portfolio concentrations. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and uncertain and actual losses could be greater or less than the estimates.

Non-GAAP Presentations

     The management's discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Corporation's operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under GAAP.

     The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation's results of operations at the present time.

     In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff's view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation's results of operations at the present time.

     Refer to the Corporation's December 31, 2004 Annual Report on Form 10-K for previously announced accounting pronouncements.

INTERNET ACCESS TO CORPORATE DOCUMENTS

     The Corporation provides access to their SEC filings through the corporate Web site at www.amnb.com. After accessing the Web site, the filings are available upon selecting the Investor Relations icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
                -----------

                               EXECUTIVE OVERVIEW

     American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with thirteen full service offices in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, and South Boston, Virginia; a loan production office in Lynchburg, Virginia; one office in Yanceyville, North Carolina; and a loan production office in Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through eighteen ATMs, "AmeriLink" Internet banking, and our 24-hour "Access American" phone banking. Additional information is available on our website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol "AMNB".

     The Corporation specializes in providing financial services to businesses and consumers. Current priorities are to:

o    increase the size of our loan portfolio without sacrificing credit quality,
o    grow our checking, savings, and money market deposits,
o increase fee income through our trust, investment, and mortgage banking services, and
o    continue to control our costs.


                              RESULTS OF OPERATIONS

NET INCOME

     The Corporation's net income for the first three months of 2005 was $2,583,000, an increase of 4.6% over the $2,470,000 earned during the same period of 2004. On a basic and diluted per share basis, net earnings totaled $0.47 and $0.46, respectively, for the first three months of 2005. This compared favorably to the $0.44 and $0.43 in basic and diluted earnings per share recorded for the first three months of 2004. Both increases were due to growth in net interest income and noninterest income which more than offset the increase in noninterest expense, combined with a lower number of shares outstanding due to stock repurchases.

     On an annualized basis, return on average total assets was 1.66% for the first three months of 2005 compared to 1.54% for the same period in 2004. Annualized return on average common shareholders' equity was 14.51% and 13.62% for the first three months of 2005 and 2004, respectively.

     Net interest income after provision for loan losses increased $148,000, or 2.7%, for the first three months of 2005 compared to the same period in 2004 due to an increase in the interest rate spread coupled with changes in the earning asset mix. For the same comparative period, noninterest income increased by $214,000, due primarily to $320,000 in income from the sale of a debit card and ATM processor, of which the Bank was a member. Noninterest expense increased by $190,000 for the first three months of 2005 compared to the same period in 2004, due primarily to increases in salary and benefits expense.

NET INTEREST INCOME

     Net interest income, the Corporation's largest source of revenue, on a fully taxable equivalent ("FTE") basis was $6,134,000 for the first three month period ended March 31, 2005 compared to $5,890,000 for the same period of 2004, an increase of 4.1%. The interest rate spread increased to 3.74% from 3.52%, and the net interest margin increased to 4.10% from 3.84% in the first three months of 2005 compared to the same period of 2004.

     Net interest income increased because yields on interest-earning assets increased faster than the yields paid on interest-earning liabilities. Yields on earning assets improved due to increases in interest rate indexes which are used to price commercial loans, the scheduled repricing of variable rate real estate loans to higher rates, the reinvestment of investment portfolio cash flows into slightly higher yielding investments, and the addition of new loans at market rates of interest. Quality loan growth remains a top priority.

     Average year-to-date interest-earning assets decreased 2.6% or $16,228,000 while average interest-bearing liabilities declined 5.2%, or $25,510,000 between March 31, 2005 and March 31, 2004. During this time, low cost noninterest-bearing demand deposit growth funded the difference between interest-earning assets decline and interest-bearing liabilities decline. The funding mix continued to shift to lower cost transaction accounts including savings accounts, interest-bearing demand deposits, non-interest bearing demand deposits, and retail repurchase agreements. This reflects the Corporation's strategy to grow low cost deposits by focusing on customer relationships.

     The Federal Reserve raised short-term interest rates two times between December 31, 2004 and March 31, 2005, for a total increase of .50%. This increased the interest income the Corporation earned in overnight funds, investment securities, and loans during the first quarter of 2005; as a result, the interest rate spread and the net interest margin improved to 3.74% and 4.10%, respectively.

     The following tables demonstrate fluctuations in net interest income and the related yields for the first three months of 2005 compared to similar prior year periods. Net interest income is on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans if recognized is recorded on a cash basis or when the loan returns to accrual status:

                 Net Interest Income and Rate / Volume Analysis
               For the Three Months Ended March 31, 2005 and 2004
                          (In thousands, except rates)
                                                                            Interest
                                           Average Balance               Income/Expense              Yield/Rate
                                      -------------------------     ------------------------     ---------------------
                                         2005           2004           2005           2004         2005         2004
                                      ----------     ----------     ----------     ---------     --------     --------
Loans:
  Commercial                          $  72,734      $ 125,777      $   1,133      $  1,459         6.23%        4.64%
  Real Estate                           323,473        260,495          4,603         3,815         5.69         5.86
  Consumer                               14,172         21,639            320           492         9.03         9.09
                                      ----------     ----------     ----------     ---------       ------       ------
    Total loans                         410,379        407,911          6,056         5,766         5.90         5.65
                                      ----------     ----------     ----------     ---------       ------       ------

Securities:
  Federal agencies                       82,256        102,126            648           822         3.15         3.22
  Mortgage-backed                        28,530         20,123            307           233         4.30         4.63
  State and municipal                    53,306         50,410            802           750         6.02         5.95
  Other                                  16,760         19,908            196           253         4.68         5.08
                                      ----------     ----------     ----------     ---------       ------       ------
    Total securities                    180,852        192,567          1,953         2,058         4.32         4.27
                                      ----------     ----------     ----------     ---------       ------       ------

Deposits in other banks                   6,852         13,833             42            31         2.45          .90
                                      ----------     ----------     ----------     ---------       ------       ------

  Total interest-earning assets         598,083        614,311          8,051         7,855         5.38         5.11
                                                                    ----------     ---------       ------       ------

Other non-earning assets                 23,058         26,558
                                      ----------     ----------

  Total assets                        $ 621,141      $ 640,869
                                      ==========     ==========

Interest-bearing deposits:
  Demand                              $  79,426      $  69,755            104            59          .52          .34
  Money market                           52,130         54,328            155           102         1.19          .75
  Savings                                83,361         83,757            130           109          .62          .52
  Time                                  193,261        215,775          1,131         1,327         2.34         2.46
                                      ----------     ----------     ----------     ---------       ------       ------
    Total interest-bearing deposits     408,178        423,615          1,520         1,597         1.49         1.51

  Repurchase agreements                  39,326         49,277            153           127         1.56         1.03
  Other borrowings                       21,294         21,416            244           241         4.58         4.50
                                      ----------     ----------     ----------     ---------       ------       ------
    Total interest-bearing
      liabilities                       468,798        494,308          1,917         1,965         1.64         1.59
                                                                    ----------     ---------       ------       ------

Demand deposits                          78,440         70,627
Other liabilities                         2,725          3,403
Shareholders' equity                     71,178         72,531
                                      ----------     ----------
  Total liabilities and
    shareholders' equity              $ 621,141      $ 640,869
                                      ==========     ==========

Interest rate spread                                                                                3.74%        3.52%
                                                                                                   ======       ======
Net interest margin                                                                                 4.10%        3.84%
                                                                                                   ======       ======

Reconcilement to GAAP
---------------------

Net interest income - tax equivalent                                    6,134         5,890
Less: Taxable equivalent adjustment                                       285           274
                                                                    ----------     ---------
                                                                    $   5,849      $  5,616
                                                                    ==========     =========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Charge-offs of loan balances decrease the allowance.

     The Corporation's lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Corporation's Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Corporation's Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

     The Corporation's Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation's historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans, impaired loans, other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions.

     No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective and complex judgements about matters that are inherently uncertain and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, the Corporation allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the total loan portfolio.

     The allowance is supplemented to adjust for imprecision (particularly in commercial, commercial real estate and construction lending) and to provide for a range of possible outcomes inherent in estimates used for the allocated allowance. This reflects the result of the Corporation's judgement of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends in our region.

     The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period. Furthermore, we cannot provide assurance that, in any particular period, the Corporation will not have sizeable credit losses in relation to the amount reserved. The Corporation may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends and ongoing internal and external examination processes. This is also necessary to absorb losses in the portfolio, including those not yet identifiable.

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

     The unallocated portion of the allowance reflects management's attempt to provide that the overall reserve appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

     The provision for loan losses was $300,000 for the first three months of 2005 versus $215,000 for the same period in 2004. Net charged-off loans were $155,000 for the first three months of 2005 versus $184,000 for the same period in 2004. The annualized ratio of net charge-offs to average loans was .15% in 2005 and .18% in 2004.

     The allowance for loan losses was $8,127,000 at March 31, 2005, an increase of 1.8% over the $7,982,000 recorded at December 31, 2004. The allowance was 1.95% of loans at March 31, 2005 versus 1.96% at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb any inherent losses on existing loans in the Corporation's loan portfolio at March 31, 2005. More information regarding loan quality is provided in the Asset Quality, Credit Risk Management and Nonperforming Assets section.

NONINTEREST INCOME

     Noninterest income for the first three months of 2005 was $2,067,000, an increase of 11.5% from $1,853,000 reported in the same period of 2004. The primary reason for the increase was a one time gain on the sale of the Bank's membership in a debit card and ATM processor.

     Trust and investment services income of $720,000 during the first three months of 2005 was down 1.1% compared to the same period in 2004. A majority of trust account fees are calculated based on the monthly market value of the assets under management, therefore performance of the equity markets affects trust financial performance. The Bank's trust division managed accounts whose market values approximated $347,074,000 at March 31, 2005.

     Mortgage banking income was $100,000 for the first three months of 2005 as compared to $133,000 in 2004. The decline was due to a reduced number of mortgage refinancings in 2005.

     Other noninterest income increased by $325,000, due primarily to $320,000 in income from the sale of a debit card and ATM processor, of which the Bank was a member.

NONINTEREST EXPENSE

     Noninterest expense for the first three months of 2005 was $3,991,000, a 5.0% increase from the $3,801,000 reported for the same period last year. Salaries increased 5.9% from the same period last year to $1,872,000 in 2005 while pension and other employee benefits increased 10.9% to $468,000. The salary increase is due primarily to annual salary increases and increased staff positions. Benefits expense increased due to higher health care costs. Occupancy and equipment expenses decreased $16,000, or 2.6%, for the first three months of 2005 from the same period in 2004, primarily the result of reduced depreciation expense.

     Core deposit intangible amortization of $112,000 for the first three months of 2005 and 2004 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and Yanceyville office in 1996. These are being amortized on a ten year straight-line basis.

     The efficiency ratio, a productivity measure used to determine how well noninterest expense is managed, was 48.76% and 49.69% for the three months ended March 31, 2005 and 2004, respectively. A lower efficiency ratio generally indicates better expense efficiency. Based on regulatory peer group information, leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 55% range while the peer group average is approximately 60%.

INCOME TAX PROVISION

     The income tax provision for the first three months of 2005 was $1,042,000, an increase of $59,000 from $983,000 reported a year earlier. The effective tax rate for the first three months of 2005 was 28.7% compared to 28.5% for the same period of 2004. The effective tax rate is lower than the statutory rate primarily due to tax exempt state and municipal securities.

                   FINANCIAL CONDITION, LIQUIDITY AND CAPITAL


GENERAL

     Total assets increased 1.1% to $625,680,000 at March 31, 2005 when compared to assets of $619,065,000 at December 31, 2004. During the past year, the Corporation chose not to aggressively pursue high-rate certificates of deposit. During the quarter ended March 31, 2005, loans increased $9,007,000 or 2.2% while deposit accounts increased $4,026,000 or 0.8%. There were only minor changes in the major categories of assets and liabilities during the quarter.


ASSET QUALITY, CREDIT RISK MANAGEMENT AND NONPERFORMING ASSETS

     The Corporation identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends and other external factors. The Corporation maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

     The Corporation uses certain general practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, (e) review of loans by a Loan Review department which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

     Loans are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collection is uncertain. Unless loans are secured and in the process of collection, they are normally charged off after a delinquency of 120 days. Under the Corporation's policy, a nonaccruing loan may be restored to accrual status when none of its principal and interest is past due and unpaid, the borrower has shown a reasonable sustained ability to service the debt, and the Corporation expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes secured and in the process of collection.

     In December 2004, the Corporation added an additional $2.0 million to its allowance for loan losses primarily related to a $4.5 million loan secured by a hotel in a major North Carolina metropolitan area. Although payments on the loan have always been current, the cash flow and collateral valuation of the hotel deteriorated; thus, the loan was deemed impaired and was placed on nonaccrual status at December 31, 2004.

     Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate.

     Loans in a nonaccrual status at March 31, 2005 were $8,050,000 compared with $8,113,000 at December 31, 2004.

     Loans on accrual status and past due 90 days or more were $0 at both March 31, 2005 and December 31, 2004. There were no loans classified as troubled debt restructurings on March 31, 2005 or December 31, 2004.

                            March 31        December 31
                              2005             2004
                          ------------      -----------
90 days past due            $      -          $      -
Nonaccrual                     8,050             8,113
Foreclosed real estate           183               221
                            --------          --------
Nonperforming assets        $  8,233          $  8,334
                            ========          ========

     Total nonperforming loans as a percentage of total loans were 1.93% at March 31, 2005 and 1.99% at December 31, 2004.

     The gross amount of interest income that would have been recorded on nonaccrual loans for the period ended March 31, 2005, if all such loans had been accruing interest at the original contractual rate, was $106,000. No interest payments were recorded as interest income during the reporting period for all such nonaccrual loans.

LIQUIDITY

     Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity is provided from cash and amounts due from banks, federal funds sold, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB") and two correspondent banks, and maturing investments. Management believes that these sources provide sufficient and timely liquidity for the foreseeable future.

     Management monitors and plans the Corporation's liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to assess the future liquidity needs of the Corporation and manage the investment of funds.

     The Corporation's net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Corporation's reserve requirement, to liabilities ratio was 21.3% at March 31, 2005 and 19.7% at December 31, 2004. Both of these ratios reflect adequate liquidity for the respective periods.

     The Corporation has credit availability equal to 30% of assets with FHLB that equaled $187.5 million, with $166.6 million available, at March 31, 2005. Borrowings outstanding under this line of credit were $20.9 million and $21.3 million, respectively, at March 31, 2005 and December 31, 2004. Under the terms of its collateral agreement with the FHLB, the Corporation provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Corporation pledges as collateral its capital stock in the FHLB and deposits with the FHLB.

     The Bank has a daily rate credit line and seven fixed rate term borrowing contracts outstanding as of March 31, 2005, with the following final maturities:


                 Amount             Expiration Date
              -----------           ---------------
              $ 1,550,000             Daily
                2,000,000             July 2005
                2,000,000             July 2006
                1,000,000             July 2007
                3,000,000             June 2008
                5,000,000             August 2008
                5,000,000             April 2009
                1,350,000             March 2014
              -----------
              $20,900,000
              ===========

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

OFF-BALANCE SHEET TRANSACTIONS

     The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. Off-balance sheet transactions were as follows (in thousands):

     Off-Balance Sheet Transactions          March 31, 2005    December 31, 2004
     -------------------------------------   --------------    -----------------
     Commitments to extend credit               $ 125,691          $ 130,862
     Standby letters of credit                      2,884              4,849
     Commitments to purchase securities                 -                  -
     Mortgage loan locked-rate commitments      $   1,567          $   2,818

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

CAPITAL

     During the first quarter of 2005, the Corporation declared and paid a quarterly cash dividend of $.20 per share. The dividend totaled $1,100,000 and represented a 42.6% payout of first quarter 2005 net income.

     On August 17, 2004, the Corporation's board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 250,000 shares of the Corporation's common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation. During the first quarter, 30,400 shares were repurchased. 654,834 shares have been repurchased since August 16, 2000.

     One measure of a financial institution's capital strength is the ratio of shareholder's equity to assets. Shareholders' equity was 11.3% of assets at March 31, 2005 and 11.5% at December 31, 2004. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or "risk weights" be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. Total capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

     The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At March 31, 2005, the Corporation's Tier I and total capital ratios were 15.56% and 16.82%, respectively. At December 31, 2004, these ratios were 15.48% and 16.73%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Corporation's leverage ratios were 11.41% and 11.02% at March 31, 2005 and December 31, 2004, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

     As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank exceeded the minimum ratios to be considered well capitalized at March 31, 2005 and December 31, 2004.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

     In gap analysis, financial institutions compute the difference between interest-earning assets and interest-bearing liabilities, and use those differences to estimate interest rate risk. Because of inherent limitations in gap analysis, the Corporation uses more sophisticated interest rate risk measurement techniques. Simulation analysis is used to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the Corporation's current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, projected prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios. Management believes the simulation analysis presents a more accurate picture since certain rate indices that affect liabilities do not change with the same magnitude over the same period of time as changes in the prime rate or other indices that affect rates on loans and securities.

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

     The Corporation is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans, which may also affect the Corporation's interest rate sensitivity position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

     There have been no material changes in the Corporation's interest sensitivity position since December 31, 2004. Refer to the December 31, 2004 Annual Report on Form 10-K.



ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES


     The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

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

       2. Unregistered Sales of Equity Securities and Use of Proceeds

          -----------------------------------------------------------------------------------------------------------
                                        Repurchases made for the Quarter Ended March 31, 2005
          -----------------------------------------------------------------------------------------------------------
                                                                      Total Number of Shares      Maximum Number of
                                     Total Number     Average         Purchased as Part of        Shares that May Yet
                                     of Shares        Price Paid      Publicly Announced          Be Purchased Under
                                     Purchased        Per share       Program                     the Program
          ----------------------     ------------     ----------      ----------------------      -------------------
          January 1 - 31, 2005              -          $     -                   -                    168,100
          ----------------------     ------------     ----------      ----------------------      -------------------
          February 1 - 28, 2005        20,000            24.93              20,000                    148,100
          ----------------------     ------------     ----------      ----------------------      -------------------
          March 1 - 31, 2005           10,400            24.49              10,400                    137,700
                                       ------                               ------
          ----------------------     ------------     ----------      ----------------------      -------------------
                                       30,400          $ 24.78              30,400
                                       ======                               ======
          ----------------------     ------------     ----------      ----------------------      -------------------

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

       3. Defaults Upon Senior Securities
          None

       4. Submission of Matters to a Vote of Security Holders
          None

       5. Other Information
          (a) Required 8-K Disclosures
              None
          (b) Changes in Nominating Process
              None

       6. Exhibits

          11.    Refer to EPS calculation in the Notes to Financial Statements
          31.1 Section 302 Certification of Charles H. Majors, President and Chief Executive Officer
          31.2 Section 302 Certification of Neal A. Petrovich, Senior Vice President and Chief Financial Officer
          32.1 Section 906 Certification of Charles H. Majors, President and Chief Executive Officer
          32.2 Section 906 Certification of Neal A. Petrovich, Senior Vice President and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN NATIONAL BANKSHARES INC.



                                  /s/ Charles H. Majors
                                  -------------------------------------
                                  Charles H. Majors
Date - May 6, 2005                President and Chief Executive Officer




                                  /s/ Neal A. Petrovich
                                  -------------------------------------
                                  Neal A. Petrovich
                                  Senior Vice President and
Date - May 6, 2005                Chief Financial Officer