Form 10-Q
period 2005-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2005-08-05
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

(434) 792-5111
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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

At August 5, 2005, the Corporation had 5,444,388 shares Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2005
	and December 31, 2004	3

	Consolidated Statements of Income for the three months
	ended June 30, 2005 and 2004	4

	Consolidated Statements of Income for the six months
	ended June 30, 2005 and 2004	5

	Consolidated Statements of Changes in Shareholders' Equity
	for the six months ended June 30, 2005 and 2004	6

	Consolidated Statements of Cash Flows for the six months
	ended June 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of the Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		29

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2005	2004
Cash and due from banks	$14,363	$12,371
Interest-bearing deposits in other banks	7,030	197

Securities available for sale, at fair value	147,633	165,958
Securities held to maturity (fair value of $19,862
in 2005 and $23,088 in 2004)	19,221	22,205
Total securities	166,854	188,163

Loans held for sale	1,470	971

Loans, net of unearned income	416,528	407,269
Less allowance for loan losses	(8,378)	(7,982)
Net loans	408,150	399,287

Bank premises and equipment, at cost, less accumulated
depreciation of $12,786 in 2005 and $12,362 in 2004	7,610	7,517
Core deposit intangibles, net	259	484
Accrued interest receivable and other assets	11,117	10,075
Total assets	$616,853	$619,065

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$91,653	$75,256
Demand deposits -- interest bearing	76,541	80,793
Money market deposits	39,289	52,031
Savings deposits	81,157	83,216
Time deposits	190,552	193,976
Total deposits	479,192	485,272

Repurchase agreements	44,241	38,945
FHLB borrowings	19,313	21,338
Accrued interest payable and other liabilities	2,814	2,510
Total liabilities	545,560	548,065

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
5,445,186 shares outstanding at June 30, 2005 and
5,521,164 shares outstanding at December 31, 2004	5,445	5,521
Capital in excess of par value	9,382	9,474
Retained earnings	56,810	55,780
Accumulated other comprehensive income (loss), net	(344)	225
Total shareholders' equity	71,293	71,000
Total liabilities and shareholders' equity	$616,853	$619,065

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income

	Three Months Ended
(In thousands, except per share data) Unaudited	June 30
	2005	2004
Interest Income:
Interest and fees on loans	$6,382	$5,572
Interest and dividends on securities:
Taxable	1,021	1,284
Tax-exempt	497	505
Dividends	59	36
Other interest income	28	13
Total interest income	7,987	7,410
Interest Expense:
Interest on deposits	1,612	1,490
Interest on repurchase agreements	214	124
Interest on other borrowings	251	250
Total interest expense	2,077	1,864
Net Interest Income	5,910	5,546
Provision for Loan Losses	240	255
Net Interest Income After Provision
for Loan Losses	5,670	5,291
Noninterest Income:
Trust fees	767	743
Service charges on deposit accounts	632	631
Other fees and commissions	273	222
Mortgage banking income	165	211
Securities gains, net	-	14
Other	121	224
Total noninterest income	1,958	2,045
Noninterest Expense:
Salaries	2,049	1,846
Pension and other employee benefits	503	412
Occupancy and equipment	633	647
Bank franchise tax	134	138
Core deposit intangible amortization	113	113
Other	788	793
Total noninterest expense	4,220	3,949
Income Before Income Tax Provision	3,408	3,387
Income Tax Provision	984	963
Net Income	$2,424	$2,424

Net Income Per Common Share:
Basic	$0.44	$0.43
Diluted	$0.44	$0.43
Average Common Shares Outstanding:
Basic	5,472,021	5,610,462
Diluted	5,517,736	5,657,721

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income

	Six Months Ended
(In thousands, except per share data) Unaudited	June 30
	2005	2004
Interest Income:
Interest and fees on loans	$12,414	$11,313
Interest and dividends on securities:
Taxable	2,140	2,551
Tax-exempt	1,024	996
Dividends	105	87
Other interest income	70	44
Total interest income	15,753	14,991
Interest Expense:
Interest on deposits	3,132	3,087
Interest on repurchase agreements	367	251
Interest on other borrowings	495	491
Total interest expense	3,994	3,829
Net Interest Income	11,759	11,162
Provision for Loan Losses	540	470
Net Interest Income After Provision
for Loan Losses	11,219	10,692
Noninterest Income:
Trust fees	1,487	1,471
Service charges on deposit accounts	1,191	1,205
Other fees and commissions	524	468
Mortgage banking income	265	344
Securities gains, net	45	119
Other	513	291
Total noninterest income	4,025	3,898
Noninterest Expense:
Salaries	3,921	3,614
Pension and other employee benefits	971	834
Occupancy and equipment	1,234	1,264
Bank franchise tax	272	278
Core deposit intangible amortization	225	225
Other	1,588	1,535
Total noninterest expense	8,211	7,750
Income Before Income Tax Provision	7,033	6,840
Income Tax Provision	2,026	1,946
Net Income	$5,007	$4,894

Net Income Per Common Share:
Basic	$0.91	$0.87
Diluted	$0.90	$0.86
Average Common Shares Outstanding:
Basic	5,491,211	5,629,370
Diluted	5,538,074	5,681,795

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2005 and 2004

					Accumulated
(In thousands) (Unaudited)	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	5,660,419	$5,660	$9,437	$55,538	$1,296	$71,931

Net income	-	-	-	4,894	-	4,894

Change in unrealized gains on securities
available for sale, net of tax of $ (1,154)	-	-	-	-	(2,240)

Less: Reclassification adjustment for (gains)
losses on securities available for sale, net of
tax of $ (29)	-	-	-	-	(56)

Other comprehensive income					(2,296)	(2,296)

Total comprehensive income						2,598

Stock repurchased and retired	(75,568)	(76)	(126)	(1,621)	-	(1,823)

Stock options exercised	8,579	9	135	-	-	144

Cash dividends paid	-	-	-	(2,191)	-	(2,191)

Balance, June 30, 2004	5,593,430	$5,593	$9,446	$56,620	$(1,000)	$70,659

Balance, December 31, 2004	5,521,164	$5,521	$9,474	$55,780	$225	$71,000

Net income	-	-	-	5,007	-	5,007

Change in unrealized losses on securities
available for sale, net of tax of $ (293)	-	-	-	-	(569)

Other comprehensive income					(569)	(569)

Total comprehensive income						4,438

Stock repurchased and retired	(79,350)	(79)	(136)	(1,732)	-	(1,947)

Stock options exercised	3,372	3	44	-	-	47

Cash dividends paid	-	-	-	(2,245)	-	(2,245)

Balance, June 30, 2005	5,445,186	$5,445	$9,382	$56,810	$(344)	$71,293

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands) (Unaudited)	June 30
	2005	2004
Cash Flows from Operating Activities:
Net income	$5,007	$4,894
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	540	470
Depreciation	452	490
Core deposit intangible amortization	225	225
Net amortization (accretion) of bond premiums and discounts	117	390
Net gain on sale or call of securities	(45)	(119)
Gain on loans held for sale	(184)	(263)
Proceeds from sales of loans held for sale	7,155	13,223
Originations of loans held for sale	(7,470)	(13,459)
Net gain (loss) on foreclosed real estate	(2)	14
Valuation allowance on foreclosed real estate	27	-
Gain on sale of premises and equipment	-	(150)
Deferred income taxes benefit	(288)	(109)
Increase in interest receivable	(237)	(4)
Increase in other assets	(287)	(417)
Increase (decrease) in interest payable	73	(114)
Increase in other liabilities	231	807
Net cash provided by operating activities	5,314	5,878

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	4,567
Proceeds from maturities and calls of securities available for sale	83,894	40,266
Proceeds from maturities and calls of securities held to maturity	2,992	16,591
Purchases of securities available for sale	(66,511)	(57,275)
Net (increase) decrease in loans	(9,403)	5,167
Proceeds from sale of bank property and equipment	-	205
Purchases of bank property and equipment	(545)	(537)
Proceeds from sales on foreclosed real estate	38	198
Net cash provided by investing activities	10,465	9,182

Cash Flows from Financing Activities:
Net decrease in demand, money market,
and savings deposits	(2,656)	(1,343)
Net decrease in time deposits	(3,424)	(15,448)
Net increase in repurchase agreements	5,296	876
Net (decrease) increase in FHLB borrowings	(2,025)	2,763
Cash dividends paid	(2,245)	(2,191)
Repurchase of stock	(1,947)	(1,823)
Proceeds from exercise of stock options	47	144
Net cash (used in) financing activities	(6,954)	(17,022)

Net Increase (Decrease) in Cash and Cash Equivalents	8,825	(1,962)

Cash and Cash Equivalents at Beginning of Period	12,568	17,888

Cash and Cash Equivalents at End of Period	$21,393	$15,926

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$14,363	$14,829
Interest-bearing deposits in other banks	7,030	1,097

	$21,393	$15,926

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,921	$3,943
Income taxes paid	$2,271	$1,726
Transfer of loans to other real estate owned	$-	$160
Unrealized loss on securities available for sale	$(862)	$(3,479)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. (the “Corporation”) and its wholly owned subsidiary, American National Bank and Trust Company (“the Bank”). Activities of the Bank’s two subsidiaries, ANB Mortgage Corp. and ANB Services Corp., were moved within the Bank as of January 1, 2005. These subsidiaries have not been dissolved.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation’s financial position as of June 30, 2005; the consolidated statements of income for the three and six months ended June 30, 2005 and 2004; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2005 and 2004; and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	STOCK BASED COMPENSATION

As of June 30, 2005 the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the six month periods ended June 30, 2005 and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	Six Months Ended
	June 30
(Dollars in thousands except per share amounts)	2005	2004
Net income, as reported	$5,007	$4,894
Deduct: total stock-based employee compensation expense determined based on fair value method of awards	-	(141)
Pro forma net income	$5,007	$4,753
Basic earnings per share:
As reported	$0.91	$0.87
Pro forma	$0.91	$0.85
Diluted earnings per share:
As reported	$0.90	$0.86
Pro forma	$0.90	$0.84

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004: dividend yield of 3.23%, price volatility of 31.08%, risk-free interest rates of 3.89%, and expected life of 6.82 years. There were no grants in the first six months of 2005. All options were vested at December 31, 2004.

3.	SECURITIES

The amortized cost and estimated fair value of debt and equity securities at June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$73,212	$17	$881	$72,348
Mortgage-backed	25,190	201	126	25,265
State and municipal	34,717	356	169	34,904
Corporate bonds	8,548	148	47	8,649
Equity securities:
FHLB stock - restricted	2,184	-	-	2,184
Federal Reserve stock - restricted	363	-	-	363
FNMA & FHLMC preferred stock	3,515	50	70	3,495
Other securities	425	-	-	425
Total securities available for sale	148,154	772	1,293	147,633

Securities held to maturity:
Federal agencies	1,498	-	17	1,481
Mortgage-backed	565	21	-	586
State and municipal	17,158	652	15	17,795
Total securities held to maturity	19,221	673	32	19,862
Total securities	$167,375	$1,445	$1,325	$167,495

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$83,969	$107	$755	$83,321
Mortgage-backed	28,608	402	77	28,933
State and municipal	35,714	658	88	36,284
Corporate bonds	10,776	295	42	11,029
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	363	-	-	363
FNMA & FHLMC preferred stock	3,515	-	160	3,355
Other securities	425	-	-	425
Total securities available for sale	165,618	1,462	1,122	165,958

Securities held to maturity:
Federal agencies	3,496	5	10	3,491
Mortgage-backed	701	36	-	737
State and municipal	18,008	860	8	18,860
Total securities held to maturity	22,205	901	18	23,088

Total securities	$187,823	$2,363	$1,140	$189,046

  The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$67,383	$898	$21,592	$151	$45,791	$747
Mortgage-backed	15,958	126	14,591	107	1,367	19
State and municipal	15,586	184	9,434	79	6,152	105
Corporate bonds	1,438	47	-	-	1,438	47
Preferred stock	1,805	70	1,805	70	-	-
Total	$102,170	$1,325	$47,422	$407	$54,748	$918

  Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2005, the Corporation held forty-five debt securities having continuous unrealized loss positions for more than twelve months. Ratings for these debt securities were as follows: Twenty-two of the federal agency bonds and mortgage-backed securities were rated AAA and one was rated Aa2; Nineteen of the state and municipal bonds were rated AAA and one was rated AA; and two corporate bonds were rated A. The unrealized losses are primarily attributable to interest rate changes. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

  The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Total		12 Months or More		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$66,796	$765	$8,880	$126	$57,916	$639
Mortgage-backed	10,954	77	1,358	3	9,596	74
State and municipal	8,067	96	198	7	7,869	89
Corporate bonds	1,442	42	-	-	1,442	42
Preferred stock	3,355	160	3,355	160	-	-
Total	$90,614	$1,140	$13,791	$296	$76,823	$844

4.	LOANS

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30	December 31
	2005	2004
Real estate:
Construction and land development	$44,964	$34,101
Commercial	150,569	147,653
1-4 family residential	93,908	91,672
Home equity	42,735	42,620
Total real estate	332,176	316,046

Commercial and industrial	71,649	75,847
Consumer	12,703	15,376
Total loans	$416,528	$407,269

The following is a summary of information pertaining to impaired loans:

	June 30	December 31
(in thousands)	2005	2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	6,112	6,310
Total impaired loans	$6,112	$6,310

Allowance related to impaired loans,
included in the allowance for loan losses	$3,036	$3,151

The following summarizes average balances and interest income related to impaired loans for the three months ended:	June 30	June 30
	2005	2004

Average balance in impaired loans	$6,054	$3,527

Interest income recognized on impaired loans	$23	$36

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,644,000 and $2,810,000 at June 30, 2005 and December 31, 2004, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $212,000 and $94,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Loans past due 90 days and still accruing interest amounted to $290,000 at June 30, 2005 and $0 at December 31, 2004.

Foreclosed real estate was $158,000 at June 30, 2005 and $221,000 at December 31, 2004, and is reflected in other assets on the Consolidated Balance Sheets.

5.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2005 and 2004, and for the year ended December 31, 2004 was as follows:

(in thousands)	June 30	December 31	June 30
	2005	2004	2004
Balance, January 1	$7,982	$5,292	$5,292
Provision for loan losses	540	3,095	470
Loans charged-off	(272)	(655)	(419)
Recoveries of loans charged-off	128	250	114
Balance at end of period	$8,378	$7,982	$5,457

6.	EARNINGS PER SHARE

  The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30
	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,472,021	$.44	5,610,462	$.43
Effect of dilutive securities (stock options)	45,715	-	47,259	-
Diluted earnings per share	5,517,736	$.44	5,657,721	$.43

	Six Months Ended
	June 30
	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,491,211	$.91	5,629,370	$.87
Effect of dilutive securities (stock options)	46,863	(.01)	52,425	(.01)
Diluted earnings per share	5,538,074	$.90	5,681,795	$.86

  Stock options on common stock which were not included in computing diluted earnings per share as of June 30, 2005 and 2004 because their effects were antidilutive averaged 4,785 shares and 4,780 shares, respectively.

7.	DEFINED BENEFIT PLAN

Components of Net Period Benefit Cost	Six Months Ended
(in thousands)	June 30
	2005	2004
Service cost	$220	$216
Interest cost	184	180
Expected return on plan assets	(252)	(226)
Amortization of prior service cost	(18)	(11)
Amortization of net obligation at transition	-	-
Recognized net actuarial loss	42	41

Net periodic benefit cost	$176	$200

   During the six month period ended June 30, 2005, $333,000 in contributions were made. The Corporation plans no additional contributions for the year ending December 31, 2005.

8.	SEGMENT AND RELATED INFORMATION

In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, reportable segments include community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses. All assets and liabilities of the Bank are allocated to community banking. Investment income from securities is also allocated to the community banking segment. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets, liabilities and operating results of the Bank’s two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the “Other” segment for 2004. ANB Mortgage Corp. performed secondary mortgage banking and ANB Services Corp. performed retail investment and insurance sales. The activities of both subsidiaries were moved within the Bank as of January 1, 2005.

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

Unaudited segment information for the three month periods ended June 30, 2005 and 2004 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation’s investment in the Bank and related equity earnings.

	Three Months Ended June 30, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$7,987	$-	$-	$-	$7,987
Interest expense	2,077	-	-	-	2,077
Non-interest income - external customers	1,082	871	5	-	1,958
Non-interest income - internal customers	-	12	-	(12)	-
Operating income before income taxes	3,026	420	(38)	-	3,408
Depreciation and amortization	328	6	0	-	334
Total assets	616,265	-	588	-	616,853
Capital expenditures	308	1	-	-	309

	Three Months Ended June 30, 2004
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$7,410	$-	$22	$(22)	$7,410
Interest expense	1,864	-	22	(22)	1,864
Non-interest income - external customers	1,041	743	261	-	2,045
Non-interest income - internal customers	-	12	-	(12)	-
Operating income before income taxes	2,959	378	50	-	3,387
Depreciation and amortization	352	6	1	-	359
Total assets	629,716	-	2,513	(1,658)	630,571
Capital expenditures	138	9	-	-	147

	Six Months Ended June 30, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$15,753	$-	$-	$-	$15,753
Interest expense	3,994	-	-	-	3,994
Non-interest income - external customers	2,360	1,659	6	-	4,025
Non-interest income - internal customers	-	24	-	(24)	-
Operating income before income taxes	6,307	810	(84)	-	7,033
Depreciation and amortization	666	10	1	-	677
Total assets	616,265	-	588		616,853
Capital expenditures	511	34	-	-	545
			1176

	Six Months Ended June 30, 2004
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$14,991	$-	$30	$(30)	$14,991
Interest expense	3,829	-	30	(30)	3,829
Non-interest income - external customers	1,956	1,471	471	-	3,898
Non-interest income - internal customers	-	24	-	(24)	-
Operating income before income taxes	5,994	811	35	-	6,840
Depreciation and amortization	701	11	3	-	715
Total assets	629,716	-	2,513	(1,658)	630,571
Capital expenditures	508	29	-	-	537

ITEM 2.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this section is to discuss important factors affecting the financial condition and results of operations of American National Bankshares Inc. and American National Bank and Trust Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•	General economic conditions may deteriorate and negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
•	Plant closings or layoffs in the Corporation’s primary market area could occur, which might negatively impact the ability of borrowers to repay loans and depositors to maintain account balances.
•	Changes in interest rates could increase or reduce income.
•	Competition among financial institutions may increase.
•	Businesses that the Corporation is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
•	New products developed or new methods of delivering products could result in a reduction in business and income for the Corporation.
•	Adverse changes may occur in the securities market.

RECLASSIFICATION

In certain circumstances, reclassifications have been made to prior period information to conform to the 2005 presentation.

CRITICAL ACCOUNTING POLICIES

The Corporation’s critical accounting policies are listed below. A summary of the Corporation’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation’s 2004 Annual Report on Form 10-K.

The Corporation's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact those transactions could change.
ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market and the loan balance.

The Corporation’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs, and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff; economic conditions; and portfolio concentrations. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and uncertain and actual losses could be greater or less than the estimates.

NON-GAPP PRESENTATIONS

The management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Corporation’s operational efficiency. Comparison of our efficiency ratio with those of other companies may not be appropriate because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under GAAP.

The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the Financial Accounting Standards Board (“FASB”) directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reach a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The Board directed the FASB staff to issue EITF 03-1a as final and to draft a new FSP that will replace EITF 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

Refer to the Corporation’s December 31, 2004 Annual Report on Form 10-K for previously announced accounting pronouncements.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with fourteen full service offices and two loan production offices. Full service offices are located in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, and South Boston, Virginia and in Yanceyville, North Carolina. Loan production offices are located in Lynchburg, Virginia and Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage and consumer banking; trust and investment services; and insurance. Services are also provided through nineteen ATMs, “AmeriLink” Internet banking and our 24-hour “Access American” phone banking. Additional information is available on our website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol “AMNB”.

The Corporation specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of our loan portfolio without sacrificing credit quality or pricing,
•	grow our checking, savings and money market deposits,
•	increase fee income through our trust, investment, and mortgage banking services and
•	continue to control our costs.

During the second quarter of 2005, the Bank expanded into the Lynchburg, Virginia market and will continue to evaluate expansion into nearby markets that exhibit good growth potential.

RESULTS OF OPERATIONS

NET INCOME

The Corporation's net income for the second quarter of 2005 was $2,424,000, equal to the amount earned during the same period of 2004. Basic and diluted earnings per share were $.44, a 2.3% increase over the same quarter in 2004. Net income for the first half of the year improved from $4,894,000 in 2004 to $5,007,000 in 2005. Basic earnings per share increased 4.6% for the first six months of the year, from $.87 in 2004 to $.91 in 2005; diluted earnings per share increased 4.7%, from $.86 in 2004 to $.90 in 2005.

Second quarter 2005 results were impacted by income from the Bank’s membership in a bankcard processor and expenses from the Bank’s expansion into the Lynchburg, Virginia market. Second quarter 2004 results included a $150,000 gain on the sale of real estate. Excluding these items, net income increased 6.2% over the second quarter of 2004.

On an annualized basis, return on average total assets was 1.56% for the three months ended June 30, 2005, compared with 1.52% for the same period in 2004. Annualized return on average common shareholders' equity was 13.58% and 13.51% for the three months ended June 30, 2005 and 2004, respectively.

NET INTEREST INCOME

Net interest income, the Corporation’s largest source of revenue, on a fully taxable equivalent (“FTE”) basis was $6,181,000 for the three month period ended June 30, 2005 compared to $5,822,000 for the same period of 2004, an increase of 6.2%. The interest rate spread increased to 3.74% from 3.49%, and the net interest margin increased to 4.14% from 3.80%.

Net interest income improved primarily due to an increase in the yield on interest-earning assets, which advanced from 5.02% in the second quarter of 2004 to 5.53% in the recently completed quarter. Interest rate increases contributed to this improvement. The Federal Reserve raised short-term interest rates four times between December 31, 2004 and June 30, 2005, for a total increase of 1.00%. Additionally, a change in the mix of interest-earning assets impacted the yield. From the second quarter of 2004 to the second quarter of 2005, average loans, the Bank’s highest-yielding assets, increased from $405,717,000 to $420,612,000, while average securities fell from $201,131,000 to $172,577,000. Maturing securities were used to fund a decrease in higher-rate certificates of deposit and the growth in loans.

The following tables demonstrate fluctuations in net interest income and the related yields for the second quarter and first six months of 2005 compared to similar prior year periods. Net interest income is presented on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status:

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2005 and 2004
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2005	2004	2005	2004	2005	2004
Loans:
Commercial	$68,052	$94,014	$1,139	$1,237	6.69%	5.26%
Real Estate	339,872	293,191	4,983	3,937	5.86	5.37
Consumer	12,688	18,512	283	424	8.92	9.16
Total loans	420,612	405,717	6,405	5,598	6.09	5.52

Securities:
Federal agencies	77,652	105,592	584	835	3.01	3.16
Mortgage-backed	26,763	22,139	286	233	4.27	4.21
State and municipal	52,392	52,635	756	769	5.77	5.84
Other	15,770	20,765	199	238	5.05	4.58
Total securities	172,577	201,131	1,825	2,075	4.23	4.13

Deposits in other banks	3,964	5,570	28	13	2.83	0.93

Total interest-earning assets	597,153	612,418	8,258	7,686	5.53	5.02

Non-earning assets	22,605	25,472

Total assets	$619,758	$637,890

Deposits:
Demand	$80,477	$72,794	110	61	0.55	0.34
Money market	42,295	51,965	153	92	1.45	0.71
Savings	82,410	83,847	150	104	0.73	0.50
Time	192,420	208,766	1,199	1,233	2.49	2.36
Total deposits	397,602	417,372	1,612	1,490	1.62	1.43

Repurchase agreements	44,274	47,980	214	124	1.93	1.03
Other borrowings	21,426	22,222	251	250	4.69	4.50
Total interest-bearing
liabilities	463,302	487,574	2,077	1,864	1.79	1.53

Noninterest bearing
demand deposits	83,023	75,664
Other liabilities	2,036	2,897
Shareholders' equity	71,397	71,755
Total liabilities and
shareholders' equity	$619,758	$637,890

Interest rate spread					3.74%	3.49%
Net interest margin					4.14%	3.80%

Net interest income (taxable equivalent basis)			6,181	5,822
Less: Taxable equivalent adjustment			271	276
Net interest income			$5,910	$5,546

Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2005 and 2004
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2005	2004	2005	2004	2005	2004
Loans:
Commercial	$70,268	$109,962	$2,272	$2,696	6.47%	4.90%
Real Estate	331,904	276,843	9,586	7,752	5.78	5.60
Consumer	13,426	20,076	603	916	8.98	9.13
Total loans	415,598	406,881	12,461	11,364	6.00	5.59

Securities:
Federal agencies	79,848	103,859	1,232	1,657	3.09	3.19
Mortgage-backed	27,628	21,131	593	466	4.29	4.41
State and municipal	52,846	51,523	1,558	1,519	5.90	5.90
Other	16,264	20,336	395	491	4.86	4.83
Total securities	176,586	196,849	3,778	4,133	4.28	4.20

Deposits in other banks	5,399	9,829	70	44	2.59	0.90

Total interest-earning assets	597,583	613,559	16,309	15,541	5.46	5.07

Non-earning assets	22,750	25,797

Total assets	$620,333	$639,356

Deposits:
Demand	$79,954	$71,724	214	120	0.54	0.33
Money market	47,185	53,146	308	194	1.31	0.73
Savings	82,883	83,802	280	213	0.68	0.51
Time	192,838	212,423	2,330	2,560	2.42	2.41
Total deposits	402,860	421,095	3,132	3,087	1.55	1.47

Repurchase agreements	41,813	48,628	367	251	1.76	1.03
Other borrowings	21,360	21,819	495	491	4.63	4.50
Total interest-bearing
liabilities	466,033	491,542	3,994	3,829	1.71	1.56

Noninterest bearing
demand deposits	80,745	73,146
Other liabilities	2,392	2,563
Shareholders' equity	71,163	72,105
Total liabilities and
shareholders' equity	$620,333	$639,356

Interest rate spread					3.75%	3.51%
Net interest margin					4.12%	3.82%

Net interest income (taxable equivalent basis)			12,315	11,712
Less: Taxable equivalent adjustment			556	550
Net interest income			$11,759	$11,162

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The Corporation’s lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Corporation’s Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Corporation’s Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

The Corporation’s Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Corporation’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans, impaired loans, other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective and complex judgements about matters that are inherently uncertain and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, the Corporation allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified potential losses.

The allowance is supplemented to adjust for imprecision (particularly in commercial, commercial real estate and construction lending) and to provide for a range of possible outcomes inherent in estimates used for the allocated allowance. This reflects the result of the Corporation’s judgement of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends in our region.

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

A significant portion of the Corporation's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania County, Henry County and Halifax County in Virginia, and the Town of Yanceyville and the northern half of Caswell County in North Carolina, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. While industry diversification has occurred in recent years, a textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry, with several manufacturers closing due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. An inherent risk to the loan portfolio exists if significant declines occur in the remaining manufacturing sector along with a corresponding reduction in employment. To mitigate this risk and to establish a platform for higher growth, the Bank opened a loan production office in Greensboro, North Carolina during 2004 and a loan production office in Lynchburg, Virginia during the second quarter of 2005.

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

The provision for loan losses was $240,000 for the three months ended June 30, 2005 versus $255,000 for the same period in 2004. For the first half of the year, the provision was $540,000 in 2005 and $470,000 in 2004. The annualized ratio of net charge-offs (recoveries) to average loans was (.01)% in the second quarter and .07% for the first half of 2005, compared with .12% and .15% for the respective comparable periods in 2004.

The allowance for loan losses was $8,378,000 at June 30, 2005, an increase of 5.0% over the $7,982,000 recorded at December 31, 2004. The allowance represented 2.01% of loans at June 30, 2005 and 1.96% at December 31, 2004. This increase reflects adjustments to the qualitative factors, as well as new allocations for potential losses on deposit overdrafts and unfunded loan commitments. The allocation for potential losses on deposit overdrafts was based upon historical loss activity. Qualitative factors were updated to address national and local economic trends and concerns, including unemployment conditions in the Bank's market area and the potential risk of additional job losses due to plant closings or relocations. The allocation for potential losses on unfunded loan commitments was calculated assuming a certain percentage of these commitments will be funded. Management believes the allowance for loan losses is adequate to absorb any inherent losses in the Corporation's loan portfolio at June 30, 2005. More information regarding loan quality is provided in the Asset Quality, Credit Risk Management and Nonperforming Assets section.

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2005 was $1,958,000, a decrease of 4.3% from $2,045,000 reported in the same period of 2004, as reductions in mortgage banking income and other income offset a significant increase in other fees and commissions. Other fees and commissions advanced $51,000, or 23.0%, due largely to growth in retail brokerage sales. Mortgage banking income fell 21.8% as a result of a decline in mortgage refinance activity. Mortgage banking income is expected to increase in the second half of the year due to the hiring of an experienced mortgage lender in the Greensboro market. Other noninterest income declined $103,000, or 46.0%, reflecting $55,000 in the recently completed quarter from the sale of a bankcard processor, of which the Bank was a member, and a $150,000 gain in 2004 on the sale of a former branch office.

Noninterest income for the six months ended June 30, 2005 was $4,025,000, an increase of 3.3% from $3,898,000 reported in the same period of 2004, as growth in other fees and commissions and other income outpaced a reduction in mortgage banking fees and gains on the sales of securities. Other fees and commissions increased $56,000, or 12.0%, due largely to growth in retail brokerage sales. Other income increased $222,000 and was impacted in 2005 by $375,000 in income from the sale of the above-referenced bankcard processor and the gain on sale of a former branch office in 2004. Mortgage banking fees declined $79,000, or 23.0%, on a lower volume of refinance activity. Gains on the sales and calls of securities were $119,000 in the 2004 period and $45,000 in the 2005 period.

NONINTEREST EXPENSE

Noninterest expense increased $271,000, or 6.9%, to $4,220,000 for the second quarter of 2005, from $3,949,000 in the second quarter of 2004. For the first six months of the year, noninterest expense increased 5.9%, from $7,750,000 in 2004 to $8,211,000 in 2005. The growth was primarily attributable to expenses of the new Lynchburg office, general salary increases, and health insurance expenses. Excluding the costs of the Lynchburg office, second quarter noninterest expense increased 3.7% over the prior year period and year-to-date noninterest expense increased 4.4%.over the comparable 2004 period.

The efficiency ratio, a productivity measure used to determine how well noninterest expense is managed, was 51.87% and 51.26% for the three months ended June 30, 2005 and 2004, respectively, and was 50.31% and 50.48% for the six month periods then ended. A lower ratio generally indicates better expense efficiency. Based on regulatory peer group information, leaders in expense efficiency in the banking industry have achieved ratios in the 45% to 55% range while the peer group average is approximately 60%.

INCOME TAX PROVISION

The effective tax rate for the second quarter of 2005 was 28.9% compared to 28.4% for the same period of 2004. For the first six months of 2005 and 2004, the effective tax rates were 28.8% and 28.5%, respectively. The effective tax rate is lower than the statutory rate primarily due to tax-exempt state and municipal securities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

GENERAL

Total assets were $616,853,000 at June 30, 2005 and $619,065,000 at December 31, 2004. Loans, including those held for sale, grew $9,758,000 during this six-month period and interest-bearing deposits in other banks increased $6,833,000. This growth was funded primarily through a reduction in securities, which declined $21,309,000 from December 31, 2004 to June 30, 2005.

LOANS

Loans, excluding those held for sale, increased from $407,269,000 at December 31, 2005 to $416,528,000 at June 30, 2005, due to growth in construction and land development, commercial real estate, and residential loans. Growth in these categories offset declines in commercial and consumer loans.

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

Loans in nonaccrual status at June 30, 2005 were $8,216,000, or 1.97% of loans, compared with $8,113,000, or 1.99% of loans, at December 31, 2004. Loans 90 days past due and still accruing interest were $290,000 at June 30, 2005, compared with $0 at December 31, 2004. The increase is primarily attributable to one matured loan which is secured by real estate and in process of collection. No loss is anticipated on this loan. Foreclosed real estate declined from $221,000 at year-end 2004 to $158,000 at June 30, 2005. The following table summarizes nonperforming assets:

	June 30	December 31
	2005	2004
90 days past due	$290	$-
Nonaccrual	8,216	8,113
Foreclosed real estate	158	221
Nonperforming assets	$8,664	$8,334

The gross amount of interest income that would have been recorded on nonaccrual loans for the period ended June 30, 2005, if all such loans had been accruing interest at the original contractual rate, was $157,000. No interest payments were recorded as interest income during the reporting period for all such nonaccrual loans.

LIQUIDITY

Liquidity is the measure of the Corporation's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity is provided from cash and amounts due from banks, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturing investments. Management believes that these sources provide sufficient and timely liquidity for the foreseeable future.

Management monitors and plans the Corporation’s liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to assess the future liquidity needs of the Corporation and manage the investment of funds.

The Corporation’s net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Corporation’s reserve requirement, to liabilities ratio was 17.8% at June 30, 2005 and 19.7% at December 31, 2004. Both of these ratios reflect adequate liquidity for the respective periods.

The Corporation has a line of credit with the FHLB, equal to 30% of the Bank’s assets. This amounted to a line of credit in the amount of $184,870,000 at June 30, 2005. Borrowings under the line were $19,313,000 at June 30, 2005. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB.

The Bank had seven fixed-rate term borrowing contracts outstanding as of June 30, 2005, with the following final maturities:

Amount	Expiration Date

$2,000,000	July 2005
2,000,000	July 2006
1,000,000	July 2007
3,000,000	June 2008
5,000,000	August 2008
5,000,000	April 2009
1,313,000	March 2014
$19,313,000

The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at June 30, 2005 and December 31, 2004.

DEPOSITS

Total deposits declined from $485,272,000 at December 31, 2004 to $479,192,000 at June 30, 2005. Growth in noninterest-bearing deposits were offset by declines in interest-bearing categories, including a $12,742,000 drop in money market accounts. The decrease in money market account balances reflects seasonal fluctuations as well as an $8,000,000 decline in the account balance maintained by one large customer.

OFF-BALANCE SHEET TRANSACTIONS

The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	June 30, 2005	December 31, 2004

Commitments to extend credit	$115,631	$130,862
Standby letters of credit	2,876	4,849
Commitments to purchase securities	-	-
Mortgage loan rate-lock commitments	2,473	2,818

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

CONTRACTUAL OBLIGATIONS

  There have been no material changes in contractual obligations since December 31, 2004.

CAPITAL

In the first quarter of 2005, the Corporation declared and paid a quarterly cash dividend of $.20 per share. The quarterly cash dividend was increased to $.21 per share during the second quarter.

On August 17, 2004, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 250,000 shares of the Corporation’s common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation. Since December 31, 2004, 79,350 shares were repurchased; 48,950 shares were repurchased during the second quarter of 2005.

One measure of a financial institution’s capital strength is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.6% of assets at June 30, 2005 and 11.5% at December 31, 2004. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. Total capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At June 30, 2005, the Corporation's Tier I and total capital ratios were 15.79% and 17.05%, respectively. At December 31, 2004, these ratios were 15.48% and 16.73%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Corporation's leverage ratios were 11.47% and 11.02% at June 30, 2005 and December 31, 2004, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank exceeded the minimum ratios to be considered well capitalized at June 30, 2005 and December 31, 2004.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK MANAGEMENT

Effectively managing market risk is essential to achieving the Corporation’s financial objectives. Market risk reflects the risk of economic loss resulting from adverse changes in interest rates and market prices. The Corporation is not subject to currency exchange risk or commodity price risk.

As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The magnitude of the change in earnings resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate assets and liabilities, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates and customer actions.

The Asset/Liability Investment Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk. The Corporation’s primary objectives for managing interest rate volatility are to maximize net interest income while ensuring adequate liquidity and managing interest rate risk within established policy guidelines. ALCO is also responsible for evaluating the competitive rate environment and reviewing investment portfolio transactions.

The Bank uses simulation analysis to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the Corporation’s current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios.

The Bank cannot predict future interest rates or their exact effect on net interest income. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset and liability prepayments and balance sheet composition and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology uses estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

The Corporation is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the level of prepayments of loans and mortgage-backed securities, which may in turn affect the Corporation's interest rate sensitivity position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

There have been no material changes in the Corporation’s interest sensitivity position since December 31, 2004. Refer to the December 31, 2004 Annual Report on Form 10-K.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

PART II
OTHER INFORMATION

Item:
1.	Legal Proceedings
The nature of the business of the Corporation’s banking subsidiary ordinarily results in a certain amount of litigation. The subsidiary of the Corporation is involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Corporation.

2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended June 30, 2005
	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1-30, 2005	5,000	$24.98	5,000	132,700
May 1-31, 2005	23,950	23.91	23,950	108,750
June 1-30, 2005	20,000	24.82	20,000	88,750
	48,950	$24.39	48,950

On August 17, 2004, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 250,000 shares of the Corporation’s common stock between August 18, 2004 and August 16, 2005. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation.

3.	Defaults Upon Senior Securities
None

4.	Submission of Matters to a Vote of Security Holders
At the Corporation's Annual Shareholders Meeting held on April 26, 2005, the following business was transacted:

(1)	Election of Directors
Nominees Davis, Hudson, and Majors were elected to serve until the 2008 Annual Meeting of Shareholders. Nominee Barkhouser was elected to serve until the 2006 Annual Meeting of Shareholders.

	Affirmative Votes	Votes Withheld

H. Dan Davis	3,848,068	38,016
Lester A Hudson, Jr. Ph.D.	3,825,933	60,151
Charles H. Majors	3,857,289	28,795
Richard G. Barkhouser	3,858,361	27,723

5.	Other Information
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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - August 4, 2005	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - August 4, 2005	Chief Financial Officer