Form 10-Q
period 2005-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2005-11-10
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

At November 8, 2005, the Corporation had 5,437,789 shares Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2005
	and December 31, 2004	3

	Consolidated Statements of Income for the three months
	ended September 30, 2005 and 2004	4

	Consolidated Statements of Income for the nine months
	ended September 30, 2005 and 2004	5

	Consolidated Statements of Changes in Shareholders' Equity
	for the nine months ended September 30, 2005 and 2004	6

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of the Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Audited)
.	September 30,	December 31,
ASSETS	2005	2004
Cash and due from banks	$17,457	$12,371
Interest-bearing deposits in other banks	6,407	197

Securities available for sale, at fair value	146,922	165,958
Securities held to maturity (fair value of $19,565
in 2005 and $23,088 in 2004)	19,050	22,205
Total securities	165,972	188,163

Loans held for sale	1,379	971

Loans, net of unearned income	409,219	407,269
Less allowance for loan losses	(8,515)	(7,982)
Net loans	400,704	399,287

Bank premises and equipment, at cost, less accumulated
depreciation of $12,993 in 2005 and $12,362 in 2004	7,660	7,517
Core deposit intangibles, net	171	484
Accrued interest receivable and other assets	11,465	10,075
Total assets	$611,215	$619,065

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$90,880	$75,256
Demand deposits -- interest bearing	79,553	80,793
Money market deposits	42,035	52,031
Savings deposits	80,688	83,216
Time deposits	184,142	193,976
Total deposits	477,298	485,272

Repurchase agreements	41,873	38,945
FHLB borrowings	17,275	21,338
Accrued interest payable and other liabilities	2,855	2,510
Total liabilities	539,301	548,065

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
5,437,789 shares outstanding at September 30, 2005 and
5,521,164 shares outstanding at December 31, 2004	5,438	5,521
Capital in excess of par value	9,463	9,474
Retained earnings	57,661	55,780
Accumulated other comprehensive income (loss), net	(648)	225
Total shareholders' equity	71,914	71,000
Total liabilities and shareholders' equity	$611,215	$619,065

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income

	Three Months Ended
(In thousands, except per share data) Unaudited	September 30
	2005	2004
Interest Income:
Interest and fees on loans	$6,535	$5,572
Interest and dividends on securities:
Taxable	969	1,276
Tax-exempt	507	500
Dividends	50	37
Other interest income	83	24
Total interest income	8,144	7,409
Interest Expense:
Interest on deposits	1,736	1,414
Interest on repurchase agreements	250	126
Interest on other borrowings	224	243
Total interest expense	2,210	1,783
Net Interest Income	5,934	5,626
Provision for Loan Losses	180	255
Net Interest Income After Provision
for Loan Losses	5,754	5,371

Trust fees	731	737
Service charges on deposit accounts	628	590
Other fees and commissions	277	201
Mortgage banking income	213	116
Securities gains, net	-	-
Other	62	92
Total noninterest income	1,911	1,736
Noninterest Expense:
Salaries	2,226	1,855
Pension and other employee benefits	509	427
Occupancy and equipment	631	580
Bank franchise tax	136	139
Core deposit intangible amortization	88	112
Other	832	733
Total noninterest expense	4,422	3,846
Income Before Income Tax Provision	3,243	3,261
Income Tax Provision	933	922
Net Income	$2,310	$2,339

Net Income Per Common Share:
Basic	$0.42	$0.42
Diluted	$0.42	$0.42
Average Common Shares Outstanding:
Basic	5,441,664	5,587,042
Diluted	5,481,179	5,632,715

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income

	Nine Months Ended
(In thousands, except per share data) Unaudited	September 30
	2005	2004
Interest Income:
Interest and fees on loans	$18,949	$16,885
Interest and dividends on securities:
Taxable	3,109	3,827
Tax-exempt	1,531	1,496
Dividends	155	124
Other interest income	153	68
Total interest income	23,897	22,400
Interest Expense:
Interest on deposits	4,868	4,501
Interest on repurchase agreements	617	377
Interest on other borrowings	719	734
Total interest expense	6,204	5,612
Net Interest Income	17,693	16,788
Provision for Loan Losses	720	725
Net Interest Income After Provision
for Loan Losses	16,973	16,063

Trust fees	2,218	2,208
Service charges on deposit accounts	1,819	1,795
Other fees and commissions	801	669
Mortgage banking income	478	460
Securities gains, net	45	119
Other	575	383
Total noninterest income	5,936	5,634
Noninterest Expense:
Salaries	6,147	5,469
Pension and other employee benefits	1,480	1,261
Occupancy and equipment	1,865	1,844
Bank franchise tax	408	417
Core deposit intangible amortization	313	337
Other	2,420	2,268
Total noninterest expense	12,633	11,596
Income Before Income Tax Provision	10,276	10,101
Income Tax Provision	2,959	2,868
Net Income	$7,317	$7,233

Net Income Per Common Share:
Basic	$1.34	$1.29
Diluted	$1.33	$1.28
Average Common Shares Outstanding:
Basic	5,474,514	5,615,946
Diluted	5,518,928	5,666,120

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2005 and 2004

					Accumulated
(In thousands) (Unaudited)	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss )	Equity

Balance, December 31, 2003	5,660,419	$5,660	$9,437	$55,538	$1,296	$71,931

Net income	-	-	-	7,233	-	7,233

Change in unrealized gains on securities
available for sale, net of tax of $ (496)	-	-	-	-	(961)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (40)	-	-	-	-	(79)

Other comprehensive income					(1,040)	(1,040)

Total comprehensive income						6,193

Stock repurchased and retired	(154,968)	(155)	(259)	(3,246)	-	(3,660)

Stock options exercised	16,848	17	255	-	-	272

Cash dividends paid	-	-	-	(3,308)	-	(3,308)

Balance, September 30, 2004	5,522,299	$5,522	$9,433	$56,217	$256	$71,428

Balance, December 31, 2004	5,521,164	$5,521	$9,474	$55,780	$225	$71,000

Net income	-	-	-	7,317	-	7,317

Change in unrealized losses on securities
available for sale, net of tax of $ (449)	-	-	-	-	(843)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (15)	-	-	-	-	(30)

Other comprehensive income					(873)	(873)

Total comprehensive income						6,444

Stock repurchased and retired	(94,450)	(94)	(162)	(2,049)	-	(2,305)

Stock options exercised	11,075	11	151	-	-	162

Cash dividends paid	-	-	-	(3,387)	-	(3,387)

Balance, September 30, 2005	5,437,789	$5,438	$9,463	$57,661	$(648)	$71,914

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands) (Unaudited)	September 30
	2005	2004
Cash Flows from Operating Activities:
Net income	$7,317	$7,233
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	720	725
Depreciation	659	734
Core deposit intangible amortization	313	337
Net amortization (accretion) of bond premiums and discounts	176	508
Net gain on sale or call of securities	(45)	(119)
Gain on loans held for sale	(325)	(364)
Proceeds from sales of loans held for sale	13,486	17,569
Originations of loans held for sale	(13,569)	(17,848)
Net gain (loss) on foreclosed real estate	(4)	23
Valuation allowance on foreclosed real estate	35	-
Gain on sale of premises and equipment	-	(172)
Deferred income tax benefit	(339)	(157)
Increase in interest receivable	(398)	(54)
(Increase) decrease in other assets	(300)	54
Increase (decrease) in interest payable	116	(150)
Increase in other liabilities	229	375
Net cash provided by operating activities	8,071	8,694

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	4,567
Proceeds from maturities and calls of securities available for sale	92,245	50,728
Proceeds from maturities and calls of securities held to maturity	3,173	17,191
Purchases of securities available for sale	(74,680)	(63,563)
Purchases of securities held to maturity	-	(2,401)
Net (increase) decrease in loans	(2,137)	10,927
Proceeds from sale of bank property and equipment	-	227
Purchases of bank property and equipment	(802)	(731)
Proceeds from sales of foreclosed real estate	65	239
Purchases of other real estate owned	-	-
Net cash provided by investing activities	17,864	17,184

(Continued on next page)

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands) (Unaudited)	September 30
	2005	2004
Cash Flows from Financing Activities:
Net increase in demand, money market,
and savings deposits	1,860	4,338
Net decrease in time deposits	(9,834)	(22,009)
Net increase (decrease) in repurchase agreements	2,928	(1,339)
Net decrease in FHLB borrowings	(4,063)	(1,575)
Cash dividends paid	(3,387)	(3,308)
Repurchase of stock	(2,305)	(3,660)
Proceeds from exercise of stock options	162	272
Net cash (used in) financing activities	(14,639)	(27,281)

Net Increase (Decrease) in Cash and Cash Equivalents	11,296	(1,403)

Cash and Cash Equivalents at Beginning of Period	12,568	17,888

Cash and Cash Equivalents at End of Period	$23,864	$16,485

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$17,457	$13,676
Interest-bearing deposits in other banks	6,407	2,809

	$23,864	$16,485

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,087	$5,762
Income taxes paid	$3,530	$2,804
Transfer of loans to other real estate owned	$-	$190
Unrealized loss on securities available for sale	$(1,322)	$(1,576)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. (the “Corporation”) and its wholly owned subsidiary, American National Bank and Trust Company (“the Bank”). Activities of the Bank’s two subsidiaries, ANB Mortgage Corp. and ANB Services Corp., were moved within the Bank as of January 1, 2005. These subsidiaries are inactive, but have not been dissolved.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation’s financial position as of September 30, 2005; the consolidated statements of income for the three and nine months ended September 30, 2005 and 2004; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2005 and 2004; and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2.  SUBSEQUENT EVENTS

    On October 19, 2005, the Corporation entered into a definitive agreement to acquire Community First Financial Corporation based in Lynchburg, Virginia. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of American National common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stock shareholder of Community First will have the right to receive either 1.1063 shares of American National common stock or $25.20 in cash, for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50% of the total consideration.

Community First Financial Corporation is the parent company of Community First Bank, which operates four offices serving the City of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. The bank had reported assets of $165 million at June 30, 2005.

The acquisition is subject to certain conditions, including Community First shareholder approval and regulatory approval, and is expected to close in the first quarter of 2006. Following the closing, it is anticipated that Community First Bank will be merged into American National Bank and Trust Company.

3.	STOCK BASED COMPENSATION

As of September 30, 2005, the Corporation had a stock-based compensation plan. The Corporation accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the nine month periods ended September 30, 2005 and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands except per share amounts)	2005	2004	2005	2004
Net income, as reported	$2,310	$2,339	$7,317	$7,233
Deduct: total stock-based employee compensation expense determined based on fair value method of awards	-	(82)	-	(223)
Pro forma net income	$2,310	$2,257	$7,317	$7,010
Basic earnings per share:
As reported Pro forma	$0.42 $0.42	$0.42 $0.40	$1.34 $1.34	$1.29 $1.25
Diluted earnings per share:
As reported Pro forma	$0.42 $0.42	$0.42 $0.40	$1.33 $1.33	$1.28 $1.24

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004: dividend yield of 3.23%, price volatility of 31.08%, risk-free interest rate of 3.89%, and expected life of 6.82 years. There were no options granted in the first nine months of 2005. All options were fully vested at December 31, 2004.

4.	SECURITIES

The amortized cost and estimated fair value of debt and equity securities at September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$76,174	$1	$1,172	$75,003
Mortgage-backed	22,869	143	271	22,741
State and municipal	34,461	264	222	34,503
Corporate bonds	8,037	91	65	8,063
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA & FHLMC preferred stock	3,515	54	5	3,564
Other securities	425	200	-	625
Total securities available for sale	147,904	753	1,735	146,922

Securities held to maturity:
Federal agencies	1,498	-	26	1,472
Mortgage-backed	519	16	-	535
State and municipal	17,033	546	21	17,558
Total securities held to maturity	19,050	562	47	19,565
Total securities	$166,954	$1,315	$1,782	$166,487

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$83,969	$107	$755	$83,321
Mortgage-backed	28,608	402	77	28,933
State and municipal	35,714	658	88	36,284
Corporate bonds	10,776	295	42	11,029
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	363	-	-	363
FNMA & FHLMC preferred stock	3,515	-	160	3,355
Other securities	425	-	-	425
Total securities available for sale	165,618	1,462	1,122	165,958

Securities held to maturity:
Federal agencies	3,496	5	10	3,491
Mortgage-backed	701	36	-	737
State and municipal	18,008	860	8	18,860
Total securities held to maturity	22,205	901	18	23,088

Total securities	$187,823	$2,363	$1,140	$189,046

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2005. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$70,476	$1,198	$22,841	$295	$47,635	$903
Mortgage-backed	16,002	271	12,063	215	3,939	56
State and municipal	18,724	243	12,168	107	6,556	136
Corporate bonds	1,420	65	-	-	1,420	65
Preferred stock	1,870	5	1,870	5	-	-
Total	$108,492	$1,782	$48,942	$622	$59,550	$1,160

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2005, the Corporation held fifty-one debt securities having continuous unrealized loss positions for more than twelve months. Ratings for these debt securities were as follows: Twenty-seven of the federal agency bonds and mortgage-backed securities were rated AAA and one was rated Aa2; eighteen of the state and municipal bonds were rated AAA, two were rated AA, and one was rated A; and two corporate bonds were rated A. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.
The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$66,796	$765	$57,916	$639	$8,880	$126
Mortgage-backed	10,954	77	9,596	74	1,358	3
State and municipal	8,067	96	7,869	89	198	7
Corporate bonds	1,442	42	1,442	42	-	-
Preferred stock	3,355	160	-	-	3,355	160
Total	$90,614	$1,140	$76,823	$844	$13,791	$296

5.	LOANS

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30	December 31
	2005	2004
Real estate:
Construction and land development	$45,832	$34,101
Commercial	145,125	147,653
1-4 family residential	93,719	91,672
Home equity	42,387	42,620
Total real estate	327,063	316,046

Commercial and industrial	70,764	75,847
Consumer	11,392	15,376
Total loans	$409,219	$407,269

    The following is a summary of information pertaining to impaired loans:

	September 30	December 31
(in thousands)	2005	2004

Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	6,771	6,310
Total impaired loans	$6,771	$6,310

Allowance related to impaired loans,
included in the allowance for loan losses	$3,086	$3,151

The Banks records payments on impaired loans first to interest then to principal, unless the loan is on nonaccrual status, in which case all of the payment is applied to principal. The following table summarizes average balances and interest income related to impaired loans:

	Three Months Ended September 30	Three Months Ended September 30
	2005	2004

Average balance in impaired loans	$6,195	$2,888

Interest income recognized on impaired loans	$33	$18

	Nine Months Ended September 30	Nine Months Ended September 30
	2005	2004

Average balance in impaired loans	$6,116	$2,835

Interest income recognized on impaired loans	$67	$53

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,773,000 and $2,810,000 at September 30, 2005 and December 31, 2004, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $217,000 and $86,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. Interest income recorded on nonaccrual loans were $36,000 and $37,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Loans past due 90 days and still accruing interest amounted to $0 at September 30, 2005 and December 31, 2004.

Foreclosed real estate was $125,000 at September 30, 2005 and $221,000 at December 31, 2004, and is reflected in other assets on the Consolidated Balance Sheets.

6.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and 2004, and for the year ended December 31, 2004 was as follows:

(in thousands)	September 30	December 31	September 30
	2005	2004	2004
Balance, January 1	$7,982	$5,292	$5,292
Provision for loan losses	720	3,095	725
Loans charged-off	(377)	(655)	(588)
Recoveries of loans charged-off	190	250	170
Balance at end of period	$8,515	$7,982	$5,599

7. EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30
	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,441,664	$.42	5,587,042	$.42
Effect of dilutive securities (stock options)	39,515	-	45,673	-
Diluted earnings per share	5,481,179	$.42	5,632,715	$.42

	Nine Months Ended
	September 30
	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,474,514	$1.34	5,615,946	$1.29
Effect of dilutive securities (stock options)	44,414	(.01)	50,174	(.01)
Diluted earnings per share	5,518,928	$1.33	5,666,120	$1.28

Certain options on common stock were not included in computing diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004, because their effects were antidilutive. These shares totaled 9,049 and 6,214 for the three month periods ended September 30, 2005 and 2004, respectively, and averaged 6,206 and 5,258 for the nine month periods, respectively.

8.	DEFINED BENEFIT PLAN

Components of Net Period Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30		September 30
	2005	2004	2005	2004
Service cost	$110	$108	$330	$324
Interest cost	92	90	276	270
Expected return on plan assets	(126)	(113)	(378)	(339)
Amortization of prior service cost	(9)	(7)	(27)	(18)
Amortization of net obligation at transition	-	-	-	-
Recognized net actuarial loss	21	22	63	63

Net periodic benefit cost	$88	$100	$264	$300

During the nine month period ended September 30, 2005, $333,000 in contributions were made. The Corporation plans no additional contributions for the year ending December 31, 2005.

9. SEGMENT AND RELATED INFORMATION

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

Unaudited segment information for the three month and nine month periods ended September 30, 2005 and 2004 is shown in the following table. The “Other” column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation’s investment in the Bank and related equity earnings.

Three Months Ended September 30, 2005
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

Three Months Ended September 30, 2004
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

Nine Months Ended September 30, 2005

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

Nine Months Ended September 30, 2004

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

NON-GAAP PRESENTATIONS

The management’s discussion and analysis refers to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Corporation’s operational efficiency. Comparison of the Corporation’s efficiency ratio with those of other companies may not be appropriate because other companies may calculate the efficiency ratio differently. The Corporation, in referring to its net income, is referring to income under GAAP.

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

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after September 15, 2005. The provisions of FAS 123R do not have an impact on the Corporation’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Corporation’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within GAAP when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Board ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, Board directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In September 2005, FASB decided to include in the draft final FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” guidance similar to that provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The Board also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the Board decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with fifteen full service offices and one loan production office. Full service offices are located in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, South Boston and Lynchburg, Virginia and in Yanceyville, North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage and consumer banking; trust and investment services; and insurance. Services are also provided through nineteen ATMs, “AmeriLink” Internet banking and 24-hour “Access American” phone banking. Additional information is available on the Bank’s website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol “AMNB”.

The Corporation specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income through the Bank’s trust, investment, and mortgage banking services and
•	continue to control costs.

During the second quarter of 2005, the Bank expanded into the Lynchburg, Virginia market by opening a loan production office. The office was expanded into a full service location during the third quarter of 2005 and now provides commercial and consumer lending, deposit, trust and investment services. On October 19, 2005, the Corporation announced plans to further expand into the Lynchburg area by acquiring Community First Financial Corporation, the parent company of Community First Bank (“CFB”), which operates four offices serving the city of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. CFB had reported assets of $165 million at June 30, 2005. The acquisition is subject to certain conditions, including Community First shareholder approval and regulatory approval. The Corporation will continue to pursue expansion into nearby markets that exhibit high growth potential.

RESULTS OF OPERATIONS

NET INCOME

The Corporation's net income for the third quarter of 2005 was $2,310,000, a decrease of 1.2% over the $2,339,000 earned during the same period of 2004. Basic and diluted earnings per share were $.42 for both comparative periods. Net income for the first nine months of the year improved from $7,233,000 in 2004 to $7,317,000 in 2005. Basic earnings per share increased 3.9% for the first nine months of the year, from $1.29 in 2004 to $1.34 in 2005; diluted earnings per share increased 3.9%, from $1.28 in 2004 to $1.33 in 2005.

On an annualized basis, return on average total assets was 1.50% for the three months ended September 30, 2005 and 2004. Annualized return on average common shareholders' equity was 12.88% and 13.11% for the three months ended September 30, 2005 and 2004, respectively. For the nine month period ended September 30, 2005, return on average total assets was 1.58%, compared with 1.52% for the same period in 2004. Return on average shareholder’s equity was 13.67% and 13.42% for the nine months ended September 30, 2005 and 2004, respectively.

NET INTEREST INCOME

Net interest income, the Corporation’s largest source of revenue, on a fully taxable equivalent (“FTE”) basis was $6,209,000 for the three month period ended September 30, 2005, compared to $5,898,000 for the same period of 2004, an increase of 5.3%. The interest rate spread increased to 3.74% from 3.63%, and the net interest margin increased to 4.21% from 3.94%.

Net interest income improved primarily due to an increase in the yield on interest-earning assets, which advanced from 5.14% in the third quarter of 2004 to 5.71% in the recently completed quarter. Interest rate increases contributed to this improvement. The Federal Reserve raised short-term interest rates six times between December 31, 2004 and September 30, 2005, for a total increase of 1.50%. Additionally, a change in the mix of interest-earning assets impacted the yield. From the third quarter of 2004 to the third quarter of 2005, average loans, the Bank’s highest-yielding assets, increased from $402,857,000 to $414,940,000, while average securities fell from $196,754,000 to $173,178,000. Maturing securities were used to fund a decrease in higher-rate certificates of deposit and the growth in loans. The improvement in the yield on earning assets was partially offset by an increase in the average rate paid on interest-bearing liabilities. This rate increased from 1.51% in the third quarter of 2004 to 1.97% in the third quarter of 2005, due primarily to the results of a rising interest rate environment.

Fully taxable net interest income for the first nine months of the year advanced 5.2% from $16,788,000 in 2004 to $17,693,000 in 2005. The improvement was primarily attributable to an increase in the earning asset yield, which advanced from 5.09% in 2004 to 5.54% in 2005. The yield improved due to general increases in interest rates and to a change in the mix of earning assets. Average loans increased 4.7% from the 2004 period to the 2005 period, and comprised 70% of interest-earning assets in 2005 compared with 66% in 2004.

The following tables demonstrate fluctuations in net interest income and the related yields for the third quarter and first nine months of 2005 compared to similar prior year periods. Net interest income is presented on a taxable equivalent basis. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status:

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2005 and 2004
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2005	2004	2005	2004	2005	2004
Loans:
Commercial	$63,264	$82,058	$1,162	$1,147	7.35%	5.59%
Real Estate	338,388	296,007	5,119	4,063	6.05	5.49
Consumer	11,995	16,904	276	388	9.20	9.18
Total loans	413,647	394,969	6,557	5,598	6.34	5.67

Securities:
Federal agencies	75,551	99,313	575	798	3.04	3.21
Mortgage-backed	24,782	24,794	261	273	4.21	4.40
State and municipal	51,642	52,358	769	761	5.96	5.81
Other	14,503	20,103	174	227	4.80	4.52
Total securities	166,478	196,568	1,779	2,059	4.27	4.19

Deposits in other banks	9,683	6,751	83	24	3.43	1.42

Total interest-earning assets	589,808	598,288	8,419	7,681	5.71	5.14

Non-earning assets	25,354	24,033

Total assets	$615,162	$622,321

Deposits:
Demand	$77,459	$71,908	119	66	0.61	0.37
Money market	40,961	49,638	182	91	1.78	0.73
Savings	80,681	83,879	164	108	0.81	0.52
Time	186,539	199,701	1,271	1,149	2.73	2.30
Total deposits	385,640	405,126	1,736	1,414	1.80	1.40

Repurchase agreements	46,187	45,108	250	126	2.17	1.12
Other borrowings	17,970	20,530	224	243	4.99	4.73
Total interest-bearing
liabilities	449,797	470,764	2,210	1,783	1.97	1.51

Noninterest bearing
demand deposits	90,922	77,043
Other liabilities	2,724	3,137
Shareholders' equity	71,719	71,377
Total liabilities and
shareholders' equity	$615,162	$622,321

Interest rate spread					3.74%	3.63%
Net interest margin					4.21%	3.94%

Net interest income (taxable equivalent basis)			6,209	5,898
Less: Taxable equivalent adjustment			275	272
Net interest income			$5,934	$5,626

Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2005 and 2004
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2005	2004	2005	2004	2005	2004
Loans:
Commercial	$67,908	$100,592	$3,434	$3,843	6.74%	5.09%
Real Estate	334,088	283,255	14,705	11,815	5.87	5.56
Consumer	12,944	19,010	879	1,304	9.05	9.15
Total loans	414,940	402,857	19,018	16,962	6.11	5.61

Securities:
Federal agencies	78,400	102,332	1,807	2,455	3.07	3.20
Mortgage-backed	26,669	22,361	854	739	4.27	4.41
State and municipal	52,440	51,803	2,327	2,280	5.92	5.87
Other	15,669	20,258	569	718	4.84	4.73
Total securities	173,178	196,754	5,557	6,192	4.28	4.20

Deposits in other banks	6,845	8,779	153	68	2.98	1.03

Total interest-earning assets	594,963	608,390	24,728	23,222	5.54	5.09

Non-earning assets	23,644	25,245

Total assets	$618,607	$633,635

Deposits:
Demand	$79,113	$71,786	333	186	0.56	0.35
Money market	45,088	51,968	490	285	1.45	0.73
Savings	82,141	83,828	444	321	0.72	0.51
Time	190,715	208,151	3,601	3,709	2.52	2.38
Total deposits	397,057	415,733	4,868	4,501	1.63	1.44

Repurchase agreements	43,287	47,446	617	377	1.90	1.06
Other borrowings	20,218	21,370	719	734	4.74	4.58
Total interest-bearing
liabilities	460,562	484,549	6,204	5,612	1.80	1.54

Noninterest bearing
demand deposits	84,174	74,454
Other liabilities	2,512	2,763
Shareholders' equity	71,359	71,869
Total liabilities and
shareholders' equity	$618,607	$633,635

Interest rate spread					3.74%	3.55%
Net interest margin					4.15%	3.86%

Net interest income (taxable equivalent basis)			18,524	17,610
Less: Taxable equivalent adjustment			831	822
Net interest income			$17,693	$16,788

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The Bank’s lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Bank’s Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Bank’s Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

The Bank’s Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses, subject to review by the Board of Directors. Among other factors, the Committee on a quarterly basis considers the Bank’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans, impaired loans, other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective and complex judgements about matters that are inherently uncertain and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, the Bank allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified potential losses.

The allowance is supplemented to adjust for imprecision (particularly in commercial, commercial real estate and construction lending) and to provide for a range of possible outcomes inherent in estimates used for the allocated allowance. This reflects the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other subjective factors, including industry trends in the Bank’s region.

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period. Furthermore, we cannot provide assurance that, in any particular period, the Bank will not have sizeable credit losses in relation to the amount reserved. The Bank may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends and ongoing internal and external examination processes. This is also necessary to absorb losses in the portfolio, including those not yet identifiable.

A significant portion of the Bank's trade area, which includes the City of Danville, City of Martinsville, Town of South Boston, Pittsylvania County, Henry County and Halifax County in Virginia, and the Town of Yanceyville and the northern half of Caswell County in North Carolina, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. While industry diversification has occurred in recent years, a textile firm and a tire manufacturing plant in Danville employ a significant workforce. Increased global competition has negatively impacted the textile industry, with several manufacturers closing due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. An inherent risk to the loan portfolio exists if significant declines occur in the remaining manufacturing sector along with a corresponding reduction in employment. To mitigate this risk and to establish a platform for higher growth, the Bank opened a loan production office in Greensboro, North Carolina during 2004 and a full service office in Lynchburg, Virginia during the third quarter of 2005. Additional expansion into the Lynchburg market is anticipated during 2006, with the previously discussed acquisition of Community First Financial Corporation.

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

The provision for loan losses was $180,000 for the three months ended September 30, 2005 versus $255,000 for the same period in 2004. For the first nine months of the year, the provision was $720,000 in 2005 and $725,000 in 2004. The annualized ratio of net charge-offs to average loans was .04% in the third quarter and .06% for the first nine months of 2005, compared with .11% and .14% for the respective comparable periods in 2004.

The allowance for loan losses was $8,515,000 at September 30, 2005, an increase of 6.7% over the $7,982,000 recorded at December 31, 2004. The allowance represented 2.08% of loans at September 30, 2005 and 1.96% at December 31, 2004. This increase reflects normal adjustments to the qualitative factors, as well as new allocations for potential losses on deposit overdrafts and unfunded loan commitments. The allocation for inherent losses on deposit overdrafts was based upon historical loss activity. The allocation for inherent losses on unfunded loan commitments was calculated assuming a certain percentage of these commitments will be funded. Additional adjustments were made for the status of local and national economic conditions, including the anticipated impact of higher energy prices on economic activity. Management believes the allowance for loan losses is adequate to absorb any losses inherent in the Bank's loan portfolio at September 30, 2005. More information regarding loan quality is provided in the Asset Quality, Credit Risk Management and Nonperforming Assets section.

NONINTEREST INCOME

    Noninterest income for the three months ended September 30, 2005 was $1,911,000, an increase of 10.1% from $1,736,000 reported in the same period of 2004, due primarily to increases in retail brokerage sales and mortgage banking income. Other fees and commissions advanced $76,000, or 37.8%, due largely to growth in retail brokerage sales. Mortgage banking income increased $97,000 as a result of increased mortgage lending activity in the Danville, Martinsville and Greensboro markets. Other noninterest income declined $30,000 due mainly to a $22,000 road frontage settlement with the State of Virginia that was recorded in 2004.

    Noninterest income for the nine months ended September 30, 2005 was $5,936,000, an increase of 5.4% from $5,634,000 reported in the same period of 2004, due primarily to growth in other fees and commissions and other income. Other fees and commissions increased $132,000, or 19.7%, due largely to growth in retail brokerage sales. Other income increased $192,000 and was impacted in 2005 by a $375,000 gain from the sale of a bankcard processor, of which the Bank was a member. Other income in 2004 was impacted by a $150,000 gain on the sale of a former branch office.

NONINTEREST EXPENSE

   Noninterest expense increased $576,000, or 15.0%, to $4,422,000 for the third quarter of 2005, from $3,846,000 in the third quarter of 2004. For the first nine months of the year, noninterest expense increased 8.9%, from $11,596,000 in 2004 to $12,633,000 in 2005. The growth in 2005 is primarily attributable to expenses of the new Lynchburg office, the establishment of a residential mortgage lending program in Greensboro, general salary increases, rising health insurance expenses, and expansion of the Trust and Finance departments.

INCOME TAX PROVISION

The effective tax rate for the third quarter of 2005 was 28.8% compared to 28.3% for the same period of 2004. For the first nine months of 2005 and 2004, the effective tax rates were 28.8% and 28.4%, respectively. The effective tax rate is lower than the statutory rate primarily due to tax-exempt state and municipal securities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL

GENERAL

Total average assets were $615,162,000 during the third quarter of 2005, down $7,159,000 from the third quarter of 2004. Average loans increased 4.7% or $18,678,000. Average deposits declined $5,607,000. These changes were funded primarily through a reduction in average securities, which declined $30,090,000 from the third quarter of 2004 to the third quarter of 2005.

LOANS

Loans, including those held for sale, increased on average from $394,969,000 in the third quarter of 2004 to $413,647,000 in the third quarter of 2005, due to growth mainly in construction, land development and commercial real estate loans. Growth in these categories offset declines in commercial and consumer loans.

ASSET QUALITY, CREDIT RISK MANAGEMENT AND NONPERFORMING ASSETS

The Bank identifies specific credit exposures through its periodic analysis of the loan portfolio and monitors general exposures from economic trends and other external factors. The Bank maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

The Bank uses certain general practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, (e) review of loans by a Loan Review department which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

Loans are generally placed on nonaccrual status when any portion of principal or interest is 90 days past due or collection is uncertain. Unless loans are secured and in the process of collection, they are normally charged off after a delinquency of 120 days. Under the Bank's policy, a nonaccruing loan may be restored to accrual status when none of its principal and interest is past due and unpaid, the borrower has shown a reasonable sustained ability to service the debt, and the Bank expects repayment of the remaining contractual principal and interest or when the loan otherwise becomes secured and in the process of collection.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate.

The following table summarizes nonperforming assets:

	September 30	December 31
	2005	2004
90 days past due	$-	$-
Nonaccrual	9,000	8,113
Foreclosed real estate	125	221
Nonperforming assets	$9,125	$8,334

The increase in nonaccrual loans from December 31, 2004 is primarily related to one loan relationship with a borrower involved in residential construction and development. The loans are secured by residential subdivision property. No loss is expected.

LIQUIDITY

Liquidity is the measure of the Bank's ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity sources include cash and amounts due from banks, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturities and sales of investments. Management believes that these sources provide sufficient and timely liquidity for the foreseeable future.

Management monitors and plans the Bank’s liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to assess the future liquidity needs of the Bank and manage the investment of funds.

The Bank’s net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Bank’s reserve requirement, to liabilities ratio was 17.8% at September 30, 2005 and 19.7% at December 31, 2004. Both of these ratios reflect adequate liquidity for the respective periods.

The Bank has a line of credit with the FHLB, equal to 30% of the Bank’s assets. This amounted to a line of credit in the amount of $183,140,000 at September 30, 2005. Borrowings under the line were $17,275,000 at September 30, 2005. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB.

The Bank had seven fixed-rate term borrowing contracts outstanding as of September 30, 2005, with the following final maturities:

Amount	Expiration Date

$2,000,000	July 2006
1,000,000	July 2007
3,000,000	June 2008
5,000,000	August 2008
5,000,000	April 2009
1,275,000	March 2014
$17,275,000

The Bank also has federal funds lines of credit facilities established with two other banks in the amounts of $12,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at September 30, 2005 or December 31, 2004.

DEPOSITS

Average deposits declined from $482,169,000 in the third quarter of 2004 to $476,562,000 in the third quarter of 2005. Growth in demand deposits were offset by declines in certificates of deposit, money market and savings accounts.

OFF-BALANCE SHEET TRANSACTIONS

The Corporation enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	September 30 2005	December 31 2004

Commitments to extend credit	$131,349	$130,862
Standby letters of credit	2,790	4,849
Commitments to purchase securities	-	-
Mortgage loan rate-lock commitments	3,095	2,818

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

CAPITAL

In the first quarter of 2005, the Corporation declared and paid a quarterly cash dividend of $.20 per share. The quarterly cash dividend was increased to $.21 per share for the second and third quarters.

On August 16, 2005, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 200,000 shares of the Corporation’s common stock between August 17, 2005 and August 15, 2006. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation. Since December 31, 2004, 94,450 shares were repurchased; 15,100 shares were repurchased during the third quarter of 2005.

One measure of a financial institution’s capital strength is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.8% of assets at September 30, 2005 and 11.5% at December 31, 2004. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights”, be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. Total capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At September 30, 2005, the Corporation's Tier I and total capital ratios were 16.20% and 17.48%, respectively. At December 31, 2004, these ratios were 15.48% and 16.73%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Corporation's leverage ratios were 11.74% and 11.02% at September 30, 2005 and December 31, 2004, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Under these guidelines, the Corporation and the Bank exceeded the minimum ratios to be considered well capitalized at September 30, 2005 and December 31, 2004.

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

The Bank uses simulation analysis to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the Bank’s current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios.

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

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended September 30, 2005
	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1-31, 2005	8,100	$24.10	8,100	80,650
August 1-16, 2005	-	-	-	80,650
August 17, 2005				New term started

August 17-31, 2005	7,000	23.30	7,000	193,000
September 1-30, 2005	-	-	-	193,000
	15,100	$23.73	15,100

On August 16, 2005, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 200,000 shares of the Corporation’s common stock between August 17, 2005 and August 15, 2006. The stock may be purchased in the open market and/or in privately negotiated transactions as management and the board of directors determine to be in the best interest of the Corporation.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - November 9, 2005	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - November 9, 2005	Chief Financial Officer