Form 10-K
period 2005-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2006-03-15
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number 0-12820
AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

Virginia 54-1284688
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

            628 Main Street, Danville, VA 24541
            (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 434-792-5111
______________________________________

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $1 Par Value             NASDAQ National Market
(Title of class)                 (Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) .
Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2005, based on the closing price, was $103,799,136. The number of shares of the Registrant’s Common Stock outstanding on March 7, 2006 was 5,431,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 25, 2006 are incorporated by reference in Part III of this report.

 _______________________________

*  The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit and Compliance Committee” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Comparative Stock Performance”, “Report of the Human Resources and Compensation Committee on Executive Compensation”, and “Executive Compensation” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

* The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders. The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The information required by Item 13 is incorporated herein by reference to the information that appears under the heading “Related Party Transactions“ in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART I
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the American National Bankshares Inc. (the “Corporation”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

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

ITEM 1 - BUSINESS

The Corporation is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984. On September 1, 1984, the Corporation acquired all of the outstanding capital stock of American National Bank and Trust Company (the “Bank”), a national banking association chartered in 1909 under the laws of the United States. The Bank is the only subsidiary of the Corporation.

American National Bank and Trust Company

The Bank has been operating as a commercial bank headquartered in Danville, Virginia since its organization in 1909. It has expanded through both internal growth and acquisitions. In 1996, the Corporation completed the merger of Mutual Savings Bank, F.S.B. (“Mutual”) into the Bank. The Mutual merger was accounted for as a pooling of interests. The Bank completed two retail office purchases in 1995 and 1996 that added $57.7 million in deposits and $6.9 million in loans. The two acquisitions were accounted for as purchases and related core deposit intangible assets of $4.5 million were amortized over ten years. The Bank opened retail banking offices in Chatham and Martinsville, Virginia, closed a limited service retail office in Danville during 1999 and opened a branch office in South Boston, Virginia during 2000. The Bank opened a retail banking office in southern Henry County, Virginia during 2002, a loan production office in Greensboro, North Carolina during 2004, and a retail banking office in Bedford County, Virginia in 2005.

The Bank has two wholly owned subsidiaries, which are both inactive: ANB Mortgage Corp. and ANB Services Corporation. In 2005, the Bank discontinued the use of the two subsidiaries and offered the same products and services through the Bank.

The operations of the Bank are conducted at fifteen retail offices. Full service offices are located in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, South Boston, and Bedford County, Virginia, and in Yanceyville, North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina. The Bank operates nineteen automated teller machines at various locations in the trade area. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.

Proposed Acquisition

On October 19, 2005, the Corporation entered into a definitive agreement to acquire Community First Financial Corporation (OTCBB: CYFC), the parent company of Community First Bank, which operates four offices serving the city of Lynchburg, Virginia and the counties of Bedford, Campbell, and Nelson. Pending required approvals, the transaction is expected to close in April 2006.

Competition and Markets

Vigorous competition exists in the Bank’s service area. The Bank competes not only with other commercial banks but also with diversified financial institutions, credit unions, money market and mutual fund providers, mortgage lenders, insurance companies, and finance companies. The Bank has the largest deposit market share in the City of Danville.

The Southside Virginia market, in which the Bank has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. Unemployment as a percent of the workforce remains greater than that of other regions of Virginia. Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans and certain depositors to maintain account balances. To mitigate this risk and to establish a platform for higher growth, the Bank opened a loan production office in Greensboro, North Carolina during 2004, and a full service office in Bedford County, Virginia, serving the Lynchburg area, during 2005. Additional expansion into the Lynchburg market is anticipated during 2006, with the previously disclosed pending acquisition of Community First Financial Corporation.

Supervision and Regulation

The Corporation and the Bank are each extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Corporation and the Bank and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Corporation or the Bank are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations and earnings of the Corporation and the Bank.

The Corporation

The Corporation is qualified as a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The BHC Act permits a financial holding company to engage in a variety of financial activities, some of which are not permitted for other bank holding companies that are not financial holding companies. As a bank holding company, the Corporation is required to file with the FRB various reports and additional information; the FRB may also make examinations of the Corporation.

The BHC Act prohibits, with certain exceptions, a BHC from acquiring beneficial ownership or control of more than 5% of the voting shares of any company, including a bank, without the FRB’s prior approval and from engaging in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the FRB determines to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

Under FRB policy, a BHC is expected to serve as a source of financial and managerial strength to its subsidiary banks and to commit resources to support those banks. This support may be required at times when the BHC may not have the resources to provide it. Under this policy, a BHC is expected to stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and to maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.

Under the Gramm-Leach Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHC’s. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized, well managed, and have achieved a rating of “satisfactory” or better under the Community Reinvestment Act (the “CRA”). Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. The Corporation has not elected to become a financial holding company.

The Bank

The Bank is a federally chartered national bank and is a member of the Federal Reserve System. The Bank is subject to federal regulation by the Office of the Comptroller of the Currency (the “OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”).

Depository institutions, including the Bank, are subject to extensive federal and state regulations that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit deposit institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure, and capital. The agencies are authorized to take action against institutions that fail to meet such standards.

As with other financial institutions, the earnings of the Bank are affected by general economic conditions and by the monetary policies of the FRB. The Federal Reserve System exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings. The policies of the Federal Reserve Board have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. They also impact the source and cost of funds and the rates of return on investments. Fluctuations in the FRB’s monetary policies have had a significant impact on the operating results of the Bank and all financial institutions in the past and are expected to continue to do so in the future; however the exact impact of such conditions and policies upon the future business and earnings of the Bank cannot accurately be predicted.

Dividend Restrictions and Capital Requirements

For information regarding the limitation on Bank dividends and risk-based capital requirements, refer to Note 14 to the consolidated financial statements. Additional information may be found in the Capital section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FDIC Insurance

The Bank’s deposits are insured up to $100,000 per insured depositor by the Bank Insurance Fund of the FDIC. Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 was adopted by Congress. Among other things, the legislation will increase FDIC coverage for retirement accounts to $250,000 and will index insurance levels for inflation.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases. Management believes, as of December 31, 2005 and 2004, that the Bank met the requirements for being classified as “well capitalized.”

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an institution who has been notified that it is not in compliance with safety and soundness standard to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the CRA.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low-and moderate-income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment, in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “outstanding” in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Bank also is required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

At December 31, 2005, the Corporation employed 220 full-time equivalent persons. The relationship with employees is considered to be good.

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

ITEM 1A - RISK FACTORS

The Corporation’s business is subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce the Corporation’s profits. It is expected that the Corporation will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Management cannot assure you that it can minimize the Corporation’s interest rate risk. While an increase in the general level of interest rates may increase the net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume and overall profitability.

The Corporation faces strong competition from financial services companies and other companies that offer banking services which could negatively affect the Corporation’s business.

The Corporation conducts its banking operations primarily in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, South Boston, and Bedford County, Virginia, as well as in Yanceyville and Greensboro, North Carolina. Increased competition in the market may result in reduced loans and deposits. Ultimately, the Corporation may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Corporation offers in its service area. These competitors include national banks, regional banks and other community banks. The Corporation also faces competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. The Corporation also faces competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in its market areas. If the Corporation is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions (particularly an economic slowdown in the Corporation’s market area) could materially and negatively affect the Corporation’s business.

The Corporation’s business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond the Corporation’s control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in the Corporation’s market area, could result in the following consequences, any of which could hurt business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

Trust and Investment Services fee revenue is largely dependent on the fair market value of assets under care and trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in a correlation. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Trust and Investment Service revenues are negatively impacted as asset values and trading volumes decrease. Neutral economic conditions can also negatively impact revenue when stagnant securities markets fail to attract investors.

A downturn in the real estate market could negatively affect the Corporation’s business.

A downturn in the real estate market could negatively affect the Corporation’s business because a significant portion (approximately 79% as of December 31, 2005) of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Corporation would be more likely to suffer losses on defaulted loans.

Substantially all of the Corporation’s real property collateral is located in its market area. If there is a significant decline in real estate values, especially in our market area, the collateral for loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown and an increase in interest rates.

The Corporation is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Corporation’s prospects.

The Corporation currently depends heavily on the services of its president and chief executive officer, Charles H. Majors, and a number of other key management personnel. The loss of Mr. Majors’ services or that of other key personnel could materially and adversely affect the results of operations and financial condition. The Corporation’s success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and the Corporation may not be successful in attracting or retaining the personnel it requires.

The Corporation is subject to extensive regulation which could adversely affect its business.

The Corporation’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Corporation’s operations. Because the Corporation’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular change. There are currently proposed laws, rules and regulations that, if adopted, would impact the Corporation’s operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult and expensive, (ii) restrict the ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Corporation, or (iv) otherwise adversely affect the Corporation’s business or prospects for business.

The primary source of the Corporation’s income from which it pays dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank was unable to pay dividends to the Corporation, the Corporation would likely have to reduce or stop paying common stock dividends. The Corporation’s failure to pay dividends on its common stock could have a material adverse effect on the market price of the common stock.

A limited trading market exists for the Corporation’s common stock which could lead to price volatility.

The Corporation’s common stock is approved for quotation on the Nasdaq National Market, but the trading volume has generally been modest. The limited trading market for the common stock may cause fluctuations in the stock’s market value to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market in the Corporation’s common stock develops, management cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, is referred to as the allowance for loan losses. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results. The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Corporation’s loans and allowance for loan losses. While management believes that the allowance for loan losses is adequate to cover current losses, it cannot assure you that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially adversely affect earnings.

The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide absolute assurance that it will not significantly increase the allowance for loan losses which could materially adversely affect earnings.

The acquisition of Community First Financial Corporation may be more difficult, costly or time-consuming than is expected.

Pending required approvals, the proposed acquisition of Community First Financial Corporation (“Community First”) is expected to occur in April 2006. The integration process could result in the loss of key employees, the disruption of each company’s ongoing business, inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the merger. As with any merger of financial institutions, there also may be disruptions that cause either company to lose customers, cause customers to withdraw their deposits, or cause other unintended consequences that could have a material adverse effect on results of operations or financial condition.

The Corporation is exposed to operational risk.

The Corporation is exposed to many types of operational risks, including reputation risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the actual or alleged conduct in any number of activities, including lending practices, corporate governance, and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Corporation’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Certain errors may be repeated or compounded before they are discovered and successfully rectified. The Corporation’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Corporation may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Corporation is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Corporation) and to the risk that the Corporation’s (or its vendors’) business continuity and data security systems prove to be inadequate.

ITEM 2 - PROPERTIES

The following describes the location and general character of the principal offices and other materially important physical properties of the Corporation. As of December 31, 2005, the Bank maintained fifteen full service retail offices. Seven are located within the City of Danville, with other Virginia offices located in Gretna, Chatham, Martinsville, southern Henry County, Collinsville, South Boston, and Bedford County, and one located in Yanceyville, North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina.

The principal executive offices of the Corporation, as well as the principal executive offices of the Bank, are located at 628 Main Street in the business district of Danville, Virginia. This building, owned by the Bank, was originally constructed in 1973 and has three floors totaling approximately 27,000 square feet.

The Bank owns a building located at 103 Tower Drive in Danville, Virginia. This three-story facility totaling approximately 15,000 square feet was constructed in 1985 and serves as a retail banking office. It also houses certain of the Corporation’s finance, administrative, and operations staff.

The Corporation owns an office building on 203 Ridge Street, Danville, Virginia, which is currently leased to Bankers Insurance, LLC. The Bank has a minority ownership interest in Bankers Insurance, LLC.

The Bank leases a two-building office complex in Martinsville, Virginia, that houses a retail banking office, a trust and investment services office, and a mortgage lending office. This building serves as the headquarters for the Martinsville/Henry County market. The Bank also leases the retail banking offices in South Boston, Bedford County, and on West Main Street in Danville, Virginia, as well as a loan production office in Greensboro, North Carolina and a storage warehouse in Danville.

The Bank owns nine other retail office locations for a total of eleven owned retail office locations. There are no mortgages or liens against any of the properties owned by the Bank or the Corporation. The Bank operates nineteen Automated Teller Machines (“ATMs”) on owned or leased facilities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists, as of December 31, 2005, the named executive officers of the registrant, their ages, and their positions.

Name Age Position

Charles H. Majors      60      President & Chief Executive Officer of the Corporation and the Bank

R. Helm Dobbins	54
Senior Vice President of the Corporation; Executive Vice President & Chief Credit Officer of the Bank since November 2005; prior thereto, Senior Vice President & Chief Credit Officer of the Bank since June 2003; Executive Vice President and Chief Credit Officer of Citizens Bank and Trust Co. from 1998 to 2003

Dabney T.P. Gilliam, Jr.	51	Senior Vice President of the Corporation; Senior Vice President, Chief Banking Officer & Senior Loan Officer of the Bank (1)

Jeffrey V. Haley	45
Senior Vice President of the Corporation; Executive Vice President & Chief Administrative Officer of the Bank since November 2005; prior thereto, Senior Vice President & Chief Administrative Officer of the Bank

E. Budge Kent, Jr.	66	Executive Vice President of the Corporation; Executive Vice President and Chief Trust & Investment Officer of the Bank (2)

Neal A. Petrovich	43
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Corporation; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since November 2005; prior thereto, Senior Vice President, Chief Financial Officer and Cashier of the Bank since May 2004; Senior Vice President of SouthTrust Bank from 2002 to May 2004; Executive Vice President and Chief Financial Officer of Bank of Tidewater from 1995 to 2002

(1) Mr. Gilliam resigned his positions with the Corporation and the Bank effective December 31, 2005 to become Chief Financial Officer for a customer of the Bank.
(2) Effective January 1, 2006, Mr. Kent became a Senior Adviser to the Bank and is no longer an officer of the Corporation.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the Nasdaq National Market under the symbol “AMNB.” At December 31, 2005, the Corporation had 1,309 shareholders of record. The following table presents the high and low closing sales prices for the Corporation’s common stock and dividends declared for the past two years.

Market Price of the Corporation’s Common Stock

	NASDAQ Closing Price		Dividends Declared
2005	High	Low	Per Share
4th quarter	$23.80	$21.29	$0.21
3rd quarter	23.71	22.25	0.21
2nd quarter	25.04	22.28	0.21
1st quarter	24.84	23.85	0.20
			$0.83

	NASDAQ Closing Price		DividendsDeclared
2004	High	Low	Per Share
4th quarter	$25.33	$24.06	$0.20
3rd quarter	24.31	21.55	0.20
2nd quarter	25.26	21.01	0.20
1st quarter	26.75	23.25	0.19
			$0.79

The table below presents share repurchase activity during the quarter ended December 31, 2005.

Repurchases Made During the Quarter Ended December 31, 2005
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

October 1-31, 2005	-	-	-
November 1-30, 2005	1,190	$22.45	1,190	191,810
December 1-31, 2005	3,200	22.49	3,200	188,610
	4,390	$22.48	4,390

Stock Option Plan

The Corporation maintains a stock option plan (the “Plan”) that is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Corporation as an incentive to contribute to the success of the Corporation and the Bank and reward employees for outstanding performance and the attainment of targeted goals. The Stock Option Plan provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as non-statutory stock options.

The Plan was approved by the shareholders at the 1997 Annual Meeting, and is administered by a committee of the Board of Directors of the Corporation, each member of which is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. Unless sooner terminated, the Plan is in effect until December 31, 2006. Under the Plan, the committee determines which employees will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock and when such options become exercisable. In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted.

    Stock options shall become vested and exercisable in the manner specified by the committee. In general, each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.

	December 31, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Option Plan

Equity compensation plans approved by shareholders	214,962	$20.02	23,472
Equity compensation plans not approved by shareholders	-	-	-
Total	214,962	$20.02	23,472

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Corporation for the last five years:

(in thousands, except per share amounts and ratios)

Results of Operations:	2005	2004	2003	2002	2001

Interest income	$32,479	$30,120	$32,178	$35,135	$39,820
Interest expense	8,740	7,479	9,391	12,310	17,502
Net interest income	23,739	22,641	22,787	22,825	22,318
Provision for loan losses	465	3,095	920	873	1,015
Non-interest income	7,896	6,510	6,671	5,712	5,668
Non-interest expense	17,079	15,011	15,111	14,285	13,614
Income before income taxes	14,091	11,045	13,427	13,379	13,357
Income taxes	4,097	3,032	3,914	3,918	3,942
Net income	$9,994	$8,013	$9,513	$9,461	$9,415

Period-end Balances
Securities	$165,629	$188,163	$207,479	$163,824	$156,791
Loans	417,087	407,269	406,245	406,403	375,340
Total deposits	491,651	485,272	501,688	473,562	464,012
Shareholders' equity	73,419	71,000	71,931	70,736	65,397
Total assets	623,503	619,065	644,302	605,859	572,887

Per Share Information:
Earnings - basic	$1.83	$1.43	$1.67	$1.63	$1.58
Earnings - diluted	1.81	1.42	1.65	1.62	1.58
Dividends	0.83	0.79	0.75	0.71	0.66
Book value	13.49	12.86	12.71	12.24	11.23

Ratios:
Return on average assets	1.61%	1.26%	1.52%	1.63%	1.69%
Return on average shareholders' equity	13.95%	11.15%	13.52%	13.97%	14.49%
Average shareholders' equity/average assets	11.57%	11.34%	11.27%	11.64%	11.68%
Total risk-based capital/assets	17.57%	16.73%	15.99%	15.63%	15.56%
Dividend payout ratio	45.32%	55.05%	44.90%	43.52%	41.68%
Net charge-offs to average loans	0.56%	0.10%	0.30%	0.15%	0.12%
Allowance for loan losses to period-end loans	1.46%	1.96%	1.30%	1.38%	1.42%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The Corporation’s critical accounting policies are listed below. A summary of the Corporation’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

The Corporation’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact those transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) FAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market, and the loan balance.

The Corporation’s allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs, recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category. The formula allowance includes an allowance for unfunded commitments, which is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

Non-GAAP Presentations

The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with fifteen full service offices and one loan production office. Full service offices are located in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, South Boston, and Bedford County, Virginia and in Yanceyville, North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through nineteen ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” phone banking. Additional information is available on the Bank’s website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol “AMNB.”

The Bank specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income through the Bank’s trust, investment, and mortgage banking services and
•	continue to control costs.

During the second quarter of 2005, the Bank expanded into the Lynchburg, Virginia market by opening a loan production office in Bedford County. The office was expanded into a full service location during the third quarter of 2005 and now provides commercial and consumer lending, deposit, trust, and investment services. On October 19, 2005, the Corporation announced plans to further expand into the Lynchburg area by acquiring Community First Financial Corporation, the parent company of Community First Bank (“CFB”), which operates four offices serving the city of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. CFB had reported assets of $162.0 million at September 30, 2005. The acquisition is subject to certain conditions, including Community First shareholder approval and regulatory approval. The Corporation will continue to pursue expansion into nearby markets that exhibit high growth potential.

ANALYSIS OF OPERATING RESULTS

Net Interest Income

Net interest income, the Corporation’s largest source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume and mix of interest-earning assets and interest-bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis. The difference between income recorded on interest-earning assets and expense recorded on interest-bearing liabilities is referred to as net interest income. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities.

Net interest income on a tax-equivalent basis increased $1.1 million, or 4.6% from 2004 to 2005. The interest rate spread improved from 3.58% to 3.74% and the interest margin increased to 4.17% from 3.90%.

Net interest income improved primarily due to an increase in the yield on interest-earning assets, which advanced from 5.13% in 2004 to 5.64% in 2005. Interest rate increases were a primary contributor to this improvement. The Federal Reserve raised short-term interest rates eight times during 2005, for a total increase of 2.00%. A change in the mix of interest-earning assets also impacted the yield. From 2004 to 2005, loans, the Bank’s highest yielding assets, increased on average from $403.7 million to $414.6 million, while average securities fell from $195.1 million to $170.4 million. Matured securities were used to fund a decrease in certificates of deposit (included in “time” deposits) and the growth in loans. The yield improvement on earning assets was partially offset by an increase in the average rate paid on interest-bearing liabilities. This rate increased from 1.55% in 2004 to 1.90% in 2005, due primarily to the results of a rising interest rate environment.

Interest income declined $2.0 million from 2003 to 2004 due primarily to pay-downs of participation loans and a general decline in interest rates. The Federal Reserve lowered the benchmark federal funds rate from 6.50% at the beginning of 2001 to 1.00% by June 2003. As a result, the Corporation’s prime lending rate declined from 9.50% at the beginning of 2001 to 4.00% by June 2003. The prime lending rate remained at 4.00%, a historically low rate, until June 2004, when the Federal Reserve began increasing the federal funds rate. From June 2004 through February 2005, the federal funds rate increased from 1.00% to 2.25%; in turn, the prime lending rate increased from 4.00% to 5.25% during this time. The increase positively impacted net interest income during the second half of 2004. Interest expense declined $1.9 million from 2003 to 2004, due to the lowering of interest rates paid on deposit accounts and a reduction in higher-cost certificates of deposit.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the years 2003 through 2005. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Table 1 - Net Interest Income Analysis
(in thousands, except rates)
	Average Balance			Interest Income/Expense			Average Yield/Rate
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Loans:
Commercial	$74,202	$94,643	$115,377	$4,627	$4,992	$6,723	6.24%	5.27%	5.83%
Real Estate	327,888	290,884	276,133	20,155	16,237	16,129	6.15	5.58	5.84
Consumer	12,490	18,168	27,360	1,132	1,664	2,478	9.06	9.16	9.06
Total loans	414,580	403,695	418,870	25,914	22,893	25,330	6.25	5.67	6.05

Securities:
Federal agencies	77,609	99,263	71,153	2,414	3,169	2,365	3.11	3.19	3.32
Mortgage-backed	25,614	23,842	30,745	1,099	1,046	1,316	4.29	4.39	4.28
State and municipal	51,943	52,247	43,993	3,049	3,059	2,844	5.87	5.85	6.46
Other	15,273	19,776	22,696	715	923	1,247	4.68	4.67	5.49
Total securities	170,439	195,128	168,587	7,277	8,197	7,772	4.27	4.20	4.61

Deposits in other banks	9,782	10,092	11,236	376	132	110	3.84	1.31	0.98

Total interest-earning assets	594,801	608,915	598,693	33,567	31,222	33,212	5.64	5.13	5.55

Non-earning assets	24,273	25,036	25,918

Total assets	$619,074	$633,951	$624,611

Deposits:
Demand	$82,121	$73,338	$63,858	539	269	225	0.66	0.37	0.35
Money market	44,685	53,305	47,293	715	428	478	1.60	0.80	1.01
Savings	81,641	83,814	80,876	629	439	712	0.77	0.52	0.88
Time	189,467	204,945	230,070	5,019	4,843	6,500	2.65	2.36	2.83
Total deposits	397,914	415,402	422,097	6,902	5,979	7,915	1.73	1.44	1.88

Repurchase agreements	42,757	46,787	40,917	901	528	497	2.11	1.13	1.21
Other borrowings	19,474	20,931	21,578	937	972	979	4.81	4.64	4.54
Total interest-bearing
liabilities	460,145	483,120	484,592	8,740	7,479	9,391	1.90	1.55	1.94

Noninterest bearing
demand deposits	84,670	76,123	66,300
Other liabilities	2,621	2,846	3,352
Shareholders' equity	71,638	71,862	70,367
Total liabilities and
shareholders' equity	$619,074	$633,951	$624,611

Interest rate spread							3.74%	3.58%	3.61%
Net interest margin							4.17%	3.90%	3.98%

Net interest income (taxable equivalent basis)				24,827	23,743	23,821
Less: Taxable equivalent adjustment				1,088	1,102	1,034
Net interest income				$23,739	$22,641	$22,787

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

	Table 2 - Changes in Net Interest Income (Rate/Volume Analysis)
	(in thousands)

	2005 vs. 2004			2004 vs. 2003
	Interest	Change		Interest	Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease )	Rate	Volume	(Decrease )	Rate	Volume
Loans:
Commercial	$(365)	$820	$(1,185)	$(1,731)	$(598)	$(1,133)
Real Estate	3,918	1,736	2,182	108	(733)	841
Consumer	(532)	(17)	(515)	(814)	28	(842)
Total loans	3,021	2,539	482	(2,437)	(1,303)	(1,134)
Securities:
Federal agencies	(755)	(80)	(675)	804	(97)	901
Mortgage-backed	53	(23)	76	(270)	32	(302)
State and municipal	(10)	8	(18)	215	(285)	500
Other securities	(208)	3	(211)	(324)	(175)	(149)
Total securities	(920)	(92)	(828)	425	(525)	950
Deposits in other banks	244	248	(4)	22	34	(12)
Total interest income	2,345	2,695	(350)	(1,990)	(1,794)	(196)

Interest expense
Deposits:
Demand	270	234	36	44	10	34
Money market	287	366	(79)	(50)	(106)	56
Savings	190	202	(12)	(273)	(298)	25
Time	176	559	(383)	(1,657)	(994)	(663)
Total deposits	923	1,361	(438)	(1,936)	(1,388)	(548)
Repurchase agreements	373	422	(49)	31	(37)	68
Other borrowings	(35)	34	(69)	(7)	23	(30)
Total interest expense	1,261	1,817	(556)	(1,912)	(1,402)	(510)
Net interest income	$1,084	$878	$206	$(78)	$(392)	$314

MARKET RISK MANAGEMENT

Effectively managing market risk is essential to achieving the Bank’s financial objectives. Market risk reflects the risk of economic loss resulting from adverse changes in interest rates and market prices. The Corporation is not subject to currency exchange risk or commodity price risk.

As a financial institution, interest rate risk and its impact on net interest income is the primary market risk exposure. The magnitude of the change in earnings resulting from interest rate changes is impacted by the time remaining to maturity on fixed-rate obligations, the contractual ability to adjust rates prior to maturity, competition, and the general level of interest rates.

The Asset/Liability Investment Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk within established policy guidelines. ALCO is also responsible for evaluating the competitive rate environment and reviewing investment securities transactions.

The interest rate sensitivity position at December 31, 2005 is illustrated in the following table. The table presents the carrying amount of assets and liabilities in the periods they are expected to reprice or mature.

Table 3 - Interest Rate Sensitivity Gap Analysis
December 31, 2005
(in thousands)
	Within	> 1 Year	> 3 Year
	1 Year	to 3 Years	to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$9,054	$-	$-	$-	$9,054
Securities (1)	46,967	48,032	36,681	35,039	166,719
Loans (2)	256,263	99,544	44,612	17,382	417,801
Total interest
sensitive assets	312,284	147,576	81,293	52,421	593,574

Interest sensitive liabilities:
NOW and savings deposits	170,944	-	-	-	170,944
Money market deposits	42,425	-	-	-	42,425
Time deposits	122,886	52,264	16,858	309	192,317
Repurchase agreements	37,203	-	-	-	37,203
Other borrowings	2,000	9,000	5,000	1,238	17,238
Total interest
sensitive liabilities	375,458	61,264	21,858	1,547	460,127
Interest sensitivity gap	$(63,174)	$86,312	$59,435	$50,874	$133,447

Cumulative interest sensitivity gap	$(63,174)	$23,138	$82,573	$133,447

Percentage cumulative gap
to total interest sensitive assets	(10.6)%	3.9%	13.9%	22.5%

(1) Securities based on amortized cost.
(2) Loans include loans held for sale and are net of unearned income.

The Bank uses simulation analysis to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios.

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2005, assuming immediate and parallel shifts in interest rates.

Table 4 - Change in Net Interest Income
(in thousands)

	As of December 31, 2005		As of December 31, 2004
Change in	Changes in		Changes in
Interest	Net Interest Income (1)		Net Interest Income (1)
Rates	Amount	Percent	Amount	Percent

Up 3%	$2,075	8.58%	$1,476	6.31%
Up 2%	1,404	5.81	1,094	4.68
Up 1%	731	3.02	604	2.58
Down 1%	(818)	(3.38)	(704)	(3.01)
Down 2%	(1,849)	(7.64)	(1,755)	(7.51)
Down 3%	(2,918)	(12.06)	(3,030)	(12.96)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.

The projected changes in net interest income to changes in interest rates at December 31, 2005, were within established policy guidelines. Net interest income for the next twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

Management cannot predict future interest rates or their exact effect on net interest income. Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Also, the methodology uses estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience.

Based on the modeling system used by the Bank to measure the impact of rate changes on net interest income, an increase of 1% to the federal funds rate and the Wall Street Journal prime rate would add, for a twelve month period, $731,000 to net interest income. Should the same rates decrease by 1%, net interest income would decline by $818,000 for a twelve month period.

The Bank is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Bank’s interest rate sensitivity position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

Noninterest Income

Noninterest income was $7.9 million in 2005, compared with $6.5 million in 2004 and $6.7 million in 2003. This represented an increase of 21.3% for 2005, compared with a decrease of 2.4% for 2004. 2004 net income included a $985,000 reduction for an “other-than-temporary” impairment charge on FHLMC and FNMA perpetual preferred stock owned. Noninterest income in 2005 included $375,000 in non-recurring income from the sale of a bankcard processor, of which the Bank was a member.

Fees from the management of trusts, estates, and asset management accounts totaled $3.0 million in 2005 and 2004, up from $2.5 million in 2003. Fees in 2004 and 2005 included income from the Bank’s trust office in Martinsville, which expanded in 2004. Increases in the equity markets also had a positive influence on 2004 fee income from trust activities.

Service charges on deposit accounts were $2.4 million in 2005 and 2004, up from $2.2 million in 2003. The introduction of an overdraft protection program during 2003 was the primary reason for the increased fee income in 2004.

Other fees and commissions were $1.1 million in 2005, $888,000 in 2004, and $914,000 in 2003. Brokerage and insurance commissions, non-customer ATM fees, debit and merchant credit card fees, and safe deposit box rent represent the majority of the income in this category. The growth in 2005 was largely due to increased retail brokerage sales.

Mortgage banking income represents fees from originating, selling, and brokering residential mortgage loans. Mortgage banking income was $665,000 in 2005, $612,000 in 2004, and $571,000 in 2003. During 2005, the Bank began originating mortgage loans in its Greensboro, North Carolina office, contributing to the 2005 fee income increase. Fee income rose in 2004 due to increased refinance activity and to an improvement in the average yield earned per loan. Changes in interest rates directly impact the volume of refinance activity and, in turn, the amount of mortgage banking fee income earned.

Securities are sold from time to time for balance sheet management purposes or because an investment no longer meets the Bank’s policy requirements. Net gains on sales of securities were $53,000 in 2005, $157,000 in 2004, and $115,000 in 2003.

An other-than-temporary impairment charge of $985,000 on FHLMC and FNMA perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis completed by an outside party, and accounting interpretations. The carrying value of these securities totaled $3.1 million at December 31, 2005 and $3.5 million at December 31, 2004. The decrease is due to sale of a portion of the securities during 2005.

Other income was $642,000 in 2005, $451,000 in 2004, and $385,000 in 2003. During 2005, the Bank earned income of $375,000 from the sale of a bankcard processor, of which the Bank was a member. Other income in 2004 included gains from the sale or disposal of real estate, including a former branch site.

Noninterest Expense

Noninterest expense was $17.1 million in 2005, compared with $15.0 million in 2004 and $15.1 million in 2003. Noninterest expense includes salaries, pension, health insurance and other employee benefits, occupancy and equipment expense, bank franchise tax expense, core deposit intangible amortization, and other expenses.

Salary expense totaled $8.5 million in 2005 and $6.8 million in both 2004 and 2003. 2005 salary expense was impacted by the opening of a full service office in Bedford County, Virginia and the accrual for employee profit sharing and incentive expense. During 2004, the impact of additional staff members and pay raises was offset by a decline in profit sharing and incentive expense. Profit sharing and incentive expense was $866,000 in 2005, $30,000 in 2004, and $512,000 in 2003.

Pension and other employee benefits expense increased $276,000 from 2004 to 2005 and declined $115,000 from 2003 to 2004. 2005 expense was impacted by the opening of the Bedford County office and higher costs for employee medical benefits. A reduction in pension expense was the primary contributor to the decline from 2003 to 2004.

Occupancy and equipment expense increased $19,000 or 0.8% in 2005 over 2004, and declined $56,000 or 2.2% in 2004 over 2003. Depreciation expense declined in both 2005 and 2004, while maintenance expenses increased. Additionally, rent expense increased in 2005, due to the opening of the new office.

Bank franchise tax expense was $543,000 in 2005, compared with $555,000 in 2004 and $547,000 in 2003. This expense is based in large part on the level of shareholders’ equity at each year-end.

Core deposit intangible expense was $353,000 in 2005 and $450,000 in both 2004 and 2003. This represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996. The core deposit intangible is amortized on a straight-line basis over a ten-year period based on management’s conclusion that the purchase did not constitute the acquisition of a business. The amortization was complete in 2005 for the Gretna office and will be completed in October 2006 for the Yanceyville office.

Other expense increased $224,000 or 7.3% from 2004 to 2005, and $112,000 or 3.8% from 2003 to 2004. The 2005 increase was due in large part to the opening of the new office in Bedford County, increased legal fees associated with loan collection and other activities, and higher expenses for electronic banking services. Higher professional fees contributed to the increase from 2003 to 2004. Legal fees increased $33,000 due to additional loan collection activities and audit expenses rose $32,000 due primarily to costs of complying with the requirements of SOX.

Income Tax Provision

Income taxes on 2005 earnings amounted to $4.1 million, resulting in an effective tax rate of 29.1%, compared to 27.5% in 2004 and 29.2% in 2003. The Corporation was subject to a blended Federal tax rate of 34.3% in 2005, 34.1% in 2004, and 34.3% in 2003. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

The securities portfolio consists primarily of investments for which an active market exists. The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.

Table 5 - Securities Portfolio

This table presents information on the amortized cost, maturities and taxable equivalent yields of securities at the end of the last 3 years:
(in thousands, except yields)
	2005			2004			2003
			Taxable			Taxable			Taxable
	Amortized		Equivalent	Amortized		Equivalent	Amortized		Equivalent
	Cost		Yield	Cost		Yield	Cost		Yield
Federal Agencies:
Within 1 year	$27,005		2.77%	$12,012		3.98%	$18,033		1.40%
1 to 5 years	44,353		3.49	56,456		2.87	63,199		3.24
5 to 10 years	10,905		4.55	18,997		3.80	33,670		2.81
Over 10 years	-		-	-		-	-		-
Total	82,263		3.40	87,465		3.22	114,902		2.82

Mortgage-backed:
Within 1 year	-		-	24		5.62	-		-
1 to 5 years	4,142		4.18	3,770		4.32	1,259		3.13
5 to 10 years	10,227		4.78	13,482		4.47	8,958		4.95
Over 10 years	6,908		4.11	12,033		4.32	10,703		4.71
Total	21,277		4.44	29,309		4.39	20,920		4.72

State and Municipal:
Within 1 year	3,395		6.30	3,849		5.89	2,150		6.71
1 to 5 years	23,321		5.65	18,730		6.03	17,019		6.11
5 to 10 years	19,446		5.06	26,886		4.97	26,689		5.14
Over 10 years	3,040		6.15	4,257		6.15	3,912		6.52
Total	49,202		5.49	53,722		5.51	49,770		5.65

Other Securities:
Within 1 year	4,511	--	6.09	2,706	--	6.03	2,003	--	6.15
1 to 5 years	3,514		4.91	8,070		5.58	10,891		6.02
5 to 10 years	-		-	-		-	-		-
Over 10 years	5,952		3.62	6,551		2.43	7,029		2.91
Total	13,977		4.74	17,327		4.46	19,923		4.94

Total portfolio	$166,719		4.26%	$187,823		4.17%	$205,515		3.91%

An other-than-temporary impairment charge of $985,000 on FHLMC and FNMA perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after an analysis of public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis completed by an outside party, and accounting interpretations. The carrying value of these securities totaled $3.1 million at December 31, 2005 and $3.5 million at December 31, 2004. The decrease is due to sale of a portion of the securities during 2005.

From 2004 to 2005, average securities decreased from $195.1 million to $170.4 million, as a portion of investment maturities were used to fund an increase in loans and a decrease in deposits. The average securities portfolio grew from $168.6 during 2003 to $195.1 million in 2004, due to a decline in average loans coupled with an increase in average deposits.

Loans

The Bank focuses its lending efforts on commercial loans to small and medium-sized businesses, construction and commercial real estate loans, equity lines, and residential mortgages. Average loans increased $10.9 million, or 2.7%, from 2004 to 2005. Average loans declined $15.2 million, or 3.6% from 2003 to 2004, reflecting strong competition in the Bank’s markets, pay-downs of participation loans, and more stringent underwriting requirements.

Loans held for sale are loans originated and in process of being sold to the secondary market. These loans totaled $714,000 at December 31, 2005 and $971,000 at December 31, 2004. The discussion below excludes loans held for sale.

In April 2004, the Bank opened a loan production office in Greensboro, North Carolina, primarily to provide financing for residential construction and development activities. Loans outstanding for this office were approximately $6.9 million and $16.7 million at December 31, 2004 and 2005, respectively. During 2004 and 2005, loan production across all the Bank’s markets was strongest in construction, land development, and commercial real estate lending. Commercial and industrial loans continued to decline due to a softening of demand for those types of loans. Consumer loans continued to decrease due to strong competition from other financial institutions and captive finance companies. Management anticipates this trend to continue in 2006 and considers the loan portfolio to be diversified as it consists of 32.7% in residential real estate loans, 46.3% in other real estate-secured loans including commercial real estate, multi-family, farmland and construction and land development loans, 18.4% in commercial, industrial and agricultural loans, and 2.6% in consumer loans as of December 31, 2005. The Bank maintains diversification limits on the amount of loans by various types, to reduce the risks associated with concentrations in those categories.

The Bank does not participate in highly leveraged lending transactions, as defined by bank regulations, and there are no loans of this nature recorded in the loan portfolio. The Bank has no foreign loans in its portfolio. At December 31, 2005, the Bank had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Table 6 illustrates loans by type. Table 7 presents the maturity schedule of selected loan types.

Table 6 - Loans
(in thousands)

	2005	2004	2003	2002	2001

Real estate:
Construction and land development	$50,092	$34,101	$12,790	$9,208	$10,282
Commercial	142,968	147,653	136,395	115,077	96,143
1-4 family residential	94,405	91,672	94,032	92,334	96,562
Home equity	42,178	42,620	42,197	37,571	30,045
Total real estate	329,643	316,046	285,414	254,190	233,032

Commercial and industrial	76,735	75,847	97,114	120,164	106,212
Consumer	10,709	15,376	23,717	32,049	36,096

Total loans	$417,087	$407,269	$406,245	$406,403	$375,340

Table 7 - Scheduled Loan Maturities
December 31, 2005
(in thousands)

	Commercial
	and	Real Estate
	Agricultural	Construction	Total

1 year or less	$53,997	$39,364	$93,361
1-5 years	19,020	10,293	29,313
After 5 years	3,718	435	4,153
Total	$76,735	$50,092	$126,827

Of the loans due after one year, $18,375 have predetermined interest rates and $15,092 have floating or adjustable interest rates.

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

The Bank’s Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses. Among other factors, that Committee on a quarterly basis considers the Bank’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions. The Audit and Compliance Committee and the Board of Directors review the allowance calculations quarterly.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified potential losses.

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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period. Furthermore, we cannot provide assurance that, in any particular period, the Bank will not have sizeable credit losses in relation to the amount reserved. The Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends and ongoing internal and external examination processes. This is also necessary to absorb losses in the portfolio, including those not yet identifiable.

The Southside Virginia market, in which the Bank has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. Unemployment as a percent of the workforce remains greater than that of other regions of Virginia. Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.

The unallocated portion of the allowance reflects management’s attempt to provide that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.

The provision for loan losses was $465,000 in 2005, $3.1 million in 2004, and $920,000 in 2003. The increase from 2003 to 2004 was largely attributable to a $4.5 million loan secured by a hotel in a major North Carolina metropolitan area. The loan was determined to be impaired and was placed on nonaccrual status at December 31, 2004.
This loan was sold at a discount, and the remaining balance charged-off, in the fourth quarter of 2005. The amount charged-off was less than the specific reserve established for the loan, contributing to the reduction in the provision expense for 2005.

Loans charged off net of recoveries totaled $2.3 million in 2005, $405,000 in 2004, and $1.3 million in 2003. The hotel loan discussed above represented $2.1 million of the 2005 net charge-offs. In 2003, a partial charge-off of one commercial loan accounted for $744,000 of the net charge-offs for that year. Table 10 presents the Bank’s loan loss and recovery experience for the past five years.

The allowance for loan losses was $6.1 million at December 31, 2005, compared with $8.0 million and $5.3 million at December 31, 2004 and 2003, respectively. The change in each year was due in large part to the hotel loan discussed above. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio at December 31, 2005.

The allowance for loan losses is allocated to loan types based upon historical loss factors; risk grades on individual loans; portfolio analyses of smaller balance, homogenous loans; and qualitative factors. Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit. The assessed risk of loan loss is higher in the commercial and consumer loan categories than in the residential real estate categories. Table 8 summarizes the allocation of the allowance for loan losses for the past five years.

Table 8 - Allocation of Allowance for Loan Losses
Management has allocated the allowance for loan losses to loan categories as follows (in thousands):

	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Commercial
(including
commercial
real estate)	$3,897	64%	$5,927	61%	$2,881	59%	$3,196	59%	$2,005	55%

Real estate-
residential	1,462	33	1,231	35	848	35	781	33	236	35

Consumer	653	3	816	4	1,141	6	1,247	8	1,276	10

Unallocated	97	-	8	-	422	-	398	-	1,817	-

Balance at
end of year	$6,109	100%	$7,982	100%	$5,292	100%	$5,622	100%	$5,334	100%

Table 9 - Asset Quality Ratios

	2005		2004		2003		2002		2001

Allowance to loans	1.46%		1.96%		1.30%		1.38%		1.42%
Net charge-offs to year-end allowance	38.27		5.07		23.62		10.41		8.00
Net charge-offs to average loans	0.56		0.10		0.30		0.15		0.12
Nonperforming assets to assets at year-end	0.72		1.35		0.56		0.09		0.16
Nonperforming loans to year-end loans	1.02		1.99		0.82		0.13		0.22
Provision to net charge-offs	19.89		764.20		73.60		149.23		237.72
Provision to average loans	0.11		0.77		0.22		0.22		0.28
Allowance to nonperforming loans	1.43	x	0.98	x	1.60	x	10.41	x	6.46	x

Table 10 - Summary of Loan Loss Experience
(in thousands)

	2005	2004	2003	2002	2001

Balance at beginning of period	$7,982	$5,292	$5,622	$5,334	$4,746

Charge-offs:
Construction and land development	-	-	-	-	-
Commercial	2,249	-	-	-	-
1-4 family residential	35	85	71	26	49
Home equity	-	44	9	7	11
Real estate	2,284	129	80	33	60
Commercial and industrial	76	169	1,004	343	141
Consumer	217	357	373	364	401
Total charge-offs	2,577	655	1,457	740	602

Recoveries:
Construction and land development	-	-	-	-	-
Commercial	46	49	-	-	-
1-4 family residential	3	-	-	3	3
Home equity	-	-	-	-	-
Real estate	49	49	-	3	3
Commercial and industrial	11	45	105	28	75
Consumer	179	156	102	124	97
Total recoveries	239	250	207	155	175

Net charge-offs	2,338	405	1,250	585	427
Provision for loan losses	465	3,095	920	873	1,015
Balance at end of period	$6,109	$7,982	$5,292	$5,622	$5,334

Percentage of net charge-offs
to average loans	0.56%	0.10%	0.30%	0.15%	0.12%

Asset Quality, Credit Risk Management, and Nonperforming Assets

Management identifies specific credit risks through its periodic analysis of the loan portfolio and monitors general risks arising from economic trends, market values and other external factors. The Bank maintains an allowance for loan losses which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section, “Allowance and Provision for Loan Losses,” are considered in determining the adequacy of the allowance.

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

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented 1.02% of total loans at December 31, 2005, down from 1.99% at December 31, 2004. The ratio at December 31, 2003 was 0.81%. As discussed earlier, the Bank in December 2004, determined a $4.5 million hotel loan was impaired and placed it on nonaccrual status. This was the primary reason for the increase in nonperforming loans from December 31, 2003 to December 31, 2004. This loan was sold at a discount, and the balance charged-off, in the fourth quarter of 2005. The reduction in nonperforming loans from December 31, 2004 to December 31, 2005 was largely due to the resolution of this loan.

Table 11 - Nonperforming Assets
(in thousands)

	2005	2004	2003	2002	2001
Nonaccruing loans:
Real estate	$4,098	$7,005	$1,870	$293	$414
Commercial	12	853	1,236	-	115
Agricultural	-	12	8	8	39
Consumer	107	243	148	-	-
Total nonaccruing loans	4,217	8,113	3,262	301	568

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	46	-	-	-	-
Commercial	10	-	-	33	33
Agricultural	-	-	-	1	8
Consumer	-	-	53	205	217
Total past due loans	56	-	53	239	258

Total nonperforming loans	4,273	8,113	3,315	540	826

Foreclosed real estate	188	221	303	30	117

Total nonperforming assets	$4,461	$8,334	$3,618	$570	$943

Impaired loans on nonaccrual status, included in Table 11, were $3.0 million at December 31, 2005, $5.8 million at December 31, 2004, $2.5 million at December 31, 2003, and $54,000 at December 31, 2002. There were no impaired loans at December 31, 2001.

As of December 31, 2005, loans totaling $3.5 million were considered impaired according to FAS No. 114 “Accounting by Creditors for Impairment of a Loan” and later amended by FAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” There were $6.3 million of such loans at December 31, 2004 and $2.5 million at December 31, 2003. The hotel loan discussed above was the primary reason for the increase from 2003 to 2004. From 2004 to 2005, the resolution of the hotel loan was partially offset by the addition of other loans to impaired status, resulting in a net reduction in impaired loans of $2.8 million.

Liquidity

Liquidity is the measure of the Bank’s ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity sources include cash and amounts due from banks, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturities and sales of securities. Management believes that these sources provide sufficient and timely liquidity.

Management monitors and plans the liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to manage the future liquidity needs of the Bank.

The Bank has a line of credit with the FHLB, equal to 30% of the Bank’s assets. This amounted to a line of credit in the amount of $186.7 million at December 31, 2005. Borrowings under this line at December 31, 2005 were $17.2 million. The line of credit at December 31, 2004 equaled $185.5 million, with borrowings outstanding under the line of $21.3 million. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB.

The Bank had fixed-rate term borrowing contracts with the FHLB as of December 31, 2005, with the following final maturities:

Amount	Expiration Date
$2,000,000	2006
$1,000,000	2007
$8,000,000	2008
$5,000,000	2009
$1,238,000	2014

The Bank also has federal funds lines of credit established with two other banks in the amounts of $12 million and $5 million, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at December 31, 2005 or 2004.

Deposits

Average deposits declined $8.9 million or 1.8% in 2005, after increasing $3.1 million, or 0.6% in 2004. During 2004 and 2005, the Bank focused primarily on growing its “core” deposits of checking, savings, and money market accounts, and less on growing or retaining higher-cost certificates of deposit (“time” deposits). Core deposits increased $6.5 million, or 2.3%, in 2005, and increased $28.3 million, or 10.9% in 2004. Growth in core deposits provides the Bank with lower-cost funding and helps solidify and expand its customer relationships. Average time deposits declined $15.5 million, or 7.6%, during 2005, after decreasing $25.1 million, or 10.9%, during 2004.

Table 12 - Deposits
(in thousands)

	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits -
noninterest bearing	$84,670	-	$76,123	-	$66,300	-
Demand deposit -
interest bearing	82,121	0.66%	73,338	0.37%	63,858	0.35%
Money market	44,685	1.60	53,305	0.80	47,293	1.01
Savings	81,641	0.77	83,814	0.52	80,876	0.88
Time	189,467	2.65	204,945	2.36	230,070	2.83

	$482,584	1.43%	$491,525%	1.21%	$488,397	1.62%

Table 13 - Certificates of Deposit
(in thousands)

Certificates of deposit at December 31, 2005 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less			$10,138
Over 3 through 6 months			10,290
Over 6 through 12 months			14,049
Over 12 months			22,801

			$57,278

Off-Balance Sheet Transactions

The Bank enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. The Corporation does not have any off-balance sheet subsidiaries or special purpose entities. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	December 31, 2005	December 31, 2004

Commitments to extend credit	$116,898	$132,482
Standby letters of credit	2,625	4,849
Commitments to purchase securities	-	-
Mortgage loan rate-lock
commitments	1,716	1,847

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future funding requirements. Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.

Contractual Obligations

The following items are contractual obligations of the Corporation as of December 31, 2005 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

FHLB advances	$17,238	$2,000	$9,000	$5,000	$1,238
Repurchase agreements	37,203	37,203	-	-	-
Operating leases	558	184	242	132	-
Purchase obligations	-	-	-	-	-

Capital

Shareholders’ equity was $73.4 million at December 31, 2005 and $71.0 million at December 31, 2004. During 2005, shareholders’ equity was increased by net income and proceeds from the exercise of stock options; it was decreased by dividends, stock repurchases, and a decrease in accumulated other comprehensive income (loss).

The Corporation’s Board of Directors declared and paid quarterly dividends totaling $.83 and $.79 per share of common stock in 2005 and 2004, respectively. Cash dividends in 2005 totaled $4.5 million and represented a 45.3% payout of 2005 net income, compared to 55.1% in 2004 and 44.9% in 2003. The Corporation intends to pay dividends that are competitive in the banking industry while maintaining an adequate level of capital to support growth.

On August 16, 2005, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 200,000 shares of the Corporation’s common stock between August 17, 2005 and August 15, 2006. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Corporation. Since August 16, 2000, the number of shares repurchased is displayed in the table below:

	Shares Repurchased	Average Price

2000	40,000	$14.10
2001	254,366	18.08
2002	45,100	23.26
2003	125,000	25.03
2004	159,968	23.67
2005	98,840	24.32
Total	723,274	$21.47

One measure of a financial institution’s capital level is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.78% of assets at December 31, 2005 and 11.47% at December 31, 2004. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder’s equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2005, the Corporation’s Tier I and total capital ratios were 16.25% and 17.57%, respectively. At December 31, 2004, these ratios were 15.48% and 16.73%, respectively. The ratios for both years exceeded the regulatory requirements. The Corporation’s leverage ratios were 11.94% and 11.02% at December 31, 2005 and 2004, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by FDICIA, the following five capital categories are identified for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met the requirements to be considered “well capitalized.”

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on other expenses that tend to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.
Through its balance sheet management practices, the Bank has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

Table 14 - Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2005	Quarter	Quarter	Quarter	Quarter

Interest income	$8,582	$8,144	$7,987	$7,766
Interest expense	2,536	2,210	2,077	1,917

Net interest income	6,046	5,934	5,910	5,849
Provision for loan losses	(255)	180	240	300
Net interest income after provision	6,301	5,754	5,670	5,549

Noninterest income	1,960	1,911	1,958	2,067
Noninterest expense	4,446	4,422	4,220	3,991

Income before income tax provision	3,815	3,243	3,408	3,625
Income tax provision	1,138	933	984	1,042

Net income	$2,677	$2,310	$2,424	$2,583

Per common share:
Net income (basic)	$0.49	$0.42	$0.44	$0.47
Net income (diluted)	0.49	0.42	0.44	0.46
Cash dividends	0.21	0.21	0.21	0.20

	Fourth	Third	Second	First
2004	Quarter	Quarter	Quarter	Quarter

Interest income	$7,720	$7,409	$7,410	$7,581
Interest expense	1,867	1,783	1,864	1,965

Net interest income	5,853	5,626	5,546	5,616
Provision for loan losses	2,370	255	255	215
Net interest income after provision	3,483	5,371	5,291	5,401

Noninterest income	876	1,736	2,045	1,853
Noninterest expense	3,415	3,846	3,949	3,801

Income before income tax provision	944	3,261	3,387	3,453
Income tax provision	164	922	963	983

Net income	$780	$2,339	$2,424	$2,470

Per common share:
Net income (basic)	$0.14	$0.42	$0.43	$0.44
Net income (diluted)	0.14	0.42	0.43	0.43
Cash dividends	0.20	0.20	0.20	0.19

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. There were no significant changes in the Corporation’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the Corporation’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the specified criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, internal control effectiveness may vary over time.

The Corporation’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, as stated in their report included herein. Yount, Hyde and Barbour, P.C. also audited the Corporation’s consolidated financial statements as of and for the year ended December 31, 2005.
.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Chief Financial Officer

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American National Bankshares Inc. and subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, American National Bankshares Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia
January 20, 2006

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands, except share data)

ASSETS	2005	2004
Cash and due from banks	$18,300	$12,371
Interest-bearing deposits in other banks	9,054	197

Securities available for sale, at fair value	147,274	165,958
Securities held to maturity (fair value of $18,701
in 2005 and $23,088 in 2004)	18,355	22,205
Total securities	165,629	188,163

Loans held for sale	714	971

Loans, net of unearned income	417,087	407,269
Less allowance for loan losses	(6,109)	(7,982)
Net loans	410,978	399,287

Bank premises and equipment, at cost, less accumulated
depreciation of $13,194 in 2005 and $12,362 in 2004	7,769	7,517
Core deposit intangibles, net	132	484
Accrued interest receivable and other assets	10,927	10,075
Total assets	$623,503	$619,065

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$85,965	$75,256
Demand deposits -- interest bearing	90,629	80,793
Money market deposits	42,425	52,031
Savings deposits	80,315	83,216
Time deposits	192,317	193,976
Total deposits	491,651	485,272

Repurchase agreements	37,203	38,945
FHLB borrowings	17,238	21,338
Accrued interest payable and other liabilities	3,992	2,510
Total liabilities	550,084	548,065

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
5,441,758 shares outstanding at December 31, 2005 and
5,521,164 shares outstanding at December 31, 2004	5,442	5,521
Capital in excess of par value	9,588	9,474
Retained earnings	59,109	55,780
Accumulated other comprehensive income (loss), net	(720)	225
Total shareholders' equity	73,419	71,000
Total liabilities and shareholders' equity	$623,503	$619,065

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Interest Income:
Interest and fees on loans	$25,825	$22,791	$25,228
Interest and dividends on securities:
Taxable	4,090	5,028	4,771
Tax-exempt	2,010	2,006	1,838
Dividends	215	163	231
Other interest income	339	132	110
Total interest income	32,479	30,120	32,178
Interest Expense:
Interest on deposits	6,902	5,979	7,915
Interest on repurchase agreements	901	528	497
Interest on other borrowings	937	972	979
Total interest expense	8,740	7,479	9,391
Net Interest Income	23,739	22,641	22,787
Provision for Loan Losses	465	3,095	920
Net Interest Income after Provision for Loan Losses	23,274	19,546	21,867
Noninterest Income:
Trust fees	3,012	2,976	2,523
Service charges on deposit accounts	2,446	2,411	2,163
Other fees and commissions	1,078	888	914
Mortgage banking income	665	612	571
Securities gains, net	53	157	115
Impairment of securities	-	(985)	-
Other	642	451	385
Total noninterest income	7,896	6,510	6,671
Noninterest Expense:
Salaries	8,453	6,795	6,844
Pension and other employee benefits	1,975	1,699	1,814
Occupancy and equipment	2,476	2,457	2,513
Bank franchise tax	543	555	547
Core deposit intangible amortization	353	450	450
Other	3,279	3,055	2,943
Total noninterest expense	17,079	15,011	15,111
Income Before Income Tax Provision	14,091	11,045	13,427
Income Tax Provision	4,097	3,032	3,914
Net Income	$9,994	$8,013	$9,513

Net Income Per Common Share:
Basic	$1.83	$1.43	$1.67
Diluted	$1.81	$1.42	$1.65
Average Common Shares Outstanding:
Basic	5,465,090	5,591,839	5,702,625
Diluted	5,506,998	5,642,056	5,764,127

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2005, 2004, and 2003
Dallars in thousands

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss )	Equity

Balance, December 31, 2002	5,780,816	$5,781	$9,571	$53,093	$2,291	$70,736

Net income	-	-	-	9,513	-	9,513
Change in unrealized losses on securities
available for sale, net of tax of $ (639)	-	-	-	-	(1,229)
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (29)	-	-	-	-	(57)
Minimum pension liability adjustment,
net of tax of $(150)	-	-	-	-	291

Other comprehensive loss					(995)	(995)
Comprehensive income						8,518
Stock repurchased and retired	(125,000)	(125)	(207)	(2,796)	-	(3,128)
Stock options exercised	4,603	4	73	-	-	77
Cash dividends paid	-	-	-	(4,272)	-	(4,272)

Balance, December 31, 2003	5,660,419	5,660	9,437	55,538	1,296	71,931

Net income	-	-	-	8,013	-	8,013
Change in unrealized losses on securities
available for sale, net of tax of $(849)	-	-	-	-	(1,648)
Add: Reclassification adjustment for losses
on impairment of securities, net of tax of $335					650
Less: Reclassification adjustment for gains on
securities available for sale, net of tax of $(38)					(73)
Other comprehensive loss					(1,071)	(1,071)
Comprehensive income						6,942
Stock repurchased and retired	(159,968)	(160)	(267)	(3,360)	-	(3,787)
Stock options exercised	20,713	21	304	-	-	325
Cash dividends paid	-	-	-	(4,411)	-	(4,411)

Balance, December 31, 2004	5,521,164	5,521	9,474	55,780	225	71,000

Net income	-	-	-	9,994	-	9,994
Change in unrealized losses on securities
available for sale, net of tax of $(468)	-	-	-	-	(910)
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (18)	-	-	-	-	(35)
Other comprehensive loss					(945)	(945)
Comprehensive income						9,049
Stock repurchased and retired	(98,840)	(98)	(170)	(2,136)	-	(2,404)
Stock options exercised	19,434	19	284	-	-	303
Cash dividends paid	-	-	-	(4,529)	-	(4,529)

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$9,994	$8,013	$9,513
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	465	3,095	920
Depreciation	866	966	1,135
Core deposit intangible amortization	352	450	450
Net amortization (accretion) of bond premiums and discounts	227	609	1,063
Net gain on sale or call of securities	(53)	(157)	(115)
Impairment of securities	-	985	-
Gain on loans held for sale	(431)	(457)	(552)
Proceeds from sales of loans held for sale	18,255	21,733	30,332
Originations of loans held for sale	(17,567)	(21,687)	(29,055)
Net (gain) loss on foreclosed real estate	(4)	23	6
Valuation allowance on foreclosed real estate	35	10	-
Gain on sale of premises and equipment	(6)	(172)	(42)
Deferred income tax expense (benefit)	569	(1,309)	395
(Increase) decrease in interest receivable	(16)	336	(567)
(Increase) decrease in other assets	(953)	138	(872)
Increase (decrease) in interest payable	262	(137)	(230)
Increase (decrease) in other liabilities	1,220	(1)	(87)
Net cash provided by operating activities	13,215	12,438	12,294

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	420	6,652	3,104
Proceeds from maturities and calls of securities available for sale	106,908	63,724	71,843
Proceeds from maturities and calls of securities held to maturity	3,870	17,675	5,678
Purchases of securities available for sale	(90,268)	(68,035)	(112,180)
Purchases of securities held to maturity	-	(3,760)	(14,996)
Net increase in loans	(12,218)	(1,619)	(1,369)
Proceeds from sale of bank property and equipment	9	227	43
Purchases of bank property and equipment	(1,121)	(820)	(687)
Proceeds from sales of foreclosed real estate	65	239	10
Purchases of foreclosed real estate	(1)	-	(13)
Net cash provided by (used in) investing activities	7,664	14,283	(48,567)

Cash Flows from Financing Activities:
Net increase in demand, money market,
and savings deposits	8,038	8,934	33,339
Net decrease in time deposits	(1,659)	(25,350)	(5,213)
Net (decrease) increase in repurchase agreements	(1,742)	(8,090)	10,880
Net (decrease) increase in FHLB borrowings	(4,100)	338	(1,000)
Cash dividends paid	(4,529)	(4,411)	(4,272)
Repurchase of stock	(2,404)	(3,787)	(3,128)
Proceeds from exercise of stock options	303	325	77
Net cash (used in) provided by financing activities	(6,093)	(32,041)	30,683

Continued on next page

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004, and 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flows from Financing Activities:
Net increase in demand, money market,
and savings deposits	8,038	8,934	33,339
Net decrease in time deposits	(1,659)	(25,350)	(5,213)
Net (decrease) increase in repurchase agreements	(1,742)	(8,090)	10,880
Net (decrease) increase in FHLB borrowings	(4,100)	338	(1,000)
Cash dividends paid	(4,529)	(4,411)	(4,272)
Repurchase of stock	(2,404)	(3,787)	(3,128)
Proceeds from exercise of stock options	303	325	77
Net cash (used in) provided by financing activities	(6,093)	(32,041)	30,683

Net Increase (Decrease) in Cash and Cash Equivalents	14,786	(5,320)	(5,590)

Cash and Cash Equivalents at Beginning of Period	12,568	17,888	23,478

Cash and Cash Equivalents at End of Period	$27,354	$12,568	$17,888

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$18,300	$12,371	$16,236
Interest-bearing deposits in other banks	9,054	197	1,652

	$27,354	$12,568	$17,888

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,479	$7,617	$9,621
Income taxes paid	4,452	3,763	3,630
Transfer of loans to other real estate owned	62	190	277
Unrealized loss on securities available for sale	(1,431)	(1,624)	(1,948)

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Consolidation

The consolidated financial statements include the accounts of American National Bankshares Inc. (“the Corporation”) and it’s wholly owned subsidiary, American National Bank and Trust Company (“the Bank”). Activities of the Bank’s two subsidiaries, ANB Mortgage Corp. and ANB Services Corp., were moved within the Bank as of January 1, 2005. These two subsidiaries are inactive, but have not been dissolved. The Bank offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services which also include non-deposit products such as mutual funds and insurance products. All significant inter-company transactions and accounts are eliminated in consolidation.

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

Debt securities acquired that management has both the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

Securities which may be used to meet liquidity needs arising from deposit and loan fluctuations, changes in regulatory capital and investment requirements, or changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains or losses realized from the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.

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

Rate Lock Commitments

The Bank enters into commitments to originate secondary market mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 60 days. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Bank is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Bank determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying assets while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

Loans

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Bank’s market area.

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

The accrual of interest on all loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Generally, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Bank’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Allowance for Loan Losses

The allowance for loan losses is management’s best estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the Consolidated Statements of Income. Loan balances deemed to be uncollectible are charged-off against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and actual losses could be greater or less than the estimates.

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

Intangible Assets

Premiums paid on acquisitions of deposits (core deposit intangibles) are shown in the “Consolidated Balance Sheets.” Such assets are amortized on a straight-line basis over 10 years. Core deposit intangibles are periodically reviewed for impairment. As of December 31, 2005, no impairment had been identified.

Trust Assets

Securities and other property held by the trust segment in a fiduciary or agency capacity are not assets of the Corporation and are not included in the accompanying consolidated financial statements.

Foreclosed Real Estate

Foreclosed real estate is included in other assets and represents other real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time booked, and they are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

Income Taxes

The Corporation uses the balance sheet method to account for deferred income tax assets and liabilities.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Defined Benefit Plan

The Corporation has a pension plan for its employees. Benefits are generally based upon years of service and the employees’ compensation. The Corporation’s funding policy is to make the maximum contribution permitted by the Employee Retirement Income Security Act.

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

	2005	2004	2003

Net income, as reported	$9,994	$8,013	$9,513
Deduct: total stock-based compensation expense determined under fair value-based method for all awards	-	(634)	(136)
Pro forma net income	$9,994	$7,379	$9,377
Earnings per share:
Basic, as reported	$1.83	$1.43	$1.67
Basic, pro forma	$1.83	$1.32	$1.64

Diluted, as reported	$1.81	$1.42	$1.65
Diluted, pro forma	$1.81	$1.31	$1.63

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

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

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In February 2006, FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FAS Statements No. 133 and 140.” The Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” It resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c), establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Corporation does not anticipate this Statement will have a material effect on its financial statements.

In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Corporation does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, FASB issued Statement No. 154 “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Corporation does not anticipate this revision will have a material effect on its financial statements.

In December 2004, FASB issued Statement No. 123 (Revised 2004) (FAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. FAS No. 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. FAS No. 123R also amends FAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between FAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Corporation is required to apply FAS No. 123R as of the annual reporting period that begins after September 15, 2005. The Statement had no impact on the Corporation’s 2005 financial statements, as all stock options where fully vested as of December 31, 2004, and no stock options were granted in 2005.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Corporation or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Corporation. The Corporation adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Corporation’s financial statements.

NOTE 2 - SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2005 and 2004 were as follows (in thousands):

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$80,764	$2	$1,221	$79,545
Mortgage-backed	20,795	104	346	20,553
State and municipal	32,828	159	466	32,521
Corporate	8,025	52	71	8,006
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,104	120	-	3,224
Other	425	577	-	1,002
Total securities available for sale	148,364	1,014	2,104	147,274

Securities held to maturity:
Federal agencies	1,499	-	28	1,471
Mortgage-backed	482	12	-	494
State and municipal	16,374	407	45	16,736
Total securities held to maturity	18,355	419	73	18,701
Total securities	$166,719	$1,433	$2,177	$165,975

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$83,969	$107	$755	$83,321
Mortgage-backed	28,608	402	77	28,933
State and municipal	35,714	658	88	36,284
Corporate	10,776	295	42	11,029
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,515	-	160	3,355
Other	425	-	-	425
Total securities available for sale	165,618	1,462	1,122	165,958

Securities held to maturity:
Federal agencies	3,496	5	10	3,491
Mortgage-backed	701	36	-	737
State and municipal	18,008	860	8	18,860
Total securities held to maturity	22,205	901	18	23,088
Total securities	$187,823	$2,363	$1,140	$189,046

The amortized cost and estimated fair value of investments in securities at December 31, 2005, by contractual maturity, are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities have been shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$33,133	$32,967	$1,778	$1,783
Due after one year
through five years	60,558	59,522	10,630	10,769
Due after five years
through ten years	27,116	27,189	3,235	3,314
Due after ten years	810	394	2,230	2,341
Equity securities	5,952	6,649	-	-
Mortgage-backed securities	20,795	20,553	482	494
	$148,364	$147,274	$18,355	$18,701

Gross realized gains and losses from the call of all securities or the sale of securities available for sale are as follows (in thousands):
	2005	2004	2003
Realized gains	$54	$167	$115
Realized (losses)	(1)	(10)	-

Securities with a carrying value of approximately $69.3 millions and $67.7 million, at December 31, 2005 and 2004 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law. Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$73,130	$1,249	$18,667	$190	$54,463	$1,059
Mortgage-backed	15,048	346	8,717	203	6,331	143
State and municipal	25,020	511	16,680	233	8,340	278
Corporate	1,414	71	-	-	1,414	71
Total	$114,612	$2,177	$44,064	$626	$70,548	$1,551

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At December 31, 2005, the Bank held sixty-three debt securities having continuous unrealized loss positions for more than twelve months. Ratings for these debt securities were as follows: Thirty-five of the federal agency bonds and mortgage-backed securities were rated AAA and one was rated AA; twenty-two of the state and municipal bonds were rated AAA, two were rated AA, and one was rated A; two corporate bonds were rated A.. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Bank has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$66,796	$765	$57,916	$639	$8,880	$126
Mortgage-backed	10,954	77	9,596	74	1,358	3
State and municipal	8,067	96	7,869	89	198	7
Corporate	1,442	42	1,442	42	-	-
Preferred stock	3,355	160	-	-	3,355	160
Total	$90,614	$1,140	$76,823	$844	$13,791	$296

An other-than-temporary impairment charge of $985,000 on $4.5 million of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock was charged to earnings in the fourth quarter of 2004. This was done after a thorough analysis of public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis completed by an outside party, and accounting interpretations.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans, excluding loans held for sale, at December 31, 2005 and 2004 were comprised of the following (in thousands):

	2005	2004
Real estate:
Construction and land development	$50,092	$34,101
Commercial	142,968	147,653
1-4 family residential	94,405	91,672
Home equity	42,178	42,620
Total real estate	329,643	316,046

Commercial and industrial	76,735	75,847
Consumer	10,709	15,376
Total loans	$417,087	$407,269

The following is a summary of information pertaining to impaired loans at December 31 (in thousands):

	2005	2004
Impaired loans for which an allowance
has been provided	$3,532	$6,310
Impaired loans for which no allowance
has been provided	-	-
Total impaired loans	$3,532	$6,310

Allowance provided for impaired loans,
included in the allowance for loan losses	$639	$3,151

	2005	2004	2003

Average balance in impaired loans	$6,043	$3,527	$1,385

Interest income recognized	$105	$71	$-

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $1.222 million and $2.810 million at December 31, 2005 and 2004, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $73,000, $146,000 and $45,000 for 2005, 2004 and 2003, respectively.

Loans past due 90 days and still accruing interest amounted to $56,000, $0, and $53,000 as of December 31, 2005, 2004 and 2003, respectively.

Foreclosed real estate was $188,000 at December 31, 2005 and $221,000 at December 31, 2004 and is recorded as other assets on the Consolidated Balance Sheets.

An analysis of the allowance for loan losses is as follows (in thousands):

	2005	2004	2003

Balance, beginning of year	$7,982	$5,292	$5,622
Provision for loan losses	465	3,095	920
Charge-offs	(2,577)	(655)	(1,457)
Recoveries	239	250	207
Balance, end of year	$6,109	$7,982	$5,292

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004

Land	$1,725	$1,725
Buildings	8,290	8,265
Leasehold improvements	446	351
Equipment	10,501	9,537
	20,962	19,878
Accumulated depreciation	(13,193)	(12,361)
Bank premises and equipment, net	$7,769	$7,517

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $866,000, $966,000 and $1.135 million, respectively.

NOTE 5 - DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $57.278 million and $53.154 million respectively.

At December 31, 2005, the scheduled maturities of certificates of deposits (included in “time deposits” on the Consolidated Balance sheets) were as follows (in thousands):

2006	$122,885
2007	39,633
2008	12,630
2009	11,362
2010	5,497
Thereafter	310
$192,317

NOTE 6 - BORROWINGS

Short-term borrowings consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Repurchase agreements	$37,203	$38,945
Short-term FHLB borrowings	-	1,950
Total	$37,203	$40,895

Weighted interest rate	2.13%	1.50%

Average for the year ended December 31:
Outstanding	$43,762	$47,567
Interest rate	2.13%	1.13%

Maximum month-end outstanding	$47,011	$51,026

Short-term borrowings consist of repurchase agreements and overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”). Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Bank’s control.

Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in the FHLB and deposits with the FHLB. As of December 31, 2005, $86.353 million of 1-4 family residential mortgage loans were pledged under the blanket floating lien agreement. At December 31, 2005 and 2004, fixed-rate long term advances (in thousands) mature as follows:

Due by December 31	2005 Advance Amount	Weighted Average Rate	Due by December 31	2004 Advance Amount	Weighted Average Rate
2006	$2,000	4.08%	2005	$2,000	3.53%
2007	1,000	4.33	2006	2,000	4.08
2008	8,000	5.25	2007	1,000	4.33
2009	5,000	5.26	2008	8,000	5.25
2014	1,238	3.78	2009	5,000	5.26
	$17,238	4.96%	2014	1,388	3.78
				$19,388	4.80%

All of the above advances are at fixed rates; however at December 31, 2005, $13.0 million of convertible advances are included in the table whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to London Interbank Offered Rate. The Bank has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the year in which they mature.

NOTE 7 - STOCK OPTIONS

The Corporation’s 1997 Stock Option Plan (“Option Plan”) provides for the granting of incentive and non-statutory options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan authorizes the issuance of up to 300,000 shares of common stock and has a term of ten years.

There were no options granted in 2005. The weighted average fair values of options at their grant date during 2004 and 2003 were $6.40, and $9.30, respectively. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model were a dividend yield of 3.23% in 2004; expected life of 6.82 years in 2004 and 5.00 years in 2003; expected stock volatility of 31.08% and 34.58% in years 2004, and 2003, respectively; and a risk free interest rate of 3.89% and 3.21% in 2004 and 2003, respectively.

At December 31, 2005, and 2004, the Corporation had 23,472 shares and 8,472 shares, respectively, of its authorized common stock reserved for its Option Plan. The options have a maximum term of ten years from the date of the option grant. All options were fully vested as of December 31, 2005.

A summary of stock option transactions under the Option Plan follows:

	Option	Wtd. Avg.
	Shares	Exercise Price
Outstanding at December 31, 2002	182,390	$16.87
Granted	46,450	26.01
Exercised	(4,603)	16.51
Forfeited	(200)	14.00
Outstanding at December 31, 2003	224,037	18.77
Granted	55,800	24.22
Exercised	(20,713)	15.72
Forfeited	(9,728)	25.49
Outstanding at December 31, 2004	249,396	19.98
Granted	-	-
Exercised	(19,434)	15.60
Forfeited	(15,000)	25.18
Outstanding at December 31, 2005	214,962	$20.02

The following table summarizes information related to stock options outstanding on December 31, 2005:

Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable
$13.38 to 15.00	53,307	3.0 yrs	$13.75	53,307
15.01 to 20.00	67,728	3.9	18.02	67,728
20.01 to 25.00	54,600	8.8	24.18	54,600
25.01 to 26.20	39,327	7.8	26.18	39,327
	214,962	5.6 yrs	$20.02	214,962

NOTE 8 - INCOME TAXES

The components of the Corporation's net deferred tax assets as of December 31, 2005 and December 31, 2004, were as follows (in thousands):
	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,077	$2,714
Deferred compensation	240	243
Core deposit intangible	473	456
Preferred stock impairment	301	335
Net unrealized losses on securities	370
Other	94	66
Total deferred tax assets	3,555	3,814

Deferred tax liabilities:
Depreciation	423	483
Accretion of discounts on securities	23	17
Prepaid pension	485	491
Net unrealized gains on securities	-	116
Other	126	126
Total deferred tax liabilities	1,057	1,233
Net deferred tax assets	$2,498	$2,581

The provision for income taxes consists of the following (in thousands):

	2005	2004	2003
Taxes currently payable	$3,528	$4,341	$3,519
Deferred tax expense (benefit)	569	(1,309)	395
	$4,097	$3,032	$3,914

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	2005	2004	2003
Federal statutory rate	34.3%	34.1%	34.3%
Nontaxable interest income	(5.0)	(6.6)	(5.0)
Other	(0.2)	-	(0.1)
	29.1%	27.5%	29.2%

NOTE 9 - EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,465,090	$1.83	5,591,839	$1.43	5,702,625	$1.67
Effect of dilutive securities, stock options	41,908		50,217		61,502
Diluted earnings per share	5,506,998	$1.81	5,642,056	$1.42	5,764,127	$1.65

Stock options on common stock which were not included in computing diluted EPS in 2005, 2004, and 2003 because their effects were antidilutive averaged 97,344 shares, 53,200 shares, and 22,088 shares, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Financial instruments with off-balance-sheet risk:

The Bank is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

Off Balance Sheet Transactions	2005	2004
Commitments to extend credit	$116,898	$132,482
Standby letters of credit	2,625	4,849
Rate lock commitments	1,716	1,847

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if applicable, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines of credit and revolving credit lines are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments if deemed necessary.

At December 31, 2005, the Bank had rate lock commitments to originate mortgage loans amounting to approximately $1.716 million and loans held for sale of $714,000. The Bank has entered into commitments, on a best-effort basis, to sell loans of approximately $2.430 million. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparties to fail to meet its obligations.

The Bank maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $13.981 million. All such cash was maintained with the Federal Home Loan Bank of Atlanta.

The Corporation does not have any off-balance sheet subsidiaries or special purpose entities.

Other commitments:

The Corporation has entered into operating leases for several of its branch and ATM facilities. The minimum annual rental payments under these leases at December 31, 2005, (in thousands) are as follows:

Minimum Lease
Year	Payments
2006	$184
2007	145
2008	97
2009	77
2010	55
$558

Rent expense under these leases for each of the years ended December 31, 2005, 2004, and 2003, was $187,000, $146,000, and $126,000, respectively.

The Bank is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $5.064 million at December 31, 2005 and $4.941 million at December 31, 2004.

The Bank originates and sells residential real estate loans to investors.  Based on certain pre-defined criteria, including borrower non-payment or fraud, the Bank may be required to repurchase loans from the investor.

NOTE 11 - RELATED PARTY LOANS

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2005, none of these loans were restructured, past due, or on nonaccrual status.

 An analysis of these loans for 2005 is as follows (in thousands):

Balance, beginning of year	$22,532
Additions	24,504
Repayments	(23,260)
Balance, end of year	$23,776

NOTE 12 - EMPLOYEE BENEFIT PLANS

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

The following table sets forth the plan's status as of December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$6,628	$5,710	$4,875
Service cost	438	432	377
Interest cost	367	361	330
Plan amendments	(113)	-	17
Actuarial loss	734	257	155
Benefits paid	(829)	(132)	(44)
Benefit obligation at end of year	$7,225	$6,628	$5,710

Accumulated benefit obligation, end of year	$5,300	$4,958	$4,241

Change in plan assets:
Fair value of plan assets at beginning of year	$6,276	$5,652	$3,431
Actual return on plan assets	277	399	587
Employer contributions	332	357	1,678
Benefits paid	(829)	(132)	(44)
Fair value of plan assets at end of year	$6,056	$6,276	$5,652

Prepaid pension cost:
Funded status	$(1,169)	$(352)	$(58)
Unrecognized net actuarial loss	2,708	1,832	1,603
Unrecognized prior service cost	(114)	(35)	(57)
Prepaid benefit cost included in other assets	$1,425	$1,445	$1,488

Major assumptions and net periodic pension cost include the following:

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$438	$432	$377
Interest cost	367	361	330
Expected return on plan assets	(502)	(452)	(289)
Amortization of prior service cost	(34)	(23)	(22)
Amortization of net obligation at transition	-	-	(5)
Recognized net actuarial gain	83	82	125
Net periodic benefit cost	$352	$400	$516

Amounts recognized in the statement of financial position:
Prepaid asset	$1,425	$1,445	$1,488
Deferred asset (gain) loss	$225	$(54)	$(298)
Weighted-average assumptions for benefit obligations:
Discount rate:
Pre-retirement	5.75%	6.00%	6.50%
Post-retirement	5.75%	6.00%	6.00%

Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

	2005	2004	2003
Weighted-average assumptions for net periodic benefit cost:
Discount rate:
Pre-retirement	6.00%	6.50%	6.75%
Post-retirement	6.00%	6.00%	6.00%

Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

Below is a description of the plan’s assets. The plan’s weighted-average asset allocations at October 31, 2005, and October 31, 2004, by asset category are as follows:

Asset Category	2005	2004
Fixed Income	23.1	25.8%
Equity	74.0	72.6
Other	2.9	1.6
Total	100.0%	100.0%

The investment policy and strategies for plan assets can best be described as a growth and income strategy. The target allocation is for 75% of the assets to be invested in large and mid capitalization equity securities with the remaining 25% invested in fixed income investments. Diversification is accomplished by limiting the holding in any one equity issuer to no more than 5% of total equities. Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets. All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues. The assets are managed by the Bank’s Trust and Investment Services Division. No derivatives are used to manage the assets. Equity securities do not include holdings in the Corporation.

Projected benefit payments for years 2006 to 2015 are as follows (in thousands):

Year	Amount
2006	$1,147
2007	21
2008	29
2009	71
2010	106
2011-2015	1,846

The Corporation’s best estimate of the maximum contribution expected to be paid to the plan during 2006 is $600,000.

A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Corporation. The Corporation matches a portion of the contribution made by employee participants after at least one year of service. The Corporation contributed $166,000, $156,000 and $151,000 to the 401(k) plan in 2005, 2004 and 2003, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

In 1982, the Board of Directors of the Corporation adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $64,000, $55,000 and $84,000 for years 2005, 2004 and 2003, respectively.

The Bank has a cash profit sharing plan for full-time employees based on the Corporation’s performance and a cash incentive compensation plan for officers based on the Corporation’s performance and individual officer goals. The total amount charged to salary expense for these two plans was $866,000, $30,000 and $512,000 for the years 2005, 2004 and 2003, respectively.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FAS 107, “Disclosures About Fair Value of Financial Instruments” excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation. The estimated fair values of the Corporation's assets are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$27,354	$27,354	$12,568	$12,568
Securities available for sale	147,274	147,274	165,958	165,958
Securities held to maturity	18,355	18,701	22,205	23,088
Loans held for sale	714	714	971	971
Loans, net of allowance	410,978	407,065	399,287	398,364
Accrued interest receivable	2,939	2,939	3,786	3,786

Financial liabilities:
Deposits	$491,651	489,568	$485,272	$484,739
Repurchase agreements	37,203	37,203	38,945	38,945
Other borrowings	17,238	19,706	21,338	22,101
Accrued interest payable	960	960	698	698

Off balance sheet instruments:
Commitments to extend credit	$-	$-	$-	$-
Standby letters of credit	-	26	-	48
Rate lock commitments	-	-	-	-

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

Loans. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated based upon discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Other borrowings. The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the interest rates for similar types of borrowing arrangements.

Accrued interest payable. The carrying amount is a reasonable estimate of fair value.

Off balance sheet instruments. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The Corporation assumes interest rate risk (the risk that interest rates will change) in its normal operations. As a result, the fair values of the Corporation’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Corporation.

NOTE 14 - DIVIDEND RESTRICTIONS AND REGULATORY CAPITAL

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can distribute as dividends, without the approval of the Comptroller of the Currency, $6.375 million as of December 31, 2005.

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the Corporation’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Corporation's Tier I capital consists primarily of shareholders' equity, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank met the requirements to be considered “well capitalized.”

The following table provides summary information regarding regulatory capital (in thousands):

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital
Corporation	$80,038	17.57%	$36,433	>8.0%
Bank	77,343	17.01%	36,375	>8.0%	$45,468	>10.0%

Tier I Capital
Corporation	74,026	16.25%	18,216	>4.0%
Bank	72,321	15.91%	18,187	>4.0%	27,281	>6.0%

Leverage Capital
Corporation	74,026	11.94%	18,597	>3.0%
Bank	72,321	11.69%	18,558	>3.0%	30,930	>5.0%

As of December 31, 2004
Total Capital
Corporation	$75,504	16.73%	$36,097	>8.0%
Bank	73,724	16.36%	36,050	>8.0%	$45,063	>10.0%

Tier I Capital
Corporation	69,842	15.48%	18,048	>4.0%
Bank	68,747	15.26%	18,025	>4.0%	27,038	>6.0%

Leverage Capital
Corporation	69,842	11.02%	19,022	>3.0%
Bank	68,747	10.86%	18,993	>3.0%	31,654	>5.0%

NOTE 15 - SEGMENT AND RELATED INFORMATION

In accordance with FAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” reportable segments include community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses. All assets and liabilities of the Bank are allocated to community banking. Investment income from securities is also allocated to the community banking segment. Loan fee income, service charges from deposit accounts, and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking. The assets, liabilities, and operating results of the Bank’s two subsidiaries, ANB Mortgage Corp. and ANB Services Corp. are included in the “Other” segment for 2004 and 2003. ANB Mortgage Corp. performed secondary mortgage banking and ANB Services Corp. performed retail investment and insurance sales. In 2005, the activities of the two subsidiaries were moved within the Bank. For 2005, secondary mortgage banking is included in the community banking segment and retail investment and insurance sales are included in the trust and investment services segment.

Trust and investment services include estate planning, trust account administration, and investment management. Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

Segment information is shown in the following table (in thousands). The “Other” column includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation's investment in the Bank and related equity earnings.
	2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,479	$-	$-	$-	$32,479
Interest expense	8,740	-	-	-	8,740
Noninterest income - external customers	4,482	3,398	16	-	7,896
Noninterest income - internal customers	-	36	-	(36)	-
Operating income before income taxes	12,822	1,455	(186)	-	14,091
Depreciation and amortization	1,194	22	2	-	1,218
Total assets	622,468	-	1,035	-	623,503
Capital expenditures	1,062	59	-	-	1,121

	2004
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$30,120	$-	$53	$(53)	$30,120
Interest expense	7,479	-	53	(53)	7,479
Noninterest income - external customers	2,712	2,976	822	-	6,510
Noninterest income - internal customers	-	48	-	(48)	-
Operating income before income taxes	9,321	1,694	30	-	11,045
Depreciation and amortization	1,389	21	6	-	1,416
Total assets	618,325	-	2,444	(1,704)	619,065
Capital expenditures	790	29	-	-	819

	2003
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,178	$-	$55	$(55)	$32,178
Interest expense	9,391	-	55	(55)	9,391
Noninterest income - external customers	3,314	2,523	834	-	6,671
Noninterest income - internal customers	-	48	-	(48)	-
Operating income before income taxes	11,975	1,326	126	-	13,427
Depreciation and amortization	1,555	24	6	-	1,585
Total assets	643,863	-	1,902	(1,463)	644,302
Capital expenditures	682	3	2	-	687

NOTE 16 - PARENT CORPORATION FINANCIAL INFORMATION

Condensed Parent Corporation financial information is as follows (in thousands):

	As of December 31
Condensed Balance Sheets	2005	2004
Assets
Cash	$968	$802
Investment in subsidiary	71,353	69,562
Other assets	1,295	636
Total Assets	$73,616	$71,000

Liabilities	$197	$-
Shareholders’ equity	73,419	71,000
Total Liabilities and Shareholders’ Equity	$73,616	$71,000

	December 31
Condensed Statements of Income	2005	2004	2003

Dividends from subsidiary	$7,000	$7,400	$7,078
Income	16	15	4
Expenses	201	179	159
Income taxes (benefit)	(63)	(56)	(52)
Income before equity in undistributed
earnings of subsidiary	6,878	7,292	6,975
Equity in undistributed earnings
of subsidiary	3,116	721	2,538
Net Income	$9,994	$8,013	$9,513

	For the Year Ended
	December 31
Condensed Statements of Cash Flows	2005	2004	2003
Cash provided by dividends received
from subsidiary	$7,000	$7,400	$7,078
Cash used for payment of dividends	(4,529)	(4,411)	(4,272)
Cash used for repurchase of stock	(2,404)	(3,787)	(3,128)
Proceeds from exercise of options	303	326	76
Other	(204)	(123)	(139)
Net (decrease) increase in cash	$166	$(595)	$(385)

NOTE 17 - CONCENTRATIONS OF CREDIT RISK

Substantially all the Bank’s loans are made within its market area, which includes the Southside Virginia market as well as Greensboro and Yanceyville, North Carolina.  The ultimate collectibility of the Bank’s loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions of the market area.

Loans secured by real estate were $329.6 million, or 79% of the loan portfolio, at December 31, 2005, and $316.0 million, or 78% of the loan portfolio, at December 31, 2004.  Commercial real estate loans represented the largest portion of loans secured by real estate.  Commercial real estate loans were $143.0 million, or 34% of total loans, at December 31, 2005, and $147.7 million, or 36% of total loans, at December 31, 2004.  There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2005 or 2004.

NOTE 18 - PROPOSED ACQUISITION

On October 19, 2005, the Corporation entered into a definitive agreement to acquire Community First Financial Corporation (“Community First”) based in Lynchburg, Virginia. The agreement provides that shareholders of Community First will have the right to receive either 0.9219 shares of the Corporation’s common stock or $21.00 in cash, for each share of Community First common stock. Each preferred stock shareholder of Community First will have the right to receive either 1.1063 shares of the Corporation’s common stock or $25.20 in cash, for each share of Community First preferred stock. Per the agreement, cash consideration is limited to 50% of the total consideration.

Community First Financial Corporation is the parent company of Community First Bank, which operates four offices serving the City of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. The company had reported assets of $162 million at September 30, 2005.

The acquisition is subject to certain conditions, including Community First shareholder approval and regulatory approval, and is expected to close in April 2006. Following the closing, it is anticipated that Community First Bank will be merged into American National Bank and Trust Company.

   PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) Financial Statements (See Item 8 for reference)
(a)(3) Exhibits

EXHIBIT INDEX
Exhibit #		Location

2.1	Agreement and Plan of Reorganization, as of October 18, 2005, between American National Bankshares Inc. and Community First Financial Corporation	Exhibit 2.1 on form 8-K filed October 20, 2005

3.1	Amended and Restated Articles of Incorporation Dated August 20, 1997	Exhibit 4.1 on form S-3 filed August 20, 1997

3.2	Amended Bylaws dated April 22, 2003	Exhibit 3.2 on Form 8-K filed April 23, 2003

10.1	Agreement between American National Bank and Trust Company and E. Budge Kent, Jr. dated June 12, 1997	Exhibit 10.3 on Form 10-K filed March 27, 1998

10.2	American National Bankshares Inc. Stock Option Plan dated August 19, 1997	Exhibit 4.3 on Form S-8 filed September 17, 1997

10.3	Agreement between American National Bankshares Inc., American National Bank and Trust Company and Charles H. Majors dated December 18, 2001	Exhibit 10.5 on Form 10-K filed March 25, 2002

10.4	Agreement between American National Bankshares Inc., American National Bank and Trust Company and E. Budge Kent, Jr. dated December 18, 2001	Exhibit 10.6 on Form 10-K filed March 25, 2002

10.5	Agreement between American National Bankshares Inc., American National Bank and Trust Company and Dabney T. P. Gilliam, Jr. dated December 18, 2001	Exhibit 10.7 on Form 10-K filed March 25, 2002

10.6	Agreement between American National Bankshares Inc., American National Bank and Trust Company and Jeffrey V. Haley dated December 18, 2001	Exhibit 10.8 on Form 10-K filed March 25, 2002

10.7	Agreement between American National Bank and Trust Company and Charles H. Majors dated January 1, 2002	Exhibit 10.10 on form 10-K filed March 25, 2002

10.8	Agreement between American National Bankshares Inc., American National Bank and Trust Company and R. Helm Dobbins dated June 17, 2003	Exhibit 10.1 on Form 10-K filed March 16, 2005

10.9	Agreement between American National Bankshares Inc., American National Bank and Trust Company and Neal A. Petrovich dated June 15, 2004	Exhibit 10.2 on Form 10-K filed March 16, 2005

11.	Refer to EPS calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and CEO	Filed herewith

31.2	Section 302 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and CEO	Filed herewith

32.2	Section 906 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

99.2	American National Bankshares Inc. Dividend Reinvestment Plan dated August 19, 1997	Exhibit 99 on form S-3 Filed August 20, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2006                    AMERICAN NATIONAL BANKSHARES INC.

By: /s/ Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2006.

/s/ Charles H. Majors	President and
Charles H. Majors	Chief Executive Officer

/s/ Willie G. Barker, Jr.	Director
Willie G. Barker, Jr.

/s/ Richard G. Barkhouser	Director
Richard G. Barkhouser

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr., Ph.D.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Fred B. Leggett, Jr.	Director
Fred B. Leggett, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux, M.D.

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ Neal A. Petrovich	Senior Vice President and
Neal A. Petrovich	Chief Financial Officer