Form 10-Q
period 2006-05-10
AMERICAN NATIONAL BANKSHARES INC
filed 2006-05-11
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐     Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

At May 10, 2006, the Corporation had 6,181,882 shares Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2006
	and December 31, 2005	3

	Consolidated Statements of Income for the three months
	ended March 31, 2006 and 2005	4

	Consolidated Statements of Changes in Shareholders' Equity
	for the three months ended March 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the three months
	ended March 31, 2006 and 2005	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of the Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2006	2005
Cash and due from banks	$17,986	$18,300
Interest-bearing deposits in other banks	16,261	9,054

Securities available for sale, at fair value	164,610	147,274
Securities held to maturity (fair value of $17,174
in 2006 and $18,701 in 2005)	16,883	18,355
Total securities	181,493	165,629

Loans held for sale	873	714

Loans, net of unearned income	411,335	417,087
Less allowance for loan losses	(6,164)	(6,109)
Net loans	405,171	410,978

Bank premises and equipment, at cost, less accumulated
depreciation of $13,405 in 2006 and $13,194 in 2005	7,734	7,769
Core deposit intangibles, net	92	132
Accrued interest receivable and other assets	9,841	10,927
Total assets	$639,451	$623,503

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$89,899	$85,965
Demand deposits -- interest bearing	104,479	90,629
Money market deposits	41,557	42,425
Savings deposits	77,258	80,315
Time deposits	191,486	192,317
Total deposits	504,679	491,651

Repurchase agreements	40,672	37,203
FHLB borrowings	17,200	17,238
Accrued interest payable and other liabilities	2,848	3,992
Total liabilities	565,399	550,084

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
5,431,438 shares outstanding at March 31, 2006 and
5,441,758 shares outstanding at December 31, 2005	5,431	5,442
Capital in excess of par value	9,610	9,588
Retained earnings	60,088	59,109
Accumulated other comprehensive income (loss), net	(1,077)	(720)
Total shareholders' equity	74,052	73,419
Total liabilities and shareholders' equity	$639,451	$623,503

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31
	2006	2005
Interest Income:
Interest and fees on loans	$6,956	$6,032
Interest and dividends on securities:
Taxable	1,152	1,119
Tax-exempt	451	527
Dividends	57	46
Other interest income	232	42
Total interest income	8,848	7,766
Interest Expense:
Interest on deposits	2,307	1,520
Interest on repurchase agreements	309	153
Interest on other borrowings	213	244
Total interest expense	2,829	1,917
Net Interest Income	6,019	5,849
Provision for Loan Losses	126	300
Net Interest Income After Provision
for Loan Losses	5,893	5,549

Noninterest Income:
Trust fees	755	720
Service charges on deposit accounts	571	559
Other fees and commissions	309	251
Mortgage banking income	133	100
Securities gains, net	21	45
Other	112	392
Total noninterest income	1,901	2,067
Noninterest Expense:
Salaries	1,984	1,872
Pension and other employee benefits	649	468
Occupancy and equipment	646	601
Bank franchise tax	140	138
Core deposit intangible amortization	39	112
Other	925	800
Total noninterest expense	4,383	3,991
Income Before Income Tax Provision	3,411	3,625
Income Tax Provision	1,005	1,042
Net Income	$2,406	$2,583

Net Income Per Common Share:
Basic	$0.44	$0.47
Diluted	$0.44	$0.46
Average Common Shares Outstanding:
Basic	5,441,758	5,510,614
Diluted	5,477,904	5,558,625

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2006 and 2005 (Unaudited)

(Dollars in thousands)					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	5,521,164	$5,521	$9,474	$55,780	$225	$71,000

Net income	-	-	-	2,583	-	2,583

Change in unrealized losses on securities
available for sale, net of tax of $ (519)	-	-	-	-	(1,008)

Other comprehensive income (loss)					(1,008)	(1,008)

Total comprehensive income						1,575

Stock repurchased and retired	(30,400)	(30)	(52)	(671)	-	(753)

Stock options exercised	918	1	12	-	-	13

Cash dividends paid	-	-	-	(1,100)	-	(1,100)

Balance, March 31, 2005	5,491,682	$5,492	$9,434	$56,592	$(783)	$70,735

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	2,406	-	2,406

Change in unrealized losses on securities
available for sale, net of tax of $ (178)	-	-	-	-	(343)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (7)	-	-	-	-	(14)

Other comprehensive income (loss)					(357)	(357)

Total comprehensive income						2,049

Stock repurchased and retired	(13,900)	(14)	(24)	(286)	-	(324)

Stock options exercised	3,580	3	46	-	-	49

Cash dividends paid	-	-	-	(1,141)	-	(1,141)

Balance, March 31, 2006	5,431,438	$5,431	$9,610	$60,088	$(1,077)	$74,052

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands) (Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	$2,406	$2,583
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	126	300
Depreciation	211	231
Core deposit intangible amortization	39	112
Net amortization (accretion) of bond premiums and discounts	31	49
Net gain on sale or call of securities	(21)	(45)
Gain on loans held for sale	(77)	(68)
Proceeds from sales of loans held for sale	2,387	3,003
Originations of loans held for sale	(2,469)	(2,849)
Net (gain) loss on foreclosed real estate	(3)	2
Valuation provision for foreclosed real estate	-	27
Deferred income tax expense (benefit)	113	(68)
Increase in interest receivable	(480)	(291)
Decrease (increase) in other assets	1,606	(70)
Increase in interest payable	68	5
(Decrease) increase in other liabilities	(1,212)	1,263
Net cash provided by operating activities	2,725	4,184

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	165	-
Proceeds from maturities and calls of securities available for sale	14,473	15,094
Proceeds from maturities and calls of securities held to maturity	1,478	2,436
Purchases of securities available for sale	(32,532)	(11,490)
Net decrease (increase) in loans	5,651	(9,162)
Proceeds from sale of bank property and equipment	14	-
Purchases of bank property and equipment	(190)	(236)
Proceeds from sales of foreclosed real estate	66	9
Net cash used in investing activities	(10,875)	(3,349)

(Continued on next page)

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands) (Unaudited)

	2006	2005
Cash Flows from Financing Activities:
Net increase in demand, money market, and savings deposits	$13,859	$5,539
Net decrease in time deposits	(831)	(1,513)
Net increase in repurchase agreements	3,469	2,024
Net decrease in FHLB borrowings	(38)	(438)
Cash dividends paid	(1,141)	(1,100)
Repurchase of stock	(324)	(753)
Proceeds from exercise of stock options	49	13
Net cash provided by financing activities	15,043	3,772

Net Increase (Decrease) in Cash and Cash Equivalents	6,893	4,607

Cash and Cash Equivalents at Beginning of Period	27,354	12,568

Cash and Cash Equivalents at End of Period	$34,247	$17,175

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$17,986	$16,848
Interest-bearing deposits in other banks	16,261	327

	$34,247	$17,175

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,760	$193
Income taxes paid	11	10
Transfer of loans to other real estate owned	30	-
Unrealized loss on securities available for sale	(542)	(1,527)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. (the “Corporation”) and its wholly owned subsidiary, American National Bank and Trust Company (“the Bank”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation’s financial position as of March 31, 2006; the consolidated statements of income for the three months ended March 31, 2006 and 2005; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2006 and 2005; and the consolidated statements of cash flows for the three months ended March 31, 2006 and 2005. Operating results for the three month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - ACQUISITION AND NEW BORROWINGS

The Corporation acquired Community First Financial Corporation on April 1, 2006. Community First Financial Corporation is the parent company of Community First Bank, which operates four offices serving the City of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. The bank had reported assets of $161 million at December 31, 2005.

In connection with the acquisition, on April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a newly formed, wholly owned subsidiary of the Corporation, issued $20,000,000 of preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Corporation’s option beginning on June 30, 2011. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR rate plus 1.35%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Corporation from time to time for up to twenty consecutive quarterly periods. The Corporation has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities (the “Trust Common Securities”) by the Trust to the Corporation, were used to purchase $20,619,000 of the Corporation’s junior subordinated debt securities (the “Debt Securities”), issued pursuant to a Junior Subordinated Indenture (the “Indenture”) entered into between the Corporation and Wilmington Trust Company, as trustee (the “Trustee”). The proceeds of the Debt Securities are being used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Corporation’s acquisition of that company, and for general corporate purposes.

The Debt Securities mature thirty years from issuance, but the Corporation may redeem them, in whole or in part, after five years. The Debt Securities bear interest at a fixed rate of 6.66%. After five years, the rate will become a variable rate that will reset quarterly at the three-month LIBOR rate plus 1.35%.

NOTE 3 - STOCK BASED COMPENSATION

In the first quarter of 2006, the Corporation adopted Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share Based Payment.” FAS No. 123R requires public companies to recognize compensation expense related to stock based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. There were no stock options granted in the first three months of 2006 and all options were fully vested at December 31, 2005. Therefore, no compensation expense was recorded in the period.

Prior to the implementation of FAS 123R, the Corporation applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options. Under APB No. 25, no stock based compensation expense was recorded, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. FAS No. 123, “Accounting for Stock-Based Compensation,” was issued in October 1995 to establish accounting and reporting standards for stock based employee compensation plans. FAS No. 123 required measurement of compensation expense provided by stock based plans using a fair value based method of accounting, and either recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements. There were no stock options granted in the first three months of 2005 and all options were fully vested at December 31, 2004. Therefore, had the fair value recognition provisions of FAS No. 123 been adopted, there would have been no impact on net income.

There were no tax benefits associated with stock option activity during the first three months of 2006 or 2005. Under FAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options). There Corporation has no non-statutory stock options.

NOTE 4 - SECURITIES

The amortized cost and estimated fair value of debt and equity securities at March 31, 2006 and December 31, 2005 were as follows (in thousands):

	March 31, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$102,161	$-	$1,673	$100,488
Mortgage-backed	21,555	68	498	21,125
State and municipal	31,701	123	464	31,360
Corporate	5,016	25	80	4,961
Equity securities:
FHLB stock - restricted	2,068	-	-	2,068
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	2,953	257	-	3,210
Other	425	610	-	1,035
Total securities available for sale	166,242	1,083	2,715	164,610

Securities held to maturity:
Federal agencies	1,500	-	29	1,471
Mortgage-backed	454	9	-	463
State and municipal	14,929	355	44	15,240
Total securities held to maturity	16,883	364	73	17,174
Total securities	$183,125	$1,447	$2,788	$181,784

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$80,764	$2	$1,221	$79,545
Mortgage-backed	20,795	104	346	20,553
State and municipal	32,828	159	466	32,521
Corporate	8,025	52	71	8,006
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,104	120	-	3,224
Other	425	577	-	1,002
Total securities available for sale	148,364	1,014	2,104	147,274

Securities held to maturity:
Federal agencies	1,499	-	28	1,471
Mortgage-backed	482	12	-	494
State and municipal	16,374	407	45	16,736
Total securities held to maturity	18,355	419	73	18,701
Total securities	$166,719	$1,433	$2,177	$165,975

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2006.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$100,017	$1,702	$45,878	$590	$54,139	$1,112
Mortgage-backed	13,604	498	2,444	78	11,160	420
State and municipal	25,295	508	11,283	119	14,012	389
Corporate	1,405	80	-	-	1,405	80
Total	$140,321	$2,788	$59,605	$787	$80,716	$2,001

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2006, the Bank held eighty-seven debt securities having continuous unrealized loss positions for more than twelve months. Ratings for these debt securities were as follows: Forty of the federal agency bonds and mortgage-backed securities were rated AAA and one was rated Aa2; forty-one of the state and municipal bonds were rated AAA, two were rated AA, and one was rated A; and two corporate bonds were rated A. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$73,130	$1,249	$18,667	$190	$54,463	$1,059
Mortgage-backed	15,048	346	8,717	203	6,331	143
State and municipal	25,020	511	16,680	233	8,340	278
Corporate	1,414	71	-	-	1,414	71
Total	$114,612	$2,177	$44,064	$626	$70,548	$1,551

NOTE 5 - LOANS

Loans, excluding loans held for sale, were comprised of the following:
	March 31, 2006	December 31, 2005
(in thousands)
Real estate:
Construction and land development	$51,702	$50,092
Commercial	138,103	142,968
1-4 family residential	98,719	94,405
Home equity	39,533	42,178
Total real estate	328,057	329,643

    The following is a summary of information pertaining to impaired loans:
	March 31, 2006	December 31, 2005
(in thousands)
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	3,528	3,532
Total impaired loans	$3,528	$3,532

Allowance provided for impaired loans,
included in the allowance for loan losses	$652	$639

    The following table summarizes average balances and interest income related to impaired loans:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Average balance in impaired loans	$3,554	$6,099

Interest income recognized on impaired loans	$8	$11

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $1,090,000 and $1,222,000 at March 31, 2006 and December 31, 2005, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $66,000 and $9,000 for the three-month periods ended March 31, 2006 and 2005, respectively. Interest income recorded on nonaccrual loans was $24,000 and $21,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Loans past due 90 days and still accruing interest amounted to $0 at March 31, 2006 and $56,000 at December 31, 2005.

Foreclosed real estate was $155,000 at March 31, 2006 and $188,000 at December 31, 2005, and is reflected in other assets on the Consolidated Balance Sheets.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005 was as follows:

(in thousands)	March 31	December 31	March 31
	2006	2005	2005
Balance, January 1	$6,109	$7,982	$7,982
Provision for loan losses	126	465	300
Loans charged-off	(151)	(2,577)	(233)
Recoveries of loans charged-off	80	239	78
Balance at end of period	$6,164	$6,109	$8,127

NOTE 7 - EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31
	2006		2005
		Per		Per
		Share		Share
		Amount	Shares	Amount
Basic earnings per share	5,441,758	$.44	5,510,614	$.47
Effect of dilutive securities (stock options)	36,146	-	48,011	(.01)
Diluted earnings per share	5,477,904	$.44	5,558,625	$.46

Certain options on common stock were not included in computing diluted earnings per share for the three month periods ended March 31, 2006 and 2005, because their effects were antidilutive. These shares totaled 88,227 and 99,350 for the three month periods ended March 31, 2006 and 2005, respectively.

NOTE 8 - DEFINED BENEFIT PLAN

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31
	2006	2005
Service cost	$126	$110
Interest cost	88	92
Expected return on plan assets	(110)	(126)
Amortization of prior service cost	(6)	(9)
Amortization of net obligation at transition	-	-
Recognized net actuarial loss	53	21

Net periodic benefit cost	$151	$88

During the three month period ended March 31, 2006, $0 in contributions were made. The Corporation plans to contribute $1,500,000 for the year ending December 31, 2006.

NOTE 9 - SEGMENT AND RELATED INFORMATION

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

Segment information for the three month periods ended March 31, 2006 and 2005 is shown in the following table. The “Other” column includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation’s investment in the Bank and related equity earnings.

	Three Months Ended March 31, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,848	$-	$-	$-	$8,848
Interest expense	2,829	-	-	-	2,829
Non-interest income - external customers	1,025	879	(3)	-	1,901
Operating income before income taxes	3,065	400	(54)	-	3,411
Depreciation and amortization	245	5	1	-	251
Total assets	638,266	-	1,185		639,451
Capital expenditures	190	-	-	-	190

	Three Months Ended March 31, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$7,766	$-	$-	$-	$7,766
Interest expense	1,917	-	0	0	1,917
Non-interest income - external customers	1,278	788	1	-	2,067
Non-interest income - internal customers	-	12	-	(12)	-
Operating income before income taxes	3,281	390	(46)	-	3,625
Depreciation and amortization	338	4	1	-	343
Total assets	625,080	-	600		625,680
Capital expenditures	203	33	-	-	236

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Critical Accounting Policies

The Corporation’s critical accounting policies are listed below. A summary of the Corporation’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation’s 2005 Annual report on Form 10-K.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) FAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Corporation’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs, and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff; economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category. The formula allowance includes an allowance for unfunded commitments, which is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The specific allowance uses the value of collateral, present value of future cash flows, or values observable in the secondary market to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

Non-GAAP Presentations

The Management’s Discussion and Analysis may refer to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Corporation’s operational efficiency. Comparison of the Corporation’s efficiency ratio with those of other companies may not be valid because other companies may calculate the efficiency ratio differently.

The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

New Accounting Pronouncements

In March 2006, FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets---an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: 1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) A transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) A transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and (c) An acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates, 2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and 3. Permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur, (c) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value, or (d) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

The Corporation does not anticipate this Statement will have a material effect on its financial statements.

Refer to the Corporation’s December 31, 2005 Annual Report on Form 10-K for previously announced accounting pronouncements.

Internet Access to Corporate Documents

The Corporation provides access to the SEC filings through its web site at www.amnb.com. After accessing the web site, the filings are available upon selecting the Investor Relations icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with fifteen full service offices and one loan production office. Full service offices are located in Danville, Chatham, Collinsville, Gretna, Martinsville, Henry County, South Boston and Bedford County, Virginia and in Yanceyville, North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage and consumer banking; trust and investment services; and insurance. Services are also provided through nineteen ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” phone banking. Additional information is available on the Bank’s website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ National Market under the symbol “AMNB.”

The Bank specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income through the Bank’s trust, investment, and mortgage banking services and
•	continue to control costs.

On April 1, 2006, the Corporation acquired Community First Financial Corporation, the parent company of Community First Bank (“CFB”), which operates four offices serving the city of Lynchburg, Virginia and the counties of Bedford, Campbell and Nelson. CFB had reported assets of $163 million at December 31, 2005. The financial impact of the acquisition will be reflected in the Corporation’s financial statements beginning April 1, 2006.

ANALYSIS OF OPERATING RESULTS

Net Interest Income

Net interest income, the Corporation’s largest source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume and mix of interest-earning assets and interest-bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis. Net interest income divided by average earning assets is referred to as the net interest margin. The difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities is referred to as the net interest spread.

In comparison to the first quarter of 2005, net interest income on a tax-equivalent basis increased $123,000, or 2.01%. The interest rate spread fell from 3.74% to 3.60% and the interest margin increased to 4.14% from 4.10%.

Net interest income improved primarily due to interest rate increases. The Federal Reserve raised short-term interest rates by .50% during the first quarter of 2006.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the first quarter of 2005 and 2006. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis
	For the Three Months Ended March 31, 2006 and 2005
	(in thousands, except rates)

	Average Balance		Interest Income/Expense		Yield/Rate

	2006	2005	2006	2005	2006	2005
Loans:
Commercial	$70,421	$72,734	$1,238	$1,133	7.03%	6.23%
Real Estate	331,522	323,473	5,508	4,603	6.65	5.69
Consumer	10,221	14,172	229	320	8.96	9.03
Total loans	412,164	410,379	6,975	6,056	6.77	5.90

Securities:
Federal agencies	90,141	82,256	807	648	3.58	3.15
Mortgage-backed	21,626	28,530	245	307	4.53	4.30
State and municipal	47,419	53,306	673	802	5.68	6.02
Other	12,372	16,760	146	196	4.72	4.68
Total securities	171,558	180,852	1,871	1,953	4.36	4.32

Deposits in other banks	21,304	6,852	240	42	4.51	2.45

Total interest-earning assets	605,026	598,083	9,086	8,051	6.01	5.38

Non-earning assets	26,908	23,058

Total assets	$631,934	$621,141

Deposits:
Demand	$97,050	$79,426	303	104	1.25	0.52
Money market	41,414	52,130	221	155	2.13	1.19
Savings	78,256	83,361	187	130	0.96	0.62
Time	196,013	193,261	1,596	1,131	3.26	2.34
Total deposits	412,733	408,178	2,307	1,520	2.24	1.49

Repurchase agreements	39,941	39,326	309	153	3.09	1.56
Other borrowings	17,230	21,294	213	244	4.94	4.58
Total interest-bearing liabilities
	469,904	468,798	2,829	1,917	2.41	1.64

Noninterest bearing demand deposits
	85,025	78,440
Other liabilities	3,105	2,725
Shareholders' equity	73,900	71,178
Total liabilities and shareholder's equity	$631,934	$621,141

Interest rate spread					3.60%	3.74%
Net interest margin					4.14%	4.10%

Net interest income (taxable equivalent basis)			6,257	6,134
Less: Taxable equivalent adjustment			238	285
Net interest income			$6,019	$5,849

Changes in Net Interest Income (Rate/Volume Analysis)

				Annualized
	Three months ended March 31, 2006 vs. 2005			Three months ended March 31, 2006 vs. 2005
	Interest	Change		Interest	Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$105	142	$(37)	$420	$568	$(148)
Real Estate	905	788	117	3,620	3,152	468
Consumer	(91)	(2)	(89)	(364)	(10)	(354)
Total loans	919	928	(9)	3,676	3,710	(34)
Securities:
Federal agencies	159	93	66	636	374	262
Mortgage-backed	(62)	16	(78)	(248)	62	(310)
State and municipal	(129)	(44)	(85)	(516)	(175)	(341)
Other securities	(50)	2	(52)	(200)	7	(207)
Total securities	(82)	67	(149)	(328)	268	(596)
Deposits in other banks	198	56	142	792	225	567
Total interest income	1,035	1,051	(16)	4,140	4,203	(63)

Interest expense
Deposits:
Demand	199	172	27	796	686	110
Money market	66	103	(37)	264	412	(148)
Savings	57	65	(8)	228	262	(34)
Time	465	449	16	1,860	1,795	65
Total deposits	787	789	(2)	3,148	3,155	(7)
-					-	-
Repurchase agreements	156	154	2	624	614	10
Other borrowings	(31)	18	(49)	(124)	73	(197)
Total interest expense	912	961	(49)	3,648	3,842	(194)
Net interest income	$123	90	$33	$492	$361	$131

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

The Bank’s Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses. Among other factors, the Committee on a quarterly basis considers the Bank’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions. The Audit and Compliance Committee and the Board of Directors review the allowance calculation quarterly.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective, and complex judgements about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified potential losses.

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

The Southside Virginia market, in which the Bank has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. Increased global competition has negatively impacted the local textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.

The unallocated portion of the allowance reflects management’s attempt to provide that the overall allowance appropriately reflects a margin for the imprecision necessarily inherent in estimates of credit losses. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

The provision for loan losses was $126,000 for the three months ended March 31, 2006 versus $300,000 for the same period in 2005. The annualized ratio of net charge-offs to average loans was .07% in the first quarter of 2006, compared with .15% for the same period in 2005.

The allowance for loan losses was $6,164,000 at March 31, 2006, an increase of .90% over the $6,109,000 recorded at December 31, 2005. The allowance represented 1.50% of loans at March 31, 2006 and 1.46% at December 31, 2005. An increase in the unallocated portion of the allowance was principally responsible for the increase in the overall allowance. Management believes the allowance for loan losses is adequate to absorb losses inherent in the Bank's loan portfolio at March 31, 2006. More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 was $1,901,000, a decrease of $166,000 or 8.0% as compared to the same period in 2005; however, excluding prior year special income of $320,000 from the sale of a debit card and ATM processor, noninterest income increased $154,000, or 8.8%. Contributing to this increase was growth in trust and investment account fees, service charges, retail brokerage fees, and mortgage banking income, due to increased volume of activity.

Fees from the management of trusts, estates, and asset management accounts totaled $755,000 in the first quarter of 2006, up from $720,000 for the same period in 2005, due primarily to new account activity.

Service charges on deposit accounts were $571,000 during the first quarter, up from $559,000 for the same period in 2005, due primarily to volume of activity and fee increases.

Other fees and commissions were $309,000 during the first three months of 2006, up $58,000 from $251,000 for the same three month period in 2005. The growth in this category was largely due to increased retail brokerage sales.

Mortgage banking income represents fees from originating, selling and brokering residential mortgage loans. Mortgage banking income was $133,000 for the first three months of 2006, an increase of 33.0% over the $100,000 for the first quarter of 2005.

Noninterest Expense

Noninterest expense increased $392,000, or 9.80%, to $4,383,000 for the first quarter of 2006, from $3,991,000 in the first quarter of 2005.

The increase in 2006 included approximately $203,000 related to the opening of an office in the Lynchburg, Virginia area. The increase in noninterest expense also includes higher pension and employee benefit expense and approximately $54,000 of costs associated with the acquisition of Community First Financial Corporation.

Salaries and employee benefits were up $293,000 over the first quarter of 2005 due to additional personnel in the Lynchburg, Virginia office and increases in employee health care insurance. Core deposit intangible amortization declined by $73,000 as the amortization of the premium paid for deposits acquired at the Gretna office in 1995 had been fully expensed in 2005..

Income Tax Provision

The effective tax rate for the first quarter of 2006 was 29.5% compared to 28.7% for the same period of 2005. The effective tax rate is lower than the statutory rate primarily due to tax-exempt state and municipal securities.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average investment securities decreased $9,294,000, or 5.1% during the first quarter of 2006, as compared to the same period in 2005.

Loans

Loans, including those held for sale, increased on average from $410,379,000 in the first quarter of 2005 to $412,164,000 in the first quarter of 2006, due to growth primarily in real estate loans. Growth in these categories offset declines in commercial and consumer loans.

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

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented 1.04% of total loans at March 31, 2006, down from 1.93% at March 31, 2005. As discussed in the annual report on Form 10-K, a $4.5 million hotel loan was sold at a discount, and the balance charged-off, in the fourth quarter of 2005. The reduction in the nonperforming loans since March 2005 was largely due to the resolution of this loan. At December 31, 2005, nonperforming loans were 1.02% of total loans.

The following table summarizes nonperforming assets (in thousands):

	March 31	December 31
	2006	2005
90 days past due	$-	$56
Nonaccrual	4,274	4,217
Foreclosed real estate	155	188
Nonperforming assets	$4,429	$4,461

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

The Bank’s net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Bank’s reserve requirement, to liabilities ratio was 20.4% at March 31, 2006 and 21.3% at March 31, 2005. Both of these ratios reflect adequate liquidity for the respective periods.

The Bank has a line of credit with the FHLB, equal to 30% of the Bank’s assets. This amounted to a line of credit in the amount of $191,470,000 at March 31, 2006. Borrowings under the line were $17,200,000 at March 31, 2006. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB.

The Bank had fixed-rate term borrowing contracts with the FHLB as of March 31, 2006, with the following final maturities (in thousands):

Amount	Expiration Date

$2,000	July 2006
1,000	July 2007
3,000	June 2008
5,000	August 2008
5,000	April 2009
1,200	March 2014
$17,200

The Bank also has federal funds lines of credit established with two other banks in the amounts of $12,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at March 31, 2006.

Deposits

Average deposits increased from $486,618,000 in the first quarter of 2005 to $497,758,000 in the first quarter of 2006. Growth in demand and time deposits outpaced declines in money market and savings accounts.

Off-Balance Sheet Transactions

The Bank enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	March 31, 2006	December 31 ,2005

Commitments to extend credit	$130,099	$116,898
Standby letters of credit	2,620	2,625
Commitments to purchase securities	-	-
Mortgage loan rate-lock commitments	2,081	1,716

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

Capital

In the first quarter of 2006, the Corporation declared and paid a quarterly cash dividend of $.21 per share.

On August 16, 2005, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 200,000 shares of the Corporation’s common stock between August 17, 2005 and August 15, 2006. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Corporation. Since December 31, 2005, 13,900 shares were repurchased.

One measure of a financial institution’s capital strength is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.58% of assets at March 31, 2006 and 11.78% at March 31, 2005. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At March 31, 2006, the Corporation's Tier I and total capital ratios were 16.22% and 17.55%, respectively. At December 31, 2005, these ratios were 16.25% and 17.57%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Corporation's leverage ratios were 11.54% and 11.94% at March 31, 2006 and December 31, 2005, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Management believes, as of March 31, 2006, that the Corporation and the Bank met the requirements to be considered “well capitalized.”

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

There have been no material changes to market risk as disclosed in the Corporation’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. Refer to those disclosures for further information.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

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

1A.	Risk Factors
There have been no material changes to the risk factors as disclosed in the Corporation’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

2. Unregistered Sales of Equity Securities and Use of Proceeds

	Repurchases made for the Quarter Ended March 31, 2006
2006	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31	8,400	$23.24	8,400	165,310
February 1-28	5,500	23.45	5,500	159,810
March 1-31	-	-	-	159,810
	13,900	$23.33	13,900

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - May 10, 2006	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - May 10, 2006	Chief Financial Officer