Form 10-Q
period 2006-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2006-08-10
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 9, 2006, the Corporation had 6,158,290 shares Common Stock outstanding, $1 par value.

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June30,	December 31,
ASSETS	2006	2005
Cash and due from banks	$19,352	$18,300
Interest-bearing deposits in other banks	16,425	9,054

Securities available for sale, at fair value	157,636	147,274
Securities held to maturity (fair value of $15,667
in 2006 and $18,701 in 2005)	15,501	18,355
Total securities	173,137	165,629

Loans held for sale	1,005	714

Loans, net of unearned income	551,434	417,087
Less allowance for loan losses	(8,208)	(6,109)
Net loans	543,226	410,978

Bank premises and equipment, at cost, less accumulated
depreciation of $14,232 in 2006 and $13,194 in 2005	12,640	7,769
Goodwill	22,517	-
Core deposit intangibles, net	3,071	132
Accrued interest receivable and other assets	19,195	10,927
Total assets	$810,568	$623,503

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$109,161	$85,965
Demand deposits -- interest bearing	119,767	90,629
Money market deposits	48,111	42,425
Savings deposits	81,078	80,315
Time deposits	274,505	192,317
Total deposits	632,622	491,651

Repurchase agreements	43,667	37,203
FHLB borrowings	17,163	17,238
Trust preferred capital notes	20,619	-
Accrued interest payable and other liabilities	4,666	3,992
Total liabilities	718,737	550,084

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,162,490 shares outstanding at June 30, 2006 and
5,441,758 shares outstanding at December 31, 2005	6,162	5,442
Capital in excess of par value	26,353	9,588
Retained earnings	61,423	59,109
Accumulated other comprehensive income (loss), net	(2,107)	(720)
Total shareholders' equity	91,831	73,419
Total liabilities and shareholders' equity	$810,568	$623,503

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	June 30
	2006	2005
Interest Income:
Interest and fees on loans	$10,089	$6,382
Interest and dividends on securities:
Taxable	1,358	1,021
Tax-exempt	430	497
Dividends	78	59
Other interest income	191	28
Total interest income	12,146	7,987
Interest Expense:
Deposits	3,538	1,612
Repurchase agreements	335	214
Other borrowings	242	251
Trust preferred capital notes	320	-
Total interest expense	4,435	2,077
Net Interest Income	7,711	5,910
Provision for Loan Losses	354	240
Net Interest Income After Provision
for Loan Losses	7,357	5,670

Noninterest Income:
Trust fees	885	767
Service charges on deposit accounts	737	632
Other fees and commissions	292	273
Mortgage banking income	203	165
Securities gains, net	17	-
Other	133	121
Total noninterest income	2,267	1,958
Noninterest Expense:
Salaries	2,527	2,049
Pension and other employee benefits	673	503
Occupancy and equipment	744	633
Bank franchise tax	170	134
Core deposit intangible amortization	134	113
Other	1,108	788
Total noninterest expense	5,356	4,220
Income Before Income Tax Provision	4,268	3,408
Income Tax Provision	1,266	984
Net Income	$3,002	$2,424

Net Income Per Common Share:
Basic	$0.49	$0.44
Diluted	$0.48	$0.44
Average Common Shares Outstanding:
Basic	6,172,522	5,472,021
Diluted	6,207,543	5,517,736

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Six Months Ended
	June 30
	2006	2005
Interest Income:
Interest and fees on loans	$17,045	$12,414
Interest and dividends on securities:
Taxable	2,510	2,140
Tax-exempt	881	1,024
Dividends	135	105
Other interest income	423	70
Total interest income	20,994	15,753
Interest Expense:
Interest on deposits	5,845	3,132
Interest on repurchase agreements	644	367
Interest on other borrowings	455	495
Trust preferred capital notes	320	-
Total interest expense	7,264	3,994
Net Interest Income	13,730	11,759
Provision for Loan Losses	480	540
Net Interest Income After Provision
for Loan Losses	13,250	11,219

Noninterest Income:
Trust fees	1,640	1,487
Service charges on deposit accounts	1,308	1,191
Other fees and commissions	601	524
Mortgage banking income	336	265
Securities gains, net	38	45
Other	245	513
Total noninterest income	4,168	4,025
Noninterest Expense:
Salaries	4,511	3,921
Pension and other employee benefits	1,322	971
Occupancy and equipment	1,390	1,234
Bank franchise tax	310	272
Core deposit intangible amortization	173	225
Other	2,033	1,588
Total noninterest expense	9,739	8,211
Income Before Income Tax Provision	7,679	7,033
Income Tax Provision	2,271	2,026
Net Income	$5,408	$5,007

Net Income Per Common Share:
Basic	$0.93	$0.91
Diluted	$0.93	$0.90
Average Common Shares Outstanding:
Basic	5,805,287	5,491,211
Diluted	5,840,871	5,538,074

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	5,521,164	$5,521	$9,474	$55,780	$225	$71,000

Net income	-	-	-	5,007	-	5,007

Change in unrealized losses on securities
available for sale, net of tax of $ (293)	-	-	-	-	(569)

Other comprehensive income (loss)					(569)	(569)

Total comprehensive income						4,438

Stock repurchased and retired	(79,350)	(79)	(136)	(1,732)	-	(1,947)

Stock options exercised	3,372	3	44	-	-	47

Cash dividends paid	-	-	-	(2,245)	-	(2,245)

Balance, June 30, 2005	5,445,186	$5,445	$9,382	$56,810	$(344)	$71,293

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	5,408	-	5,408

Change in unrealized losses on securities
available for sale, net of tax of $ (751)	-	-	-	-	(1,361)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (13)	-	-	-	-	(26)

Other comprehensive income (loss)					(1,387)	(1,387)

Total comprehensive income						4,021

Merger acquisition	746,944	747	16,799			17,546

Stock repurchased and retired	(31,200)	(31)	(98)	(597)	-	(726)

Stock options exercised	4,988	4	64	-	-	68

Cash dividends paid	-	-	-	(2,497)	-	(2,497)

Balance, June 30, 2006	6,162,490	$6,162	$26,353	$61,423	$(2,107)	$91,831

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands) (Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	$5,408	$5,007
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	480	540
Depreciation	451	452
Core deposit intangible amortization	173	225
Amortization of purchase accounting adjustments	(200)	-
Net amortization (accretion) of bond premiums and discounts	17	117
Net gain on sale or call of securities	(38)	(45)
Gain on loans held for sale	(200)	(184)
Proceeds from sales of loans held for sale	6,592	7,155
Originations of loans held for sale	(6,683)	(7,470)
Net (gain) loss on foreclosed real estate	(3)	(2)
Valuation provision for foreclosed real estate	-	27
Deferred income tax (benefit)	(195)	(288)
Increase in interest receivable	(304)	(237)
Increase in other assets	(1,883)	(287)
Increase in interest payable	222	73
(Decrease) increase in other liabilities	(956)	231
Net cash provided by operating activities	2,881	5,314

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	883	-
Proceeds from maturities and calls of securities available for sale	32,781	83,894
Proceeds from maturities and calls of securities held to maturity	2,862	2,992
Purchases of securities available for sale	(38,094)	(66,511)
Net decrease (increase) in loans	1,634	(9,403)
Purchases of bank property and equipment	(397)	(545)
Proceeds from sales of foreclosed real estate	91	38
Net cash paid in merger acquisition	(14,634)	-
Net cash (used in) provided by investing activities	(14,874)	10,465

(Continued on next page)

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands) (Unaudited)

	2006	2005
Cash Flows from Financing Activities:
Net increase (decrease) in demand, money market,
and savings deposits	13,682	(2,656)
Net decrease in time deposits	(14,619)	(3,424)
Net increase in repurchase agreements	6,464	5,296
Net increase (decrease) in borrowings	18,044	(2,025)
Cash dividends paid	(2,497)	(2,245)
Repurchase of stock	(726)	(1,947)
Proceeds from exercise of stock options	68	47
Net cash provided by (used in) financing activities	20,416	(6,954)

Net Increase (Decrease) in Cash and Cash Equivalents	8,423	8,825

Cash and Cash Equivalents at Beginning of Period	27,354	12,568

Cash and Cash Equivalents at End of Period	$35,777	$21,393

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$19,352	$14,363
Interest-bearing deposits in other banks	16,425	7,030

	$35,777	$21,393

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,403	$3,921
Income taxes paid	2,271	2,271
Transfer of loans to other real estate owned	115	-
Unrealized loss on securities available for sale	(2,152)	(862)

Merger acquisition
Fair value of assets acquired	175,423	-
Fair value of common stock issued	(17,546)	-
Cash paid	(17,087)	-
Liabilities assumed	140,790	-

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation’s financial position as of June 30, 2006; the consolidated statements of income for the three and six months ended June 30, 2006 and 2005; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2006 and 2005; and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. Operating results for the six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - TRUST PREFERRED SECURITIES

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

NOTE 3 - STOCK BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 123R, “Share Based Payment.” FAS No. 123R requires public companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award. FAS No. 123R eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees" (“APB 25”). The Corporation adopted FAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated.

There were no stock options granted in the first six months of 2006 and all options were fully vested at December 31, 2005. Therefore, no compensation expense was recorded in the period.

Prior to the implementation of FAS 123R, the Corporation applied APB 25 and related interpretations in accounting for stock options. Under APB No. 25, no stock based compensation expense was recorded, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

FAS No. 123, “Accounting for Stock-Based Compensation,” was issued in October 1995 to establish accounting and reporting standards for stock based employee compensation plans. FAS No. 123 required measurement of compensation expense provided by stock based plans using a fair value based method of accounting, and either recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements. There were no stock options granted in the first six months of 2005 and all options were fully vested at December 31, 2004. Therefore, had the fair value recognition provisions of FAS No. 123 been adopted, there would have been no impact on net income.

There were no tax benefits associated with stock option activity during the first six months of 2006 or 2005. Under FAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options). The Corporation has no non-statutory stock options.

Stock option plan activity for the six months ended June 30, 2006 is summarized below:

	Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Life (in years)	Value Unexercised In-The-Money Options (in thousands)
Options outstanding, January 1	214,962	$20.02
Granted	-	-
Exercised	(4,988)	13.78
Forfeited	(700)	26.10
Outstanding at June 30	209,274	$20.15	5.2	$808
Exercisable June 30	209,274	20.15	5.2	808

The total value of in-the-money options exercised during three and six months ended June 30, 2006 was $35,000 and $50,000, respectively.

NOTE 4 - SECURITIES

The amortized cost and estimated fair value of debt and equity securities at June 30, 2006 and December 31, 2005 were as follows (in thousands):

	June 30, 2006
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$97,646	$-	$2,109	$95,537
Mortgage-backed	19,933	26	633	19,326
State and municipal	32,652	79	744	31,987
Corporate	5,007	10	87	4,930
Equity securities:
FHLB stock - restricted	2,436	-	-	2,436
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	2,759	217	-	2,976
Other	81	-	-	81
Total securities available for sale	160,877	332	3,573	157,636

Securities held to maturity:
Federal agencies	1,500	-	26	1,474
Mortgage-backed	426	1	-	427
State and municipal	13,575	258	67	13,766
Total securities held to maturity	15,501	259	93	15,667
Total securities	$176,378	$591	$3,666	$173,303

	December 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$80,764	$2	$1,221	$79,545
Mortgage-backed	20,795	104	346	20,553
State and municipal	32,828	159	466	32,521
Corporate	8,025	52	71	8,006
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,104	120	-	3,224
Other	425	577	-	1,002
Total securities available for sale	148,364	1,014	2,104	147,274

Securities held to maturity:
Federal agencies	1,499	-	28	1,471
Mortgage-backed	482	12	-	494
State and municipal	16,374	407	45	16,736
Total securities held to maturity	18,355	419	73	18,701
Total securities	$166,719	$1,433	$2,177	$165,975

The following table shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2006.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$97,010	$2,135	$47,570	$890	$49,440	$1,245
Mortgage-backed	15,928	633	3,444	32	12,484	601
State and municipal	29,397	811	12,104	198	17,293	613
Corporate	1,398	87	-	-	1,398	87
Total	$143,733	$3,666	$63,118	$1,120	$80,615	$2,546

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2006, the Bank held one hundred two debt securities having continuous unrealized loss positions for more than twelve months. Ratings for these debt securities were as follows: Forty-five of the federal agency bonds and mortgage-backed securities were rated AAA; forty-nine of the state and municipal bonds were rated AAA, five were rated AA, and one was rated A; and two corporate bonds were rated A. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Corporation has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The table below shows (in thousands) gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$73,130	$1,249	$18,667	$190	$54,463	$1,059
Mortgage-backed	15,048	346	8,717	203	6,331	143
State and municipal	25,020	511	16,680	233	8,340	278
Corporate	1,414	71	-	-	1,414	71
Total	$114,612	$2,177	$44,064	$626	$70,548	$1,551

NOTE 5 - LOANS

Loans, excluding loans held for sale, were comprised of the following (in thousands):

	June 30 2006	December 31 2005
Real estate:
Construction and land development	$66,304	$50,092
Commercial	192,037	142,968
1-4 family residential	131,653	94,405
Home equity	50,805	42,178
Total real estate	440,799	329,643

Commercial and industrial	96,621	76,735
Consumer	14,014	10,709
Total loans	$551,434	$417,087

    The following is a summary of information pertaining to impaired loans (in thousands):

	June 30	December 31
	2006	2005
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,548	3,532
Total impaired loans	$2,548	$3,532

Allowance provided for impaired loans,
included in the allowance for loan losses	$628	$639

The following table summarizes average balances and interest income related to impaired loans:

	Three Months Ended June 30
	2006	2005
Average balance in impaired loans	$3,161	$6,033

Interest income recognized on impaired loans	$23	$12

	Six Months Ended June 30
	2006	2005
Average balance in impaired loans	$3,358	$6,054

Interest income recognized on impaired loans	$31	$23

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,767,000 and $1,222,000 at June 30, 2006 and December 31, 2005, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $195,000 and $212,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Interest income recorded on nonaccrual loans was $0 and $43,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Loans past due 90 days and still accruing interest amounted to $226,000 at June 30, 2006 and $56,000 at December 31, 2005.

Foreclosed real estate was $435,000 at June 30, 2006 and $188,000 at December 31, 2005, and is reflected in other assets on the Consolidated Balance Sheets.

The Corporation acquired loans pursuant to the acquisition of Community First. In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), at acquisition, the Bank reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions exist, the Bank accounts for each loan individually and considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest and other cash flows (expected at acquisition) for each loan. The Bank determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Bank continues to estimate cash flows expected to be collected. The Bank evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a loan loss allowance for the loan. The Corporation’s valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition - that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Bank adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.

Information regarding loans that were acquired in the acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be made, is summarized below (in thousands):

June 30 2006
Commercial	$2,522
Consumer	385
Outstanding balance	$2,907
Carrying amount, net of $0 allowance	$2,040

The carrying amount of these loans is included in the balance sheet amounts of loans receivable at June 30, 2006. These loans are not included in the impaired loan amounts disclosed earlier in this Note.  Of these loans, an aggregate carrying amount of $1,544,000 is included in nonaccrual loans excluded from impaired loan disclosure described earlier in this Note.  There were no such loans outstanding at December 31, 2005.

Accretable Yield
Balance at April 1, 2006	$687
Additions	(41)
Accretion
Reclassifications from (to) nonaccretable difference	-
Disposals	-
Balance at June 30, 2006	$646

Loans acquired during 2006 for which it was probable at acquisition that all contractually required payments would not be collected are summarized below (in thousands). No such loans were acquired in 2005.

2006
Contractually required payments receivable at acquisition:
Commercial	$3,887
Consumer	523
Subtotal	$4,410
Cash flows expected to be collected at acquisition	$3,594
Basis in acquired loans at acquisition	2,040

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005, and for the year ended December 31, 2005 was as follows:

(in thousands)	June 30	December 31	June 30
	2006	2005	2005
Balance, January 1	$6,109	$7,982	$7,982
Allowance acquired in merger	1,598	-	-
Provision for loan losses	480	465	540
Loans charged-off	(226)	(2,577)	(272)
Recoveries of loans charged-off	247	239	128
Balance at end of period	$8,208	$6,109	$8,378

NOTE 7 - EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30
	2006			2005
			Per		Per
			Share		Share
	Shares		Amount	Shares	Amount
Basic earnings per share	6,172,522		$.49	5,472,021	$.44
Effect of dilutive securities (stock options)	35,021		(.01)	45,715	-
Diluted earnings per share	6,207,543	$	..48	5,517,736	$.44

	Six Months Ended
	June 30
	2006		2005
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,805,287	$.93	5,491,211	$.91
Effect of dilutive securities (stock options)	35,584	-	46,863	(.01)
Diluted earnings per share	5,840,871	$.93	5,538,074	$.90

Certain options on common stock were not included in computing diluted earnings per share for the six month periods ended June 30, 2006 and 2005, because their effects were antidilutive. These shares totaled 88,227 and 99,150 for the three month periods ended June 30, 2006 and 2005, respectively, and averaged 88,227 and 99,250 for the six month periods, respectively.

NOTE 8 - DEFINED BENEFIT PLAN

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30		June 30
	2006	2005	2006	2005
Service cost	$165	$110	$291	220
Interest cost	88	92	176	184
Expected return on plan assets	(130)	(126)	(261)	(252)
Amortization of prior service cost	(6)	(9)	(12)	(18)
Amortization of net obligation at transition	-	-	-	-
Recognized net actuarial loss	52	21	106	42

Net periodic benefit cost	$169	$88	$300	$176

During the six month period ended June 30, 2006, $1,500,000 in contributions were made. The Corporation plans no additional contributions for the year ending December 31, 2006.

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

Segment information for the six month periods ended June 30, 2006 and 2005 is shown in the following table. The “Other” column includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Inter-segment eliminations primarily consist of the Corporation’s investment in the Bank and related equity earnings.

Three Months Ended June 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,146	$-	$-	$-	$12,146
Interest expense	4,435	-	-	-	4,435
Noninterest income - external customers	1,283	993	(9)	-	2,267
Depreciation and amortization	367	6	-	-	373
Total assets	809,265	-	1,303	-	810,568
Capital expenditures	214	1	-	-	215

Three Months Ended June 30, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$7,987	$-	$-	$-	$7,987
Interest expense	2,077	-	-	-	2,077
Noninterest income - external customers	1,082	871	5	-	1,958
Noninterest income - internal customers	-	12	-	(12)	-
Operating income before income taxes	3,026	420	(38)	-	3,408
Depreciation and amortization	328	6	-	-	334
Total assets	616,265	-	588	-	616,853
Capital expenditures	308	1	-	-	309

Six Months Ended June 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$20,994	$-	$-	$-	$20,994
Interest expense	7,264	-	-	-	7,264
Non-interest income - external customers	2,308	1,872	(12)	-	4,168
Operating income before income taxes	7,156	935	(412)	-	7,679
Depreciation and amortization	612	11	1	-	624
Total assets	809,265	-	1,303	-	810,568
Capital expenditures	396	1	-	-	397

Six Months Ended June 30, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$15,753	$-	$-	$-	$15,753
Interest expense	3,994	-	-	-	3,994
Non-interest income - external customers	2,360	1,659	6	-	4,025
Non-interest income - internal customers	-	24	-	(24)	-
Operating income before income taxes	6,307	810	(84)	-	7,033
Depreciation and amortization	666	10	1	-	677
Total assets	616,265	-	588		616,853
Capital expenditures	511	34	-	-	545

NOTE 10 - MERGERS AND ACQUISITIONS

On April 1, 2006, the Corporation finalized the acquisition of Community First Financial Corporation (“Community First”) and acquired 100% of the voting equity interests. Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson and Amherst Counties. The reported quarterly results as of June 30, 2006 for the Corporation include the acquisition of Community First.

The Corporation entered into the merger agreement with Community First because it believed the merger to be consistent with its expansion strategy to target entry into strong markets that logically extend its existing footprint. The Lynchburg Metropolitan Statistical Area has excellent demographics in terms of growth and banking opportunity, and the region lies just north of the Corporation’s preexisting franchise. The Corporation had previously opened a full service banking office in the Lynchburg area and was considering opening additional offices in that area.

The acquisition was accounted for in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” and Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” and accordingly, the assets and liabilities of Community First were recorded at their respective fair market values as of April 1, 2006.

The difference between the purchase price for Community First and the fair value of the identifiable net assets acquired (including core deposit intangibles) was recorded as goodwill. The aggregate purchase price was $34.6 million, and included common stock valued at $17.5 million, cash in the amount of $17.1 million, and acquisition costs to date of $503,000.  Community First shareholders received 746,944 of the Corporation’s common shares.

The following table presents unaudited pro forma results of operations for the periods ended June 30, 2006 and 2005, as though the companies had combined at the beginning of the respective periods. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies existed as a single entity during both periods.

(in thousands, except share data)	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net interest income	$7,357	$6,919	$14,126	$13,696
Noninterest income	2,267	2,137	4,345	4,368
Net income	3,002	2,533	3,079	5,120

Basic earnings per share	0.49	0.41	0.50	0.82

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

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Corporation and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•
General economic or business conditions, either nationally or in the market areas in which the Corporation does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, and a reduction in depositors’ account balances.

•	Changes in interest rates could increase or reduce income.
•
Competition among financial institutions may increase and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Corporation.

•	Businesses that the Corporation is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
•	Adverse changes may occur in the securities markets.
•	Deposit attrition, customer loss, or revenue loss following the acquisition of Community First Financial Corporation may be greater than expected.
•	Estimated cost savings from the acquisition of Community First Financial Corporation may not be fully realized within the expected timeframe.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2006 presentation.

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

Goodwill and Other Intangible Assets

The Corporation adopted FAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under FAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of FAS No. 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $134,000 and $113,000 for the three months ended June 30, 2006 and 2005, respectively, and was $173,000 and $225,000 for the six months ended June 30, 2006 and 2005, respectively.

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

In June 2006, FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a.	An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b.	A reduction in a deferred tax asset or an increase in a deferred tax liability

c.	Both (a) and (b).

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with eighteen full service offices serving the areas of Danville, Pittsylvania County, Martinsville, Henry County, South Boston, Halifax County, Lynchburg, Bedford, Bedford County, Campbell County and portions of Nelson County in Virginia, along with portions of Caswell County in North Carolina. The Bank also operates a loan production office in Greensboro, North Carolina.

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage and consumer banking; trust and investment services; and insurance. Services are also provided through twenty-three ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” phone banking. Additional information is available on the Bank’s website at http://www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

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

In comparison to the second quarter of 2005, net interest income on a tax-equivalent basis increased $1,762,000, or 28.5%. The improvement was due largely to the impact of the Community First acquisition, which significantly increased the Company’s interest-earning assets. Average interest-earning assets increased from $597,153,000 in the second quarter of 2005 to $749,709,000 in the recently completed quarter. Second quarter 2006 interest income included a positive impact of $134,000 related to the valuation of Community First’s loans. Similarly, interest expense for the quarter was reduced by $66,000 related to the valuation of certain Community First deposits. Beginning April 1, 2006, the loan valuation is being amortized over fifty-two months and the deposit valuation over thirteen months. Excluding these purchase accounting adjustments, taxable equivalent net interest income increased $1,562,000 or 27.1%. The Company’s net interest margin, on a fully taxable equivalent basis, was 4.24% during the second quarter of 2006. Excluding the effects of the aforementioned purchase accounting adjustments for loans and deposits, the net interest margin was 4.13%, compared to 4.14% during both the same quarter of 2005 and the first quarter of 2006.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of trust preferred securities during the second quarter of 2006. These securities bear interest at a fixed rate of 6.66% for five years, after which the interest rate will vary quarterly based on changes in the ninety-day LIBOR index. The Company may repay all or a portion of the securities after five years. Interest expense associated with these securities was $320,000 during the quarter.

For the first six months of 2006, taxable equivalent net interest income was $14,200,000, up from $12,315,000 for the first half of 2005. The increase is attributable to the acquisition of Community First and to general increases in interest rates.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the second quarter and first six months of 2005 and 2006. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2006 and 2005
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2006	2005	2006	2005	2006	2005
Loans:
Commercial	$94,281	$68,052	$1,796	$1,139	7.62%	6.69%
Real estate	442,307	339,872	7,967	4,983	7.20	5.86
Consumer	14,118	12,688	345	283	9.77	8.92
Total loans	550,706	420,612	10,108	6,405	7.34	6.09

Securities:
Federal agencies	104,464	77,652	1,035	584	3.96	3.01
Mortgage-backed	21,333	26,763	245	286	4.59	4.27
State and municipal	46,296	52,392	640	756	5.53	5.77
Other	11,300	15,770	167	199	5.91	5.05
Total securities	183,393	172,577	2,087	1,825	4.55	4.23

Deposits in other banks	15,610	3,964	183	28	4.69	2.83

Total interest-earning assets	749,709	597,153	12,378	8,258	6.60	5.53

Non-earning assets	60,918	22,605

Total assets	$810,627	$619,758

Deposits:
Demand	$111,817	$80,477	400	110	1.43	0.55
Money market	50,240	42,295	292	153	2.32	1.45
Savings	82,119	82,410	258	150	1.26	0.73
Time	281,713	192,420	2,588	1,199	3.67	2.49
Total deposits	525,889	397,602	3,538	1,612	2.69	1.62

Repurchase agreements	41,594	44,274	335	214	3.22	1.93
Other borrowings	37,878	21,426	562	251	5.93	4.69
Total interest-bearing
liabilities	605,361	463,302	4,435	2,077	2.93	1.79

Noninterest bearing
demand deposits	112,131	83,023
Other liabilities	3,406	2,036
Shareholders' equity	89,729	71,397
Total liabilities and
shareholders' equity	$810,627	$619,758

Interest rate spread					3.67%	3.74%
Net interest margin					4.24%	4.14%

Net interest income (taxable equivalent basis)			7,943	6,181
Less: Taxable equivalent adjustment			232	271
Net interest income			$7,711	$5,910

Net Interest Income Analysis
For the Six Months Ended June 30, 2006 and 2005
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate
	2006	2005	2006	2005	2006	2005
Loans:
Commercial	$82,496	$70,268	$3,034	$2,272	7.36%	6.47%
Real estate	387,129	331,904	13,475	9,586	6.96	5.78
Consumer	12,193	13,426	574	603	9.42	8.98
Total loans	481,818	415,598	17,083	12,461	7.09	6.00

Securities:
Federal agencies	97,342	79,848	1,842	1,232	3.78	3.09
Mortgage-backed	21,478	27,628	490	593	4.56	4.29
State and municipal	46,854	52,846	1,313	1,558	5.60	5.90
Other	12,122	16,264	313	395	5.16	4.86
Total securities	177,796	176,586	3,958	3,778	4.45	4.28

Deposits in other banks	18,439	5,399	423	70	4.59	2.59

Total interest-earning assets	678,053	597,583	21,464	16,309	6.33	5.46

Non-earning assets	43,632	22,750

Total assets	$721,685	$620,333

Deposits:
Demand	$104,474	$79,954	703	214	1.35	0.54
Money market	45,852	47,185	513	308	2.24	1.31
Savings	80,198	82,883	445	280	1.11	0.68
Time	239,100	192,838	4,184	2,330	3.50	2.42
Total deposits	469,624	402,860	5,845	3,132	2.49	1.55

Repurchase agreements	40,772	41,813	644	367	3.16	1.76
Other borrowings	27,070	21,360	775	495	5.73	4.63
Total interest-bearing
liabilities	537,466	466,033	7,264	3,994	2.70	1.71

Noninterest bearing
demand deposits	100,474	80,745
Other liabilities	2,551	2,392
Shareholders' equity	81,194	71,163
Total liabilities and
shareholders' equity	$721,685	$620,333

Interest rate spread					3.63%	3.75%
Net interest margin					4.19%	4.12%

Net interest income (taxable equivalent basis)			14,200	12,315
Less: Taxable equivalent adjustment			470	556
Net interest income			$13,730	$11,759

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

The provision for loan losses increased from $240,000 in the second quarter of 2005 to $354,000 in the second quarter of 2006, and decreased from $540,000 during the first six months of 2005 to $480,000 for the first six months of 2006.

The allowance for loan losses was $8,208,000 at June 30, 2006, an increase of 34% over the $6,109,000 recorded at December 31, 2005. This increase is due largely to the allowance acquired as a result of the acquisition of Community First. The allowance acquired was $1,598,000, or 76% of the $2,099,000 increase since December 31, 2005. The remaining portion of the increase since December 31, 2005 relates to applying the Corporation's allowance for loan losses methodology to the former Communiy First loans and to other risk grade changes.  The allowance represented 1.49% of loans at June 30, 2006, in comparison to 1.46% at December 31, 2005. Management believes the allowance for loan losses is adequate to absorb losses inherent in the Bank's loan portfolio at June 30, 2006. More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Noninterest Income

Noninterest income rose 15.8% from $1,958,000 in the second quarter of 2005 to $2,267,000 in the second quarter of 2006. The increase is primarily the result of higher trust and investment services fees, increased mortgage banking income, and the effect of the Community First acquisition. Noninterest income for the first half of 2006 was $4,168,000, up $143,000 or 3.6% over the first half of 2005. During the first quarter of 2005, the Corporation received $320,000 of nonrecurring income from the sale of its membership in a debit card processor.

Fees from the management of trusts, estates, and asset management accounts totaled $885,000 in the second quarter of 2006, up 15.4% from $767,000 for the same period in 2005. For the first six months of 2006, these fees increased $153,000 or 10.3% over the comparable 2005 period. These increases were due primarily to new account activity and fee structure changes.

Service charges on deposit accounts were $737,000, up from $632,000 for the second quarter in 2005, and increased 9.8% or $117,000 in the first six months of 2006 over the first half of 2005, due primarily to the acquisition of Community First.

Other fees and commissions were up $19,000 from the second quarter of 2005 to 2006, and increased $77,000, or 14.7% from $524,000 in the first six months of 2005 to $601,000 in the first half of 2006. The growth in this category was largely due to increased retail brokerage sales.

Mortgage banking income represents fees from originating, selling and brokering residential mortgage loans. Mortgage banking income was $203,000 for the second three months of 2006, an increase of 23.0% over the second quarter of 2005, due primarily to increased activity. Increased mortgage lending activity also led to a $71,000 increase in mortgage banking income for the first six months of 2006 compared with the first six months of 2005.

Noninterest Expense

Noninterest expense increased $1,136,000 from the second quarter of 2005 to 2006, and $1,528,000 from the first half of 2005 to 2006, due in large part to the impact of the Community First acquisition, the Company’s initial expansion into the Lynchburg, Virginia market in 2005, and an increase in pension and other employee benefit expense. All personnel and other costs associated with operating the four Community First banking offices are included in the recently completed quarter. Approximate nonrecurring merger expenses incurred during the quarter were $118,000 and consisted primarily of consulting fees and severance payments to former Community First employees. Amortization expense during the second quarter of 2006 related to the Community First core deposit intangible asset was $94,000. Beginning April 1, 2006, this asset is being amortized over ninety-nine months.

For the first half of 2006, noninterest expense was $9,739,000, up 18.6% from $8,211,000 during the first half of 2005. Approximate nonrecurring merger expenses during the first six months of 2006 were $172,000.

Income Tax Provision

The effective tax rate for the second quarter of 2006 was 29.7% compared to 28.9% for the same period of 2005. For the first six months of 2006 and 2005, the effective tax rates were 29.6% and 28.8%, respectively. The effective tax rate is lower than the statutory rate primarily due to the effect of the Bank’s ownership of tax-exempt state and municipal securities.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average investment securities increased $10,816,000, or 6.3% during the second quarter of 2006, as compared to the same period in 2005, due largely to the addition of securities from the Community First acquisition. Average investment securities increased $1,210,000 or 0.7% during the first six months of 2006 from the same period in 2005.

Loans

Average loans were $550,706,000 during the second quarter of 2006, compared with $420,612,000 in the second quarter of 2005. For the first half of 2006, average loans increased 15.9% over 2005. The increase in loans is primarily the result of the Community First acquisition.

Asset Quality, Credit Risk Management, and Nonperforming Assets

Management identifies specific credit risks through its periodic analysis of the loan portfolio and monitors general risks arising from economic trends, market values, and other external factors. The Bank maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

    The Bank uses certain practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, (e) review of loans by a Loan Review department which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented .82% of total loans at June 30, 2006, down from 1.02% at December 31, 2005.

The following table summarizes nonperforming assets (in thousands):

	June 30	December 31
	2006	2005
Loans 90 days or more past due	$ 226	$ 56
Nonaccrual loans	4,297	4,217
Foreclosed real estate	435	188
Nonperforming assets	$4,958	$4,461

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

The Bank’s net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Bank’s reserve requirement, to liabilities ratio was 15.9% at June 30, 2006 and 18.6% at December 31, 2005. Both of these ratios reflect adequate liquidity for the respective periods.

The Bank has a line of credit with the FHLB equal to 30% of the Bank’s assets. This amounted to a line of credit in the amount of $242,770,000 at June 30, 2006. Borrowings under the line were $17,163,000 at June 30, 2006. Under the terms of its collateral agreement with the FHLB, the Bank provides a blanket lien covering all of its residential first mortgage loans, and home equity lines of credit. In addition, the Bank pledges as collateral its capital stock in and deposits with the FHLB.

The Bank had fixed-rate term borrowing contracts with the FHLB as of June 30, 2006, with the following final maturities (in thousands):

Amount	Expiration Date

$2,000	July 2006
1,000	July 2007
3,000	June 2008
5,000	August 2008
5,000	April 2009
1,163	March 2014
$17,163

The Bank also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at June 30, 2006.

Deposits

Average deposits were $638,020,000 during the recently completed quarter, up from $480,625,000 during the comparable quarter of 2005. Comparing the first six months of 2006 with the first six months of 2005, average deposits increased $96,483,000. The increase in deposits was primarily the result of the Community First acquisition.

Off-Balance Sheet Transactions

The Bank enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	June 30 2006	December 31 2005

Commitments to extend credit	$161,486	$116,898
Standby letters of credit	3,275	2,625
Commitments to purchase securities	-	-
Mortgage loan rate-lock commitments	4,281	1,716

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future funding requirements. Standby letters of credit are conditional commitments issued by the Bank guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.  The increase in commitments to extend credit from December 31, 2005 to June 30, 2006 relates primarily to the acquisition of Community First.

Contractual Obligations

The most significant change in the Corporation’s contractual obligations since December 31, 2005 is represented by the issuance of $20,619,000 of debt securities as described in Note 2. The proceeds of the debt securities are being used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Corporation’s acquisition of that company, and for general corporate purposes.

Capital

In the second quarter of 2006, the Corporation declared and paid a quarterly cash dividend of $.22 per share.

On August 16, 2005, the Corporation’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 200,000 shares of the Corporation’s common stock between August 17, 2005 and August 15, 2006. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Corporation. Since December 31, 2005, 31,200 shares were repurchased.

One measure of a financial institution’s capital strength is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.33% of assets at June 30, 2006 and 11.56% at June 30, 2005. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At June 30, 2006, the Corporation's Tier I and total capital ratios were 15.06% and 16.33%, respectively. At December 31, 2005, these ratios were 16.25% and 17.57%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Corporation's leverage ratios were 11.20% and 11.94% at June 30, 2006 and December 31, 2005, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

As mandated by the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized". FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Management believes, as of June 30, 2006, that the Corporation and the Bank met the requirements to be considered “well capitalized.”

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

There have been no material changes to market risk as disclosed in the Corporation’s 2005 Annual Report on Form 10-K. Refer to those disclosures for further information.

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Corporation's internal control over financial reporting.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended June 30, 2006
2006	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 - 30	-	$-	-	174,710
May 1 - 31	9,300	22.98	9,300	165,410
June 1 - 30	8,000	23.57	8,000	157,410

	17,300	$23.25	17,300

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
None

4.	Submission of Matters to a Vote of Security Holders
At the Corporation’s Annual Shareholders Meeting held on April 25, 2006, the following business was transacted:

(1) Election of Directors
Nominees Davenport, Haley, and Maddux were elected to serve until the 2009 Annual Meeting of Shareholders.

	Affirmative Votes	Votes Withheld

Ben J. Davenport, Jr.	3,916,992	196,993
Michael P. Haley	3,840,624	273,361
Franklin W. Maddux, M.D.	3,929,339	184,646

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - August 9, 2006	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - August 9, 2006	Chief Financial Officer