Form 10-Q
period 2006-11-08
AMERICAN NATIONAL BANKSHARES INC
filed 2006-11-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 8, 2006, the Company had 6,162,765 shares Common Stock outstanding, $1 par value.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2006	2005
Cash and due from banks	$24,390	$18,300
Interest-bearing deposits in other banks	467	9,054

Securities available for sale, at fair value	155,468	147,274
Securities held to maturity (fair value of $14,463
in 2006 and $18,701 in 2005)	14,201	18,355
Total securities	169,669	165,629

Loans held for sale	1,158	714

Loans, net of unearned income	549,229	417,087
Less allowance for loan losses	(8,170)	(6,109)
Net loans	541,059	410,978

Bank premises and equipment, at cost, less accumulated
depreciation of $14,475 in 2006 and $13,194 in 2005	12,310	7,769
Goodwill	22,489	-
Core deposit intangibles, net	2,937	132
Accrued interest receivable and other assets	18,155	10,927
Total assets	$792,634	$623,503

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$104,403	$85,965
Demand deposits -- interest bearing	103,923	90,629
Money market deposits	51,401	42,425
Savings deposits	75,473	80,315
Time deposits	267,990	192,317
Total deposits	603,190	491,651

Repurchase agreements	37,152	37,203
FHLB borrowings	32,500	17,238
Trust preferred capital notes	20,619	-
Accrued interest payable and other liabilities	4,285	3,992
Total liabilities	697,746	550,084

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,166,050 shares outstanding at September 30, 2006 and
5,441,758 shares outstanding at December 31, 2005	6,166	5,442
Capital in excess of par value	26,426	9,588
Retained earnings	63,112	59,109
Accumulated other comprehensive income (loss), net	(816)	(720)
Total shareholders' equity	94,888	73,419
Total liabilities and shareholders' equity	$792,634	$623,503

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	September 30
	2006	2005
Interest Income:
Interest and fees on loans	$10,210	$6,535
Interest and dividends on securities:
Taxable	1,314	969
Tax-exempt	432	507
Dividends	84	50
Other interest income	111	83
Total interest income	12,151	8,144
Interest Expense:
Deposits	3,699	1,736
Repurchase agreements	376	250
Other borrowings	226	224
Trust preferred capital notes	344	-
Total interest expense	4,645	2,210
Net Interest Income	7,506	5,934
Provision for Loan Losses	125	180
Net Interest Income After Provision
for Loan Losses	7,381	5,754

Noninterest Income:
Trust fees	843	731
Service charges on deposit accounts	696	628
Other fees and commissions	287	277
Mortgage banking income	172	213
Securities gains, net	9	-
Other	131	62
Total noninterest income	2,138	1,911
Noninterest Expense:
Salaries	2,355	2,226
Pension and other employee benefits	649	509
Occupancy and equipment	775	631
Bank franchise tax	171	136
Core deposit intangible amortization	134	88
Other	1,033	832
Total noninterest expense	5,117	4,422
Income Before Income Tax Provision	4,402	3,243
Income Tax Provision	1,301	933
Net Income	$3,101	$2,310

Net Income Per Common Share:
Basic	$0.50	$0.42
Diluted	$0.50	$0.42
Average Common Shares Outstanding:
Basic	6,165,268	5,441,664
Diluted	6,195,972	5,481,179

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Nine Months Ended
	September 30
	2006	2005
Interest Income:
Interest and fees on loans	$27,255	$18,949
Interest and dividends on securities:
Taxable	3,824	3,109
Tax-exempt	1,313	1,531
Dividends	219	155
Other interest income	534	153
Total interest income	33,145	23,897
Interest Expense:
Interest on deposits	9,544	4,868
Interest on repurchase agreements	1,020	617
Interest on other borrowings	681	719
Trust preferred capital notes	664	-
Total interest expense	11,909	6,204
Net Interest Income	21,236	17,693
Provision for Loan Losses	605	720
Net Interest Income After Provision
for Loan Losses	20,631	16,973

Noninterest Income:
Trust fees	2,483	2,218
Service charges on deposit accounts	2,004	1,819
Other fees and commissions	888	801
Mortgage banking income	508	478
Securities gains, net	47	45
Other	376	575
Total noninterest income	6,306	5,936
Noninterest Expense:
Salaries	6,866	6,147
Pension and other employee benefits	1,971	1,480
Occupancy and equipment	2,165	1,865
Bank franchise tax	481	408
Core deposit intangible amortization	307	313
Other	3,066	2,420
Total noninterest expense	14,856	12,633
Income Before Income Tax Provision	12,081	10,276
Income Tax Provision	3,572	2,959
Net Income	$8,509	$7,317

Net Income Per Common Share:
Basic	$1.44	$1.34
Diluted	$1.43	$1.33
Average Common Shares Outstanding:
Basic	5,926,599	5,474,514
Diluted	5,960,556	5,518,928

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2006 and 2005 (Unaudited)

(Dollars in thousands)					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss )	Equity

Balance, December 31, 2004	5,521,164	$5,521	$9,474	$55,780	$225	$71,000

Net income	-	-	-	7,317	-	7,317

Change in unrealized losses on securities
available for sale, net of tax of $ (449)	-	-	-	-	(843)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (15)	-	-	-	-	(30)

Other comprehensive income (loss)					(873)	(873)

Total comprehensive income						6,444

Stock repurchased and retired	(94,450)	(94)	(162)	(2,049)	-	(2,305)

Stock options exercised	11,075	11	151	-	-	162

Cash dividends paid	-	-	-	(3,387)	-	(3,387)

Balance, September 30, 2005	5,437,789	$5,438	$9,463	$57,661	$(648)	$71,914

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	8,509	-	8,509

Change in unrealized losses on securities
available for sale, net of tax of $ (53)	-	-	-	-	(65)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (16)	-	-	-	-	(31)

Other comprehensive income (loss)					(96)	(96)

Total comprehensive income						8,413

Merger acquisition	746,944	747	16,799			17,546

Stock repurchased and retired	(34,200)	(34)	(111)	(652)	-	(797)

Stock options exercised	11,548	11	150	-	-	161

Cash dividends paid	-	-	-	(3,854)	-	(3,854)

Balance, September 30, 2006	6,166,050	$6,166	$26,426	$63,112	$(816)	$94,888

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands) (Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	$8,509	$7,317
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	605	720
Depreciation	709	659
Core deposit intangible amortization	307	313
Amortization of purchase accounting adjustments	(200)	-
Net amortization (accretion) of bond premiums and discounts	(7)	176
Net gain on sale or call of securities	(47)	(45)
Gain on loans held for sale	(306)	(325)
Proceeds from sales of loans held for sale	12,264	13,486
Originations of loans held for sale	(12,402)	(13,569)
Net gain on foreclosed real estate	(10)	(4)
Valuation provision for foreclosed real estate	9	35
Deferred income tax expense (benefit)	19	(339)
Increase in interest receivable	(904)	(398)
Increase in other assets	(938)	(300)
Increase in interest payable	337	116
(Decrease) increase in other liabilities	(1,452)	229
Net cash provided by operating activities	6,493	8,071

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	460	-
Proceeds from maturities and calls of securities available for sale	43,828	92,245
Proceeds from maturities and calls of securities held to maturity	4,162	3,173
Purchases of securities available for sale	(44,531)	(74,680)
Net decrease (increase) in loans	3,676	(2,137)
Purchases of bank property and equipment	(634)	(802)
Proceeds from sales of foreclosed real estate	212	65
Net cash paid in merger acquisition	(14,634)	-
Net cash (used in) provided by investing activities	(7,461)	17,864

Cash Flows from Financing Activities:
Net (decrease) increase in demand, money market,
and savings deposits	(9,235)	1,860
Net decrease in time deposits	(21,134)	(9,834)
Net (decrease) increase in repurchase agreements	(51)	2,928
Net increase (decrease) in borrowings	33,381	(4,063)
Cash dividends paid	(3,854)	(3,387)
Repurchase of stock	(797)	(2,305)
Proceeds from exercise of stock options	161	162
Net cash used in financing activities	(1,529)	(14,639)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,497)	11,296

Cash and Cash Equivalents at Beginning of Period	27,354	12,568

Cash and Cash Equivalents at End of Period	$24,857	$23,864

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$24,390	$17,457
Interest-bearing deposits in other banks	467	6,407

	$24,857	$23,864

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,589	$6,087
Income taxes paid	2,651	3,530
Transfer of loans to other real estate owned	115	-
Unrealized loss on securities available for sale	(165)	(1,322)

Merger acquisition
Fair value of assets acquired	175,423	-
Fair value of common stock issued	(17,546)	-
Cash paid	(17,087)	-
Liabilities assumed	140,790	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006; the consolidated statements of income for the three months and nine months ended September 30, 2006 and 2005; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2006 and 2005; and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005. Operating results for the nine month periods ended September 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006. Certain reclassifications have been made to prior period balances to conform to the current period presentation.

NOTE 2 - TRUST PREFERRED SECURITIES

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a newly formed, wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities (the “Trust Common Securities”) by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Debt Securities”), issued pursuant to a Junior Subordinated Indenture (the “Indenture”) entered into between the Company and Wilmington Trust Company, as trustee (the “Trustee”). The proceeds of the Debt Securities were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Company in connection with the Company’s acquisition of that company, and for general corporate purposes.

The Debt Securities mature thirty years from issuance, but the Company may redeem them, in whole or in part, after five years. The Debt Securities bear interest at a fixed rate of 6.66%. After five years, the rate will reset quarterly at the three-month LIBOR plus 1.35%.

Index

NOTE 3 - STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 123R, “Share Based Payment.” SFAS 123R requires public companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award. SFAS 123R eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”). The Company adopted SFAS 123R effective January 1, 2006, using the modified prospective method and as such, results for prior periods have not been restated.

There were no stock options granted in the first nine months of 2006 and all options were fully vested at December 31, 2005. Therefore, no compensation expense was recorded in the period.

Prior to the implementation of SFAS 123R, the Company applied APB 25 and related interpretations in accounting for stock options. Under APB 25, no stock based compensation expense was recorded, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant..  However, there have been no stock options granted since 2004 and all options were fully vested at December 31, 2004.
There were no tax benefits associated with stock option activity during the first nine months of 2006 or 2005. Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options). The Company has no non-statutory stock options.

Stock option plan activity for the nine months ended September 30, 2006 is summarized below:
	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Value Unexercised In-The-Money Options (in thousands)
Options outstanding, January 1	214,962	$20.02
Granted	-	-
Exercised	(11,548)	14.00
Forfeited	(700)	22.71
Outstanding at September 30	202,714	$20.34	5.0	813
Exercisable September 30	202,714	20.34	5.0	813

The total value of in-the-money options exercised during the three and nine month periods ended September 30, 2006 was $58,000 and $108,000, respectively.

Index
NOTE 4 - SECURITIES

    The amortized cost and estimated fair value of debt and equity securities at September 30, 2006 and December 31, 2005 were as follows:

	December 31, 2005
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$80,764	$2	$1,221	$79,545
Mortgage-backed	20,795	104	346	20,553
State and municipal	32,828	159	466	32,521
Corporate	8,025	52	71	8,006
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,104	120	-	3,224
Other	425	577	-	1,002
Total securities available for sale	148,364	1,014	2,104	147,274

Securities held to maturity:
Federal agencies	1,499	-	28	1,471
Mortgage-backed	482	12	-	494
State and municipal	16,374	407	45	16,736
Total securities held to maturity	18,355	419	73	18,701
Total securities	$166,719	$1,433	$2,177	$165,975

Index

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2006.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$74,546	$953	$25,247	$137	$49,299	$816
Mortgage-backed	13,498	379	1,893	1	11,605	378
State and municipal	25,340	468	3,840	21	21,500	447
Corporate	1,425	60	-	-	1,425	60
Total	$114,809	$1,860	$30,980	$159	$83,829	$1,701

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost.  As of September 30, 2006, the Company was holding 116 securities that have been in a continuous unrealized loss position for twelve months or more.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$73,130	$1,249	$18,667	$190	$54,463	$1,059
Mortgage-backed	15,048	346	8,717	203	6,331	143
State and municipal	25,020	511	16,680	233	8,340	278
Corporate	1,414	71	-	-	1,414	71
Total	$114,612	$2,177	$44,064	$626	$70,548	$1,551

Index

NOTE 5 - LOANS

Loans, excluding loans held for sale, were comprised of the following:
(in thousands)	September 30, 2006	December 31, 2005
Construction and land development	$66,634	$50,092
Commercial real estate	195,186	142,968
Residential real estate	129,601	94,405
Home equity	54,103	42,178
Total real estate	445,524	329,643

Commercial and industrial	91,802	76,735
Consumer	11,903	10,709
Total loans	$549,229	$417,087

    The following is a summary of information pertaining to impaired loans:
	September 30,	December 31,
(in thousands)	2006	2005
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	1,911	3,532
Total impaired loans	$1,911	$3,532

Allowance provided for impaired loans, included in the allowance for loan losses	$412	$639

The following table summarizes average balances and interest income related to impaired loans:
	Three Months Ended September 30,	Three Months Ended September 30,
	2006	2005
Average balance in impaired loans	$1,896	$6,195
Interest income recognized on impaired loans	$5	$13

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2006	2005
Average balance in impaired loans	$2,871	$6,116
Interest income recognized on impaired loans	$36	$39

Index
No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual loans excluded from impaired loan disclosure amounted to $2,701,000 and $1,222,000 at September 30, 2006 and December 31, 2005, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $251,000 and $217,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Interest income recorded on nonaccrual loans was $0 and $23,000 for the three month periods ended September 30, 2006 and 2005, respectively, and was $49,000 and $66,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

Loans past due 90 days and still accruing interest amounted to $1,276,000 at September 30, 2006. Of this amount, approximately $1,044,000 represented one loan which has since been paid. Loans past due 90 days and still accruing interest were $56,000 at December 31, 2005.

Foreclosed real estate was $312,000 at September 30, 2006 and $188,000 at December 31, 2005, and is reflected in other assets on the Consolidated Balance Sheets.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan was as follows:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2006	2005	2005
Balance, January 1	$6,109	$7,982	$7,982
Allowance acquired in merger	1,598	-	-
Provision for loan losses	605	465	720
Loans charged-off	(465)	(2,577)	(377)
Recoveries of loans charged-off	323	239	190
Balance at end of period	$8,170	$6,109	$8,515

NOTE 7 - EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30
	2006		2005
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	6,165,268	$.50	5,441,664	$.42
Effect of dilutive securities (stock options)	30,704	-	39,515	-
Diluted earnings per share	6,195,972	$.50	5,481,179	$.42

	Nine Months Ended
	September 30
	2006		2005
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,926,599	$1.44	5,474,514	$1.34
Effect of dilutive securities (stock options)	33,957	(.01)	44,414	(.01)
Diluted earnings per share	5,960,556	$1.43	5,518,928	$1.33

Certain options on common stock were not included in computing diluted earnings per share because their effects were antidilutive. These shares totaled 88,227 and 101,950 for the three month periods ended September 30, 2006 and 2005, respectively, and 88,227 and 100,150 for the nine month periods, respectively.

Index

NOTE 8 - DEFINED BENEFIT PLAN

Components of Net Periodic Benefit Cost (in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost	$165	$110	$456	330
Interest cost	88	92	264	276
Expected return on plan assets	(130)	(126)	(391)	(378)
Amortization of prior service cost	(6)	(9)	(18)	(27)
Recognized net actuarial loss	52	21	158	63

Net periodic benefit cost	$169	$88	$469	$264

During the nine month period ended September 30, 2006, contributions of $1,500,000 were made. The Company plans no additional contributions for the year ending December 31, 2006.

NOTE 9 - SEGMENT AND RELATED INFORMATION

In accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” reportable segments include community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses. All assets and liabilities of the Company are allocated to community banking. Investment income from securities is also allocated to the community banking segment. Loan fee income, service charges from deposit accounts and non-deposit fees such as automatic teller machine fees and insurance commissions generate additional income for community banking.

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

Segment information for the three and nine month periods ended September 30, 2006 and 2005 is shown in the following table. The “Other” column includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

Index

(in thousands)	Three Months Ended September 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,151	$-	$-	$-	$12,151
Interest expense	4,645	-	-	-	4,645
Noninterest income - external customers	1,151	938	49	-	2,138
Operating income before income taxes	4,287	494	(379)	-	4,402
Depreciation and amortization	386	5	1	-	392
Total assets	791,882	-	752	-	792,634
Capital expenditures	229	-	-	-	229

	Three Months Ended September 30, 2005

	Community	Trust and Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,144	$-	$-	$-	$8,144
Interest expense	2,210	-	-	-	2,210
Noninterest income - external customers	1,077	829	5	-	1,911
Noninterest income - internal customers	-	12	-	(12)	-
Operating income before income taxes	3,007	283	(47)	-	3,243
Depreciation and amortization	290	5	-	-	295
Total assets	610,481	-	734	-	611,215
Capital expenditures	236	21	-	-	257

	Nine Months Ended September 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$33,145	$-	$-	$-	$33,145
Interest expense	11,909	-	-	-	11,909
Non-interest income - external customers	3,459	2,810	37	-	6,306
Operating income before income taxes	11,443	1,429	(791)	-	12,081
Depreciation and amortization	998	16	2	-	1,016
Total assets	791,882	-	752	-	792,634
Capital expenditures	633	1	-	-	634

	Nine Months Ended September 30, 2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$23,897	$-	$-	$-	$23,897
Interest expense	6,204	-	-	-	6,204
Non-interest income - external customers	3,437	2,488	11	-	5,936
Non-interest income - internal customers	-	36	-	(36)	-
Operating income before income taxes	9,314	1,093	(131)	-	10,276
Depreciation and amortization	956	15	1	-	972
Total assets	610,481	-	734	-	611,215
Capital expenditures	747	55	-	-	802

Index

NOTE 10 - MERGERS AND ACQUISITIONS

On April 1, 2006, the Company acquired 100% of the voting equity interests of Community First Financial Corporation (“Community First”). Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.  Effective April 1, 2006, Community First Financial Corporation was merged with and into American National Bankshares Inc., and Community First Bank was merged with and into American National Bank and Trust Company.

The Company entered into the merger agreement with Community First because it believed the merger to be consistent with its expansion strategy to target entry into strong markets that logically extend its existing footprint. The Lynchburg Metropolitan Statistical Area has excellent demographics in terms of growth and banking opportunity, and the region lies just north of the Company’s preexisting franchise. The Company had previously opened a full service banking office in the Lynchburg area and was considering opening additional offices in that area.

The acquisition was accounted for in accordance with SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets,” and accordingly, the assets and liabilities of Community First were recorded at their respective fair market values as of April 1, 2006. The Company’s results of operations since April 1, 2006 include the acquisition of Community First.

The difference between the purchase price for Community First and the fair value of the identifiable net assets acquired (including core deposit intangibles) was recorded as goodwill. The aggregate purchase price was $34.6 million, and included common stock valued at $17.5 million, cash in the amount of $17.1 million, and capitalized acquisition costs to date of $500,000. Community First shareholders received 746,944 shares of the Company’s common stock.

Index

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements and supplemental financial data.

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•
General economic or business conditions, either nationally or in the market areas in which the Company does business, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality, a reduced demand for credit, and a reduction in depositors’ account balances.

•	Changes in interest rates could increase or reduce income.
•
Competition among financial institutions may increase and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Company.

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards.
•	Adverse changes may occur in the securities markets.
•	Deposit attrition, customer loss, or revenue loss following the acquisition of Community First Financial Company may be greater than expected.
•	Estimated cost savings from the acquisition of Community First Financial Company may not be fully realized within the expected timeframe.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2006 presentation.

Critical Accounting Policies

The Company’s critical accounting policies are listed below. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact those transactions could change.

Index

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance is based on two basic principles of accounting: (i) SFAS 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs, and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff; economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category. The formula allowance includes an allowance for unfunded commitments, which is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The specific allowance uses the value of collateral, present value of future cash flows, or values observable in the secondary market to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $134,000 and $88,000 for the three month periods ended September 30, 2006 and 2005, respectively, and was $307,000 and $313,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

Non-GAAP Presentations

The Management’s Discussion and Analysis may refer to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Company’s operational efficiency. Comparison of the Company’s efficiency ratio with those of other companies may not be valid because other companies may calculate the efficiency ratio differently.

The analysis of net interest income in this document is performed on a tax equivalent basis. Management believes the tax equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of tax-equivalent net interest income to net interest income is provided.

Index

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006.

The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans---an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The Company anticipates a reduction of shareholder’s equity upon recognizing the underfunded status of the pension plan. Since the current measurement date of the Company’s’ plan is October 31, the exact amount of the impact cannot yet be determined. Had the statement been in effect at December 31, 2005, the reduction of shareholder’s equity on that date is estimated to have been $1,712,000, net of tax.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.

The Company does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

Index

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets---an amendment of FASB Statement No. 140.” SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

Refer to the Company’s December 31, 2005 Annual Report on Form 10-K for previously announced accounting pronouncements.

Internet Access to Corporate Documents

The Company provides access to the SEC filings through its web site at www.amnb.com. After accessing the web site, the filings are available upon selecting the Investor Relations icon. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The Bank specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income through the Bank’s community banking, trust, investment, and mortgage banking services and
•	continue to control costs.

Index

ANALYSIS OF OPERATING RESULTS

Net Interest Income

Net interest income, the Company’s largest source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume and mix of interest-earning assets and interest-bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis. Net interest income divided by average earning assets is referred to as the net interest margin. The difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities is referred to as the net interest spread.

In comparison to the third quarter of 2005, net interest income on a tax-equivalent basis increased $1,560,000, or 25.1%. The improvement was due largely to the impact of the Community First acquisition, which significantly increased the Company’s interest-earning assets. Average interest-earning assets increased from $589,808,000 in the third quarter of 2005 to $729,551,000 in the recently completed quarter. Third quarter 2006 interest income included a positive impact of $134,000 related to amortization on the inital valuation of Community First’s loans. Similarly, interest expense for the quarter was reduced by $66,000 related to amortization on the initial valuation of certain Community First deposits. Beginning April 1, 2006, the loan valuation is being amortized over fifty-two months and the deposit valuation over thirteen months. Excluding these purchase accounting adjustments, taxable equivalent net interest income increased $1,360,000 or 21.9%. The Company’s net interest margin, on a fully taxable equivalent basis, was 4.26% during the third quarter of 2006. Excluding the effects of the aforementioned purchase accounting adjustments for loans and deposits, the net interest margin was 4.15%, compared to 4.21% during the same quarter of 2005 and 4.13% for the second quarter of 2006.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of trust preferred securities during the second quarter of 2006. These securities bear interest at a fixed rate of 6.66% for five years, after which the interest rate will vary quarterly based on changes in the ninety-day LIBOR index. The Company may repay all or a portion of the securities after five years. Interest expense associated with these securities was $343,000 during the third quarter and $664,000 for the nine months ended 2006.

For the first nine months of 2006, net interest income on a tax-equivalent basis was $21,969,000, up from $18,524,000 for the first nine months of 2005. The increase is attributable to the acquisition of Community First and to general increases in interest rates.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the third quarter and first nine months of 2005 and 2006. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

Net Interest Income Analysis
For the Three Months Ended September 30, 2006 and 2005
(in thousands, except rates)
	Average Balance		Interest Income/Expense		Yield/Rate

	2006	2005	2006	2005	2006	2005
Loans:
Commercial	$86,944	$63,264	$1,715	$1,162	7.89%	7.35%
Real estate	445,943	338,388	8,221	5,119	7.37	6.05
Consumer	13,104	11,995	297	276	9.07	9.20
Total loans	545,991	413,647	10,233	6,557	7.50	6.34

Securities:
Federal agencies	96,205	75,551	990	575	4.12	3.04
Mortgage-backed	21,426	24,782	252	261	4.70	4.21
State and municipal	46,749	51,642	667	769	5.71	5.96
Other	10,670	14,503	161	174	6.04	4.80
Total securities	175,050	166,478	2,070	1,779	4.73	4.27

Deposits in other banks	8,510	9,683	111	83	5.22	3.43

Total interest-earning assets	729,551	589,808	12,414	8,419	6.81	5.71

Non-earning assets	66,895	25,354

Total assets	$796,446	$615,162

Deposits:
Demand	$109,868	$77,459	445	119	1.62	0.61
Money market	49,211	40,961	321	182	2.61	1.78
Savings	77,597	80,681	267	164	1.38	0.81
Time	272,807	186,539	2,666	1,271	3.91	2.73
Total deposits	509,483	385,640	3,699	1,736	2.90	1.80

Repurchase agreements	42,670	46,187	376	250	3.52	2.17
Other borrowings	38,114	17,970	570	224	5.98	4.99
Total interest-bearing
liabilities	590,267	449,797	4,645	2,210	3.15	1.97

Noninterest bearing
demand deposits	107,064	90,922
Other liabilities	5,468	2,724
Shareholders' equity	93,647	71,719
Total liabilities and
shareholders' equity	$796,446	$615,162

Interest rate spread					3.66%	3.74%
Net interest margin					4.26%	4.21%

Net interest income (taxable equivalent basis)			7,769	6,209
Less: Taxable equivalent adjustment			263	275
Net interest income			$7,506	$5,934

Index

Net Interest Income Analysis
For the Nine Months Ended September 30, 2006 and 2005
(in thousands, except rates)
	Average Balance		Interest Income/Expense		Yield/Rate

	2006	2005	2006	2005	2006	2005
Loans:
Commercial	$86,946	$67,908	$4,749	$3,434	7.28%	6.74%
Real estate	410,231	334,088	21,696	14,705	7.05	5.87
Consumer	12,689	12,944	871	879	9.15	9.05
Total loans	509,866	414,940	27,316	19,018	7.14	6.11

Securities:
Federal agencies	97,630	78,400	2,832	1,807	3.87	3.07
Mortgage-backed	21,614	26,669	742	854	4.58	4.27
State and municipal	47,160	52,440	1,980	2,327	5.60	5.92
Other	11,523	15,669	474	569	5.48	4.84
Total securities	177,927	173,178	6,028	5,557	4.52	4.28

Deposits in other banks	15,088	6,845	534	153	4.72	2.98

Total interest-earning assets	702,881	594,963	33,878	24,728	6.43	5.54

Non-earning assets	52,420	23,644

Total assets	$755,301	$618,607

Deposits:
Demand	$107,051	$79,113	1,148	333	1.43	0.56
Money market	47,361	45,088	834	490	2.35	1.45
Savings	79,874	82,141	712	444	1.19	0.72
Time	252,420	190,715	6,850	3,601	3.62	2.52
Total deposits	486,706	397,057	9,544	4,868	2.61	1.63

Repurchase agreements	41,683	43,287	1,020	617	3.26	1.90
Other borrowings	31,476	20,218	1,345	719	5.70	4.74
Total interest-bearing
liabilities	559,865	460,562	11,909	6,204	2.84	1.80

Noninterest bearing
demand deposits	102,177	84,174
Other liabilities	3,728	2,512
Shareholders' equity	89,531	71,359
Total liabilities and
shareholders' equity	$755,301	$618,607

Interest rate spread					3.59%	3.74%
Net interest margin					4.17%	4.15%

Net interest income (taxable equivalent basis)			21,969	18,524
Less: Taxable equivalent adjustment			733	831
Net interest income			$21,236	$17,693

Index

Allowance and Provision for Loan Losses

The purpose of the allowance for loan losses is to provide for losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The Company’s lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Company’s Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Company’s Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

The Company’s Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses. Among other factors, the Committee on a quarterly basis considers the Company’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions. The Audit and Compliance Committee and the Board of Directors review the allowance calculation quarterly.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective, and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified potential losses.

The allowance is supplemented to adjust for imprecision (particularly in commercial, commercial real estate and construction lending) and to provide for a range of possible outcomes inherent in estimates used for the allocated allowance. This reflects the result of management’s judgment of risks inherent in the portfolio, economic uncertainties and other qualitative factors, including economic trends in the Company’s regions.

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period. Furthermore, management cannot provide assurance that, in any particular period, the Company will not have sizeable credit losses in relation to the amount reserved. Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends and ongoing internal and external examination processes.

The Southside Virginia market, in which the Company has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. Increased global competition has negatively impacted the local textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.

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

The provision for loan losses decreased from $180,000 in the third quarter of 2005 to $125,000 in the third quarter of 2006, and decreased from $720,000 during the first nine months of 2005 to $605,000 for the first nine months of 2006.

The allowance for loan losses was $8,170,000 at September 30, 2006, an increase of 33.7% over the $6,109,000 recorded at December 31, 2005. This increase is due largely to the allowance acquired as a result of the acquisition of Community First. The allowance acquired was $1,598,000, or 77.5% of the $2,061,000 increase since December 31, 2005. The remaining portion of the increase since December 31, 2005 relates to applying the Company’s allowance for loan losses methodology, using adjusted qualitative factors for the Lynchburg market,  to the former Community First loans and to other risk grade changes. The allowance represented 1.49% of loans at September 30, 2006, in comparison to 1.46% at December 31, 2005. Management believes the allowance for loan losses is adequate to absorb losses inherent in the Company’s loan portfolio at September 30, 2006. More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Index

Noninterest Income

Noninterest income rose 11.9% from $1,911,000 in the third quarter of 2005 to $2,138,000 in the third quarter of 2006. The increase is primarily the result of higher trust and investment services fees, service charges on deposit accounts, and other income. Noninterest income for the first nine months of 2006 was $6,306,000, up $370,000 or 6.2% over the first nine months of 2005. During the first six months of 2005, the Company received $375,000 of nonrecurring income from the sale of its membership in a debit card processor.

Fees from the management of trusts, estates, and asset management accounts totaled $843,000 in the third quarter of 2006, up 15.3% from $731,000 for the same period in 2005. For the first nine months of 2006, these fees increased $265,000 or 11.9% over the comparable 2005 period. These increases were due primarily to new account activity and fee structure changes.

Service charges on deposit accounts were $696,000, up from $628,000 for the third quarter of 2005, and increased 10.2% or $185,000 in the first nine months of 2006 over the first nine months of 2005, due primarily to the acquisition of Community First.

Other fees and commissions were up $10,000 from the third quarter of 2005 to 2006, and increased $87,000, or 10.9% from $801,000 in the first nine months of 2005 to $888,000 in the first nine months of 2006. The growth in this category for the nine-month period was largely due to increased retail brokerage sales.

Mortgage banking income represents fees from originating, selling and brokering residential mortgage loans. Mortgage banking income was $172,000 for the third quarter of 2006, a decrease of 19.2% from the third quarter of 2005. Mortgage banking income for the first nine months of 2006 increased $30,000, or 6.3% from the same period of 2005. Mortgage banking income during the third quarter of 2005 included approximately $31,000 from mortgage loans produced in the Greensboro, North Carolina market. The Company was not active with secondary mortgage lending in that market during the third quarter of 2006.

Other noninterest income increased $69,000 in the third quarter of 2006 over the comparable quarter of 2005. For the nine month period, other noninterest income decreased $199,000 primarily due to $320,000 the Company received in the first quarter of 2005 from the sale of its membership in a debit card processor.

Noninterest Expense

Noninterest expense increased $695,000 from the third quarter of 2005 to 2006, and $2,223,000 from the first nine months of 2005 to 2006, due in large part to the impact of the Community First acquisition, the Company’s initial expansion into the Lynchburg, Virginia market in 2005.
For the nine months ended September 30, 2006, noninterest expense was $14,856,000, up 17.6% from $12,633,000 during the first nine months of 2005.

Salaries increased $129,000 or 5.8% in the third quarter of 2006 as compared to the same period in 2005. For the first nine months of 2006, salaries increased $719,000 or 11.7% as compared to the first nine months of 2005. Pension and employee benefits increased $140,000 or 27.5% from the third quarter of 2005 and increased $491,000 or 33.2% in the first nine months of 2006 compared to the same period in 2005. Both salaries and pension and employee benefits increased primarily due to additional staff associated with operating the four Community First offices.

Occupancy and equipment expense increased $144,000 or 22.8% in the third quarter of 2006 as compared to the same period in 2005. For the first nine months of 2006, occupancy and equipment expense increased $300,000 or 16.1% compared to the same period of 2005. This increase is primarily due to the additional four branch offices of Community First obtained in the acquisition.

Core deposit intangible amortization expense increased during the third quarter of 2006 by $46,000 over the comparable period of 2005 which was related to the Community First merger.

Other noninterest expense increased $201,000 in the third quarter of 2006 compared to the third quarter of 2005 and increased $646,000 or 26.7% during the first nine months of 2006 when compared to the same period in 2005. This increase is due primarily to nonrecurring merger expenses and the general expenses associated with servicing the customer base obtained with the Community First merger.

Income Tax Provision

The effective tax rate for the third quarter of 2006 was 29.6% compared to 28.8% for the same period of 2005. For the first nine months of 2006 and 2005, the effective tax rates were 29.6% and 28.8%, respectively. The effective tax rate is lower than the statutory rate primarily due to the effect of the Company’s ownership of tax-exempt state and municipal securities.

Index

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average securities increased $8,572,000, or 5.1% during the third quarter of 2006, as compared to the same period in 2005, due largely to the addition of securities from the Community First acquisition. Average securities increased $4,749,000 or 2.7% during the first nine months of 2006 from the same period in 2005.

Loans

Average loans were $545,991,000 during the third quarter of 2006, compared with $413,647,000 in the third quarter of 2005. For the first nine months of 2006, average loans increased 22.9% over 2005. The increase in loans is primarily the result of the Community First acquisition.

Asset Quality, Credit Risk Management, and Nonperforming Assets

Management identifies specific credit risks through its periodic analysis of the loan portfolio and monitors general risks arising from economic trends, market values, and other external factors. The Company maintains an allowance for loan losses, which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the section "Allowance and Provision for Loan Losses" are considered in determining the adequacy of the allowance.

The Company uses certain practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, (e) review of loans by a Loan Review department which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented 1.02% of total loans at September 30, 2006, and 1.02% at December 31, 2005. Of the loans 90 days or more past due at September 30, 2006, approximately $1,044,000 represented one loan which has since been paid.

The following table summarizes nonperforming assets (in thousands):

	September 30	December 31
	2006	2005
Loans 90 days or more past due	$1,276	$56
Nonaccrual loans	4,345	4,217
Foreclosed real estate	312	188
Nonperforming assets	$5,933	$4,461

  There were no troubled debt restructurings at September 30, 2006 or December 31, 2005.

Index

Liquidity

Liquidity is the measure of the Company’s ability to generate sufficient funds to meet customer demands for loans and the withdrawal of deposit balances. Liquidity sources include cash and amounts due from banks, interest-bearing deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturities and sales of securities. Management believes that these sources provide sufficient and timely liquidity.

Management monitors and plans the Company’s liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to manage the future liquidity needs of the Company.

The Company’s net liquid assets, which includes cash and due from banks and unpledged securities available-for-sale, less the Company’s reserve requirement, to liabilities ratio was 12.7% at September 30, 2006 and 18.6% at December 31, 2005. Both of these ratios reflect adequate liquidity for the respective periods.

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets. This amounted to a line of credit in the amount of $237,560,000 at September 30, 2006. Borrowings under the line were $32,500,000 at September 30, 2006. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, and home equity lines of credit. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.

As of  September 30, 2006, the Company had variable-rate overnight borrowings of $17,375,000 and fixed-rate term borrowing contracts with the FHLB with the following final maturities (in thousands):

Amount	Expiration Date

$ 1,000	July 2007
3,000	June 2008
5,000	August 2008
5,000	April 2009
1,125	March 2014
$15,125

The Company also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at September 30, 2006.

Index

Deposits

Average deposits were $616,547,000 during the recently completed quarter, up from $476,562,000 during the comparable quarter of 2005. Comparing the first nine months of 2006 with the first nine months of 2005, average deposits increased $107,652,000, or 22.4%. The increase in deposits was primarily the result of the Community First acquisition.

Off-Balance Sheet Transactions

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	September 30, 2006	December 31, 2005

Commitments to extend credit	$162,773	$116,898
Standby letters of credit	3,336	2,625
Commitments to purchase securities	-	-
Mortgage loan rate-lock commitments	1,170	1,716

Commitments to extend credit to customers represent legally binding agreements with fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being funded, the total commitment amounts do not necessarily represent future funding requirements. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The increase in commitments to extend credit from December 31, 2005 to September 30, 2006 relates primarily to the acquisition of Community First.

At September 30, 2006, the Company had rate lock commitments to originate mortgage loans amounting to approximately $1,170,000 and loans held for sale of $1,158,000. The Bank has entered into commitments, on a best-effort basis, to sell loans of approximately $2,328,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Bank does not expect any counterparties to fail to meet its obligations.

Contractual Obligations

The most significant change in the Company’s contractual obligations since December 31, 2005 is represented by the issuance of $20,619,000 of debt securities as described in Note 2. The proceeds of the debt securities were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Company in connection with the Company’s acquisition of that company, and for general corporate purposes.

Index

Capital

In the third quarter of 2006, the Company declared and paid a quarterly cash dividend of $.22 per share.

On August 15, 2006, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 125,000 shares of the Company’s common stock between August 16, 2006 and August 21, 2007. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company. Since December 31, 2005, 34,200 shares were repurchased.

One measure of a financial institution’s capital strength is the ratio of shareholder’s equity to assets. Shareholders’ equity was 11.97% of assets at September 30, 2006 and 11.78% at September 30, 2005. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder's equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The guidelines require that total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At September 30, 2006, the Company's Tier I and total capital ratios were 15.62% and 16.88%, respectively. At December 31, 2005, these ratios were 16.25% and 17.57%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Company's leverage ratios were 11.72% and 11.94% at September 30, 2006 and December 31, 2005, respectively. The leverage ratio has a regulatory minimum of 3%, with most institutions required to maintain a ratio one to two percent above the 3% minimum depending upon risk profiles and other factors.

As mandated by the Federal Deposit Insurance Company Act of 1991 ("FDICIA"), the following five capital categories are identified for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5% and not be subject to capital directive orders. Management believes, as of September 30, 2006, that the Company met the requirements to be considered “well capitalized.”

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. The most significant effect of inflation is on other expenses that tend to rise during periods of inflation. Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

Index

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Effectively managing market risk is essential to achieving the Company’s financial objectives. Market risk reflects the risk of economic loss resulting from adverse changes in interest rates and market prices. The Company is generally not subject to currency exchange risk or commodity price risk.

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

The Company uses simulation analysis to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account current balance sheet volumes and the scheduled maturities and payments of assets and liabilities. It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid. Based on this information, the model projects net interest income under multiple interest rate scenarios.

Management cannot predict future interest rates or their exact effect on net interest income. Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Assets and liabilities may react differently than projected to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Estimates of withdrawal activity for money market deposits, savings, and checking accounts may vary significantly from actual experience.

The Company is also subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company’s interest rate sensitivity position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

There have been no material changes to market risk as disclosed in the Company’s 2005 Annual Report on Form 10-K. Refer to those disclosures for further information.

ITEM 4. -  DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item:
1.	Legal Proceedings
The nature of the business of the Company ordinarily results in a certain amount of litigation. The Company is involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial position or consolidated results of operations of the Company.

1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended September 30, 2006
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 - August 15	-	$-	-	157,410
				New term started
August 16 - 31	800	23.26	800	124,200
September 1 - 30	2,200	23.38	2,200	122,000
	3,000	$23.35	3,000

On August 15, 2006, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 125,000 shares of the Company’s common stock between August 16, 2006 and August 21, 2007. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company.

3.	Defaults Upon Senior Securities
None

4.	Submission of Matters to a Vote of Security Holders
None

5. Other Information
(a) Required 8-K disclosures
None
(b) Changes in Nominating Process
None

Index

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - November 9, 2006	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - November 9, 2006	Chief Financial Officer