Form 10-K
period 2006-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2007-03-15
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ___________________

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

            Common Stock, $1 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2006, based on the closing price, was $122,712,815.

The number of shares of the Registrant’s Common Stock outstanding on March 7, 2007 was 6,160,223.

DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 24, 2007 are incorporated by reference in Part III of this report.

_______________________________

*The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors - Board of Directors and Committees—The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Index

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders. The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The information required by Item 13 is incorporated herein by reference to the information that appears under the heading “Related Party Transactions,” and “Election of Directors - Board Independence” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART I
FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared. Factors that may cause actual results to differ materially from those expected include the following:

•
General economic or business conditions, either nationally or in the market areas in which the Company does business, may be less favorable than expected, resulting in such things as deterioration in credit quality, reduced demand for credit, and reductions in depositors’ account balances.

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

ITEM 1 - BUSINESS

The Company is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984. On September 1, 1984, American National Bankshares Inc. acquired all of the outstanding capital stock of American National Bank and Trust Company, a national banking association chartered in 1909 under the laws of the United States. American National Bank and Trust Company is the only banking subsidiary of American National Bankshares Inc. In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of American National Bankshares Inc. was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration. Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”). In April 2006, the Company finalized the acquisition of Community First and acquired 100% of the preferred and common stock. Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson and Amherst Counties. The reported annual results of operations as of December 31, 2006 for the Company include Community First since the date of acquisition. The Company entered into the merger agreement with Community First because it believed the merger to be consistent with its expansion strategy to target entry into strong markets that logically extend its existing footprint. The Company had previously opened a full service banking office in the Lynchburg area and was considering opening additional offices in that area.

The operations of the Company are conducted at eighteen retail offices. These offices serve Danville, Pittsylvania County, Martinsville, Henry County, South Boston, Halifax County, Lynchburg, Bedford, Bedford County, Campbell County, and portions of Nelson County in Virginia, along with portions of Caswell County in North Carolina. The Company also operates a loan production office in Greensboro, North Carolina. American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through twenty-three ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Index

Competition and Markets

Vigorous competition exists in the Company’s service area. The Company competes not only with other commercial banks but also with diversified financial institutions, credit unions, money market and mutual fund providers, mortgage lenders, insurance companies, and finance companies. The Company has the largest deposit market share in the City of Danville.

The Southside Virginia market, in which the Company has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector. Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production. Unemployment as a percent of the workforce remains greater than that of other regions of Virginia. Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans and certain depositors to maintain account balances. To mitigate this risk and to establish a platform for higher growth, the Company opened a loan production office in Greensboro, North Carolina during 2004, and a full service office in Bedford County, Virginia, serving the Lynchburg area, during 2005. The Company continued the expansion into the Lynchburg area by acquiring Community First Financial Corporation in April 2006.

Supervision and Regulation

The Company is extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Company and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company are impossible to determine with any certainty. A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company.

American National Bankshares Inc.

American National Bankshares Inc. is qualified as a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”). The BHC Act permits a financial holding company to engage in a variety of financial activities, some of which are not permitted for other bank holding companies that are not financial holding companies. As a bank holding company, American National Bankshares Inc. is required to file various reports and additional information with the FRB and is also subject to examinations by the FRB.

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

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHC’s. In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized, well managed, and have achieved a rating of “satisfactory” or better under the Community Reinvestment Act (the “CRA”). Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. American National Bankshares Inc. has not elected to become a financial holding company.

Index

American National Bank and Trust Company

American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System. American National Bank and Trust Company is subject to federal regulation by the Office of the Comptroller of the Currency (the “OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”).

Depository institutions, including American National Bank and Trust Company, are subject to extensive federal and state regulations that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit deposit institutions from engaging in unsafe and unsound banking practices. The standards relate generally to operations and management, asset quality, interest rate exposure, and capital. The agencies are authorized to take action against institutions that fail to meet such standards.

As with other financial institutions, the earnings of American National Bank and Trust Company are affected by general economic conditions and by the monetary policies of the FRB. The FRB exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings. The policies of the FRB have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. They also impact the source and cost of funds and the rates of return on investments. Changes in the FRB’s monetary policies have had a significant impact on the operating results of American National Bank and Trust Company and other financial institutions in the past and are expected to continue to do so in the future; however, the exact impact of such conditions and policies upon the future business and earnings cannot accurately be predicted.

Dividend Restrictions and Capital Requirements

For information regarding the limitation on bank dividends and risk-based capital requirements, refer to Note 19 of the consolidated financial statements. Additional information may be found in the Shareholder’s Equity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FDIC Insurance

American National Bank and Trust Company’s deposits are insured up to $100,000 per insured depositor by the Deposit Insurance Fund of the FDIC. Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 was adopted by Congress. This legislation increased FDIC coverage for retirement accounts to $250,000 and indexed insurance levels for inflation.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law. Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases. Management believes, as of December 31, 2006 and 2005, that the Company met the requirements for being classified as “well capitalized.”

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

Index

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Company is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Company was rated “outstanding” in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Company is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Company to take steps to prevent the use of the Company for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Company is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Employees

At December 31, 2006, the Company employed 253 full-time equivalent persons. The relationship with employees is considered to be good.

Internet Access to Company Documents

The Company provides access to its Securities and Exchange Commission (the “SEC”) filings through a link on the Investor Relations page of the Company’s website at www.amnb.com. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A - RISK FACTORS

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits. It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. Management cannot assure you that it can minimize the Company’s interest rate risk. While an increase in the general level of interest rates may increase the net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and overall profitability.

Index

The Company faces strong competition from financial services companies and other companies that offer banking services which could negatively affect the Company’s business.

Increased competition may result in reduced business for the Company. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area. These competitors include national, regional, and community banks. The Company also faces competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, particularly an economic slowdown in the Company’s market area, could materially and negatively affect the Company’s business.

The Company’s business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, whether caused by national or local concerns, especially within the Company’s market area, could result in the following consequences, any of which could hurt business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

Trust and Investment Services fee revenue is largely dependent on the fair market value of assets under care and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation. When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Trust and Investment Service revenues are negatively impacted as asset values and trading volumes decrease. Neutral economic conditions can also negatively impact revenue when stagnant securities markets fail to attract investors.

A downturn in the real estate market could negatively affect the Company’s business.

A downturn in the real estate market could negatively affect the Company’s business because significant portions (approximately 81% as of December 31, 2006) of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans.

Substantially all of the Company’s real property collateral is located in its market area. If there is a significant decline in real estate values, especially in our market area, the collateral for loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown and an increase in interest rates.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s prospects.

The Company currently depends heavily on the services of a number of key management personnel. The loss of key personnel could materially and adversely affect the results of operations and financial condition. The Company’s success also depends in part on the ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and the Company may not be successful in attracting or retaining the personnel it requires.

Index

The Company is subject to extensive regulation which could adversely affect its business.

The Company’s operations are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Because the Company’s business is highly regulated, the laws, rules, and regulations applicable to it are subject to regular change. There are currently proposed laws, rules, and regulations that, if adopted, would impact the Company’s operations. There can be no assurance that these proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could (i) make compliance much more difficult and expensive, (ii) restrict the ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Company, or (iv) otherwise adversely affect the Company’s business or prospects for business.

The primary source of the Company’s income from which it pays dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Company is limited by various statutes and regulations. It is possible, depending upon the financial condition of the subsidiary bank and other factors, that the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event American National Bank and Trust Company was unable to pay dividends to American National Bankshares Inc., the holding company would likely have to reduce or stop paying common stock dividends. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of the common stock.

A limited trading market exists for the Company’s common stock which could lead to price volatility.

The Company’s common stock is approved for quotation on the NASDAQ Global Select Market, but the trading volume has generally been modest. The limited trading market for the common stock may cause fluctuations in the stock’s market value to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market. In addition, even if a more active market in the Company’s common stock develops, management cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan defaults and non-performing loans. The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results. The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While management believes that the allowance for loan losses is adequate to cover current losses, it cannot assure you that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could adversely affect earnings.

The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide absolute assurance that it will not significantly increase the allowance for loan losses which could materially and adversely affect earnings.

The Company is exposed to operational risk.

The Company is exposed to many types of operational risks, including reputation, legal, and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the actual or alleged conduct in any number of activities, including lending practices, corporate governance, and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect the Company’s ability to attract and retain customers and can expose it to litigation and regulatory action.

Index

Certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company’s necessary dependence upon automated systems to record and process its transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company’s (or its vendors’) business continuity and data security systems prove to be inadequate.

ITEM 2 - PROPERTIES

As of December 31, 2006, the Company maintained eighteen full service offices located in Danville, Pittsylvania County, Martinsville, Henry County, Halifax County, Lynchburg, Campbell County, and Nelson County in Virginia and Caswell County in North Carolina. The Company also operates a loan production office in Greensboro, North Carolina.

The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia. This building, owned by the Company, was originally constructed in 1973 and has three floors totaling approximately 27,000 square feet.

The Company owns a building located at 103 Tower Drive in Danville, Virginia. This three-story facility serves as a retail banking office and houses certain of the Company’s finance, administrative, and operations staff.

The Company owns an office building on 203 Ridge Street, Danville, Virginia, which is leased to Bankers Insurance, LLC. The Company has a minority ownership interest in Bankers Insurance, LLC.

The Company owns eleven other retail office locations for a total of fourteen owned buildings. There are no mortgages or liens against any of the properties owned by the Company. The Company operates twenty-three Automated Teller Machines (“ATMs”) on owned or leased facilities. The Company leases six of the retail office locations and a storage warehouse in Danville. One retail office location in Lynchburg is currently unoccupied.

There were no directors or executive officers with any ownership interest in any leased facility of the Company.

ITEM 3 - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

Index

EXECUTIVE OFFICERS OF THE REGISTRANT

The following lists, as of December 31, 2006, the named executive officers of the registrant, their ages, and their positions.

    Name              Age             Position

Charles H. Majors	61	President and Chief Executive Officer of the Company.

R. Helm Dobbins	55
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Credit Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Credit Officer of American National Bank and Trust Company since June 2003; Executive Vice President and Chief Credit Officer of Citizens Bank and Trust Co. from 1998 to 2003.

Jeffrey V. Haley	46
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Operating Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Administrative Officer of American National Bank and Trust Company.

Neal A. Petrovich	44
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American National Bankshares Inc.; Executive Vice President, Chief Financial Officer, and Cashier of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President, Chief Financial Officer and Cashier of American National Bank and Trust Company since May 2004; Senior Vice President of SouthTrust Bank from 2002 to May 2004; Executive Vice President and Chief Financial Officer of Bank of Tidewater from 1995 to 2002.

Index

ITEM 5 - MARKET FOR RE ITEM 5 - ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.” At December 31, 2006, the Company had 1,738 shareholders of record. The following table presents the high and low closing sales prices for the Company’s common stock and dividends declared for the past two years.

Market Price of the Company’s Common Stock
			Dividends
	Closing Price		Declared
2006	High	Low	Per Share
4th quarter	$23.87	$22.81	$0.22
3rd quarter	24.00	22.45	0.22
2nd quarter	24.02	22.50	0.22
1st quarter	24.07	22.30	0.21
			$0.87

			Dividends
	Closing Price		Declared
2005	High	Low	Per Share
4th quarter	$23.80	$21.29	$0.21
3rd quarter	23.71	22.25	0.21
2nd quarter	25.04	22.28	0.21
1st quarter	24.84	23.85	0.20
			$0.83

The table below presents share repurchase activity during the quarter ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

October 1-31, 2006	3,300	$23.56	3,300	121,700
November 1-30, 2006	-	-	-	121,700
December 1-31, 2006	1,600	23.55	1,600	120,100
	4,900	$23.56	4,900

Stock Option Plan

The Company maintained a stock option plan (the “Plan”) designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals. The Plan was approved by the shareholders at the 1997 Annual Meeting and expired December 31, 2006. The Plan provided for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as non-qualified stock options.

The Plan is administered by a committee of the Board of Directors of the Company comprised of independent Directors. Under the Plan, the committee determines which employees will be granted options, whether such options will be incentive or non-qualified options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock, and when such options became exercisable. In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted.

Stock options became vested and exercisable in the manner specified by the committee. Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant. A review was performed of all stock option grants that verified all options were priced at the closing stock price on the day the option was approved by the Board of Directors and granted.

There were no stock options awarded in 2006. There are no plans at this time to make additional awards.

	December 31, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Option Plan

Equity compensation plans approved by shareholders	201,849	$20.36	-
Equity compensation plans not approved by shareholders	-	-	-
Total	201,849	$20.36	-

The Plan expired December 31, 2006; therefore, there are no shares remaining available for future issuance under the Plan at December 31, 2006.

Index

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2006. The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2001. The two indexes are the NASDAQ Stock Index and the Carson Medlin Company’s Independent Bank Index, consisting of 28 independent community banks located in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia.

	2001	2002	2003	2004	2005	2006
AMERICAN NATIONAL BANKSHARES, INC.	100	143	148	142	141	147
INDEPENDENT BANK INDEX	100	124	168	193	199	230
NASDAQ INDEX	100	69	103	113	115	126

Index

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(in thousands, except per share amounts and ratios)
	2006	2005	2004	2003	2002
Results of Operations:
Interest income	$45,070	$32,479	$30,120	$32,178	$35,135
Interest expense	16,661	8,740	7,479	9,391	12,310
Net interest income	28,409	23,739	22,641	22,787	22,825
Provision for loan losses	58	465	3,095	920	873
Noninterest income	8,458	7,896	6,510	6,671	5,712
Noninterest expense	20,264	17,079	15,011	15,111	14,285
Income before income tax provision	16,545	14,091	11,045	13,427	13,379
Income tax provision	5,119	4,097	3,032	3,914	3,918
Net income	$11,426	$9,994	$8,013	$9,513	$9,461

Period-end Balances:
Securities	$162,621	$165,629	$188,163	$207,479	$163,824
Loans, net of unearned income	542,228	417,087	407,269	406,245	406,403
Deposits	608,528	491,651	485,272	501,688	473,562
Shareholders' equity	94,992	73,419	71,000	71,931	70,736
Shareholders' equity - tangible (a)	69,695	73,287	70,516	70,997	69,352
Assets	777,720	623,503	619,065	644,302	605,859

Per Share Information:
Earnings - basic	$1.91	$1.83	$1.43	$1.67	$1.63
Earnings - diluted	1.90	1.81	1.42	1.65	1.62
Dividends	0.87	0.83	0.79	0.75	0.71
Book value	15.42	13.49	12.86	12.71	12.24
Book value - tangible (a)	11.31	13.47	12.77	12.54	12.00

Ratios:
Return on average assets	1.51%	1.61%	1.26%	1.52%	1.63%
Return on average shareholders' equity	12.72	13.95	11.15	13.52	13.97
Return on average tangible equity (b)	16.58	14.33	11.68	14.18	14.76
Net interest margin - taxable equivalent	4.20	4.17	3.90	3.98	4.28
Average shareholders' equity/average assets	11.85	11.57	11.34	11.27	11.64
Net charge-offs to average loans	0.10	0.56	0.10	0.30	0.15
Allowance for loan losses to period-end loans	1.34	1.46	1.96	1.30	1.38
Nonperforming assets to total assets	0.45	0.72	1.35	0.56	0.09

(a) - Excludes goodwill and other intangible assets
(b) - Excludes amortization expense, net of tax, of intangible assets

Index

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company. The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

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

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date. The allowance and reserve is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based on estimates that can and do change. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff, and economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included in other liabilities.

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  The annual impairment analysis for goodwill and core deposit intangibles acquired with the acquisition of Community First is scheduled for the second quarter of 2007. Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on an independent valuation by a qualified third party, are being amortized over their estimated lives. Amortization expense charged to operations was $414,000 and $353,000 for the twelve month periods ended December 31, 2006 and 2005, respectively.

Index

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with eighteen full service offices serving the areas of Danville, Pittsylvania County, Martinsville, Henry County, South Boston, Halifax County, Lynchburg, Bedford, Bedford County, Campbell County, and portions of Nelson County in Virginia, along with portions of Caswell County in North Carolina. The Company also operates a loan production office in Greensboro, North Carolina.

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through twenty-three ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking. Additional information is available on the Company’s website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

The Company specializes in providing financial services to businesses and consumers. Current priorities are to:
• increase the size of the loan portfolio without sacrificing credit quality or pricing,
• grow checking, savings and money market deposits,
• increase fee income, and
• continue to control costs.

ANALYSIS OF OPERATING RESULTS

The results of operations for the year ended December 31, 2006, include the affect of the acquisition of Community First Financial Corporation, which occurred April 1, 2006, and do not include the results of operations of Community First prior to April 1, 2006.

Net Interest Income

Net interest income, the Company’s largest source of revenue, is the excess of interest income recorded on interest earning assets over interest expense recorded on interest bearing liabilities. Net interest income is influenced by a number of factors, including the volume and mix of interest earning assets and interest bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis. Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities.

Net interest income on a tax-equivalent basis increased $4,556,000, or 18.4% from 2005 to 2006. The net interest margin, on a taxable equivalent basis, improved slightly from 4.17% to 4.20%.

The improvement in net interest income was due largely to the acquisition of Community First, which significantly increased the Company’s interest earning assets. The Bank’s highest yielding assets, loans, increased on average from $414,600,000 to $513,500,000, a 23.9% increase. Net interest income for 2006 also includes a positive impact of $313,000 related to the valuation of the loans acquired from Community First. Similarly, interest expense reflects a $153,000 reduction related to the valuation of certain Community First deposits. Beginning April 1, 2006, the loan valuation is being amortized over fifty-two months and the deposit valuation over thirteen months. Excluding these adjustments, the interest margin was 4.10% in 2006.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of trust preferred securities during the second quarter of 2006. Interest expense associated with these securities was $1,007,000 for 2006.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the years 2004 through 2006. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)
	Average Balance			Interest Income/Expense			Average Yield/Rate

	2006	2005	2004	2006	2005	2004	2006	2005	2004
Loans:
Commercial	$84,676	$74,202	$94,643	$6,481	$4,627	$4,992	7.65%	6.24%	5.27%
Real Estate	416,530	327,888	290,884	29,813	20,155	16,237	7.16	6.15	5.58
Consumer	12,287	12,490	18,168	1,152	1,132	1,664	9.38	9.06	9.16
Total loans	513,493	414,580	403,695	37,446	25,914	22,893	7.29	6.25	5.67

Securities:
Federal agencies	94,589	77,609	99,263	3,745	2,414	3,169	3.96	3.11	3.19
Mortgage-backed	21,197	25,614	23,842	988	1,099	1,046	4.66	4.29	4.39
State and municipal	46,735	51,943	52,247	2,624	3,049	3,059	5.61	5.87	5.85
Other	11,059	15,273	19,776	621	715	923	5.62	4.68	4.67
Total securities	173,580	170,439	195,128	7,978	7,277	8,197	4.60	4.27	4.20

Deposits in other banks	12,922	9,782	10,092	620	376	132	4.80	3.84	1.31

Total interest earning assets	699,995	594,801	608,915	46,044	33,567	31,222	6.58	5.64	5.13

Nonearning assets	57,807	24,273	25,036

Total assets	$757,802	$619,074	$633,951

Deposits:
Demand	$105,320	$82,121	$73,338	$1,513	$539	$269	1.44%	0.66%	0.37%
Money market	48,124	44,685	53,305	1,180	715	428	2.45	1.60	0.80
Savings	77,445	81,641	83,814	963	629	439	1.24	0.77	0.52
Time	255,856	189,467	204,945	9,693	5,019	4,843	3.79	2.65	2.36
Total deposits	486,745	397,914	415,402	13,349	6,902	5,979	2.74	1.73	1.44

Repurchase agreements	40,970	42,757	46,787	1,384	901	528	3.38	2.11	1.13
Other borrowings	33,087	19,474	20,931	1,928	937	972	5.83	4.81	4.64
Total interest bearing
liabilities	560,802	460,145	483,120	16,661	8,740	7,479	2.97	1.90	1.55

Noninterest bearing
demand deposits	102,117	84,670	76,123
Other liabilities	5,059	2,621	2,846
Shareholders' equity	89,824	71,638	71,862
Total liabilities and
shareholders' equity	$757,802	$619,074	$633,951

Interest rate spread							3.61%	3.74%	3.58%
Net interest margin							4.20%	4.17%	3.90%

Net interest income (taxable equivalent basis)				29,383	24,827	23,743
Less: Taxable equivalent adjustment				974	1,088	1,102
Net interest income				$28,409	$23,739	$22,641

Index

Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest earning assets and interest bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

Table 2 - Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	2006 vs. 2005			2005 vs. 2004
	Interest	Change		Interest	Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,854	$1,144	$710	$(365)	$820	$(1,185)
Real Estate	9,658	3,652	6,006	3,918	1,736	2,182
Consumer	20	39	(19)	(532)	(17)	(515)
Total loans	11,532	4,835	6,697	3,021	2,539	482
Securities:
Federal agencies	1,331	739	592	(755)	(80	(675)
Mortgage-backed	(111)	89	(200)	53	(23)	76
State and municipal	(425)	(129)	(296)	(10)	8	(18)
Other securities	(94)	126	(220)	(208)	3	(211)
Total securities	701	825	(124)	(920)	(92)	(828)
Deposits in other banks	244	106	138	244	248	(4)
Total interest income	12,477	5,766	6,711	2,345	2,695	(350)

Interest expense
Deposits:
Demand	974	787	187	270	234	36
Money market	465	406	59	287	366	(79)
Savings	334	368	(34)	190	202	(12)
Time	4,674	2,576	2,098	176	559	(383)
Total deposits	6,447	4,137	2,310	923	1,361	(438)
Repurchase agreements	483	522	(39)	373	422	(49)
Other borrowings	991	230	761	(35)	34	(69)
Total interest expense	7,921	4,889	3,032	1,261	1,817	(556)
Net interest income	$4,556	$877	$3,679	$1,084	$878	$206

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s Asset/Liability Investment Committee (“ALCO”) is primarily responsible for establishing asset and liability strategies and for monitoring and controlling liquidity and interest rate risk within established policy guidelines. ALCO is also responsible for evaluating the competitive interest rate environment and reviewing investment securities transactions.

Index

The interest rate sensitivity position at December 31, 2006 is illustrated in the following table. The table presents the carrying amount of assets and liabilities in the periods they are expected to reprice or mature.

Table 3 - Interest Rate Sensitivity Gap Analysis
December 31, 2006
(dollars in thousands)

	Within	> 1 Year	> 3 Year
	1 Year	to 3 Years	to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$1,749	$-	$-	$-	$1,749
Securities (1)	50,161	37,887	48,622	27,033	163,703
Loans (2)	306,269	127,155	74,747	35,719	543,890
Total interest
sensitive assets	358,179	165,042	123,369	62,752	709,342

Interest sensitive liabilities:
Checking and savings deposits	176,687	-	-	-	176,687
Money market deposits	50,948	-	-	-	50,948
Time deposits	179,367	68,007	26,611	23	274,008
Repurchase agreements	33,368	-	-	-	33,368
Federal Home Loan Bank advances	1,000	13,000		1,087	15,087
Trust preferred capital notes	-	-	-	20,619	20,619
Total interest
sensitive liabilities	441,370	81,007	26,611	21,729	570,717

Interest sensitivity gap	$(83,191)	$84,035	$96,758	$41,023	$138,625

Cumulative interest sensitivity gap	$(83,191)	$844	$97,602	$138,625

Percentage cumulative gap
to total interest sensitive assets	(11.7)%	0.1%	13.8%	19.5%

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

Index

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2006, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.

Table 4 - Estimated Changes in Net Interest Income
(dollars in thousands)

	As of December 31, 2006
Change in	Changes in
Interest	Net interest Income (1)
Rates	Amount	Percent

Up 2%	$388	1.33%
Up 1%	366	1.26
Down 1%	(462)	(1.59)
Down 2%	(603)	(2.07)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.

The projected changes in net interest income due to simulated changes in interest rates at December 31, 2006, were within established policy guidelines. Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates and decrease when interest rates are lower than current rates.

Management cannot predict future interest rates or their exact effect on net interest income. Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results. Certain limitations are inherent in such computations. Assets and liabilities may react differently than projected to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates. Also, the methodology uses estimates of various rates of withdrawal for money market deposits, savings, and checking accounts, which may vary significantly from actual experience. The Company is subject to prepayment risk, particularly in falling interest rate environments or in environments where the slope of the yield curve is relatively flat or negative. Such changes in the interest rate environment can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company’s interest rate sensitivity position. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

Noninterest Income

Noninterest income was $8,458,000 in 2006, compared with $7,896,000 in 2005 and $6,510,000 in 2004. The increase of $562,000 for 2006 is largely due to an increase in trust fees, increases in deposit account service charge income, increased mortgage banking revenue, and income from bank owned life insurance policies acquired from Community First.

Fees from the management of trusts, estates, and asset management accounts totaled $3,374,000 in 2006, up from $3,012,000 in 2005, and $2,976,000 in 2004. These increases were due primarily to new account activity and fee structure changes.

Service charges on deposit accounts were $2,654,000 in 2006, up from $2,446,000 in 2005, and $2,411,000 in 2004. The increase for 2006 was due primarily to the acquisition of Community First.

Other fees and commissions were $1,163,000 in 2006, $1,078,000 in 2005, and $888,000 in 2004. Brokerage and insurance commissions, check cashing fees, non-customer ATM fees, debit and merchant credit card fees, safe deposit box rent, wire transfer fees, and letter of credit fees represent the majority of the income in this category. The growth in 2006 was largely due to increased debit card and wire transfer activity, both as a result of the acquisition of Community First. There was also an increase in letter of credit fees, due largely to one letter of credit. There was a decrease in check cashing fees from 2005 to 2006. This was due to discontinuance of a tax refund check cashing arrangement in which the Company collected a fee.

Index

Mortgage banking income represents fees from originating, selling, and brokering residential mortgage loans. Mortgage banking income was $709,000 in 2006, $665,000 in 2005, and $612,000 in 2004. Changes in interest rates directly impact the volume of mortgage activity and, in turn, the amount of mortgage banking fee income earned.

Securities are sold from time to time for balance sheet management purposes or because an investment no longer meets the Company’s policy requirements. Net gains on sales of securities were $62,000 in 2006, $53,000 in 2005, and $157,000 in 2004.

Other income was $496,000 in 2006, $642,000 in 2005, and $451,000 in 2004. In 2006, the Company obtained Bank Owned Life Insurance (“BOLI”) with the Community First acquisition. BOLI income during 2006 was $100,000. Dividends from Virginia Bankers Insurance and Virginia Title Center increased $58,000, which also contributed to the increase in 2006. During 2005, the Company earned income of $375,000 from the sale of a bankcard processor, of which the Company was a member. Other income in 2004 included gains from the sale or disposal of real estate, including a former branch site.

Noninterest Expense

Noninterest expense was $20,264,000 in 2006, compared with $17,079,000 in 2005, and $15,011,000 in 2004.

Salary expense totaled $9,520,000 in 2006, $8,453,000 in 2005, and $6,795,000 in 2004. The increase in salaries for 2006 was due largely to the acquisition of Community First. Profit sharing and incentive expense was $867,000 in 2006, $866,000 in 2005, and $30,000 in 2004.

Pension and other employee benefit expense increased $531,000 from 2005 to 2006, and increased $276,000 from 2004 to 2005. The increase in 2006 was due primarily to the acquisition of Community First and an increase in pension and other employee benefit expenses. The 2005 increase was impacted by the opening of the Bedford County office and higher costs for employee medical benefits.

Occupancy and equipment expense increased $501,000 or 20.2% in 2006 over 2005, and increased $19,000 or .78% in 2005 over 2004. The increase in 2006 includes increases in depreciation expense of $127,000, rent of $110,000, building maintenance of $113,000, utilities and property taxes of $61,000, and software maintenance of $48,000. The increase in 2006 was due primarily to the acquisition of Community First.

Bank franchise tax expense was $651,000 in 2006, compared with $543,000 in 2005 and $555,000 in 2004. This expense is based in large part on the level of shareholders’ equity at the end of the previous year. Accordingly, due to the higher level of shareholder’s equity at December 31, 2006, related primarily to the Community First acquisition, bank franchise tax expense is expected to increase significantly in 2007.

Core deposit intangible expense was $414,000 in 2006, $353,000 in 2005, and $450,000 in 2004. The expense for 2005 and 2004 represents the amortization of the premium paid for deposits acquired at the Gretna office in 1995 and the Yanceyville office in 1996. The core deposit intangible associated with these acquisitions was amortized on a straight-line basis over a ten-year period. The amortization of the Gretna office deposits was complete in 2005 and those for the Yanceyville office were complete in 2006. The amortization of the core deposit intangible asset related to the Community First acquisition was $283,000 in 2006. Beginning April 2006, this asset is being amortized on a straight-line basis over ninety-nine months.

Other expense increased $917,000 or 28% from 2005 to 2006, and $224,000 or 7.3% from 2004 to 2005. The 2005 increase was due in large part to the opening of the new office in Bedford County, increased legal fees associated with loan collection and other activities, and higher expenses for electronic banking services. The increase for 2006 included $123,000 for the establishment of a reserve for unfunded loan commitments. The Company also experienced increases in Internet banking fees, external data processing fees, and telephone fees related to the acquisition of Community First. Trust expense increased $117,000 in 2006 related to costs of outside investment management services and increased trust operational activity.

Income Tax Provision

Income taxes on 2006 earnings amounted to $5,119,000, resulting in an effective tax rate of 30.9%, compared to 29.1% in 2005 and 27.5% in 2004. The Company was subject to a blended Federal tax rate of 34.4% in 2006, 34.3% in 2005, and 34.1% in 2004. The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes. The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Index

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

The securities portfolio consists primarily of investments for which an active market exists. The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.

Table 5 - Securities Portfolio
This table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last 3 years:
	2006		2005		2004
		Taxable		Taxable		Taxable
( in thousands, except yields)	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$36,969	3.92%	$27,005	2.77%	$12,012	3.98%
1 to 5 years	45,432	4.62	44,353	3.49	56,456	2.87
5 to 10 years	6,706	4.67	10,905	4.55	18,997	3.80
Over 10 years	-	-	-	-	-	-
Total	89,107	4.34	82,263	3.40	87,465	3.22

Mortgage-backed:
Within 1 year	-	-	-	-	24	5.62
1 to 5 years	4,460	4.51	4,142	4.18	3,770	4.32
5 to 10 years	8,345	4.83	10,227	4.78	13,482	4.47
Over 10 years	6,805	5.06	6,908	4.11	12,033	4.32
Total	19,610	4.84	21,277	4.44	29,309	4.39

State and Municipal:
Within 1 year	1,330	6.69	3,395	6.30	3,849	5.89
1 to 5 years	23,036	5.15	23,321	5.65	18,730	6.03
5 to 10 years	16,550	5.16	19,446	5.06	26,886	4.97
Over 10 years	5,179	6.03	3,040	6.15	4,257	6.15
Total	46,095	5.30	49,202	5.49	53,722	5.51

Other Securities:
Within 1 year	1,005	6.06	4,511	6.09	2,706	6.03
1 to 5 years	1,485	3.32	3,514	4.91	8,070	5.58
5 to 10 years	-	-	-	-	-	-
Over 10 years	6,401	6.21	5,952	3.62	6,551	2.43
Total	8,891	5.71	13,977	4.74	17,327	4.46

Total portfolio	$163,703	4.74%	$166,719	4.26%	$187,823	4.17%

From 2005 to 2006, average securities increased from $170,400,000 to $173,600,000.

Index

Loans

The Company focuses its lending efforts on commercial loans to small and medium-sized businesses, construction and commercial real estate loans, equity lines, and residential mortgages. Average loans increased $98,900,000, or 23.9%, from 2005 to 2006. This increase is due largely to the acquisition of Community First. Average loans increased $10,900,000, or 2.7% from 2004 to 2005.

Loans held for sale are loans originated and in process of being sold to the secondary market. These loans are sold servicing released and totaled $1,662,000 at December 31, 2006, and $714,000 at December 31, 2005.

The following table provides loan balances, percentage of portfolio (excluding loans held for sale), and the percentage change since December 31, 2005 of loans booked by region.

	As of December 31, 2006
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2005

Danville region	$215,820	39.80%	(5.05)%

Lynchburg region	145,420	26.82	2,023.15

Southside region:
Martinsville and Henry County	98,420	18.15	(9.01)

Halifax and Pittsylvania County	61,320	11.31	11.10

Greensboro area	21,220	3.92	28.04

Total loans	$542,200	100.00%

The Company does not participate in highly leveraged lending transactions, as defined by bank regulations, and there are no loans of this nature recorded in the loan portfolio. The Company has no foreign loans in its portfolio. At December 31, 2006, the Company had no loan concentrations (loans to borrowers engaged in similar activities) which exceeded 10% of total loans.

Table 6 illustrates loans by type.

Table 6 - Loans

	As of December 31,
	2006	2005	2004	2003	2002
(in thousands)
Real estate:
Construction and land development	$69,404	$50,092	$34,101	$12,790	$9,208
Commercial	186,639	142,968	147,653	136,395	115,077
1-4 family residential	131,126	94,405	91,672	94,032	92,334
Home equity	52,531	42,178	42,620	42,197	37,571
Total real estate	439,700	329,643	316,046	285,414	254,190

Commercial and industrial	91,511	76,735	75,847	97,114	120,164
Consumer	11,017	10,709	15,376	23,717	32,049

Total loans	$542,228	$417,087	$407,269	$406,245	$406,403

The Company conducted an equity line special promotion during 2006 which contributed to the growth in the home equity portfolio.

Index

Table 7 presents the maturity schedule of selected loan types.

Table 7 - Scheduled Loan Maturities
December 31, 2006
(in thousands)

	Commercial
	and	Real Estate
	Agricultural	Construction	Total

1 year or less	$56,001	$54,331	$110,332
1-5 years	30,740	14,564	45,304
After 5 years	4,770	509	5,279
Total	$91,511	$69,404	$160,915

Of the loans due after one year, $36,513 have predetermined interest rates and $14,070 have floating or adjustable interest rates.

Asset Quality and Credit Risk Management

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The Company’s lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Company’s Credit Policy. The risk ratings are reviewed for accuracy, on a sample basis, by the Company’s Loan Review department, which operates independently of loan production. These risk ratings are used in calculating the level of the allowance for loan losses.

The Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses. Among other factors, that Committee, on a quarterly basis, considers the Company’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions. The Audit and Compliance Committee and the Board of Directors also review the allowance calculation quarterly.

No single statistic, formula or measurement determines the adequacy of the allowance. Management makes difficult, subjective, and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions. For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance). The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified losses.

The allowance is supplemented to adjust for imprecision (particularly in commercial, commercial real estate, and construction lending) and to provide for a range of possible outcomes inherent in estimates used for the allocated allowance. This reflects the result of management’s judgment of risks inherent in the portfolio, economic uncertainties, and other qualitative factors, including economic trends in the Company’s regions.

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period. Furthermore, management cannot provide assurance that, in any particular period, the Company will not have sizeable credit losses in relation to the amount reserved. Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends, and ongoing internal and external examination processes.

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

Index

The allowance is subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

The provision for loan losses was $58,000 in 2006, $465,000 in 2005, and $3,100,000 in 2004. The 2004 provision was largely attributable to a $4,500,000 loan secured by a hotel in a major North Carolina metropolitan area. The loan was determined to be impaired and was placed on nonaccrual status at December 31, 2004. This loan was sold at a discount, and the remaining balance charged-off in 2005. The amount charged-off was less than the specific reserve established for the loan, contributing to the reduction in the provision expense for 2005. The decrease in the provision for 2006 is due to an improvement in credit quality, as indicated by a reduction in nonperforming loans and by other internal measurements.

Loans charged-off net of recoveries totaled $501,000 in 2006, $2,300,000 in 2005, and $405,000 in 2004. The hotel loan discussed above represented $2,100,000 of the 2005 net charge-offs. Table 10 presents the Company’s loan loss and recovery experience for the past five years.

The allowance for loan losses was $7,264,000 at December 31, 2006, compared with $6,109,000 and $8,000,000 at December 31, 2005 and 2004, respectively. The change in 2005 was due in large part to the hotel loan discussed above.

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

Index

Table 8 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	For the year ended December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category to		category to		category to		category to		category to
(in thousands):	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial
(including
commercial
real estate)	$4,467	61%	$3,897	64%	$5,927	61%	$2,881	59%	$3,196	59%

Real estate-
residential	2,119	37	1,462	33	1,231	35	848	35	781	33

Consumer	521	2	653	3	816	4	1,141	6	1,247	8

Unallocated	157	-	97	-	8	-	422	-	398	-

Balance at
end of year	$7,264	100%	$6,109	100%	$7,982	100%	$5,292	100%	$5,622	100%

Index

Table 9 - Asset Quality Ratios

	2006		2005		2004		2003		2002

Allowance to loans*	1.34%		1.46%		1.96%		1.3%		1.38%
Net charge-offs to year-end allowance	6.90		38.27		5.07		23.62		10.41
Net charge-offs to average loans	0.10		0.56		0.10		0.30		0.15
Nonperforming assets to total assets*	0.45		0.72		1.35		0.56		0.09
Nonperforming loans to loans*	0.63		1.02		1.99		0.82		0.13
Provision to net charge-offs	11.58		19.89		764.2		73.6		149.23
Provision to average loans	0.01		0.11		0.77		0.22		0.22
Allowance to nonperforming loans*	2.12	x	1.43	x	0.98	x	1.60	x	10.41	x

* - at year end

Table 10 - Summary of Loan Loss Experience
(in thousands)

	2006	2005	2004	2003	2002

Balance at beginning of period	$6,109	$7,982	$5,292	$5,622	$5,334

Allowance from Community First acquisition	1,598	-	-	-	-

Charge-offs:
Construction and land development	1	-	-	-	-
Commercial	136	2,249	-	-	-
Residential real estate	163	35	85	71	26
Home equity	-	-	44	9	7
Total real estate	300	2,284	129	80	33
Commercial and industrial	354	76	169	1,004	343
Consumer	259	217	357	373	364
Total charge-offs	913	2,577	655	1,457	740

Recoveries:
Construction and land development	1	-	-	-	-
Commercial	98	46	49	-	-
Residential real estate	11	3	-	-	3
Home equity	1	-	-	-	-
Total real estate	111	49	49	-	3
Commercial and industrial	108	11	45	105	28
Consumer	193	179	156	102	124
Total recoveries	412	239	250	207	155

Net charge-offs	501	2,338	405	1,250	585
Provision for loan losses	58	465	3,095	920	873
Balance at end of period	$7,264	$6,109	$7,982	$5,292	$5,622

Index

  Management identifies specific credit risks through its periodic analysis of the loan portfolio and monitors general risks arising from economic trends, market values and other external factors. The Company maintains an allowance for loan losses which is available to absorb losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is determined on a quarterly basis. Various factors as defined in the previous section, “Allowance and Provision for Loan Losses,” are considered in determining the adequacy of the allowance.

The Company uses certain practices to manage its credit risk. These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by a Loan Review department which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented .63% of total loans at December 31, 2006, down from 1.02% at December 31, 2005.

Table 11 - Nonperforming Assets and Impaired Loans

	As of December 31,
(in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans:
Real estate	$3,195	$4,098	$7,005	$1,870	$293
Commercial	151	12	853	1,236	-
Agricultural	-	-	12	8	8
Consumer	79	107	243	148	-
Total nonaccrual loans	3,425	4,217	8,113	3,262	301

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	-	46	-	-	-
Commercial	-	10	-	-	33
Agricultural	-	-	-	-	1
Consumer	-	-	-	53	205
Total past due loans	-	56	-	53	239

Total nonperforming loans	3,425	4,273	8,113	3,315	540

Foreclosed real estate	99	188	221	303	30

Total nonperforming assets	$3,524	$4,461	$8,334	$3,618	$570

Liquidity

Liquidity is the measure of the Company’s ability to generate sufficient funds to meet cash needs such as customer demands for loans and withdrawal of deposit balances. Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturities and sales of securities. Management believes that these sources provide sufficient and timely liquidity.

Management monitors and plans the liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to manage the future liquidity needs of the Company.

Index

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets. This equated to a line of credit in the amount of $237,700,000 at December 31, 2006. Borrowings under this line at December 31, 2006 were $15,100,000. The line of credit at December 31, 2005 equaled $186,700,000, with borrowings outstanding under the line of $17,200,000. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.

The Company had fixed-rate term borrowing contracts with the FHLB as of December 31, 2006, with the following final maturities:

Amount	Expiration Date
$1,000,000	2007
8,000,000	2008
5,000,000	2009
1,087,000	2014

The Company also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at December 31, 2006 or 2005.

Deposits

Average deposits increased $106,278,000 or 22% in 2006, after decreasing $8,900,000, or 1.8% in 2005. The increase in 2006 is due primarily to the acquisition of Community First. The Company experienced normal post-acquisition deposit runoff and allowed high-rate certificates of deposit issued by Community First to mature. During 2005, the Company focused primarily on growing its “core” deposits of checking, savings, and money market accounts, and less on growing or retaining higher-cost certificates of deposit (“time” deposits). Core deposits increased $6,500,000, or 2.3%, in 2005. Growth in core deposits provided the Company with lower-cost funding and helped solidify and expand its customer relationships. Average time deposits declined $15,500,000, or 7.6%, during 2005.

Table 12 - Deposits
(in thousands, except rates)

	As of December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Rate	Rate	Balance	Rate	Balance	Rate

Demand deposits -
noninterest bearing	$102,117	-%	$84,670	-%	$76,123	-%
Demand deposit -
interest bearing	105,320	1.44	82,121	0.66	73,338	0.37
Money market	48,124	2.45	44,685	1.60	53,305	0.80
Savings	77,445	1.24	81,641	0.77	83,814	0.52
Time	255,856	3.79	189,467	2.65	204,945	2.36

	$588,862	2.27%	$482,584	1.43%	$491,525	1.21%

Index

Borrowings

Short-term borrowings consist of repurchase agreements and overnight borrowings from the FHLB. Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Company’s control.

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, and home equity lines of credit. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust and a newly formed, wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities (the “Trust Common Securities”) by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture (the “Indenture”) entered into between the Company and Wilmington Trust Company, as trustee (the “Trustee”). The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company’s acquisition of Community First, and for general corporate purposes.

The Trust Preferred Capital Notes mature thirty years from issuance, but the Company may redeem them, in whole or in part, after five years. They bear interest at a fixed rate of 6.66%. After five years, the rate will reset quarterly at the three-month LIBOR plus 1.35%.

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries. Refer to the “Borrowings” section for discussion of AMNB Statutory Trust I. Off-balance sheet transactions were as follows (in thousands):

Off-Balance Sheet Transactions	December 31, 2006	December 31, 2005

Commitments to extend credit	$155,038	$116,898
Standby letters of credit	3,125	2,625
Commitments to purchase securities	-	-
Mortgage loan rate-lock
commitments	2,246	1,716

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

Index

Contractual Obligations

The following items are contractual obligations of the Company as of December 31, 2006 (in thousands):

	Payments Due by Period
					More than
Contractual Obligations	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

FHLB advances	$15,087	$1,000	$13,000	$0	$1,087
Repurchase agreements	33,368	33,368	-	-	-
Operating leases	1,126	320	692	62	52
Trust Preferred Securities	27,484	1,373	2,746	2,746	20,619

Shareholders’ Equity

Shareholders’ equity was $94,992,000 at December 31, 2006 and $73,419,000 at December 31, 2005. During 2006, shareholders’ equity was increased by the acquisition of Community First, net income, and proceeds from the exercise of stock options and was decreased by dividends, stock repurchases, and a decrease in accumulated other comprehensive income. The decrease to accumulated other comprehensive income was largely due to the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which resulted in a $1,465,000, net of tax, reduction.

The Company declared and paid quarterly dividends totaling $.87 and $.83 per share of common stock in 2006 and 2005, respectively. Cash dividends in 2006 totaled $5,210,000 and represented a 45.6% payout of 2006 net income, compared to 45.3% in 2005 and 55.1% in 2004. The Company intends to pay dividends that are competitive in the banking industry while maintaining an adequate level of capital to support growth.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets. Shareholders’ equity was 12.21% of assets at December 31, 2006 and 11.78% at December 31, 2005. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholder’s equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At December 31, 2006, the Company’s Tier I and total capital ratios were 16.18% and 17.45%, respectively. At December 31, 2005, these ratios were 16.25% and 17.57%, respectively. The ratios for both years exceeded the regulatory requirements. The Company’s leverage ratios were 12.15% and 11.94% at December 31, 2006 and 2005, respectively. The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2006 and 2005, that the Company met the requirements to be considered “well capitalized.”

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

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table 14 - Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2006	Quarter	Quarter	Quarter	Quarter

Interest income	$11,925	$12,151	$12,146	$8,848
Interest expense	4,752	4,645	4,435	2,829

Net interest income	7,173	7,506	7,711	6,019
Provision for loan losses	(547)	125	354	126
Net interest income after provision for loan losses	7,720	7,381	7,357	5,893

Noninterest income	2,152	2,138	2,267	1,901
Noninterest expense	5,408	5,117	5,356	4,383

Income before income tax provision	4,464	4,402	4,268	3,411
Income tax provision	1,547	1,301	1,266	1,005

Net income	$2,917	$3,101	$3,002	$2,406

Per common share:
Net income - basic	$0.47	$0.50	$0.49	$0.44
Net income - diluted	0.47	0.50	0.48	0.44
Cash dividends	0.22	0.22	0.22	0.21

	Fourth	Third	Second	First
2005	Quarter	Quarter	Quarter	Quarter

Interest income	$8,582	$8,144	$7,987	$7,766
Interest expense	2,536	2,210	2,077	1,917

Net interest income	6,046	5,934	5,910	5,849
Provision for loan losses	(255)	180	240	300
Net interest income after provision for loan losses	6,301	5,754	5,670	5,549

Noninterest income	1,960	1,911	1,958	2,067
Noninterest expense	4,446	4,422	4,220	3,991

Income before income tax provision	3,815	3,243	3,408	3,625
Income tax provision	1,138	933	984	1,042

Net income	$2,677	$2,310	$2,424	$2,583

Per common share:
Net income - basic	$0.49	$0.42	$0.44	$0.47
Net income - diluted	0.49	0.42	0.44	0.46
Cash dividends	0.21	0.21	0.21	0.20

Index

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2006.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Management regularly monitors its internal control over financial reporting, and actions are taken to correct deficiencies as they are identified.

Management assessed the Company’s internal control over financial reporting as of December 31, 2006.  This assessment was based on criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the specified criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report included herein. Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2006.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Chief Financial Officer

March 9, 2007

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American National Bankshares Inc.
Danville, Virginia
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiary as of December 31, 2006 and 2005, and the related statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American National Bankshares Inc. and subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that American National Bankshares Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, American National Bankshares Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 17 to the consolidated financial statements, on December 31, 2006, American National Bankshares Inc. changed its method of accounting for its pension plan to adopt FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Winchester, Virginia
March 9, 2007

Index

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollars in thousands, except share data)

ASSETS	2006	2005
Cash and due from banks	$24,375	$18,300
Interest-bearing deposits in other banks	1,749	9,054

Securities available for sale, at fair value	148,748	147,274
Securities held to maturity (fair value of $14,131
in 2006 and $18,701 in 2005)	13,873	18,355
Total securities	162,621	165,629

Loans held for sale	1,662	714

Loans, net of unearned income	542,228	417,087
Less allowance for loan losses	(7,264)	(6,109)
Net loans	534,964	410,978

Bank premises and equipment, at cost, less accumulated
depreciation of $14,755 in 2006 and $13,194 in 2005	12,438	7,769
Goodwill	22,468	-
Core deposit intangibles, net	2,829	132
Accrued interest receivable and other assets	14,614	10,927
Total assets	$777,720	$623,503

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$106,885	$85,965
Demand deposits -- interest bearing	107,170	90,629
Money market deposits	50,948	42,425
Savings deposits	69,517	80,315
Time deposits	274,008	192,317
Total deposits	608,528	491,651

Repurchase agreements	33,368	37,203
FHLB borrowings	15,087	17,238
Trust preferred capital notes	20,619	-
Accrued interest payable and other liabilities	5,126	3,992
Total liabilities	682,728	550,084

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,161,865 shares outstanding at December 31, 2006 and
5,441,758 shares outstanding at December 31, 2005	6,162	5,442
Capital in excess of par value	26,414	9,588
Retained earnings	64,584	59,109
Accumulated other comprehensive income (loss), net	(2,168)	(720)
Total shareholders' equity	94,992	73,419
Total liabilities and shareholders' equity	$777,720	$623,503

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except share and per share data)

	2006	2005	2004
Interest Income:
Interest and fees on loans	$37,361	$25,825	$22,791
Interest and dividends on securities:
Taxable	5,034	4,090	5,028
Tax-exempt	1,743	2,010	2,006
Dividends	312	215	163
Other interest income	620	339	132
Total interest income	45,070	32,479	30,120
Interest Expense:
Interest on deposits	13,349	6,902	5,979
Interest on repurchase agreements	1,384	901	528
Interest on other borrowings	921	937	972
Trust preferred capital notes	1,007	-	-
Total interest expense	16,661	8,740	7,479
Net Interest Income	28,409	23,739	22,641
Provision for Loan Losses	58	465	3,095
Net Interest Income after Provision for Loan Losses	28,351	23,274	19,546
Noninterest Income:
Trust fees	3,374	3,012	2,976
Service charges on deposit accounts	2,654	2,446	2,411
Other fees and commissions	1,163	1,078	888
Mortgage banking income	709	665	612
Securities gains, net	62	53	157
Impairment of securities	-	-	(985)
Other	496	642	451
Total noninterest income	8,458	7,896	6,510
Noninterest Expense:
Salaries	9,520	8,453	6,795
Pension and other employee benefits	2,506	1,975	1,699
Occupancy and equipment	2,977	2,476	2,457
Bank franchise tax	651	543	555
Core deposit intangible amortization	414	353	450
Other	4,196	3,279	3,055
Total noninterest expense	20,264	17,079	15,011
Income Before Income Tax Provision	16,545	14,091	11,045
Income Tax Provision	5,119	4,097	3,032
Net Income	$11,426	$9,994	$8,013

Net Income Per Common Share:
Basic	$1.91	$1.83	$1.43
Diluted	$1.90	$1.81	$1.42
Average Common Shares Outstanding:
Basic	5,986,262	5,465,090	5,591,839
Diluted	6,020,071	5,506,998	5,642,056

The accompanying notes are an integral part of the consolidated financial statements.
Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	Common Stock		Capital in		Accumulated Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2003	5,660,419	$5,660	$9,437	$55,538	$1,296	$71,931

Net income	-	-	-	8,013	-	8,013
Change in unrealized losses on securities
available for sale, net of tax of $(849)	-	-	-	-	(1,648)
Add: Reclassification adjustment for losses
on impairment of securities, net of tax of $335					650
Less: Reclassification adjustment for gains on
securities available for sale, net of tax of $(38)					(73)
Other comprehensive loss					(1,071)	(1,071)
Comprehensive income						6,942
Stock repurchased and retired	(159,968)	(160)	(267)	(3,360)	-	(3,787)
Stock options exercised	20,713	21	304	-	-	325
Cash dividends paid	-	-	-	(4,411)	-	(4,411)

Balance, December 31, 2004	5,521,164	5,521	9,474	55,780	225	71,000

Net income	-	-	-	9,994	-	9,994
Change in unrealized losses on securities
available for sale, net of tax of $(468)	-	-	-	-	(910)
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (18)	-	-	-	-	(35)
Other comprehensive loss					(945)	(945)
Comprehensive income						9,049
Stock repurchased and retired	(98,840)	(98)	(170)	(2,136)	-	(2,404)
Stock options exercised	19,434	19	284	-	-	303
Cash dividends paid	-	-	-	(4,529)	-	(4,529)

Balance, December 31, 2005	5,441,758	5,442	9,588	59,109	(720)	73,419

Net income	-	-	-	11,426	-	11,426
Change in unrealized losses on securities
available for sale, net of tax of $12	-	-	-	-	58
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(21)	-	-	-	-	(41)
Other comprehensive income					17	17
Comprehensive income						11,443
Adjustment to initially apply SFAS
158, net of tax of ($789)	-	-	-	-	(1,465)	(1,465)
Issuance of common stock in exchange
for net assets acquisition	746,944	747	16,799	-	-	17,546
Stock repurchased and retired	(39,100)	(39)	(132)	(741)	-	(912)
Stock options exercised	12,263	12	159	-	-	171
Cash dividends paid	-	-	-	(5,210)	-	(5,210)

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	$94,992

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005, and 2004
(Dollars in thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$11,426	$9,994	$8,013
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	58	465	3,095
Depreciation	993	866	966
Core deposit intangible amortization	414	353	450
Net amortization (accretion) of bond premiums and discounts	(51)	227	609
Net gain on sale or call of securities	(62)	(53)	(157)
Impairment of securities	-	-	985
Gain on loans held for sale	(434)	(431)	(457)
Proceeds from sales of loans held for sale	15,673	18,255	21,733
Originations of loans held for sale	(16,187)	(17,567)	(21,687)
Net (gain) loss on foreclosed real estate	(7)	(4)	23
Valuation allowance on foreclosed real estate	10	35	10
Gain on sale of premises and equipment	-	(6)	(172)
Deferred income tax expense (benefit)	732	569	(1,309)
(Increase) decrease in interest receivable	(54)	(16)	336
(Increase) decrease in other assets	(1,369)	(953)	138
Increase (decrease) in interest payable	429	261	(137)
Increase (decrease) in other liabilities	(703)	1,220	(1)
Net cash provided by operating activities	10,868	13,215	12,438

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	503	420	6,652
Proceeds from maturities and calls of securities available for sale	57,920	106,908	63,724
Proceeds from maturities and calls of securities held to maturity	4,491	3,870	17,675
Purchases of securities available for sale	(51,716)	(90,268)	(68,035)
Purchases of securities held to maturity	-	-	(3,760)
Net decrease (increase) in loans	10,278	(12,218)	(1,619)
Proceeds from sale of bank property and equipment	324	9	227
Purchases of bank property and equipment	(1,045)	(1,121)	(820)
Proceeds from sales of foreclosed real estate	421	65	239
Purchases of foreclosed real estate	(230)	(1)	-
Cash paid in bank acquisition	(17,087)	-	-
Cash acquired in bank acquisition	2,956	-	-
Net cash provided by investing activities	6,815	7,664	14,283

Cash Flows from Financing Activities:
Net (decrease) increase in demand, money market,
and savings deposits	(9,915)	8,038	8,934
Net decrease in time deposits	(15,180)	(1,659)	(25,350)
Net decrease in repurchase agreements	(3,835)	(1,742)	(8,090)
Net (decrease) increase in FHLB borrowings	(2,151)	(4,100)	338
Net increase in other borrowings	18,119	-	-
Cash dividends paid	(5,210)	(4,529)	(4,411)
Repurchase of stock	(912)	(2,404)	(3,787)
Proceeds from exercise of stock options	171	303	325
Net cash used in financing activities	(18,913)	(6,093)	(32,041)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,230)	14,786	(5,320)

Cash and Cash Equivalents at Beginning of Period	27,354	12,568	17,888

Cash and Cash Equivalents at End of Period	$26,124	$27,354	$12,568

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$24,375	$18,300	$12,371
Interest bearing deposits in other banks	1,749	9,054	197

	$26,124	$27,354	$12,568

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,906	$8,479	$7,617
Income taxes paid	3,738	4,452	3,763
Transfer of loans to other real estate owned	115	62	190
Unrealized gain (loss) on securities available for sale	8	(1,431)	(1,624)

Transactions related to the merger acquisition:
Increase in assets and liabilities
Cash and due from banks	$2,956	-	-
Securities	8,020	-	-
Loans, net	134,217	-	-
Bank premises and equipment, net	4,930	-	-
Goodwill and core deposit intangibles	25,580	-	-
Accrued interest receivable and other assets	5,481	-	-
Demand deposits - noninterest bearing	21,376	-	-
Demand deposits - interest bearing	120,596	-	-
Borrowings	2,500	-	-
Accrued interest payable and other liabilities	2,079	-
Issuance of common stock	17,546	-	-

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Consolidation

The consolidated financial statements include the accounts of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”). American National Bank offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services which also include non-deposit products such as mutual funds and insurance policies.

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company were formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration. Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation. Refer to Note 11 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation.

Cash and Cash Equivalents

Cash includes cash on hand and cash with correspondent banks. Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and are subject to an insignificant risk of change in value. Cash and cash equivalents are carried at cost.

Securities

The Company classifies securities as either held to maturity or available for sale.

Debt securities acquired that management has both the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

Securities which may be used to meet liquidity needs arising from deposit and loan fluctuations, changes in regulatory capital and investment requirements, or changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses. In estimating other than temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. Gains or losses realized from the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.

The Company does not permit the purchase or sale of trading account securities.

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income for the period.

Index

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet with net changes in their fair values recorded in other expenses. For 2006, derivative loan commitments resulted in excess income over expenses of $10,000. There was no expense recognized in 2005 and 2004.

The period of time between issuance of a loan commitment and sale of the loan generally ranges from 30 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded.

Loans

The Company grants mortgage, commercial, and consumer loans to customers. A substantial portion of the loan portfolio is secured by real estate. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan loss, and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Substandard risk graded commercial loans equal to or greater than $100,000 on an unsecured basis, and equal to or greater than $250,000 on a secured basis are reviewed for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Generally, large groups of smaller balance homogeneous loans are collectively evaluated for impairment. The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Index

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In January 2005, Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, was adopted for loan acquisitions. SOP 03-3 required acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments. Refer to Note 5 for disclosures required under SOP 03-3.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the loan portfolio at the balance sheet date. Management determines the allowance based on an ongoing evaluation. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the Consolidated Statements of Income. Loan balances deemed to be uncollectible are charged-off against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance for loan losses has three basic components: the formula allowance, the specific allowance, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Actual losses could be greater or less than the estimates.

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

Goodwill and Intangible Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, in January 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives ranging from 8.25 years to 10 years.

Trust Assets

Securities and other property held by the trust segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Index

Foreclosed Real Estate

Foreclosed real estate is included in other assets and represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time booked, and are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

Income Taxes

The Company uses the balance sheet method to account for deferred income tax assets and liabilities.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

The Company maintained a stock option plan until its termination on December 31, 2006, which provided for the granting of incentive and non-statutory options to employees on a periodic basis. The Company’s stock options had an exercise price equal to the fair value of the stock on the date of grant. Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. SFAS 123R requires public companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award. SFAS 123R eliminated the choice to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Prior to implementation of SFAS 123R, the Company applied APB 25 and related interpretations in accounting for stock options. Under APB 25, no stock based compensation expense was recorded, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Refer to Note 12 for disclosures required under SFAS 123R.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury method.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $267,000, $174,000, and $172,000 for 2006, 2005, and 2004, respectively.

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

Index

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 108. SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the implementation of SAB 108 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans---an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Effective December 31, 2006, the Company recognized a reduction of shareholder’s equity, net of tax, in the amount of $1,465,000 to record the underfunded status of the pension plan. Refer to Note 17 for further disclosures related to SFAS 158.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company does not expect the implementation of EITF 06-4 to have a material impact on its financial statements.

Index

In September 2006, The Emerging Issues Task Force issued EITF 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company does not expect the implementation of EITF 06-5 to have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return that are not certain to be realized. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material impact on its financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets---an amendment of FASB Statement No. 140. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the implementation of SFAS 155 to have a material impact on its financial statements.

Note 2 - Restrictions on Cash and Amounts Due From Banks

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $6,020,000 at December 31, 2006 and $5,064,000 at December 31, 2005.

The Company maintains cash accounts in other commercial banks. The amount on deposit with correspondent institutions at December 31, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1,883,000. All such cash was maintained with the Federal Home Loan Bank of Atlanta.

Index

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2006 and 2005 were as follows:

	December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$88,106	$40	$819	$87,327
Mortgage-backed	19,225	104	353	18,976
State and municipal	33,608	168	423	33,353
Corporate	2,490	3	56	2,437
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,643	254	-	2,897
Other	81	-	-	81
Total securities available for sale	149,830	569	1,651	148,748

Securities held to maturity:
Federal agencies	1,001	-	12	989
Mortgage-backed	385	9	-	394
State and municipal	12,487	291	30	12,748
Total securities held to maturity	13,873	300	42	14,131
Total securities	$163,703	$869	$1,693	$162,879

	December 31, 2005
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$80,764	$2	$1,221	$79,545
Mortgage-backed	20,795	104	346	20,553
State and municipal	32,828	159	466	32,521
Corporate	8,025	52	71	8,006
Equity securities:
FHLB stock - restricted	2,060	-	-	2,060
Federal Reserve stock - restricted	363	-	-	363
FNMA and FHLMC preferred stock	3,104	120	-	3,224
Other	425	577	-	1,002
Total securities available for sale	148,364	1,014	2,104	147,274

Securities held to maturity:
Federal agencies	1,499	-	28	1,471
Mortgage-backed	482	12	-	494
State and municipal	16,374	407	45	16,736
Total securities held to maturity	18,355	419	73	18,701
Total securities	$166,719	$1,433	$2,177	$165,975

Index

The amortized cost and estimated fair value of investments in securities at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments. Mortgage-backed securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$37,673	$37,454	$1,631	$1,621
Due after one year
through five years	62,663	61,973	7,290	7,358
Due after five years
through ten years	19,620	19,460	3,636	3,784
Due after ten years	4,248	4,230	931	974
Equity securities	6,401	6,655	-	-
Mortgage-backed securities	19,225	18,976	385	394
	$149,830	$148,748	$13,873	$14,131

Gross realized gains and losses from the call of all securities or the sale of securities available for sale are as follows:

(in thousands)	2006	2005	2004
Realized gains	$62	$54	$167
Realized losses	-	1	10

Securities with a carrying value of approximately $83,500,000 and $69,300,000, at December 31, 2006 and 2005 were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006. The reference point for determining when securities are in an unrealized loss position is month-end. Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$72,091	$831	$21,439	$113	$50,652	$718
Mortgage-backed	11,091	353	242	2	10,849	351
State and municipal	25,310	453	3,784	51	21,526	402
Corporate	1,429	56	-	-	1,429	56
Total	$109,921	$1,693	$25,465	$166	$84,456	$1,527

Management evaluates securities for other than temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost.

Index

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

An other than temporary impairment charge of $985,000 on Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock was charged to earnings in 2004. This was done after a thorough analysis of public disclosures about FHLMC and FNMA, the length of time the market value of the securities had been less than cost, the amount of the loss in comparison with the amortized cost, the results of an impairment analysis completed by an outside party, and accounting interpretations. The subsequent sales of portions of these securities have resulted in gains of $43,000 in 2006 and $9,000 in 2005.

Note 4 - Loans

Loans, excluding loans held for sale were comprised of the following:

(in thousands)	December 31, 2006	December 31, 2005

Construction and land development	$69,404	$50,092
Commercial real estate	186,639	142,968
Residential real estate	131,126	94,405
Home equity	52,531	42,178
Total real estate	439,700	329,643

Commercial and industrial	91,511	76,735
Consumer	11,017	10,709
Total loans	$542,228	$417,087

Net deferred loan costs (fees) included in the above loan categories are $68,000 for 2006 and ($18,000) for 2005.

The following is a summary of information pertaining to impaired and nonaccrual loans:

(in thousands)	December 31, 2006	December 31, 2005

Impaired loans with a valuation allowance	$1,376	$3,532
Impaired loans without a valuation allowance	-	-
Total impaired loans	$1,376	$3,532

Allowance provided for impaired loans,
included in the allowance for loan losses	$241	$639

Nonaccrual loans excluded from the
impaired loan disclosure	$2,311	$1,222

Index

	As of December 31,
(in thousands)	2006	2005	2004

Average balance in impaired loans	$2,534	$6,043	$3,527

Interest income recognized on impaired loans	$121	$105	$71

Interest income recognized on nonaccrual loans	$-	$73	$146

Loans past due 90 days and still accruing interest	$-	$56	$-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $99,000 at December 31, 2006 and $188,000 at December 31, 2005 and is recorded as other assets in the Consolidated Balance Sheets.

Note 5 - Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans pursuant to the acquisition of Community First Financial Corporation (“Community First”). In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-3 (“SOP 03-3”), at acquisition, the Company reviews each loan to determine whether there is evidence of deterioration of credit quality since origination and if it is probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions exist, the Company accounts for each loan individually, considers expected prepayments, and estimates the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a loan loss allowance for the loan. The Company’s valuation allowances for all acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition - that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. The Company does not have any such loans that were accounted for as debt securities.

Information regarding loans that were acquired in the acquisition, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be made, is summarized below:

(in thousands)	As of December 31, 2006
Commercial	$2,030
Consumer	411
Outstanding balance	$2,441
Carrying amount	$1,351

Index

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2006. These loans are not included in the impaired loan amounts disclosed in Note 4. Of these loans, an aggregate carrying amount of $842,000 is included in nonaccrual loans excluded from impaired loan disclosure described in Note 4. There were no such loans outstanding at December 31, 2005.

(in thousands)	Accretable Yield
Balance at December 31, 2005	$-
Additions	865
Accretion	(159)
Reclassifications from (to) nonaccretable difference	(14)
Disposals	-
Balance at December 31, 2006	$692

Loans acquired during 2006 for which it was probable at acquisition that all contractually required payments would not be collected are summarized below (in thousands). No such loans were acquired in 2005.

2006
Contractually required payments receivable at acquisition:
Commercial	$3,321
Consumer	438
Subtotal	$3,759
Cash flows expected to be collected at acquisition	$2,414
Basis in acquired loans at acquisition	1,549

Note 6 - Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ending December 31, 2006, are presented below:
	Years Ended December 31,
(in thousands)	2006	2005	2004
Allowance for Loan Losses
Balance, beginning of year	$6,109	$7,982	$5,292
Allowance acquired in merger	1,598	-	-
Provision for loan losses	58	465	3,095
Charge-offs	(913)	(2,577)	(655)
Recoveries	412	239	250
Balance, end of year	$7,264	$6,109	$7,982

	Years Ended December 31,
(in thousands)	2006	2005	2004
Reserve for unfunded lending commitments
Balance, beginning of year	$-	$-	$-
Provision for unfunded commitments	123	-	-
Balance, end of year	$123	$-	$-

The reserve for unfunded loan commitments is included in other liabilities.

Index

Note 7 - Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

	As of December 31,
(in thousands)	2006	2005

Land	$2,933	$1,725
Buildings	11,542	8,290
Leasehold improvements	492	446
Furniture and equipment	12,226	10,502
	27,193	20,963
Accumulated depreciation	(14,755)	(13,194)
Bank premises and equipment, net	$12,438	$7,769

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 amounted to $993,000, $866,000 and $966,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities. The minimum annual rental payments under these leases at December 31, 2006 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2007	$320
2008	277
2009	236
2010	179
2011	62
2012 and after	52
$1,126

Rent expense for the years ended December 31, 2006, 2005, and 2004 was $308,000, $187,000, and $146,000, respectively.

Note 8- Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows (in thousands):

Balance as of January 1, 2006	$-
Goodwill acquired during year	22,468
Impairment losses	-
Balance as of December 31, 2006	$22,468

Core deposit intangibles resulting from the Community First acquisition were $3,112,000 and are being amortized over 99 months. The net carrying amount of core deposit intangibles resulting from previous branch acquisitions was $132,000 at December 31, 2005, and was fully amortized during 2006.

Index

The following reflects the carrying amount, accumulated amortization, and amortization expense for amortized intangibles, and the estimated amortization expense for each of the five succeeding fiscal years.

	As of December 31,
	2006		2005
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Core deposit intangibles	$7,616	$(4,787)	$4,504	$(4,372)

Aggregate Amortization Expense:
For year ended December 31, 2006	$414

Estimated Amortization Expense:
For year ending December 31, 2007	$377
For year ending December 31, 2008	377
For year ending December 31, 2009	377
For year ending December 31, 2010	377
For year ending December 31, 2011	377
Thereafter	944

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $85,858,000 and $57,278,000 respectively.

At December 31, 2006, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows:

(in thousands)
2007	$179,367
2008	51,445
2009	16,562
2010	9,962
2011	16,649
Thereafter	23
$274,008

Note 10 - Borrowings

Short-term borrowings consist of the following:
	As of December 31,
	2006	2005
	(in thousands)

Repurchase agreements	$33,368	$37,203

Weighted interest rate	3.69%	2.13%

Average for the year ended:
Outstanding	$42,210	$43,762
Interest rate	3.44%	2.13%

Maximum month-end outstanding	$54,527	$47,011

Index

   Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The securities underlying these agreements remain under the Company’s control.

Under the terms of its collateral agreement with the Federal Home Loan Bank of Atlanta (“FHLB”), the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit. In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB. As of December 31, 2006, $120,057,000 of 1-4 family residential mortgage loans were pledged under the blanket floating lien agreement. At December 31, 2006 and 2005, fixed-rate long term advances (in thousands) mature as follows:

Due by December 31	2006 Advance Amount	Weighted Average Rate	Due by December 31	2005 Advance Amount	Weighted Average Rate

			2006	$2,000	4.08%
2007	$1,000	4.33%	2007	1,000	4.33
2008	8,000	5.25	2008	8,000	5.25
2009	5,000	5.26	2009	5,000	5.26
2014	1,087	3.78	2014	1,238	3.78
	$15,087	4.80%		$17,238	4.96%

All of the above advances are at fixed rates; however, at December 31, 2006, $13,000,000 of convertible advances are included in the table whereby the FHLB has the option at a predetermined time to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (LIBOR). The Bank has the option to repay these advances if the FHLB converts the interest rate. These advances are included in the year in which they mature.

Note 11 - Trust Preferred Securities

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a newly formed, wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration. The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011. The Trust Preferred Securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%. Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%. Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods. The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company’s acquisition of that company, and for general corporate purposes.

Note 12 - Stock-Based Compensation

The Company’s 1997 Stock Option Plan (“Option Plan”) provided for the granting of incentive and non-statutory options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan, which expired December 31, 2006, authorized the issuance of up to 300,000 shares of common stock.

There were no options granted in 2005 or 2006. The weighted average fair values of options at their grant date during 2004 were $6.40. The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model. The weighted-average assumptions used in the model for 2004 were a dividend yield of 3.23%, expected life of 6.82 years, expected stock volatility of 31.08%, and a risk free interest rate of 3.89%.

Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. All options were fully vested prior to January 1, 2006; therefore, adoption of SFAS 123R resulted in no compensation expense. There was no tax benefit associated with stock option activity during 2006, 2005, or 2004. Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options). The Company has no non-statutory stock options.

Index

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based compensation prior to the adoption date:

(in thousands, except per share data)	2005	2004

Net income, as reported	$9,994	$8,013
Deduct: total stock-based compensation expense determined under fair value- based method for all awards	-	(634)
Pro forma net income	$9,994	$7,379
Earnings per share:
Basic, as reported	$1.83	$1.43
Basic, pro forma	$1.83	$1.32

Diluted, as reported	$1.81	$1.42
Diluted, pro forma	$1.81	$1.31

At December 31, 2006, and 2005, the Company had 24,372 shares and 23,472 shares, respectively, of its authorized common stock reserved for its Option Plan. The options have a maximum term of ten years from the date of the option grant.

A summary of stock option transactions under the Option Plan follows:
	Option Shares	Wtd. Avg. Exercise Price

Outstanding at December 31, 2003	224,037	$18.77
Granted	55,800	24.22
Exercised	(20,713)	15.72
Forfeited	(9,728)	25.49
Outstanding at December 31, 2004	249,396	19.98
Granted	-	-
Exercised	(19,434)	15.60
Forfeited	(15,000)	25.18
Outstanding at December 31, 2005	214,962	20.02
Granted	-	-
Exercised	(12,213)	14.01
Forfeited	(900)	25.80
Outstanding at December 31, 2006	201,849	$20.36

The following table summarizes information related to stock options outstanding on December 31, 2006:

Index

Note 13 - Income Taxes

The components of the Company’s net deferred tax assets were as follows:

(in thousands)	As of December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,398	$2,077
Nonaccural interest	134	71
Deferred compensation	232	240
Core deposit intangible	-	473
Preferred stock impairment, net of valuation allowance	261	301
Net unrealized losses on securities	379	370
Loans	1,017	-
Other	56	23
Total deferred tax assets	4,477	3,555

Deferred tax liabilities:
Depreciation	847	423
Accretion of discounts on securities	27	23
Core deposit intangibles	562	-
Prepaid pension	11	485
Other	311	126
Total deferred tax liabilities	1,758	1,057
Net deferred tax assets	$2,719	$2,498

The provision for income taxes consists of the following:

(in thousands)	2006	2005	2004
Taxes currently payable	$4,387	$3,528	$4,341
Deferred tax expense (benefit)	732	569	(1,309)
	$5,119	$4,097	$3,032

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	2006	2005	2004
Federal statutory rate	34.4%	34.3%	34.1%
Nontaxable interest income	(3.7)	(5.0)	(6.6)
Other	0.2	(0.2)	-
Effective rate	30.9%	29.1%	27.5%

Note 14 - Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	5,986,262	$1.91	5,465,090	$1.83	5,591,839	$1.43
Effect of dilutive securities, stock options	33,809	(.01)	41,908	(.02)	50,217	(.01)
Diluted earnings per share	6,020,071	$1.90	5,506,998	$1.81	5,642,056	$1.42

Stock options on common stock which were not included in computing diluted EPS in 2006, 2005, and 2004 because their effects were antidilutive averaged 88,177 shares, 97,344 shares, and 53,200 shares, respectively.

Index

Note 15 - Off-Balance Sheet Activities

The Company is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if applicable, is based on management's credit evaluation of the customer.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	As of December 31,
(in thousands)	2006	2005
Commitments to extend credit	$155,038	$116,898
Standby letters of credit	3,125	2,625
Rate lock commitments	2,246	1,716

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments generally consist of unused portions of lines of credit issued to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

At December 31, 2006, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $3,908,000. These commitments include mortgage loan commitments and loans held for sale. Risks arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any counterparties to fail to meet its obligations.

Note 16 - Related Party Loans

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities. Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2006, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2006 is as follows (in thousands):

Balance at beginning of year	$23,776
Additions	21,837
Repayments	(27,457)
Balance at end of year	$18,156

Index

Note 17 - Employee Benefit Plans

The Company’s retirement plan is a non-contributory defined benefit pension plan which covers substantially all employees who are 21 years of age or older and who have had at least one year of service. Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method. The Company uses October 31 as a measurement date to determine postretirement benefit obligations.

The following table sets forth the plan's status and related disclosures as required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R):

(in thousands)	December 31, 2006	December 31, 2005	December 31, 2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,225	$6,628	$5,710
Service cost	621	438	432
Interest cost	351	367	361
Plan amendments	101	(113)	-
Actuarial loss	6	734	257
Benefits paid	(1,266)	(829)	(132)
Projected benefit obligation at end of year	$7,038	$7,225	$6,628

Change in plan assets:
Fair value of plan assets at beginning of year	$6,056	$6,276	$5,652
Actual return on plan assets	780	277	399
Employer contributions	1,500	332	357
Benefits paid	(1,266)	(829)	(132)
Fair value of plan assets at end of year	$7,070	$6,056	$6,276

Funded status at end of year	$32	$(1,169)	$(352)

Amounts recognized in the Consolidated Balance Sheets
Other asset	$32	$1,425	$1,445

Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$2,243	N/A	N/A
Prior service cost	11	N/A	N/A
Net obligation at transition	-	N/A	N/A
Deferred income tax benefit	(789)	N/A	N/A
Amount recognized	1,465	N/A	N/A

Funded Status
Benefit obligation	$(7,038)	$(7,225)	$(6,628)
Fair value of assets	7,070	6,056	6,276
Unrecognized net actuarial loss	2,243	2,708	1,832
Unrecognized net obligation at transition	-	-	-
Unrecognized prior service cost	11	(114)	(35)
Prepaid benefit cost included in other assets before adoption of SFAS 158	2,286	1,425	1,445

Components of Net Periodic Benefit Cost
Service cost	$621	$438	$432
Interest cost	351	367	361
Expected return on plan assets	(521)	(502)	(452)
Amortization of prior service cost	(23)	(34)	(23)
Amortization of net obligation at transition	-	-	(5)
Recognized net actuarial loss	211	83	82
Net periodic benefit cost	639	352	400

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	$2,243	N/A	N/A
Prior service cost	11	N/A	N/A
Amortization of prior service cost	-	N/A	N/A
Net obligation at transition	-	N/A	N/A
Deferred tax benefit	(789)	N/A	N/A
Total recognized in other comprehensive loss	1,465	N/A	N/A

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$2,104	$352	$400

Weighted-average assumptions at end of year
Discount rate used for net periodic pension cost	5.75%	6.00%	6.50%
Discount rate used for disclosure	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Index

The following table illustrates the incremental effect of applying SFAS 158 on individual line items on the Consolidated Balance Sheet:

	As of December 31, 2006
(in thousands)	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Asset for pension benefits	$2,286	$(2,254)	$32
Deferred income taxes	800	789	11
Total assets	779,974	(2,254)	777,720
Accumulated other comprehensive income	(703)	(1,465)	(2,168)
Total shareholder’s equity	96,457	(1,465)	94,992

The accumulated benefit obligation as of December 31, 2006, 2005, and 2004 was $4,971,000, $5,300,000, and $4,958,000, respectively.

The Company selects the expected return on plan assets assumption in consultation with its actuary. This rate is intended to reflect the expected average rate of earnings on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience that may not continue over the measurement period and higher significance is placed on forecasts of future long-term economic conditions.

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes. Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period which assets are invested. However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Below is a description of the plan’s assets. The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	October 31, 2006	October 31, 2005
Fixed Income	31.6%	23.1%
Equity	66.9	74.0
Other	1.5	2.9
Total	100.0%	100.0%

The investment policy and strategies for plan assets can best be described as a growth and income strategy. The target allocation is for 75% of the assets to be invested primarily in large and mid capitalization equity securities with the remaining 25% invested in fixed income investments. Diversification is accomplished by limiting the holding of any one equity issuer to no more than 5% of total equities. Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets. All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues. The assets are managed by the Company’s Trust and Investment Services Division. No derivatives are used to manage the assets. Equity securities do not include holdings in the Company.

Projected benefit payments for years 2007 to 2016 are as follows (in thousands):

Year	Amount
2007	$20
2008	27
2009	41
2010	83
2011	203
2012-2016	1,620

The Company’s estimate of the maximum contribution expected to be paid to the plan during 2007 is $630,000.

Index

A 401(k) savings plan was adopted in 1995 that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $245,000, $166,000, and $156,000 to the 401(k) plan in 2006, 2005, and 2004, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

In 1982, the Company adopted deferred compensation agreements with certain key officers providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement. The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued. The expense for this plan was $60,000, $64,000, and $55,000 for years 2006, 2005, and 2004, respectively.

The Company has a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals. The total amount charged to salary expense for these plans was $867,000, $866,000, and $30,000 for the years 2006, 2005, and 2004, respectively.

Note 18 - Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107, Disclosures About Fair Value of Financial Instruments, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of the Company’s assets are as follows:
	December 31, 2006		December 31, 2005
(in thousands)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets: Cash and due from banks	$26,124	$26,124	$27,354	$27,354
Securities available for sale	148,748	148,748	147,274	147,274
Securities held to maturity	13,873	14,131	18,355	18,701
Loans held for sale	1,662	1,662	714	714
Loans, net of allowance	534,964	530,373	410,978	407,065
Accrued interest receivable	3,862	3,862	2,939	2,939

Financial liabilities:
Deposits	$608,528	$606,466	$491,651	$489,568
Repurchase agreements	33,368	33,368	37,203	37,203
Other borrowings	15,087	17,017	17,238	19,706
Trust preferred capital notes	20,619	20,619	-	-
Accrued interest payable	1,683	1,683	960	960

Off balance sheet instruments:
Commitments to extend credit	$-	$-	$-	$-
Standby letters of credit	-	31	-	26
Rate lock commitments	-	-	-	-

Index

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

Trust preferred capital notes. Fair value approximates the carrying amount, as the interest rates of these instruments at inception and at December 31, 2006 were approximately the same.

Accrued interest payable. The carrying amount is a reasonable estimate of fair value.

Off balance sheet instruments. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 19 - Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Company’s bank subsidiary can distribute as dividends, without the approval of the Comptroller of the Currency, $8,132,000 as of December 31, 2006.

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Under the guidelines, total capital has been defined as core (Tier I) capital and supplementary (Tier II) capital. The Company’s Tier I capital consists primarily of shareholders' equity and trust preferred capital notes, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets. Management believes, as of December 31, 2006 and 2005, that the Company met the requirements to be considered “well capitalized.”

Index

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital Company	$99,074	17.45%	$45,410	>8.0%
Bank	93,257	16.43	45,402	>8.0	$56,752	>10.0%

Tier I Capital
Company	91,863	16.18	22,705	>4.0
Bank	86,976	15.33	22,701	>4.0	34,051	>6.0

Leverage Capital
Company	91,863	12.15	30,241	>4.0
Bank	86,976	11.53	30,181	>4.0	37,726	>5.0

As of December 31, 2005
Total Capital
Company	$80,038	17.57%	$36,433	>8.0%
Bank	77,343	17.01	36,375	>8.0	$45,468	>10.0%

Tier I Capital
Company	74,026	16.25	18,216	>4.0
Bank	72,321	15.91	18,187	>4.0	27,281	>6.0

Leverage Capital
Company	74,026	11.94	24,796	>4.0
Bank	72,321	11.69	24,744	>4.0	30,930	>5.0

Note 20 - Segment and Related Information

In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, reportable segments include community banking and trust and investment services.

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

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I, which issued $20,000,000 of preferred securities which were used to fund the cash portion of the acquisition of Community First Financial Corporation. Refer to Note 11 for additional information on the preferred securities. The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

Index

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

Segment information is shown in the following table:
	2006
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$45,060	$-	$10	$-	$45,070
Interest expense	15,629	-	1,032	-	16,661
Noninterest income - external customers	4,622	3,794	42	-	8,458
Operating income before income taxes	15,747	1,963	(1,165)	-	16,545
Depreciation and amortization	1,383	22	2	-	1,407
Total assets	777,001	-	719	-	777,720
Capital expenditures	1,044	1	-	-	1,045

	2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,479	$-	$-	$-	$32,479
Interest expense	8,740	-	-	-	8,740
Noninterest income - external customers	4,482	3,398	16	-	7,896
Noninterest income - internal customers	-	36	-	(36)	-
Operating income before income taxes	12,822	1,455	(186)	-	14,091
Depreciation and amortization	1,194	22	2	-	1,219
Total assets	622,468	-	1,035	-	623,503
Capital expenditures	1,062	59	-	-	1,121

	2004

		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$30,120	$-	$53	$(53)	$30,120
Interest expense	7,479	-	53	(53)	7,479
Noninterest income - external customers	2,712	2,976	822	-	6,510
Noninterest income - internal customers	-	48	-	(48)	-
Operating income before income taxes	9,321	1,694	30	-	11,045
Depreciation and amortization	1,389	21	6	-	1,416
Total assets	618,325	-	2,444	(1,704)	619,065
Capital expenditures	790	29	-	-	819

Index

Note 21 - Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	As of December 31,
Condensed Balance Sheets	2006	2005

Cash	$4,452	$968
Investment in subsidiaries	110,724	71,353
Other assets	571	1,295
Total Assets	$115,747	$73,616

Liabilities	$136	$197
Trust preferred capital notes	20,619	-
Shareholders’ equity	94,992	73,419
Total Liabilities and Shareholders’ Equity	$115,747	$73,616

	For the Years Ended December 31,
Condensed Statements of Income	2006	2005	2004

Dividends from subsidiary	$7,900	$7,000	$7,400
Income	52	16	15
Expenses	1,217	201	179
Income taxes (benefit)	(396)	(63)	(56)
Income before equity in undistributed
earnings of subsidiary	7,131	6,878	7,292
Equity in undistributed earnings of subsidiary	4,295	3,116	721
Net Income	$11,426	$9,994	$8,013

	For the Years Ended December 31,
Condensed Statements of Cash Flows	2006	2005	2004
Cash provided by dividends received
from subsidiary	$7,900	$7,000	$7,400
Cash used for payment of dividends	(5,210)	(4,529)	(4,411)
Cash used for repurchase of stock	(912)	(2,404)	(3,787)
Proceeds from exercise of options	171	303	326
Other	1,535	(204)	(123)
Net increase (decrease) in cash	$3,484	$166	$(595)

Index

Note 22 - Concentrations of Credit Risk

Substantially all the Company’s loans are made within its market area, which includes the Lynchburg and Southside Virginia markets as well as Greensboro and Yanceyville, North Carolina.  The ultimate collectibility of the Company’s loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions of the market area.

Loans secured by real estate were $439,700,000, or 81% of the loan portfolio, at December 31, 2006, and $329,600,000, or 79% of the loan portfolio, at December 31, 2005.  Loans secured by commercial real estate represented the largest portion of loans at $186,600,000 at December 31, 2006, and $143,000,000 at December 31, 2005, both years at 34% of total loans.  There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2006 or 2005.

Note 23 - Mergers and Acquisitions

In April 2006, the Company finalized the acquisition of Community First Financial Corporation and acquired 100% of its preferred and common stock. Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson and Amherst Counties. The reported annual results of operations as of December 31, 2006 for the Company include Community First since the date of acquisition.

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

The acquisition was accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, and accordingly, the assets and liabilities of Community First were recorded at their respective fair market values as of April 1, 2006.

The difference between the purchase price for Community First and the fair value of the identifiable net assets acquired (including core deposit intangibles) was recorded as goodwill. The aggregate purchase price was $34,600,000, and included common stock valued at $17,500,000 and cash in the amount of $17,100,000. Community First shareholders received 746,944 of the Company’s common shares.

Index

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) Financial Statements (See Item 8 for reference)
(a)(3) Exhibits

EXHIBIT INDEX
Exhibit #		Location

2.1	Agreement and Plan of Reorganization, as of October 18, 2005, between American National Bankshares Inc. and Community First Financial Corporation	Exhibit 2.1 on Form 8-K filed October 20, 2005

3.1	Amended and Restated Articles of Incorporation Dated August 20, 1997	Exhibit 4.1 on Form S-3 filed August 20, 1997

3.2	Amended Bylaws dated April 22, 2003	Exhibit 3.2 on Form 8-K filed April 23, 2003

10.3	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 18, 2001	Exhibit 10.5 on Form 10-K filed March 25, 2002

10.5	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 18, 2001	Exhibit 10.8 on Form 10-K filed March 25, 2002

10.6	Agreement between American National Bank and Trust Company, and Charles H. Majors dated January 1, 2002	Exhibit 10.10 on Form 10-K filed March 25, 2002

10.7	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated June 17, 2003	Exhibit 10.1 on Form 10-K filed March 16, 2005

10.8	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Neal A. Petrovich dated June 15, 2004	Exhibit 10.2 on Form 10-K filed March 16, 2005

11.	Refer to EPS calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and CEO	Filed herewith

31.2	Section 302 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and CEO	Filed herewith

32.2	Section 906 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

99.2	American National Bankshares Inc. Dividend Reinvestment Plan dated August 19, 1997	Exhibit 99 on Form S-3 Filed August 20, 1997

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2007	AMERICAN NATIONAL BANKSHARES INC.

By: /s/ Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2007.

/s/ Charles H. Majors	President and
Charles H. Majors	Chief Executive Officer

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Dr. Frank C. Crist, Jr.	Director
Dr. Frank C. Crist, Jr.

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr., Ph.D.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Fred B. Leggett, Jr.	Director
Fred B. Leggett, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux, M.D.

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ Neal A. Petrovich	Senior Vice President and
Neal A. Petrovich	Chief Financial Officer

Index