Form 10-Q
period 2007-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2007-05-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 8, 2007, the Company had 6,151,448 shares Common Stock outstanding, $1 par value.

Index
American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)
	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$22,844	$24,375
Interest bearing deposits in other banks	22,817	1,749

Securities available for sale, at fair value	138,533	148,748
Securities held to maturity (fair value of $13,715 in 2007 and $14,131 in 2006)	13,475	13,873
Total securities	152,008	162,621

Loans held for sale	2,017	1,662

Loans, net of unearned income	543,357	542,228
Less allowance for loan losses	(7,590)	(7,264)
Net loans	535,767	534,964

Bank premises and equipment at cost, less accumulated depreciation of
$15,022 in 2007 and $14,755 in 2006	12,759	12,438
Goodwill	22,468	22,468
Core deposit intangibles, net	2,735	2,829
Accrued interest receivable and other assets	14,129	14,614

Total assets	$787,544	$777,720

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Demand deposits -- noninterest bearing	$116,940	$106,885
Demand deposits -- interest bearing	113,778	107,170
Money market deposits	52,856	50,948
Savings deposits	69,083	69,517
Time deposits	253,377	274,008
Total deposits	606,034	608,528

Repurchase agreements	44,526	33,368
FHLB borrowings	15,050	15,087
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,675	5,126
Total liabilities	690,904	682,728

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,156,823 shares outstanding at March 31, 2007 and
6,161,865 shares outstanding at December 31, 2006	6,157	6,162
Capital in excess of par value	26,456	26,414
Retained earnings	65,726	64,584
Accumulated other comprehensive income (loss), net	(1,699)	(2,168)
Total shareholders' equity	96,640	94,992

Total liabilities and shareholders' equity	$787,544	$777,720

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except share and per share data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Interest Income:
Interest and fees on loans	$10,079	$6,956
Interest and dividends on securities:
Taxable	1,136	1,152
Tax-exempt	423	451
Dividends	89	57
Other interest income	171	232
Total interest income	11,898	8,848
Interest Expense:
Deposits	3,783	2,307
Repurchase agreements	426	309
Other borrowings	206	213
Trust preferred capital notes	343	-
Total interest expense	4,758	2,829
Net Interest Income	7,140	6,019
Provision for Loan Losses	303	126

Net Interest Income After Provision for Loan Losses	6,837	5,893

Noninterest Income:
Trust fees	879	755
Service charges on deposit accounts	622	571
Other fees and commissions	289	309
Mortgage banking income	190	133
Securities gains, net	25	21
Other	207	112
Total noninterest income	2,212	1,901
Noninterest Expense:
Salaries	2,390	1,984
Pension and other employee benefits	648	649
Occupancy and equipment	829	646
Bank franchise tax	168	140
Core deposit intangible amortization	94	39
Other	1,041	925
Total noninterest expense	5,170	4,383
Income Before Income Tax Provision	3,879	3,411
Income Tax Provision	1,175	1,005
Net Income	$2,704	$2,406

Net Income Per Common Share:
Basic	$0.44	$0.44
Diluted	$0.44	$0.44

Average Common Shares Outstanding:
Basic	6,156,812	5,441,758
Diluted	6,185,084	5,477,904

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2007 and 2006 (Unaudited)
(Dollars in thousands)					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	2,406	-	2,406

Change in unrealized losses on securities
available for sale, net of tax of $(178)	-	-	-	-	(343)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(7)	-	-	-	-	(14)

Other comprehensive income (loss)					(357)	(357)

Total comprehensive income						2,049

Stock repurchased and retired	(13,900)	(14)	(24)	(286)	-	(324)

Stock options exercised	3,580	3	46	-	-	49

Cash dividends paid	-	-	-	(1,141)	-	(1,141)

Balance, March 31, 2006	5,431,438	$5,431	$9,610	$60,088	$(1,077)	$74,052

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	94,992

Net income	-	-	-	2,704	-	2,704

Change in unrealized gains on
securities available for sale, net of tax of $266	-	-	-	-	494

Less: Reclassification adjustment for gains on
securities available for sale,
net of tax of $ (13)	-	-	-	-	(25)

Other comprehensive income					469	469

Total comprehensive income						3,173

Stock repurchased and retired	(11,600)	(12)	(50)	(207)	-	(269)

Stock options exercised	6,558	7	92	-	-	99

Cash dividends paid	-	-	-	(1,355)	-	(1,355)

Balance, March 31, 2007	6,156,823	$6,157	$26,456	$65,726	$(1,699)	$96,640

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(in thousands) (Unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,704	$2,406
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	303	126
Depreciation	282	211
Core deposit intangible amortization	94	39
Net amortization (accretion) of bond premiums and discounts	(26)	31
Net gain on sale or call of securities	(25)	(21)
Gain on loans held for sale	(134)	(77)
Proceeds from sales of loans held for sale	6,384	2,387
Originations of loans held for sale	(6,605)	(2,469)
Net (gain) loss on foreclosed real estate	-	(3)
Gain on sale of premises and equipment	(9)	-
Deferred income tax expense (benefit)	(253)	113
Increase in interest receivable	(135)	(480)
Decrease in other assets	802	1,606
(Decrease) increase in interest payable	(53)	68
Decrease in other liabilities	(581)	(1,212)
Net cash provided by operating activities	2,748	2,725

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	215	165
Proceeds from maturities and calls of securities available for sale	13,522	14,473
Proceeds from maturities and calls of securities held to maturity	398	1,478
Purchases of securities available for sale	(2,748)	(32,532)
Net (increase) decrease in loans	(1,106)	5,651
Proceeds from sale of bank property and equipment	-	14
Purchases of bank property and equipment	(594)	(190)
Proceeds from sales of foreclosed real estate	-	66
Net cash provided by (used in) investing activities	9,687	(10,875)

Cash Flows from Financing Activities:
Net increase in demand, money market,
and savings deposits	18,137	13,859
Net decrease in time deposits	(20,631)	(831)
Net increase in repurchase agreements	11,158	3,469
Net decrease in FHLB borrowings	(37)	(38)
Cash dividends paid	(1,355)	(1,141)
Repurchase of stock	(269)	(324)
Proceeds from exercise of stock options	99	49
Net cash provided by financing activities	7,102	15,043

Net Increase in Cash and Cash Equivalents	19,537	6,893

Cash and Cash Equivalents at Beginning of Period	26,124	27,354

Cash and Cash Equivalents at End of Period	$45,661	$34,247

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$22,844	$17,986
Interest-bearing deposits in other banks	22,817	16,261
	$45,661	$34,247

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,811	$2,760
Income taxes paid	-	11
Transfer of loans to other real estate owned	-	30
Unrealized gain (loss) on securities available for sale	722	(542)

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007; the consolidated statements of income for the three months ended March 31, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2007 and 2006; and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006. Operating results for the three month periods ended March 31, 2007 are not necessarily indicative of the results that may occur for the year ending December 31, 2007. Certain reclassifications have been made to prior period balances to conform to the current period presentation.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Form 10-K for the year ended December 31, 2006.

Note 2 - Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2007, and December 31, 2006 were as follows:

	March 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$77,583	$103	$474	$77,212
Mortgage-backed	19,147	122	304	18,965
State and municipal	33,583	168	364	33,387
Corporate	2,487	1	48	2,440
Equity securities:
FHLB stock - restricted	2,130	-	-	2,130
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,453	436	-	2,889
Other	81	-	-	81
Total securities available for sale	138,893	830	1,190	138,533

Securities held to maturity:
Federal agencies	1,000	-	7	993
Mortgage-backed	365	9	-	374
State and municipal	12,110	264	26	12,348
Total securities held to maturity	13,475	273	33	13,715
Total securities	$152,368	$1,103	$1,223	$152,248

	December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies	$88,106	$40	$819	$87,327
Mortgage-backed	19,225	104	353	18,976
State and municipal	33,608	168	423	33,353
Corporate	2,490	3	56	2,437
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,643	254	-	2,897
Other	81	-	-	81
Total securities available for sale	149,830	569	1,651	148,748

Securities held to maturity:
Federal agencies	1,001	-	12	989
Mortgage-backed	385	9	-	394
State and municipal	12,487	291	30	12,748
Total securities held to maturity	13,873	300	42	14,131
Total securities	$163,703	$869	$1,693	$162,879

Index
The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007.

	Total		Less than 12 months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$65,421	$481	$5,848	$15	$59,573	$466
Mortgage-backed	10,389	304	175	2	10,214	302
State and municipal	24,747	390	399	-	24,348	390
Corporate	1,437	48	-	-	1,437	48
Total	$101,994	$1,223	$6,422	$17	$95,572	$1,206

    Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer. The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost. As of March 31, 2007, the Company held 135 securities that had been in a continuous unrealized loss position for twelve months or more.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2006.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$72,091	$831	$21,439	$113	$50,652	$718
Mortgage-backed	11,091	353	242	2	10,849	351
State and municipal	25,310	453	3,784	51	21,526	402
Corporate	1,429	56	-	-	1,429	56
Total	$109,921	$1,693	$25,465	$166	$84,456	$1,527

Note 3 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	March 31, 2007	December 31, 2006

Construction and land development	$70,586	$69,404
Commercial real estate	196,339	186,639
Residential real estate	129,827	131,126
Home equity	48,004	52,531
Total real estate	444,756	439,700

Commercial and industrial	88,808	91,511
Consumer	9,793	11,017
Total loans	$543,357	$542,228

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31,	December 31,
(in thousands)	2007	2006

Impaired loans without a valuation allowance	$1,219	$472
Impaired loans with a valuation allowance	295	904
Total impaired loans	$1,514	$1,376

Allowance provided for impaired loans,
included in the allowance for loan losses	$312	$241

Nonaccrual loans excluded from the impaired loan disclosure	$2,272	$2,311

Index

	Three Months Ended	Three Months Ended
(in thousands)	March 31, 2007	March 31, 2006

Average balance in impaired loans	$1,587	$3,554

Interest income recognized on impaired loans	$4	$8

Interest income recognized on nonaccrual loans	$-	$24

Interest on nonaccrual loans had they been accruing	$75	$66

Loans past due 90 days and still accruing interest	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $99,000 at March 31, 2007, and December 31, 2006, and is included in other assets on the Consolidated Balance Sheets.

Note 4 - Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the three months ended March 31, 2007 and 2006, and for the year ended December 31, 2006 are presented below:

(in thousands)	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2007	2006	2006
Allowance for Loan Losses
Balance, beginning of period	$7,264	$6,109	$6,109
Allowance acquired in merger	-	1,598	-
Provision for loan losses	303	58	126
Charge-offs	(49)	(913)	(151)
Recoveries	72	412	80
Balance, end of period	$7,590	$7,264	$6,164

Reserve for unfunded lending commitments
Balance, beginning of period	$123	-	$-
Provision for unfunded commitments	8	123	-
Balance, end of period	$131	$123	$-

    The reserve for unfunded loan commitments in included in other liabilities.

Index

Note 5 - Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value-based test.

  The changes in the carrying amount of goodwill for the quarter ended March 31, 2007, are as follows (in thousands):

Balance as of January 1, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of March 31, 2007	$22,468

  Core deposit intangibles resulting from the Community First acquisition were $3,112,000 and are being amortized over 99 months.

Note 6- Trust Preferred Securities

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities (the “Trust Common Securities”) by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture (the “Indenture”) entered into between the Company and Wilmington Trust Company, as trustee. The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company’s acquisition of that company, and for general corporate purposes.

Note 7 - Stock Based Compensation

 The Company maintained a stock option plan until its expiration on December 31, 2006, which provided for the granting of incentive and non-statutory options to employees on a periodic basis. The existing stock options are still covered by the plan although the plan expired at the end of 2006.  The Company’s stock options had an exercise price equal to the fair value of the stock on the date of grant. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated. SFAS 123R requires public companies to recognize compensation expense related to stock based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award. SFAS 123R eliminated the choice to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

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

   There were no tax benefits associated with stock option activity during the first three months of 2007 or 2006. Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options). The Company has no non-statutory stock options.

   Stock option plan activity for the three months ended March 31, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Average Intrinsic Value (in thousands)
Options outstanding, January 1	201,849	$20.36
Granted	-	-
Exercised	(6,558)	14.92
Forfeited	(120)	14.00
Outstanding at March 31	195,171	$20.54	4.6	$662
Exercisable March 31	195,171	20.54	4.6	662

The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $48,000.

Note 8 - Earnings Per Share

    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2007		2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	6,156,812	$.44	5,441,758	$.44
Effect of dilutive securities (stock options)	28,272	-	36,146	-
Diluted earnings per share	6,185,084	$.44	5,477,904	$.44

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2007 and 2006 because their effects were antidilutive averaged 88,027 and 88,227, respectively.

Index

Note 9 - Employee Benefit Plans

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2007	2006
Service cost	$164	$126
Interest cost	105	88
Expected return on plan assets	(141)	(110)
Amortization of prior service cost	(1)	(6)
Recognized net actuarial loss	38	53

Net periodic benefit cost	$165	$151

Note 10 - Segment and Related Information

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

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I, which issued $20,000,000 of preferred securities which were used to fund the cash portion of the acquisition of Community First Financial Corporation. Refer to Note 6 for additional information on the preferred securities. The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

Segment information for the three month periods ended March 31, 2007 and 2006 is shown in the following table.

	Three Months Ended March 31, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,848	$-	$-	$-	$8,848
Interest expense	2,829	-	-	-	2,829
Non-interest income - external customers	1,025	879	(3)	-	1,901
Operating income before income taxes	3,065	400	(54)	-	3,411
Depreciation and amortization	245	5	1	-	251
Total assets	638,266	-	1,185		639,451
Capital expenditures	190	-	-	-	190

	Three Months Ended March 31, 2006

		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,848	$-	$-	$-	$8,848
Interest expense	2,829	-	-	-	2,829
Non-interest income - external customers	1,025	879	(3)	-	1,901
Non-interest income - internal customers	-	-	-	-	-
Operating income before income taxes	3,065	400	(54)	-	3,411
Depreciation and amortization	245	5	1	-	251
Total assets	638,266	-	1,185		639,451
Capital expenditures	190	-	-	-	190

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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2007 presentation.

Critical Accounting Policies

The Company’s critical accounting policies are listed below. A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

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

The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff and economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category. The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date. It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments. The reserve for unfunded loan commitments is included in other liabilities.

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Amortization expense charged to operations was $94,000 and $39,000 for the three month periods ended March 31, 2007 and 2006, respectively.

Index

Non-GAAP Presentations

    The Management’s Discussion and Analysis may refer to the efficiency ratio, which is computed by dividing noninterest expense by the sum of net interest income on a taxable equivalent basis and noninterest income (excluding gains on sales of securities or other assets). This is a non-GAAP financial measure which management believes provides investors with important information regarding the Company’s operational efficiency. Comparison of the Company’s efficiency ratio with those of other companies may not be valid because other companies may calculate the efficiency ratio differently.

The analysis of net interest income in this document is performed on a taxable equivalent basis. Management believes the taxable equivalent presentation better reflects total return, as many financial assets have specific tax advantages that modify their effective yields. A reconcilement of taxable equivalent net interest income to net interest income is provided.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, Fair Value Measurements. The Company has not yet adopted this standard and does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

Refer to the Company’s December 31, 2006 Annual Report on Form 10-K for previously announced accounting pronouncements.

Internet Access to Corporate Documents

The Company provides access to its SEC filings through a link on the Investors Relations page of the Company’s web site at www.amnb.com. Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with eighteen full service offices serving the areas of Danville, Pittsylvania County, Martinsville, Henry County, South Boston, Halifax County, Lynchburg, Bedford, Bedford County, Campbell County and portions of Nelson County in Virginia, along with portions of Caswell County in North Carolina. The Company also operates loan production offices in Greensboro, North Carolina, Lynchburg, Virginia, and Smith Mountain Lake, Virginia.

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance. Services are also provided through twenty-two ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking. Additional information is available on the Company’s website at www.amnb.com. The shares of American National Bankshares Inc. are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

The Company specializes in providing financial services to businesses and consumers. Current priorities are to:
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income, and
•	continue to control costs.

Index

ANALYSIS OF OPERATING RESULTS

Net Interest Income

Net interest income, the Company’s largest source of revenue, is the excess of interest income over interest expense. Net interest income is influenced by a number of factors, including the volume and mix of interest earning assets and interest bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities. A tax rate of 34% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis. Net interest income divided by average earning assets is referred to as the net interest margin. The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities is referred to as the net interest spread.

In comparison to the first quarter of 2006, net interest income on a taxable equivalent basis increased $1,117,000, or 17.9%. The improvement was due largely to the impact of the Community First acquisition, which significantly increased the Company’s interest earning assets. Average interest earning assets increased from $605,026,000 in the first quarter of 2006 to $714,427,000 in the recently completed quarter. First quarter 2007 interest income included a positive impact of $134,000 related to amortization on the valuation of Community First’s loans. Similarly, interest expense for the quarter was reduced by $66,000 related to amortization on the valuation of certain Community First deposits. Beginning April 2006, the loan valuation is being amortized over fifty-two months and the deposit valuation over thirteen months. The Company’s net interest margin, on a fully taxable equivalent basis, was 4.13% during the first quarter of 2007, compared to 4.14% during the same quarter of 2006.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of trust preferred securities during the second quarter of 2006. These securities bear interest at a fixed rate of 6.66% for five years, after which the interest rate will vary quarterly based on changes in the ninety-day LIBOR index. The Company may repay all or a portion of the securities after five years. Interest expense associated with these securities was $343,000 during the first quarter of 2006.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the first quarter 2007 and 2006.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
Table 1 - Net Interest Income Analysis
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except yields and rates)

	Average Balance		Interest Income/Expense		Average Yield/Rate

	2007	2006	2007	2006	2007	2006
Loans:
Commercial	$88,962	$70,421	$1,693	$1,238	7.61%	7.03%
Real Estate	444,854	331,522	8,165	5,508	7.34	6.65
Consumer	10,346	10,221	242	229	9.36	8.96
Total loans	544,162	412,164	10,100	6,975	7.42	6.77

Securities:
Federal agencies	82,257	90,141	857	807	4.17	3.58
Mortgage-backed	20,001	21,626	241	245	4.82	4.53
State and municipal	45,963	47,419	634	673	5.52	5.68
Other	8,783	12,372	129	154	5.87	4.98
Total securities	157,004	171,558	1,861	1,879	4.74	4.38

Deposits in other banks	13,261	21,304	171	232	5.16	4.36

Total interest earning assets	714,427	605,026	12,132	9,086	6.79	6.00

Nonearning assets	64,431	26,908

Total assets	$778,858	$631,934

Deposits:
Demand	$110,115	$97,050	$424	$303	1.54%	1.25%
Money market	52,140	41,414	349	221	2.68	2.13
Savings	68,927	78,256	235	187	1.36	0.96
Time	262,624	196,013	2,775	1,596	4.23	3.26
Total deposits	493,806	412,733	3,783	2,307	3.06	2.24

Repurchase agreements	46,254	39,941	426	309	3.68	3.09
Other borrowings	36,720	17,230	549	213	5.98	4.94
Total interest bearing liabilities	576,780	469,904	4,758	2,829	3.30	2.40

Noninterest bearing demand deposits	101,011	85,025
Other liabilities	5,735	3,105
Shareholders' equity	95,332	73,900
Total liabilities andshareholders' equity	$778,858	$631,934

Interest rate spread					3.49%	3.60%
Net interest margin					4.13%	4.14%

Net interest income (taxable equivalent basis)			7,374	6,257
Less: Taxable equivalent adjustment			234	238
Net interest income			$7,140	$6,019

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

The Credit Committee has responsibility for determining the level and adequacy of the allowance for loan losses. Among other factors, the Committee, on a quarterly basis, considers the Company’s historical loss experience; the size and composition of the loan portfolio; individual risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions. The Audit and Compliance Committee and the Board of Directors also review the allowance calculation quarterly.

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

The provision for loan losses increased from $126,000 in the first quarter of 2006 to $303,000 in the first quarter of 2007.

The allowance for loan losses was $7,590,000 at March 31, 2007, an increase of 4.5% over the $7,264,000 recorded at December 31, 2006.  The allowance represented 1.40% of loans at March 31, 2007, in comparison to 1.34% at December 31, 2006. Management believes the allowance for loan losses is adequate to absorb losses inherent in the Company’s loan portfolio at March 31, 2007. More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Noninterest Income

Noninterest income rose 16.4% from $1,901,000 in the first quarter of 2006 to $2,212,000 in the first quarter of 2007. The increase was due in large part to growth in trust fees, increases in deposit account service charge income and mortgage banking revenue, and income from bank owned life insurance acquired from Community First.

Fees from the management of trusts, estates, and asset management accounts totaled $879,000 in the first quarter of 2007, up 16.4% from $755,000 for the same period in 2006. These increases were due primarily to new account activity and fee structure changes.

Service charges on deposit accounts were $622,000, up from $571,000 for the first quarter of 2006, due primarily to the acquisition of Community First.

Mortgage banking income represents fees from originating, selling, and brokering residential mortgage loans. Mortgage banking income was $190,000 for the first quarter of 2007, an increase of 42.9% from the first quarter of 2006.  This increase was due to an increase in volume.

Other noninterest income increased $95,000 in the first quarter of 2007 over the comparable quarter of 2006. This increase was due to increases in Visa check card income, wire transfer fees, check order charges, and check cashing fees. Income from bank owned life insurance of $33,000 as well as an increase in dividends from the Company's ownership in Virginia Bankers Insurance and Virginia Title Center contributed to the increase in noninterest income.

Noninterest Expense

Noninterest expense increased $787,000 from the first quarter of 2006 to 2007, due in large part to the impact of the Community First acquisition.

Salaries increased $406,000 or 20.5% in the first quarter of 2007 as compared to the same period in 2006. This was due largely to the acquisition of Community First.

Occupancy and equipment expense increased $183,000 in the first quarter of 2007 as compared to the same period in 2006. This increase is primarily due to the additional four branch offices of Community First obtained in the acquisition.

Bank franchise tax expense increased $28,000 in the first quarter of 2007 in comparison to the same quarter of 2006. Core deposit intangible amortization expense also increased during the first quarter of 2007 by $55,000 over the comparable period of 2006, both of which were related to the Community First merger.

Other noninterest expense increased $116,000 in the first quarter of 2007 compared to the same quarter of 2006. This increase is due primarily to the general expenses associated with servicing the customer base obtained with the Community First merger.

Income Tax Provision

The effective tax rate for the first quarter of 2007 was 30.3% compared to 29.5% for the same period of 2006. The effective tax rate is lower than the statutory rate primarily due to the effect of the Company’s ownership of tax-exempt state and municipal securities.

Index
FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average securities decreased $14,554,000, or 8.5% during the first quarter of 2007, as compared to the same period in 2006. This decrease was due in part to the increase in average loans of $132,000,000.

Loans

Average loans were $544,162,000 during the first quarter of 2007, compared with $412,164,000 in the first quarter of 2006. The increase in loans is primarily the result of the Community First acquisition.

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

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings. Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming loans represented .68% of total loans at March 31, 2007, and .63% at December 31, 2006.

The following table summarizes nonperforming assets (in thousands):

	March 31, 2007	December 31, 2006
Loans 90 days or more past due	$-	$-
Nonaccrual loans	3,689	3,425
Nonperforming loans	3,689	3,425
Foreclosed real estate	99	99
Nonperforming assets	$3,788	$3,524

There were no troubled debt restructurings at March 31, 2007 or December 31, 2006.

Liquidity

Liquidity is the measure of the Company’s ability to generate sufficient funds to meet cash needs such as customer demands for loans and the withdrawal of deposit balances. Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and two correspondent banks, and maturities and sales of securities. Management believes that these sources provide sufficient and timely liquidity.

Management monitors and plans the liquidity position for future periods. Liquidity strategies are implemented and monitored by ALCO. The Committee uses a simulation and budget model to manage the future liquidity needs of the Company.

The Company’s net liquid assets, which includes cash and due from banks and unpledged securities available for sale, less the Company’s reserve requirement, to liabilities ratio was 13.9% at March 31, 2007 and 12.6% at December 31, 2006. Both of these ratios reflect adequate liquidity for the respective periods.

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets. This equated to a line of credit in the amount of $236,030,000 at March 31, 2007. Borrowings under the line were $15,050,000 at March 31, 2007. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.

The Company had fixed-rate term borrowing contracts with the FHLB as of March 31, 2007, with the following final maturities:

Amount	Expiration Date

$ 1,000	July 2007
3,000	June 2008
5,000	August 2008
5,000	April 2009
1,050	March 2014
$ 15,050

The Company also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window. There were no amounts outstanding under these facilities at March 31, 2007.

Index

Deposits

Average deposits were $594,817,000 during the first quarter of 2007, up 19.5% from $497,758,000 during the same quarter of 2006. The increase in deposits was primarily the result of the Community First acquisition.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance-sheet transactions. Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance-sheet subsidiaries. Refer to Note 6 for discussion of AMNB Statutory Trust I. Off-balance-sheet transactions were as follows (in thousands):

	March 31, 2007	December 31, 2006

Commitments to extend credit	$155,442	$155,038
Standby letters of credit	2,858	3,125
Mortgage loan rate-lock commitments	1,313	2,246

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

Shareholders' Equity

In the first quarter of 2007, the Company declared and paid a quarterly cash dividend of $.22 per share.

On August 15, 2006, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 125,000 shares of the Company’s common stock between August 16, 2006 and August 21, 2007. The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company. Since December 31, 2006, 11,600 shares were repurchased.

One measure of a financial institution’s capital level is the ratio of shareholders' equity to assets. Average shareholders’ equity was 12.24% of average assets at March 31, 2007, and 11.69% at March 31, 2006. In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions. These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance-sheet activities of financial institutions. The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk. Under the guidelines, capital strength is measured in two tiers. Tier I capital consists primarily of shareholders' equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital. Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital. At March 31, 2007, the Company's Tier I and total capital ratios were 16.45% and 17.74%, respectively. At December 31, 2006, these ratios were 16.18% and 17.45%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Company's leverage ratios were 12.37% and 12.15% at March 31, 2007 and December 31, 2006, respectively. The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2007, that the Company met the requirements to be considered “well capitalized.”

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

There have been no material changes to market risk as disclosed in the Company’s 2006 Annual Report on Form 10-K. Refer to those disclosures for further information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

2. Unregistered Sales of Equity Securities and Use of Proceeds

	Repurchases made for the Quarter Ended March 31, 2007
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31	8,100	$23.40	8,100	112,000
February 1-28	-	-
March 1-31	3,500	22.56	3,500	108,500

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date - May 9, 2007	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date - May 9, 2007	Chief Financial Officer

Index