Form 10-Q
period 2007-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2007-08-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO_____ .

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐	No ☑

At August 7, 2007, the Company had 6,142,867 shares Common Stock outstanding, $1 par value.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2007	2006
Cash and due from banks	$21,735	$24,375
Interest bearing deposits in other banks	17,053	1,749

Securities available for sale, at fair value	121,083	148,748
Securities held to maturity (fair value of $13,255
in 2007 and $14,131 in 2006)	13,148	13,873
Total securities	134,231	162,621

Loans held for sale	2,306	1,662

Loans, net of unearned income	551,744	542,228
Less allowance for loan losses	(7,493)	(7,264)
Net loans	544,251	534,964

Bank premises and equipment, at cost, less accumulated
depreciation of $15,304 in 2007 and $14,755 in 2006	12,899	12,438
Goodwill	22,468	22,468
Core deposit intangibles, net	2,641	2,829
Accrued interest receivable and other assets	13,553	14,614
Total assets	$771,137	$777,720

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$107,206	$106,885
Demand deposits -- interest bearing	110,482	107,170
Money market deposits	50,749	50,948
Savings deposits	66,948	69,517
Time deposits	260,359	274,008
Total deposits	595,744	608,528

Repurchase agreements	43,615	33,368
FHLB borrowings	10,012	15,087
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,898	5,126
Total liabilities	673,888	682,728

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,145,617 shares outstanding at June 30, 2007 and
6,161,865 shares outstanding at December 31, 2006	6,146	6,162
Capital in excess of par value	26,422	26,414
Retained earnings	67,122	64,584
Accumulated other comprehensive income (loss), net	(2,441)	(2,168)
Total shareholders' equity	97,249	94,992
Total liabilities and shareholders' equity	$771,137	$777,720

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)
	Three Months Ended
	June 30
	2007	2006
Interest Income:
Interest and fees on loans	$10,408	$10,089
Interest and dividends on securities:
Taxable	1,028	1,358
Tax-exempt	420	430
Dividends	82	78
Other interest income	168	191
Total interest income	12,106	12,146
Interest Expense:
Interest on deposits	3,860	3,538
Interest on repurchase agreements	449	335
Interest on trust preferred capital notes	344	320
Interest on other borrowings	170	242
Total interest expense	4,823	4,435
Net Interest Income	7,283	7,711
Provision for loan losses	-	354
Net Interest Income After Provision
for Loan Losses	7,283	7,357

Noninterest Income:
Trust fees	924	885
Service charges on deposit accounts	625	737
Mortgage banking income	329	203
Brokerage fees	159	109
Other fees and commissions	198	183
Securities gains, net	64	17
Other	132	133
Total noninterest income	2,431	2,267
Noninterest Expense:
Salaries	2,514	2,527
Pension and other employee benefits	737	673
Occupancy and equipment	850	744
Bank franchise tax	165	170
Other	1,182	1,242
Total noninterest expense	5,448	5,356
Income Before Income Tax Provision	4,266	4,268
Income Tax Provision	1,235	1,266
Net Income	$3,031	$3,002

Net Income Per Common Share:
Basic	$0.49	$0.49
Diluted	$0.49	$0.48
Average Common Shares Outstanding:
Basic	6,150,216	6,172,522
Diluted	6,177,165	6,207,543

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)
	Six Months Ended
	June 30
	2007	2006
Interest Income:
Interest and fees on loans	$20,487	$17,045
Interest and dividends on securities:
Taxable	2,164	2,510
Tax-exempt	843	881
Dividends	171	135
Other interest income	339	423
Total interest income	24,004	20,994
Interest Expense:
Interest on deposits	7,643	5,845
Interest on repurchase agreements	875	644
Interest on trust preferred capital notes	687	320
Interest on other borrowings	376	455
Total interest expense	9,581	7,264
Net Interest Income	14,423	13,730
Provision for loan losses	303	480
Net Interest Income After Provision
for Loan Losses	14,120	13,250

Noninterest Income:
Trust fees	1,803	1,640
Service charges on deposit accounts	1,247	1,308
Mortgage banking income	519	336
Brokerage fees	248	234
Other fees and commissions	398	367
Securities gains, net	89	38
Other	339	245
Total noninterest income	4,643	4,168
Noninterest Expense:
Salaries	4,904	4,511
Pension and other employee benefits	1,385	1,322
Occupancy and equipment	1,679	1,390
Bank franchise tax	333	310
Other	2,317	2,206
Total noninterest expense	10,618	9,739
Income Before Income Tax Provision	8,145	7,679
Income Tax Provision	2,410	2,271
Net Income	$5,735	$5,408

Net Income Per Common Share:
Basic	$0.93	$0.93
Diluted	$0.93	$0.93
Average Common Shares Outstanding:
Basic	6,153,496	5,805,287
Diluted	6,181,107	5,840,871

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2007 and 2006 (Unaudited)

(Dollars in thousands)					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	5,408	-	5,408

Change in unrealized losses on securities
available for sale, net of tax of $ (751)	-	-	-	-	(1,361)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (13)	-	-	-	-	(26)

Other comprehensive income (loss)					(1,387)	(1,387)

Total comprehensive income						4,021

Merger acquisition	746,944	747	16,799			17,546

Stock repurchased and retired	(31,200)	(31)	(98)	(597)	-	(726)

Stock options exercised	4,988	4	64	-	-	68

Cash dividends declared ($ .43 per share)	-	-	-	(2,497)	-	(2,497)

Balance, June 30, 2006	6,162,490	$6,162	$26,353	$61,423	$(2,107)	$91,831

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	94,992

Net income	-	-	-	5,735	-	5,735

Change in unrealized losses on securities
available for sale, net of tax of $ (117)	-	-	-	-	(214)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (30)	-	-	-	-	(59)

Other comprehensive income (loss)					(273)	(273)

Total comprehensive income						5,462

Stock repurchased and retired	(24,300)	(24)	(104)	(428)	-	(556)

Stock options exercised	8,052	8	112	-	-	120

Cash dividends declared ($ .45 per share)	-	-	-	(2,769)	-	(2,769)

Balance, June 30, 2007	6,145,617	$6,146	$26,422	$67,122	$(2,441)	$97,249

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Dollars in thousands) (Unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,735	$5,408
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	303	480
Depreciation	564	451
Core deposit intangible amortization	188	173
Amortization of purchase accounting adjustments	-	(200)
Net amortization (accretion) of bond premiums and discounts	(59)	17
Net gain on sale or call of securities	(89)	(38)
Gain on loans held for sale	(397)	(200)
Proceeds from sales of loans held for sale	17,862	6,592
Originations of loans held for sale	(18,109)	(6,683)
Net gain on foreclosed real estate	(6)	(3)
Change in valuation allowance for foreclosed real estate	(10)	-
Gain on sale of premises and equipment	(9)	-
Deferred income tax expense (benefit)	92	(195)
Change in interest receivable	(15)	(304)
Change in other assets	1,117	(1,883)
Change in interest payable	(100)	222
Change in other liabilities	(1,128)	(956)
Net cash provided by operating activities	5,939	2,881

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	665	883
Proceeds from maturities and calls of securities available for sale	31,589	32,781
Proceeds from maturities and calls of securities held to maturity	725	2,862
Purchases of securities available for sale	(4,861)	(38,094)
Net change in loans	(9,590)	1,634
Net cash paid in merger acquisition	-	(14,634)
Purchases of bank property and equipment	(1,016)	(397)
Proceeds from sales of foreclosed real estate	30	91
Net cash provided by (used in) investing activities	17,542	(14,874)

(Continued on next page)

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Dollars in thousands) (Unaudited)
	2007	2006
Cash Flows from Financing Activities:

Net change in demand, money market, and savings deposits	865	13,682
Net change in time deposits	(13,649)	(14,619)
Net change in repurchase agreements	10,247	6,464
Net change in FHLB borrowings	(5,075)	18,044
Cash dividends paid	(2,769)	(2,497)
Repurchase of stock	(556)	(726)
Proceeds from exercise of stock options	120	68
Net cash (used in) provided by financing activities	(10,817)	20,416

Net Increase in Cash and Cash Equivalents	12,664	8,423

Cash and Cash Equivalents at Beginning of Period	26,124	27,354

Cash and Cash Equivalents at End of Period	$38,788	$35,777

Supplemental Schedule of Cash and Cash Equivalents:
Cash:
Cash and due from banks	$21,735	$19,352
Interest bearing deposits in other banks	17,053	16,425

	$38,788	$35,777

Supplemental Disclosure of Cash Flow Information:
Interest paid	$8,995	$6,403
Income taxes paid	1,022	918
Transfer of loans to other real estate owned	-	115
Unrealized gain (loss) on securities available for sale	(420)	(2,152)

Merger acquisition
Fair value of assets acquired	-	175,423
Fair value of common stock issued	-	(17,546)
Cash paid	-	(17,087)
Liabilities assumed	-	140,790

The accompanying notes are an integral part of the consolidated financial statements.

Index
AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated financial statements include the amounts and results of operations of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007; the consolidated statements of income for the three months and six months ended June 30, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2007 and 2006; and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006.

Note 2 - Securities

  The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$62,571	$1	$704	$61,868
Mortgage-backed	19,530	57	345	19,242
State and municipal	33,557	54	793	32,818
Corporate	1,485	-	51	1,434
Equity securities:
FHLB stock – restricted	1,851	-	-	1,851
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,067	279	-	2,346
Other	95	-	-	95
Total securities available for sale	122,585	391	1,893	121,083

Securities held to maturity:
Federal agencies	1,000	-	1	999
Mortgage-backed	347	5	-	352
State and municipal	11,801	157	54	11,904
Total securities held to maturity	13,148	162	55	13,255
Total securities	$135,733	$553	$1,948	$134,338

Index

	December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$88,106	$40	$819	$87,327
Mortgage-backed	19,225	104	353	18,976
State and municipal	33,608	168	423	33,353
Corporate	2,490	3	56	2,437
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,643	254	-	2,897
Other	81	-	-	81
Total securities available for sale	149,830	569	1,651	148,748

Securities held to maturity:
Federal agencies	1,001	-	12	989
Mortgage-backed	385	9	-	394
State and municipal	12,487	291	30	12,748
Total securities held to maturity	13,873	300	42	14,131
Total securities	$163,703	$869	$1,693	$162,879

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$60,391	$705	$15,951	$147	$44,440	$558
Mortgage-backed	13,450	345	3,967	41	9,483	304
State and municipal	30,798	847	6,793	136	24,005	711
Corporate	1,434	51	-	-	1,434	51
Total	$106,073	$1,948	$26,711	$324	$79,362	$1,624

         Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer.  The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost.  As of June 30, 2007, the Company held 126 securities that had been in a continuous unrealized loss position for twelve months or more.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2006.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$72,091	$831	$21,439	$113	$50,652	$718
Mortgage-backed	11,091	353	242	2	10,849	351
State and municipal	25,310	453	3,784	51	21,526	402
Corporate	1,429	56	-	-	1,429	56
Total	$109,921	$1,693	$25,465	$166	$84,456	$1,527

Index

Note 3 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30, 2007	December 31, 2006

Construction and land development	$73,596	$69,404
Commercial real estate	196,426	186,639
Residential real estate	129,032	131,126
Home equity	48,136	52,531
Total real estate	447,190	439,700

Commercial and industrial	93,763	91,511
Consumer	10,791	11,017
Total loans	$551,744	$542,228

The following is a summary of information pertaining to impaired and nonaccrual loans:

(in thousands)	June 30, 2007	December 31, 2006

Impaired loans without a valuation allowance	$936	$472
Impaired loans with a valuation allowance	3,105	904
Total impaired loans	$4,041	$1,376

Allowance provided for impaired loans,
included in the allowance for loan losses	$912	$241

Nonaccrual loans excluded from the impaired loan disclosure	$1,356	$2,311

	As of and for the Three Months Ended June 30,	As of and for the Six Months Ended June 30,	As of and for the Three Months Ended June 30,	As of and for the Six Months Ended June 30,
(in thousands)	2007	2007	2006	2006

Average balance in impaired loans	$2,292	$1,939	$3,161	$3,358

Interest income recognized on impaired loans	$103	$107	$23	$31

Interest income recognized on nonaccrual loans	$-	$-	$-	$-

Interest on nonaccrual loans had they been accruing	$73	$148	$129	$195

Loans past due 90 days and still accruing interest	$-	$-	$226	$226

    No additional funds are committed to be advanced in connection with impaired loans.

    Foreclosed real estate was $85,000 at June 30, 2007 and $99,000 at December 31, 2006, and is included in other assets on the Consolidated Balance Sheets.

Index

Note 4 - Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the six months ended June 30, 2007 and 2006, and for the year ended December 31, 2006 are presented below:
(in thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Allowance for Loan Losses
Balance, beginning of period	$7,264	$6,109	$6,109
Allowance acquired in merger	-	1,598	1,598
Provision for loan losses	303	58	480
Charge-offs	(204)	(913)	(226)
Recoveries	130	412	247
Balance, end of period	$7,493	$7,264	$8,208

Reserve for unfunded lending commitments
Balance, beginning of period	$123	-	$-
Provision for unfunded commitments	5	123	-
Balance, end of period	$128	$123	$-

    The reserve for unfunded loan commitments is included in other liabilities.

Note 5 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value-based test.

The changes in the carrying amount of goodwill for the quarter ended June 30, 2007, are as follows (in thousands):

Balance as of January 1, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of June 30, 2007	$22,468

      Core deposit intangibles resulting from the acquisition of Community First Financial Corporation on April 1, 2006 were $3,112,000 and are being amortized over 99 months.

Note 6– Trust Preferred Securities

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

Note 7 – Stock Based Compensation

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

There were no tax benefits associated with stock option activity during the first six months of 2007 or 2006.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Stock option plan activity for the six months ended June 30, 2007 is summarized below:
	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Average Intrinsic Value (in thousands)
Options outstanding, January 1	201,849	$20.36
Granted	-	-
Exercised	(8,052)	14.89
Forfeited	(120)	14.00
Outstanding at June 30	193,677	$20.59	4.4	$610
Exercisable June 30	193,677	20.59	4.4	610

   The total intrinsic value of options exercised during the three month and six month periods ended June 30, 2007 was $60,000 and $108,000, respectively.

Note 8 – Earnings Per Share

   The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock had no effect on income available to common shareholders.
Three Months Ended

June 30,

2007
2006

Per
Per

Share
Share

Shares
Amount
Shares
Amount

 Basic earnings per share
6,150,216
$.49
6,172,522
$.49

 Effect of dilutive securities (stock options)
26,949
-
35,021
(.01)

 Diluted earnings per share
6,177,165
$.49
6,207,543
$.48

	Six Months Ended
	June 30,
	2007		2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	6,153,496	$.93	5,805,287	$.93
Effect of dilutive securities (stock options)	27,611	-	35,584	-
Diluted earnings per share	6,181,107	$.93	5,840,871	$.93

Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2007 and 2006 because their effects were antidilutive averaged 88,027 and 88,227, respectively.

Index

Note 9 – Defined Benefit Plan

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$164	$165	$328	$291
Interest cost	105	88	210	176
Expected return on plan assets	(141)	(130)	(282)	(261)
Amortization of prior service cost	(1)	(6)	(1)	(12)
Recognized net actuarial loss	38	52	76	106

Net periodic benefit cost	$165	$169	$331	$300

      The Company does not expect to make a cash contribution to the plan during 2007.

Note 10 – Segment and Related Information

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

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I, which issued $20,000,000 of preferred securities in 2006.  Refer to Note 6 for additional information on the preferred securities.  The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.  Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

Index

    Segment information for the three month and six month periods ended June 30, 2007 and 2006 is shown in the following table.

	Three Months Ended June 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,106	$-	$-	$-	$12,106
Interest expense	4,479	-	344	-	4,823
Noninterest income	1,332	1,083	16	-	2,431
Operating income before income taxes	3,989	673	(396)	-	4,266
Depreciation and amortization	370	6	-	-	376
Total assets	770,357	-	780	-	771,137
Capital expenditures	408	14	-	-	422

	Three Months Ended June 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,146	$-	$-	$-	$12,146
Interest expense	4,435	-	-	-	4,435
Noninterest income	1,283	993	(9)	-	2,267
Operating income before income taxes	4,091	535	(358)	-	4,268
Depreciation and amortization	367	6	-	-	373
Total assets	809,265	-	1,303	-	810,568
Capital expenditures	214	1	-	-	215

	Six Months Ended June 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$24,004	$-	$-	$-	$24,004
Interest expense	8,894	-	687	-	9,581
Noninterest income	2,537	2,051	55	-	4,643
Operating income before income taxes	7,751	1,171	(777)	-	8,145
Depreciation and amortization	740	11	1	-	752
Total assets	770,357	-	780	-	771,137
Capital expenditures	1,000	16	-	-	1,016

	Six Months Ended June 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$20,994	$-	$-	$-	$20,994
Interest expense	7,264	-	-	-	7,264
Noninterest income	2,308	1,872	(12)	-	4,168
Operating income before income taxes	7,156	935	(412)	-	7,679
Depreciation and amortization	612	11	1	-	624
Total assets	809,265	-	1,303		810,568
Capital expenditures	404	1	-	-	405

Index

ITEM 2 - MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
  Changes in interest rates could increase or reduce income.
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

Index

Goodwill and Other Intangible Assets

The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $94,300 for the second quarter of 2007 and $86,500 for the same period of 2006, and $188,000 and $173,000 for the six months ended June 30, 2007 and 2006, respectively.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank with twenty banking offices and one loan production office located in Southern and Central Virginia and the northern portion of Central North Carolina.

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

In comparison to the second quarter of 2006, net interest income on a taxable equivalent basis decreased $429,000, or 5.4% in the second quarter of 2007 due primarily to a decrease in interest earning assets and increases in rates paid on deposits and repurchase agreements.  For the six months ended June 30, 2007, net interest income increased $688,000 or 4.9% as compared to the first six months of 2006.  Average interest earning assets increased $32,268,000, or 4.8% for the first half of 2007 in comparison to the same period in 2006 due largely to the acquisition of Community First Financial Corporation on April 1, 2006.  The Company’s net interest margin, on a fully taxable equivalent basis, was 4.26% during the second quarter of 2007, compared to 4.24% during the same quarter of 2006.  The net interest margin was 4.19% for the six months ended June 30, 2007, unchanged from the same period in 2006.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the second quarter 2007 and 2006.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2007 and 2006
(in thousands, except rates)

	Average Balance		Interest Income/Expense		Yield/Rate

	2007	2006	2007	2006	2007	2006
Loans:
Commercial	$91,852	$94,281	$1,819	$1,796	7.92%	7.62%
Real estate	448,024	442,307	8,364	7,967	7.47	7.20
Consumer	10,434	14,118	247	345	9.47	9.77
Total loans	550,310	550,706	10,430	10,108	7.58	7.34

Securities:
Federal agencies	68,991	104,464	748	1,035	4.34	3.96
Mortgage-backed and CMO's	20,501	21,333	247	245	4.82	4.59
State and municipal	45,623	46,296	628	640	5.51	5.53
Other	7,991	11,300	116	167	5.81	5.91
Total securities	143,106	183,393	1,739	2,087	4.86	4.55

Deposits in other banks	12,869	15,610	168	183	5.22	4.69

Total interest earning assets	706,285	749,709	12,337	12,378	6.99	6.60

Nonearning assets	64,425	60,918

Total assets	$770,710	$810,627

Deposits:
Demand	$111,064	$111,817	416	400	1.50	1.43
Money market	52,279	50,240	356	292	2.72	2.32
Savings	67,716	82,119	230	258	1.36	1.26
Time	256,263	281,713	2,858	2,588	4.46	3.67
Total deposits	487,322	525,889	3,860	3,538	3.17	2.69

Repurchase agreements	46,032	41,594	449	335	3.90	3.22
Other borrowings	33,884	37,878	514	562	6.07	5.93
Total interest bearing
liabilities	567,238	605,361	4,823	4,435	3.40	2.93

Noninterest bearing
demand deposits	101,024	112,131
Other liabilities	5,265	3,406
Shareholders' equity	97,183	89,729
Total liabilities and
shareholders' equity	$770,710	$810,627

Interest rate spread					3.59%	3.67%
Net interest margin					4.26%	4.24%

Net interest income (taxable equivalent basis)			7,514	7,943
Less: Taxable equivalent adjustment			231	232
Net interest income			$7,283	$7,711

Index
Net Interest Income Analysis
For the Six Months Ended June 30, 2007 and 2006
(in thousands, except rates)

	Average Balance		Interest Income/Expense		Yield/Rate

	2007	2006	2007	2006	2007	2006
Loans:
Commercial	$90,415	$82,496	$3,512	$3,034	7.77%	7.36%
Real estate	446,448	387,129	16,529	13,475	7.40	6.96
Consumer	10,390	12,193	489	574	9.41	9.42
Total loans	547,253	481,818	20,530	17,083	7.50	7.09

Securities:
Federal agencies	75,587	97,342	1,605	1,842	4.25	3.78
Mortgage-backed and CMO's	20,253	21,478	488	490	4.82	4.56
State and municipal	45,792	46,854	1,262	1,313	5.51	5.60
Other	8,372	12,122	245	313	5.85	5.16
Total securities	150,004	177,796	3,600	3,958	4.80	4.45

Deposits in other banks	13,064	18,439	339	423	5.19	4.59

Total interest earning assets	710,321	678,053	24,469	21,464	6.89	6.33

Nonearning assets	64,346	43,632

Total assets	$774,667	$721,685

Deposits:
Demand	$110,592	$104,474	840	703	1.52	1.35
Money market	52,210	45,852	705	513	2.70	2.24
Savings	68,318	80,198	465	445	1.36	1.11
Time	259,426	239,100	5,633	4,184	4.34	3.50
Total deposits	490,546	469,624	7,643	5,845	3.12	2.49

Repurchase agreements	46,142	40,772	875	644	3.79	3.16
Other borrowings	35,294	27,070	1,063	775	6.02	5.73
Total interest bearing
liabilities	571,982	537,466	9,581	7,264	3.35	2.70

Noninterest bearing
demand deposits	101,177	100,474
Other liabilities	5,074	2,551
Shareholders' equity	96,434	81,194
Total liabilities and
shareholders' equity	$774,667	$721,685

Interest rate spread					3.54%	3.63%
Net interest margin					4.19%	4.19%

Net interest income (taxable equivalent basis)			14,888	14,200
Less: Taxable equivalent adjustment			465	470
Net interest income			$14,423	$13,730

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

The provision for loan losses decreased from $354,000 in the second quarter of 2006 to $0 in the second quarter of 2007, and decreased from $480,000 during the first six months of 2006 to $303,000 for the first six months of 2007.

The allowance for loan losses was $7,493,000 at June 30, 2007, an increase of 3.2% over the $7,264,000 recorded at December 31, 2006.  The allowance represented 1.36% of loans at June 30, 2007, in comparison to 1.34% at December 31, 2006.  Management believes the allowance for loan losses is adequate to absorb losses inherent in the Company’s loan portfolio at June 30, 2007.  More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Index

Noninterest Income

       Noninterest income rose 7.2% from $2,267,000 in the second quarter of 2006 to $2,431,000 in the second quarter of 2007.  The increase was due in large part to growth in trust fees, mortgage banking revenue, brokerage fees, and gains on securities.

Fees from the management of trusts, estates, and asset management accounts totaled $924,000 in the second quarter of 2007, up 4.4% from $885,000 for the same period in 2006.  These increases were due primarily to new account activity.

Mortgage banking income represents fees from originating, selling, and brokering residential mortgage loans.  Mortgage banking income was $329,000 for the second quarter of 2007, an increase of 62.1% from the second quarter of 2006.  This increase was due to an increase in volume.

Brokerage fees represent fees from the investment services division.   Brokerage fees were $159,000 for the second quarter of 2007, an increase of 45.9% from the second quarter of 2006.  This increase was also due to an increase in volume.

       Gains on securities totaled $64,000 in the second quarter of 2007, compared with $17,000 in the second quarter of 2006.  Gains on securities for the first six months of 2007 were $89,000, as compared to $38,000 during the same period in 2006.

Noninterest Expense

Noninterest expense increased $92,000, or 1.7%, from the second quarter of 2006 to the same period in 2007.

Salaries decreased $13,000 or 0.5% in the second quarter of 2007 as compared to the same period in 2006, while employee benefits increased 9.5% or $64,000 over the same period.

Occupancy and equipment expense increased $106,000 in the second quarter of 2007 as compared to the same period in 2006.  This increase is primarily due to depreciation expense on new technology and other capital purchases and the costs associated with a new branch office opened at Smith Mountain Lake, Virginia.  Occupancy and equipment expense increased $289,000 for the six months ended June 30, 2007 as compared to the first half of 2006.  This increase can be attributed to the four branches acquired from Community First in addition to the expenses for the Smith Mountain Lake office.

Bank franchise tax expense decreased $5,000 during the second quarter of 2007 in comparison to the same period of 2006, but increased $23,000 for the first six months of 2007 in comparison to the first six months of 2006, due primarily to the acquisition of Community First Financial Corporation.

Other noninterest expense decreased $60,000 in the second quarter of 2007 in comparison to the same quarter of 2006, but increased $111,000 for the first six months of 2007 in comparison to the first six months of 2006, due primarily to the acquisition of Community First Financial Corporation.

Income Tax Provision

The effective tax rate for the second quarter of 2007 was 28.9% compared to 29.7% for the same period of 2006.  The effective tax rate is lower than the statutory rate primarily due to the effect of the Company’s ownership of tax-exempt state and municipal securities.  In the second quarter of 2007, the Company lowered its deferred tax valuation allowance by $70,000, which reduced income tax expense.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average securities decreased $40,287,000, or 22% during the second quarter of 2007, as compared to the same period in 2006.  Maturing investments were used to pay-down high-rate certificates of deposit acquired from Community First Financial Corporation in 2006 and to fund decreases in other deposits.

Loans

Average loans were $550,310,000 during the second quarter of 2007, compared with $550,706,000 in the second quarter of 2006, a 0.1% decrease.  Average loans increased $65,435,000, or 13.6% for the six months ending June 30, 2007 from the same period in 2006, due in large part to the acquisition of Community First Financial Corporation on April 1, 2006.

Index

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

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.58% of total loans at June 30, 2007, and 0.63% at December 31, 2006.

The following table summarizes nonperforming assets (in thousands):
	June 30, 2007	December 31, 2006
Loans 90 days or more past due	$-	$-
Nonaccrual loans	3,192	3,425
Nonperforming loans	3,192	3,425
Foreclosed real estate	85	99
Nonperforming assets	$3,277	$3,524

There were no troubled debt restructurings at June 30, 2007 or December 31, 2006.

Liquidity and FHLB Borrowings

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

Management monitors and forecasts the liquidity position for future periods.  Liquidity strategies are implemented and monitored by an Asset/Liability Investment Committee.  The Committee uses a simulation and budget model to manage the future liquidity needs of the Company.

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Borrowings under the line were $10,012,000 at June 30, 2007.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.

The Company had fixed-rate term borrowing contracts with the FHLB as of June 30, 2007, with the following final maturities:

Amount (in thousands)	Expiration Date
$1,000	July 2007
3,000	June 2008
5,000	April 2009
1,012	March 2014
$10,012

The Company also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2007.

Deposits

Average deposits were $588,346,000 during the second quarter of 2007, down 7.8% from $638,020,000 during the same quarter of 2006.  The Company has allowed high-rate certificates of deposit issued by Community First to mature.  Additionally, savings and noninterest bearing demand deposits declined due primarily to intense competition for bank deposits.

Index

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

	June 30, 2007	December 31, 2006

Commitments to extend credit	$146,471	$155,038
Standby letters of credit	8,407	3,125
Mortgage loan rate-lock commitments	1,749	2,246

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

Shareholders’ Equity

      In the second quarter of 2007, the Company declared and paid a quarterly cash dividend of $.23 per share.

      One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Average shareholders’ equity was 12.61% of average assets at June 30, 2007 and 11.07% at June 30, 2006.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance-sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

      The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2007, the Company's Tier I and total capital ratios were 16.51% and 17.78%, respectively.  At December 31, 2006, these ratios were 16.18% and 17.45%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Company's leverage ratios were 12.69% and 12.15% at June 30, 2007 and December 31, 2006, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

      As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2007, that the Company met the requirements to be considered “well capitalized.”

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

1A.Risk Factors

   There have been no material changes to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

   2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended June 30, 2007
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1–30	5,600	$22.72	5,600	102,900
May 1-31	3,500	22.50	3,500	99,400
June 1-30	3,600	22.71	3,600	95,800

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

  3.      Defaults Upon Senior Securities
      None

    4.      Submission of Matters to a Vote of Security Holders
      At the Corporation’s Annual Shareholders Meeting held on April 24, 2007, the following business was transacted:

     Election of Directors
Nominees Blair, Crist, Leggett, and Owen were elected to continue to serve until the 2010 Annual Meeting of Shareholders.  Nominee Kent was elected to continue to serve until the 2008 Annual Meeting of Shareholders.

	Affirmative Votes	Votes Withheld

Fred A. Blair	4,183,273	114,607
Dr. Frank C. Crist, Jr.	4,203,763	94,117
Fred B. Leggett, Jr.	4,195,335	102,545
Claude B. Owen, Jr.	4,185,987	111,893
E. Budge Kent, Jr.	4,192,714	105,166

     5.     Other Information
       (a)  Required 8-K disclosures:  None
       (b)  Changes in Nominating Process:  None

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

Index

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – August 9, 2007	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date – August 9, 2007	Chief Financial Officer