Form 10-Q
period 2007-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2007-11-08
CIK 741516

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED  September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO___ .

Commission file number  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 7, 2007, the Company had 6,115,125 shares Common Stock outstanding, $1 par value.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands)

	(Unaudited)	(Audited)
	September 30	December 31
ASSETS	2007	2006
Cash and due from banks	$20,016	$24,375
Interest bearing deposits in other banks	24	1,749

Securities available for sale, at fair value	136,270	148,748
Securities held to maturity (fair value of $12,220
in 2007 and $14,131 in 2006)	12,009	13,873
Total securities	148,279	162,621

Loans held for sale	375	1,662

Loans, net of unearned income	554,002	542,228
Less allowance for loan losses	(7,334)	(7,264)
Net loans	546,668	534,964

Bank premises and equipment, at cost, less accumulated
depreciation of $15,592 in 2007 and $14,755 in 2006	13,197	12,438
Goodwill	22,468	22,468
Core deposit intangibles, net	2,546	2,829
Accrued interest receivable and other assets	13,981	14,614
Total assets	$767,554	$777,720

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$105,014	$106,885
Demand deposits -- interest bearing	105,004	107,170
Money market deposits	52,271	50,948
Savings deposits	63,565	69,517
Time deposits	260,300	274,008
Total deposits	586,154	608,528

Repurchase agreements	48,665	33,368
FHLB borrowings	8,975	15,087
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,807	5,126
Total liabilities	668,220	682,728

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,121,325 shares outstanding at September 30, 2007 and
6,161,865 shares outstanding at December 31, 2006	6,121	6,162
Capital in excess of par value	26,364	26,414
Retained earnings	68,188	64,584
Accumulated other comprehensive income (loss), net	(1,339)	(2,168)
Total shareholders' equity	99,334	94,992
Total liabilities and shareholders' equity	$767,554	$777,720

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30
	2007	2006
Interest Income:
Interest and fees on loans	$10,506	$10,210
Interest and dividends on securities:
Taxable	1,060	1,314
Tax-exempt	416	432
Dividends	75	84
Other interest income	236	111
Total interest income	12,293	12,151
Interest Expense:
Interest on deposits	4,004	3,699
Interest on repurchase agreements	478	376
Interest on trust preferred capital notes	343	344
Interest on other borrowings	122	226
Total interest expense	4,947	4,645
Net Interest Income	7,346	7,506
Provision for loan losses	-	125
Net Interest Income After Provision
for Loan Losses	7,346	7,381

Noninterest Income:
Trust fees	861	843
Service charges on deposit accounts	631	696
Mortgage banking income	240	172
Brokerage fees	191	93
Other fees and commissions	193	194
Securities gains, net	45	9
Other	115	131
Total noninterest income	2,276	2,138
Noninterest Expense:
Salaries	2,380	2,355
Pension and other employee benefits	779	649
Occupancy and equipment	881	775
Bank franchise tax	165	171
Other	1,174	1,167
Total noninterest expense	5,379	5,117
Income Before Income Tax Provision	4,243	4,402
Income Tax Provision	1,309	1,301
Net Income	$2,934	$3,101

Net Income Per Common Share:
Basic	$0.48	$0.50
Diluted	$0.48	$0.50
Average Common Shares Outstanding:
Basic	6,132,288	6,165,268
Diluted	6,151,750	6,195,972

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Interest Income:
Interest and fees on loans	$30,993	$27,255
Interest and dividends on securities:
Taxable	3,224	3,824
Tax-exempt	1,259	1,313
Dividends	246	219
Other interest income	575	534
Total interest income	36,297	33,145
Interest Expense:
Interest on deposits	11,647	9,544
Interest on repurchase agreements	1,353	1,020
Interest on trust preferred capital notes	1,030	664
Interest on other borrowings	498	681
Total interest expense	14,528	11,909
Net Interest Income	21,769	21,236
Provision for loan losses	303	605
Net Interest Income After Provision
for Loan Losses	21,466	20,631

Noninterest Income:
Trust fees	2,664	2,483
Service charges on deposit accounts	1,878	2,004
Mortgage banking income	759	508
Brokerage fees	439	327
Other fees and commissions	591	561
Securities gains, net	134	47
Other	454	376
Total noninterest income	6,919	6,306
Noninterest Expense:
Salaries	7,284	6,866
Pension and other employee benefits	2,164	1,971
Occupancy and equipment	2,560	2,165
Bank franchise tax	498	481
Other	3,491	3,373
Total noninterest expense	15,997	14,856
Income Before Income Tax Provision	12,388	12,081
Income Tax Provision	3,719	3,572
Net Income	$8,669	$8,509

Net Income Per Common Share:
Basic	$1.41	$1.44
Diluted	$1.40	$1.43
Average Common Shares Outstanding:
Basic	6,146,349	5,926,599
Diluted	6,171,243	5,960,556

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2007 and 2006
(Unaudited) (Dollars in thousands)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	8,509	-	8,509

Change in unrealized losses on securities
available for sale, net of tax of $ (53)	-	-	-	-	(65)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (16)	-	-	-	-	(31)

Other comprehensive income (loss)					(96)	(96)

Total comprehensive income						8,413

Merger acquisition	746,944	747	16,799			17,546

Stock repurchased and retired	(34,200)	(34)	(111)	(652)	-	(797)

Stock options exercised	11,548	11	150	-	-	161

Cash dividends declared ($ .65 per share)	-	-	-	(3,854)	-	(3,854)

Balance, September 30, 2006	6,166,050	$6,166	$26,426	$63,112	$(816)	$94,888

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	94,992

Net income	-	-	-	8,669	-	8,669

Change in unrealized gains on securities
available for sale, net of tax of $ 494	-	-	-	-	916

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (47)	-	-	-	-	(87)

Other comprehensive income (loss)					829	829

Total comprehensive income						9,498

Stock repurchased and retired	(53,200)	(53)	(228)	(887)	-	(1,168)

Stock options exercised	12,660	12	178	-	-	190

Cash dividends declared ($ .68 per share)	-	-	-	(4,178)	-	(4,178)

Balance, September 30, 2007	6,121,325	$6,121	$26,364	$68,188	$(1,339)	$99,334

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiary
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands) (Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net income	$8,669	$8,509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	303	605
Depreciation	855	709
Core deposit intangible amortization	283	307
Accretion of purchase accounting adjustments	-	(200)
Net (accretion) of bond premiums and discounts	(118)	(7)
Net gain on sale or call of securities	(134)	(47)
Gain on loans held for sale	(583)	(306)
Proceeds from sales of loans held for sale	28,202	12,264
Originations of loans held for sale	(26,332)	(12,402)
Net gain on foreclosed real estate	(6)	(10)
Change in valuation allowance for foreclosed real estate	-	9
Gain on sale of premises and equipment	(9)	-
Deferred income tax expense	52	19
Change in interest receivable	(257)	(904)
Change in other assets	924	(938)
Change in interest payable	(51)	337
Change in other liabilities	(1,268)	(1,452)
Net cash provided by operating activities	10,530	6,493

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,061	460
Proceeds from maturities and calls of securities available for sale	39,934	43,828
Proceeds from maturities and calls of securities held to maturity	1,864	4,162
Purchases of securities available for sale	(26,989)	(44,531)
Net change in loans	(12,505)	3,676
Proceeds from sale of bank property and equipment	25	-
Purchases of bank property and equipment	(1,630)	(634)
Proceeds from sales of foreclosed real estate	30	212
Increase in foreclosed real estate	(59)	-
Net cash paid in merger acquisition	-	(14,634)
Net cash provided by (used in) investing activities	1,731	(7,461)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(8,666)	(9,235)
Net change in time deposits	(13,708)	(21,134)
Net change in repurchase agreements	15,297	(51)
Net change in borrowings	(6,112)	33,381
Cash dividends paid	(4,178)	(3,854)
Repurchase of stock	(1,168)	(797)
Proceeds from exercise of stock options	190	161
Net cash used in financing activities	(18,345)	(1,529)

Net Decrease in Cash and Cash Equivalents	(6,084)	(2,497)

Cash and Cash Equivalents at Beginning of Period	26,124	27,354

Cash and Cash Equivalents at End of Period	$20,040	$24,857

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$20,016	$24,390
Interest bearing deposits in other banks	24	467
	$20,040	$24,857

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,578	$10,589
Income taxes paid	2,379	2,651
Transfer of loans to other real estate owned	498	115
Unrealized gain (loss) on securities available for sale	1,276	(165)

Merger acquisition
Fair value of assets acquired	-	175,423
Fair value of common stock issued	-	(17,546)
Cash paid	-	(17,087)
Liabilities assumed	-	140,790

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007; the consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2007 and 2006; and the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2006.

Note 2 - Securities

   The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$67,898	$401	$147	$68,152
Mortgage-backed	27,034	215	173	27,076
State and municipal	34,569	152	336	34,385
Corporate	1,485	-	54	1,431
Equity securities:
FHLB stock – restricted	1,851	-	-	1,851
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,716	136	-	1,852
Other	94	-	-	94
Total securities available for sale	136,076	904	710	136,270

Securities held to maturity:
Mortgage-backed	328	8	-	336
State and municipal	11,681	224	21	11,884
Total securities held to maturity	12,009	232	21	12,220
Total securities	$148,085	$1,136	$731	$148,490

	December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$88,106	$40	$819	$87,327
Mortgage-backed	19,225	104	353	18,976
State and municipal	33,608	168	423	33,353
Corporate	2,490	3	56	2,437
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,643	254	-	2,897
Other	81	-	-	81
Total securities available for sale	149,830	569	1,651	148,748

Securities held to maturity:
Federal agencies	1,001	-	12	989
Mortgage-backed	385	9	-	394
State and municipal	12,487	291	30	12,748
Total securities held to maturity	13,873	300	42	14,131
Total securities	$163,703	$869	$1,693	$162,879

Index

The following table shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$29,826	$147	$4,994	$-	$24,832	$147
Mortgage-backed	8,206	173	60	1	8,146	172
State and municipal	25,827	357	1,581	8	24,246	349
Corporate	1,431	54	-	-	1,431	54
Total	$65,290	$731	$6,635	$9	$58,655	$722

           Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  The unrealized losses are attributable to interest rate changes and not credit concerns of the issuer.  The Company has the intent and ability to hold these securities for the time necessary to recover the amortized cost.  As of September 30, 2007, the Company held 110 securities that had been in a continuous unrealized loss position for twelve months or more.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2006.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$72,091	$831	$21,439	$113	$50,652	$718
Mortgage-backed	11,091	353	242	2	10,849	351
State and municipal	25,310	453	3,784	51	21,526	402
Corporate	1,429	56	-	-	1,429	56
Total	$109,921	$1,693	$25,465	$166	$84,456	$1,527

Note 3 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2007	December 31, 2006

Construction and land development	$69,476	$69,404
Commercial real estate	205,048	186,639
Residential real estate	133,476	131,126
Home equity	46,671	52,531
Total real estate	454,671	439,700

Commercial and industrial	88,638	91,511
Consumer	10,693	11,017
Total loans	$554,002	$542,228

The following is a summary of information pertaining to impaired and nonaccrual loans:

(in thousands)	September 30, 2007	December 31, 2006

Impaired loans without a valuation allowance	$1,301	$472
Impaired loans with a valuation allowance	1,754	904
Total impaired loans	$3,055	$1,376

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,159	$241

Nonaccrual loans excluded from the impaired loan disclosure	$1,152	$2,311

Index
	As of and for the Three Months Ended September 30	As of and for the Nine Months Ended September 30	As of and for the Three Months Ended September 30	As of and for the Nine Months Ended September 30
(in thousands)	2007	2007	2006	2006

Average balance in impaired loans	$3,821	$2,566	$1,896	$2,871

Interest income recognized on impaired loans	$64	$171	$5	$36

Interest income recognized on nonaccrual loans	$-	$-	$-	$49

Interest on nonaccrual loans had they been accruing	$28	$176	$-	$251

Loans past due 90 days and still accruing interest	$157	$157	$1,276	$1,276

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $632,000 at September 30, 2007 and $99,000 at December 31, 2006, and is included in other assets on the Consolidated Balance Sheets.

Note 4 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

   Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006 are presented below:
(in thousands)	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2007	December 31, 2006	September 30, 2006
Allowance for Loan Losses
Balance, beginning of period	$7,264	$6,109	$6,109
Allowance acquired in merger	-	1,598	1,598
Provision for loan losses	303	58	605
Charge-offs	(431)	(913)	(465)
Recoveries	198	412	323
Balance, end of period	$7,334	$7,264	$8,170

Reserve for unfunded lending commitments
Balance, beginning of period	$128	-	$-
Provision for unfunded commitments	(20)	123	-
Balance, end of period	$108	$123	$-

    The reserve for unfunded loan commitments in included in other liabilities.

Note 5 – Goodwill and Other Intangible Assets

  In January 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value-based test.  A fair value-based test was performed during the third quarter of 2007 that determined the market value of the company shares exceeds the consolidated carrying value, including goodwill; therefore there has been no impairment recognized in the value of goodwill.

     The changes in the carrying amount of goodwill for the quarter ended September 30, 2007, are as follows (in thousands):

Balance as of January 1, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of September 30, 2007	$22,468

Core deposit intangibles resulting from the acquisition of Community First Financial Corporation on April 1, 2006 were $3,112,000 and are being amortized over 99 months.

Index

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

 There were no tax benefits associated with stock option activity during the first nine months of 2007 or 2006.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

 Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Average Intrinsic Value (in thousands)
Options outstanding, January 1	201,849	$20.36
Granted	-	-
Exercised	(12,660)	15.00
Forfeited	(8,226)	14.00
Outstanding at September 30	180,963	$21.02	4.5	$481
Exercisable September 30	180,963	21.02	4.5	481

  The total intrinsic value of options exercised during the three month and nine month periods ended September 30, 2007 was $87,841 and $195,991, respectively.

Index

Note 8 – Earnings Per Share

    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock.  Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	6,132,288	$.48	6,165,268	$.50
Effect of dilutive securities (stock options)	19,462	-	30,704	-
Diluted earnings per share	6,151,750	$.48	6,195,972	$.50

	Nine Months Ended September 30
	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	6,146,349	$1.41	5,926,599	$1.44
Effect of dilutive securities (stock options)	24,894	(.01)	33,957	(.01)
Diluted earnings per share	6,171,243	$1.40	5,960,556	$1.43

Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2007 and 2006 because their effects were antidilutive averaged 88,027 and 88,227, respectively.

Note 9 – Defined Benefit Plan

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30		September 30
	2007	2006	2007	2006
Service cost	$164	$165	$492	$456
Interest cost	104	88	314	264
Expected return on plan assets	(141)	(130)	(424)	(391)
Amortization of prior service cost	-	(6)	(1)	(18)
Recognized net actuarial loss	37	52	113	158
Net periodic benefit cost	$164	$169	$494	$469

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

Index

   Segment information for the three month and nine month periods ended September 30, 2007 and 2006 is shown in the following table.

	Three Months Ended September 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,293	$-	$-	$-	$12,293
Interest expense	4,604	-	343	-	4,947
Noninterest income	1,208	1,052	16	-	2,276
Operating income before income taxes	4,117	500	(374)	-	4,243
Depreciation and amortization	379	6	1	-	386
Total assets	766,786	-	768	-	767,554
Capital expenditures	614	-	-	-	614

	Three Months Ended September 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,151	$-	$-	$-	$12,151
Interest expense	4,645	-	-	-	4,645
Noninterest income	1,151	938	49	-	2,138
Operating income before income taxes	4,287	494	(379)	-	4,402
Depreciation and amortization	386	5	1	-	392
Total assets	791,882	-	752	-	792,634
Capital expenditures	229	-	-	-	229

	Nine Months Ended September 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$36,297	$-	$-	$-	$36,297
Interest expense	13,498	-	1,030	-	14,528
Noninterest income	3,745	3,103	71	-	6,919
Operating income before income taxes	11,868	1,671	(1,151)	-	12,388
Depreciation and amortization	1,119	17	2	-	1,138
Total assets	766,786	-	768	-	767,554
Capital expenditures	1,614	16	-	-	1,630

	Nine Months Ended September 30, 2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$33,145	$-	$-	$-	$33,145
Interest expense	11,909	-	-	-	11,909
Noninterest income	3,459	2,810	37	-	6,306
Operating income before income taxes	11,443	1,429	(791)	-	12,081
Depreciation and amortization	998	16	2	-	1,016
Total assets	791,882	-	752	-	792,634
Capital expenditures	633	1	-	-	634

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

The Company’s allowance for loan losses has three basic components:  the formula allowance, the specific allowance and the unallocated allowance.  Each of these components is determined based upon estimates that can and do change.  The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff and economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  The adjusted loss factor is multiplied by the period-end balances for each risk-grade category.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The unallocated allowance includes estimated losses whose impact on the portfolio has yet to be recognized in either the formula or specific allowance.  The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date.  It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments.  The reserve for unfunded loan commitments is included in other liabilities.

Goodwill and Other Intangible Assets

   The Company adopted SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test.  Additionally, under SFAS 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Branch acquisition transactions were outside the scope of SFAS 142 and, accordingly, intangible assets related to such transactions continued to amortize upon the adoption of SFAS 142. The costs of purchased deposit relationships and other intangible assets, based on independent valuation by a qualified third party, are being amortized over their estimated lives. Core deposit intangible amortization expense charged to operations was $94,000 for the third quarter of 2007 and $134,000 for the same period of 2006, and $283,000 and $307,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  The Company has not yet adopted this standard and does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with twenty banking offices and a loan production office.

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

The Company specializes in providing financial services to businesses and consumers.  Current priorities are to:
•	continue to operate a highly profitable company
•	increase the size of the loan portfolio without sacrificing credit quality or pricing,
•	grow checking, savings and money market deposits,
•	increase fee income, and
•	continue to control costs.

Index

ANALYSIS OF OPERATING RESULTS
Net Interest Income

Net interest income, the Company’s largest source of revenue, is the excess of interest income over interest expense.  Net interest income is influenced by a number of factors, including the volume and mix of interest earning assets and interest bearing liabilities, interest rates earned on earning assets, and interest rates paid on deposits and borrowed funds.  For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax-exempt assets, such as state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent (“FTE”) basis.  Net interest income divided by average earning assets is referred to as the net interest margin.  The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities is referred to as the net interest spread.

In comparison to the third quarter of 2006, net interest income on a taxable equivalent basis decreased $200,000, or 2.6% in the third quarter of 2007 due primarily to an increase in rates paid on deposits and repurchase agreements, which caused interest expense to rise.  For the nine months ended September 30, 2007, net interest income increased $488,000 or 2.2% as compared to the first nine months of 2006.  Average interest earning assets increased $6,926,000, or 1.0% for the first nine months of 2007 in comparison to the same period in 2006 due largely to the acquisition of Community First Financial Corporation in April 2006.  The positive effect of this increase in earning assets was somewhat offset by the impact of paying higher rates on deposits and repurchase agreements.  The Company’s net interest margin, on a fully taxable equivalent basis, was 4.27% during the third quarter of 2007, compared to 4.26% during the same quarter of 2006.  The net interest margin was 4.22% for the nine months ended September 30, 2007, compared to 4.17% for the same period in 2006.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the third quarter 2007 and 2006.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2007 and 2006
(in thousands, except yields and rates)
(Unaudited)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2007	2006	2007	2006	2007	2006
Loans:
Commercial	$89,531	$86,944	$1,774	$1,715	7.93%	7.89%
Real estate	449,172	445,943	8,496	8,221	7.57	7.37
Consumer	10,702	13,104	253	297	9.46	9.07
Total loans	549,405	545,991	10,523	10,233	7.66	7.50

Securities:
Federal agencies	64,738	96,205	732	990	4.52	4.12
Mortgage-backed	24,489	21,426	304	252	4.97	4.70
State and municipal	45,414	46,749	624	667	5.50	5.71
Other	6,655	10,670	97	160	5.83	6.00
Total securities	141,296	175,050	1,757	2,069	4.97	4.73

Deposits in other banks	18,093	8,510	236	112	5.22	5.26

Total interest earning assets	708,794	729,551	12,516	12,414	7.06	6.81

Nonearning assets	63,266	66,895

Total assets	$772,060	$796,446

Deposits:
Demand	$107,259	$109,868	405	445	1.51	1.62
Money market	54,203	49,211	379	321	2.80	2.61
Savings	65,162	77,597	220	267	1.35	1.38
Time	260,803	272,807	3,000	2,666	4.60	3.91
Total deposits	487,427	509,483	4,004	3,699	3.29	2.90

Repurchase agreements	48,427	42,670	478	376	3.95	3.52
Other borrowings	29,932	38,114	465	570	6.21	5.98
Total interest bearing liabilities	565,786	590,267	4,947	4,645	3.50	3.15

Noninterest bearing demand deposits	103,477	107,064
Other liabilities	4,870	5,468
Shareholders' equity	97,927	93,647
Total liabilities and shareholders' equity	$772,060	$796,446

Interest rate spread					3.56%	3.66%
Net interest margin					4.27%	4.26%

Net interest income (taxable equivalent basis)			7,569	7,769
Less: Taxable equivalent adjustment			223	263
Net interest income			$7,346	$7,506

Index

Net Interest Income Analysis
For the Nine Months Ended September 30, 2007 and 2006
(in thousands, except yields and rates)
(Unaudited)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2007	2006	2007	2006	2007	2006
Loans:
Commercial	$90,117	$86,946	$5,286	$4,749	7.82%	7.28%
Real estate	447,366	410,231	25,025	21,696	7.46	7.05
Consumer	10,495	12,689	742	871	9.43	9.15
Total loans	547,978	509,866	31,053	27,316	7.56	7.14

Securities:
Federal agencies	71,931	97,630	2,337	2,832	4.33	3.87
Mortgage-backed	21,680	21,614	792	742	4.87	4.58
State and municipal	45,664	47,160	1,886	1,980	5.51	5.60
Other	7,794	11,523	342	473	5.85	5.47
Total securities	147,069	177,927	5,357	6,027	4.86	4.52

Deposits in other banks	14,760	15,088	575	535	5.19	4.73

Total interest earning assets	709,807	702,881	36,985	33,878	6.95	6.43

Nonearning assets	63,977	52,420
Total assets	$773,784	$755,301

Deposits:
Demand	$109,469	$107,051	1,245	1,148	1.52	1.43
Money market	52,881	47,361	1,084	834	2.73	2.35
Savings	67,255	79,874	685	712	1.36	1.19
Time	259,891	252,420	8,633	6,850	4.43	3.62
Total deposits	489,496	486,706	11,647	9,544	3.17	2.61

Repurchase agreements	46,912	41,683	1,353	1,020	3.85	3.26
Other borrowings	33,487	31,476	1,528	1,345	6.08	5.70
Total interest bearing liabilities	569,895	559,865	14,528	11,909	3.40	2.84

Noninterest bearing demand deposits	101,949	102,177
Other liabilities	4,979	3,728
Shareholders' equity	96,961	89,531
Total liabilities and shareholders' equity	$773,784	$755,301

Interest rate spread					3.55%	3.59%
Net interest margin					4.22%	4.17%

Net interest income (taxable equivalent basis)			22,457	21,969
Less: Taxable equivalent adjustment			688	733
Net interest income			$21,769	$21,236

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

The provision for loan losses decreased from $125,000 in the third quarter of 2006 to $0 in the third quarter of 2007, and decreased from $605,000 during the first nine months of 2006 to $303,000 for the first nine months of 2007.

The allowance for loan losses was $7,334,000 at September 30, 2007, an increase of 1.0% over the $7,264,000 recorded at December 31, 2006.  The allowance represented 1.32% of loans at September 30, 2007, in comparison to 1.34% at December 31, 2006.  Management believes the allowance for loan losses is adequate to absorb losses inherent in the Company’s loan portfolio at September 30, 2007. The decrease in the provision for loan losses allowed management to maintain directional consistency of the allowance with the improvement in the performance of the loan portfolio.  More information regarding loan quality is provided in the “Asset Quality, Credit Risk Management, and Nonperforming Assets” section.

Noninterest Income

      Noninterest income rose 6.5% from $2,138,000 in the third quarter of 2006 to $2,276,000 in the third quarter of 2007.  Noninterest income increased $613,000, or 9.7% for the nine months ended September 30, 2007, as compared to the first nine months of 2006.  The quarter and year-to-date increase was due in large part to growth in trust fees, mortgage banking revenue, brokerage fees, and gains on securities. The year-to-date increase was also due to a $32,000 increase in income recognized from the cash value of bank owned life insurance and an increase in check charges of $15,000 as compared to the same period in 2006.

Fees from the management of trusts, estates, and asset management accounts totaled $861,000 in the third quarter of 2007, up 2.1% from $843,000 for the same period in 2006.  Trust fee income on a year-to-date basis increased $181,000, or 7.3%, when compared to the same period in 2006.  These increases were due primarily to new account activity and to fee schedule adjustments made in early 2007.

Mortgage banking income represents fees from originating, selling, and brokering residential mortgage loans.  Mortgage banking income was $240,000 for the third quarter of 2007, an increase of 39.5% from the third quarter of 2006.  Mortgage banking income increased $251,000, or 49.4% for the nine months ended September 30, 2007 as compared to the same period in 2006.  Both quarter and year-to-date increase was due to an increase in volume.

Brokerage fees represent income earned from the sale of investment products.  Brokerage fees were $191,000 for the third quarter of 2007, an increase of 105.4% from the third quarter in 2006.  Brokerage fees increased $112,000, or 34.3% on a year-to-date basis in comparison to the same period in 2006.  The quarterly and year-to-date increase was due to an increase in volume.

      Gains on securities totaled $45,000 in the third quarter of 2007, compared with $9,000 in the third quarter of 2006.  Gains on securities for the first nine months of 2007 were $134,000, as compared to $47,000 during the same period in 2006.

Index

Noninterest Expense

Noninterest expense increased $262,000, or 5.1%, from the third quarter of 2006 to the same period in 2007.  For the nine months ended September 30, 2007, noninterest expense increased $1,141,000 or 7.7%.

Salary expense increased $25,000 or 1.1% in the third quarter of 2007 as compared to the same period in 2006, while employee benefit expense increased 20% or $130,000 over the same period.  Personnel expense associated with a new branch office located at Smith Mountain Lake, Virginia and higher health insurance claims was partially offset with reductions in profit sharing and incentive plan expense.  Salary expense increased $418,000 or 6.1% for the nine months ended September 30, 2007 as compared to the same period of 2006.  Employee benefit expense increased $193,000 or 9.7% over the same period.  This increase was largely attributable to the new Smith Mountain Lake office, increased health insurance claims, and additional personnel acquired with Community First Bank in April 2006.

Occupancy and equipment expense increased $106,000 in the third quarter of 2007 as compared to the same period in 2006.  This increase is primarily due to depreciation expense on new technology and other capital purchases and the costs associated with new branch offices opened at Smith Mountain Lake, and Bedford, Virginia.  Occupancy and equipment expense increased $395,000 for the nine months ended September 30, 2007 as compared to the same period of 2006.  This increase can be attributed to the four branches acquired from Community First in addition to the expenses for the Smith Mountain Lake and Bedford offices.

Bank franchise tax expense decreased $6,000 during the third quarter of 2007 in comparison to the same period of 2006, but increased $17,000 on a year-to-date basis when compared to the same period in 2006.  The increase is due primarily to the acquisition of Community First in April 2006.

Other noninterest expense increased $7,000 in the third quarter of 2007 in comparison to the same quarter of 2006, and increased $118,000 for the first nine months of 2007 in comparison to the first nine months of 2006, due primarily to the additional branches acquired from Community First and the Smith Mountain Lake office.  Expenses for advertising and public relations, ATM and Visa network fees, Internet banking fees, professional services, automobile, courier service, recruiting and hiring, and tuition and training were categories that reflected increases for the nine month period.

Income Tax Provision

The effective tax rate for the third quarter of 2007 was 30.9% compared to 29.55% for the same period of 2006.  The effective tax rate is lower than the statutory rate primarily due to the effect of the Company’s ownership of tax-exempt securities and loans.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL

Securities

Average securities decreased $33,754,000, or 19.3% during the third quarter of 2007, as compared to the same period in 2006.  Maturing investments were used to pay-down borrowings and to fund reductions in high-rate certificates of deposit acquired from Community First in 2006 and decreases in other deposits.

Loans

Average loans were $549,405,000 during the third quarter of 2007, compared with $545,991,000 in the third quarter of 2006, a 0.6% increase.  Average loans increased $38,112,000, or 7.5% for the nine months ended September 30, 2007 from the same period in 2006, due in large part to the acquisition of Community First in 2006.

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

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.47% of total loans at September 30, 2007, and 0.63% at December 31, 2006.

Index

  The following table summarizes nonperforming assets:

(in thousands)	September 30, 2007	December 31, 2006
Loans 90 days or more past due	$157	$-
Nonaccrual loans	2,454	3,425
Nonperforming loans	2,611	3,425
Foreclosed real estate	632	99
Nonperforming assets	$3,243	$3,524

There were no troubled debt restructurings at September 30, 2007 or December 31, 2006.

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

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Borrowings under the line were $8,975,000 at September 30, 2007.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.

The Company had fixed-rate term borrowing contracts with the FHLB as of September 30, 2007, with the following final maturities:

Amount (in thousands)	Expiration Date

$3,000	June 2008
5,000	April 2009
975	March 2014
$8,975

The Company also has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2007.

Deposits

Average deposits were $590,904,000 during the third quarter of 2007, down 4.2% from $616,547,000 during the same quarter of 2006.  The Company has allowed high-rate certificates of deposit issued by Community First to mature.  Additionally, savings and demand deposits declined due primarily to intense competition for bank deposits.

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

	September 30, 2007	December 31, 2006

Commitments to extend credit	$146,747	$155,038
Standby letters of credit	7,183	3,125
Mortgage loan rate-lock commitments	1,823	2,246

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

Index

Shareholders’ Equity

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Average shareholders’ equity was 12.68% of average assets at September 30, 2007 and 11.76% at September 30, 2006.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios for financial institutions.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance-sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance-sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2007, the Company's Tier I and total capital ratios were 16.79% and 18.05%, respectively.  At December 31, 2006, these ratios were 16.18% and 17.45%, respectively. The ratios for both periods were in excess of the regulatory requirements. The Company's leverage ratios were 12.81% and 12.15% at September 30, 2007 and December 31, 2006, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2007, that the Company met the requirements to be considered “well capitalized.”

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. PART II

OTHER INFORMATION
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

1A.  Risk Factors
There have been no material changes to the risk factors disclosed in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2007.

     2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases made for the Quarter Ended September 30, 2007
Dates	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1–31	2,500	$ 22.49	2,500	93,300
August 1-15	18,500	20.96	18,500	74,800
August 16-31	4,100	21.36	4,100	120,900
September 1-30	3,800	21.26	3,800	117,100

On August 21, 2007, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 125,000 shares of the Company’s common stock between August 22, 2007 and August 19, 2008.  The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 8, 2007	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date – November 8, 2007	Chief Financial Officer

Index