Form 10-K
period 2007-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2008-03-14
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________ to ___________________
Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)
Virginia	54-1284688
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)
628 Main Street, Danville, VA	24541
(Address of principal executive offices)	(Zip Code)
434-792-5111
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1 par value	The Nasdaq Stock Market L.L.C.
(Nasdaq Global Select Market)

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
   Large accelerated filer  ☐                                                      Accelerated filer  ☑                                                      Non-accelerated filer  ☐Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2007, based on the closing price, was $120,255,792.

The number of shares of the Registrant’s Common Stock outstanding on March 7, 2008 was 6,103,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 2008, are incorporated by reference in Part III of this report.

_______________________________

*The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Certain information required by Item 11 is incorporated herein by reference to the information that appears under the heading “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Index

The information required by Item 13 is incorporated herein by reference to the information that appears under the heading “Related Party Transactions,” and “Election of Directors – Board Independence” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART I

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially fro those stated or implied by such forward-looking statements.

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

•	Financial market volatility including the level of interest rates could affect the values of financial instruments and the amount of net interest income earned;
•
General economic or business conditions, either nationally or in the market areas in which the Company does business, may be less favorable than expected, resulting in deteriorating credit quality, reduced demand for credit, or a weakened ability to generate deposits;

•
Competition among financial institutions may increase and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Company;

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel; and
•	The failure of assumptions underlying the allowance for loan losses.

ITEM 1 – BUSINESS

American National Bankshares Inc. is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984.  On September 1, 1984, American National Bankshares Inc. acquired all of the outstanding capital stock of American National Bank and Trust Company, a national banking association chartered in 1909 under the laws of the United States.  American National Bank and Trust Company is the only banking subsidiary of American National Bankshares Inc.  In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of American National Bankshares Inc., was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”).   In April 2006, the Company finalized the acquisition of Community First and acquired 100% of its preferred and common stock through a merger transaction.  Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.  The Company entered into the merger agreement with Community First because it believed the merger to be consistent with its expansion strategy to target entry into strong markets that logically extend its existing footprint.  The Company had previously opened a full service banking office in the Lynchburg area and was considering opening additional offices in that area.

      The operations of the Company are conducted at twenty banking offices and one loan production office serving Southern and Central Virginia and the northern portion of Central North Carolina.  American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-three ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Index

Competition and Markets

Vigorous competition exists in the Company’s service area.  The Company competes not only with national, regional, and community banks, but also with many other types of financial institutions, including without limitation, savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.  The Company has the largest deposit market share in the City of Danville, as well as in the City of Danville and Pittsylvania County, combined.

The Southern Virginia market, in which the Company has a significant presence, is under economic pressure.  The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the local textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.

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

American National Bank and Trust Company

American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System.  It is subject to federal regulation by the Office of the Comptroller of the Currency (the “OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”).

Index

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

As with other financial institutions, the earnings of American National Bank and Trust Company are affected by general economic conditions and by the monetary policies of the FRB.  The FRB exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings.  The policies of the FRB have a direct impact on loan and deposit growth and the interest rates charged and paid thereon.  They also impact the source and cost of funds and the rates of return on investments.  Changes in the FRB’s monetary policies have had a significant impact on the operating results of American National Bank and Trust Company and other financial institutions  and are expected to continue to do so in the future; however, the exact impact of such conditions and policies upon the future business and earnings cannot accurately be predicted.

Dividend Restrictions and Capital Requirements

For information regarding the limitation on bank dividends and risk-based capital requirements, refer to Note 18 of the consolidated financial statements.  Additional information may be found in the Shareholder’s Equity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2007 and 2006, that the Company met the requirements for being classified as “well capitalized.”

As required by FDICIA, the federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  In addition, the agencies adopted regulations that authorize, but do not require, an institution which has been notified that it is not in compliance with safety and soundness standard to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

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

Index

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

Employees

At December 31, 2007, the Company employed 263 full-time equivalent persons.  The relationship with employees is considered to be good.

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

Executive Officers of the Registrant

The following lists, as of December 31, 2007, the named executive officers of the registrant, their ages, and their positions.

Name                                Age                                                Position

Charles H. Majors	62	President and Chief Executive Officer of the Company.

R. Helm Dobbins	56
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Credit Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Credit Officer of American National Bank and Trust Company since June 2003; Executive Vice President and Chief Credit Officer of Citizens Bank and Trust Co. from 1998 to 2003.

Jeffrey V. Haley	47
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Operating Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Administrative Officer of American National Bank and Trust Company.

Neal A. Petrovich	45
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

ITEM 1A – RISK FACTORS

The Company’s business is subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits.  It is expected that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations.  Management cannot ensure that it can minimize the Company’s interest rate risk.  While an increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations.  Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and overall profitability of the Company.

The Company faces strong competition from financial services companies and other companies that offer banking services which could negatively affect the Company’s business.

Increased competition may result in reduced business for the Company.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including without limitation, savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

Changes in economic conditions could materially and negatively affect the Company’s business.

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

Index

A downturn in the real estate market could materially and negatively affect the Company’s business.

A downturn in the real estate market could negatively affect the Company’s business because significant portions (approximately 82% as of December 31, 2007) of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses on defaulted loans.

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

The Company’s operations are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations.  Because the Company’s business is highly regulated, the laws, rules, and regulations applicable to it are subject to regular change. There are currently proposed laws, rules, and regulations that, if adopted, would impact the Company’s operations. There can be no assurance that these proposed laws, rules, and regulations, or any other laws, rules, or regulations, will not be adopted in the future, which could (i) make compliance much more difficult and expensive, (ii) restrict the ability to originate, broker or sell loans, or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated by the Company, or (iv) otherwise adversely affect the Company’s business or prospects for business.

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

The Company’s common stock is approved for quotation on the NASDAQ Global Select Market, but the trading volume has generally been modest. The limited trading market for the common stock may cause fluctuations in the stock’s market value to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  In addition, even if a more active market in the Company’s common stock develops, management cannot ensure that such a market will continue or that shareholders will be able to sell their shares.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond control, and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.

Index

The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide assurance that it will not significantly increase the allowance for loan losses which could materially and adversely affect earnings.

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

Changes in accounting standards could impact reported earnings.

From time to time there are changes in the financial accounting and reporting standards that govern the preparation of the Company’s financial statements.  These changes can materially impact how the Company records and reports its financial condition and results of operations.  In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s relationship management, general ledger, deposit, loan, and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed.  Any such occurrences could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the company to civil litigation and possible financial liability, any of which could have a material adverse affect on the Company’s financial condition and results of operations.

ITEM 2 – PROPERTIES

As of December 31, 2007, the Company maintained twenty banking offices located in Danville, Pittsylvania County, Martinsville, Henry County, Halifax County, Lynchburg, Bedford County, Campbell County, and Nelson County in Virginia and Caswell County in North Carolina.  The Company also operates a loan production office in Greensboro, North Carolina.

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

Index

The Company owns eleven other retail office locations for a total of fourteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates twenty-three Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases seven of the retail office locations and a storage warehouse.

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2007, the Company had 1,694 shareholders of record.  The following table presents the high and low closing sales prices for the Company’s common stock and dividends declared for the past two years.

Market Price of the Company’s Common Stock

	Closing Price		Dividends
2007	High	Low	Per Share
4th quarter	$22.76	$19.40	$0.23
3rd quarter	22.96	20.50	0.23
2nd quarter	23.08	22.15	0.23
1st quarter	23.68	22.02	0.22
			$0.91

	Closing Price		Dividends
2006	High	Low	Per Share
4th quarter	$23.87	$22.81	$0.22
3rd quarter	24.00	22.45	0.22
2nd quarter	24.02	22.50	0.22
1st quarter	24.07	22.30	0.21
			$0.87

The table below presents share repurchase activity during the quarter ended December 31, 2007.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

October 1-31, 2007	6,200	$22.66	6,200	112,200
November 1-30, 2007	200	20.35	200	112,000
December 1-31, 2007	2,300	20.11	2,300	109,700
	8,700	$21.93	8,700

Index

Stock Option Plan

The Company maintained a stock option plan (the “Plan”) designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The Plan was approved by the shareholders at the 1997 Annual Meeting, and options were eligible to be granted under the Plan through December 31, 2006.  The Plan provided for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986 (“incentive stock options”), as well as non-qualified stock options.

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

Stock options became vested and exercisable in the manner specified by the committee.  Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.  There were no stock options awarded in 2007.

	December 31, 2007
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Option Plan

Equity compensation plans approved by shareholders	174,871	$21.15	-
Equity compensation plans not approved by shareholders	-	-	-
Total	174,871	$21.15	-

Index

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of three indexes for the five-year period ended December 31, 2007.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2002.  The indexes are the NASDAQ Composite Index; the SNL Bank $500 Million-$1Billlion Index, which includes bank holding companies with assets of $500 million to $1 billion and is published by SNL Financial, LC; and the Independent Bank Index, which is provided by Carson Medlin Company and consists of 27 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
American National Bankshares Inc.	$100.00	$103.32	$99.16	$98.63	$102.66	$91.66
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $500M-$1B	100.00	144.19	163.41	170.41	193.81	155.31
Independent Bank Index	100.00	137.00	156.00	167.00	194.00	147.00

Index

ITEM 6 - Selected Financial Data

    The following table sets forth selected financial data for the Company for the last five years:

(in thousands, except per share amounts and ratios)
	2007	2006	2005	2004	2003
Results of Operations:
Interest income	$ 48,597	$ 45,070	$ 32,479	$ 30,120	$ 32,178
Interest expense	19,370	16,661	8,740	7,479	9,391
Net interest income	29,227	28,409	23,739	22,641	22,787
Provision for loan losses	403	58	465	3,095	920
Noninterest income	8,822	8,458	7,896	6,510	6,671
Noninterest expense	21,326	20,264	17,079	15,011	15,111
Income before income tax provision	16,320	16,545	14,091	11,045	13,427
Income tax provision	4,876	5,119	4,097	3,032	3,914
Net income	$ 11,444	$ 11,426	$ 9,994	$ 8,013	$ 9,513

Period-end Balances:
Securities	$157,149	$162,621	$165,629	$188,163	$207,479
Loans, net of unearned income	551,391	542,228	417,087	407,269	406,245
Deposits	581,221	608,528	491,651	485,272	501,688
Assets	772,288	777,720	623,503	619,065	644,302
Shareholders' equity	101,511	94,992	73,419	71,000	71,931
Shareholders' equity - tangible (a)	76,591	69,695	73,287	70,516	70,997

Per Share Information:
Earnings - basic	$ 1.86	$ 1.91	$ 1.83	$ 1.43	$ 1.67
Earnings - diluted	1.86	1.90	1.81	1.42	1.65
Dividends	0.91	0.87	0.83	0.79	0.75
Book value	16.59	15.42	13.49	12.86	12.71
Book value - tangible (a)	12.52	11.31	13.47	12.77	12.54

Ratios:
Return on average assets	1.48%	1.51%	1.61%	1.26%	1.52%
Return on average shareholders' equity	11.69	12.72	13.95	11.15	13.52
Return on average tangible equity (b)	16.09	16.60	14.35	11.72	14.21
Net interest margin - taxable equivalent	4.24	4.20	4.17	3.90	3.98
Average shareholders' equity / average assets	12.65	11.85	11.57	11.34	11.27
Dividend payout ratio	48.82	45.58	45.39	55.13	44.96
Net charge-offs to average loans	0.05	0.10	0.56	0.10	0.30
Allowance for loan losses to period-end loans	1.34	1.34	1.46	1.96	1.30
Nonperforming assets to total assets	0.42	0.45	0.72	1.35	0.56

(a) - Excludes goodwill and other intangible assets
(b) - Excludes amortization expense, net of tax, of intangible assets

Index

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years.  The discussion and analysis are intended supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.  Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

RECLASSIFICIATION

      In certain circumstances, reclassifications have been made to prior period information to conform to the 2007 presentation.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses and (2) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

The financial information contained within the Company’s financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability.  In addition, GAAP itself may change from one previously acceptable method to another method.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

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

Goodwill Impairment

      The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2007 indicated that goodwill is not impaired and is properly recorded in the financial statements.

Index

NON-GAAP PRESENTATIONS

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

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

The Company’s mission, vision, and guiding principles are as follows:

Mission
We provide quality financial services with exceptional customer service.

Vision
We will enhance the value of our shareholders’ investment by being our communities’ preferred provider of relationship-based financial services.

Guiding Principles
To achieve our vision and carry out our mission, we:
  operate a sound, efficient, and highly profitable company, identify and respond to our internal and external customers’ needs and expectations in an ever changing financial services environment, provide quality sales and quality service to our customers, produce profitable growth,
  provide an attractive return for our shareholders,
  furnish positive leadership for the well-being of all communities we serve, continuously develop a challenging and rewarding work environment for our employees, and conduct our work with integrity and professionalism.

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and other funding sources.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.  Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities.

Index

    Net interest income increased $757,000, or 2.6% from 2006 to 2007, following a $4,670,000, or 19.7% increase in 2006 from 2005 levels.  These increases were primarily due to balance sheet growth including the acquisition of Community First Financial Corporation in April 2006.  Additionally, purchase accounting adjustments from the Community First acquisition had a positive impact on net interest income in 2007 and 2006.  Payoffs of acquired loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 resulted in $571,000 of interest income in 2007.  Interest income related to the valuation of other loans acquired from Community First was $536,000 and $402,000 in 2007 and 2006, respectively.  Similarly, interest expense related to the valuation of acquired deposits was $88,000 and $197,000 in 2007 and 2006, respectively.   The net interest margin improved slightly from 4.20% in 2006 to 4.24% in 2007, after increasing from 4.17% in 2005, due generally to the fact that loans comprised an increasing portion of earning assets compared to lower-yielding investment securities and to the effect of the purchase accounting adjustments discussed above.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of trust preferred securities during the second quarter of 2006.  Interest expense associated with these securities was $1,373,000 for 2007 and $1,007,000 for 2006.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the years 2005 through 2007.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2007	2006	2005	2007	2006	2005	2007	2006	2005
Loans:
Commercial	$ 89,673	$ 84,676	$ 74,202	$ 6,980	$ 6,481	$ 4,627	7.78%	7.65%	6.24%
Real Estate	449,683	416,530	327,888	33,621	29,813	20,155	7.48	7.16	6.15
Consumer	10,420	12,287	12,490	975	1,152	1,132	9.36	9.38	9.06
Total loans	549,776	513,493	414,580	41,576	37,446	25,914	7.56	7.29	6.25

Securities:
Federal agencies	68,521	94,589	77,609	3,032	3,745	2,414	4.42	3.96	3.11
Mortgage-backed	25,406	21,197	25,614	1,255	988	1,099	4.94	4.66	4.29
State and municipal	46,069	46,735	51,943	2,530	2,624	3,049	5.49	5.61	5.87
Other	7,484	11,059	15,273	438	621	715	5.85	5.62	4.68
Total securities	147,480	173,580	170,439	7,255	7,978	7,277	4.92	4.60	4.27

Deposits in other banks	13,431	12,922	9,782	679	620	376	5.06	4.80	3.84

Total interest earning assets	710,687	699,995	594,801	49,510	46,044	33,567	6.97	6.58	5.64

Nonearning assets	62,952	57,807	24,273

Total assets	$773,639	$757,802	$619,074

Deposits:
Demand	$107,834	$105,320	$ 82,121	1,550	1,513	539	1.44%	1.44%	0.66%
Money market	52,843	48,124	44,685	1,429	1,180	715	2.70	2.45	1.60
Savings	66,246	77,445	81,641	845	963	629	1.28	1.24	0.77
Time	261,286	255,856	189,467	11,711	9,693	5,019	4.48	3.79	2.65
Total deposits	488,209	486,745	397,914	15,535	13,349	6,902	3.18	2.74	1.73

Repurchase agreements	48,088	40,970	42,757	1,841	1,384	901	3.83	3.38	2.11
Other borrowings	32,591	33,087	19,474	1,994	1,928	937	6.12	5.83	4.81
Total interest bearing
liabilities	568,888	560,802	460,145	19,370	16,661	8,740	3.40	2.97	1.90

Noninterest bearing
demand deposits	102,003	102,117	84,670
Other liabilities	4,894	5,059	2,621
Shareholders' equity	97,854	89,824	71,638
Total liabilities and
shareholders' equity	$773,639	$757,802	$619,074

Interest rate spread							3.57%	3.61%	3.74%
Net interest margin							4.24%	4.20%	4.17%

Net interest income (taxable equivalent basis)				30,140	29,383	24,827
Less: Taxable equivalent adjustment				913	974	1,088
Net interest income				$29,227	$28,409	$23,739

Index

            Table 2 presents the dollar amount of changes in interest income and interest expense, and distinguishes between  changes resulting from fluctuations in average balances of interest earning assets and interest bearing liabilities (volume), and changes resulting from fluctuations in average interest rates on such assets and liabilities (rate).  Changes attributable to both volume and rate have been allocated proportionately.

Table 2 - Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2007 vs. 2006			2006 vs. 2005
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$ 499	$ 111	$ 388	$ 1,854	$ 1,144	$ 710
Real Estate	3,808	1,367	2,441	9,658	3,652	6,006
Consumer	(177)	(2)	(175)	20	39	(19)
Total loans	4,130	1,476	2,654	11,532	4,835	6,697
Securities:
Federal agencies	(713)	404	(1,117)	1,331	739	592
Mortgage-backed	267	62	205	(111)	89	(200)
State and municipal	(94)	(57)	(37)	(425)	(129)	(296)
Other securities	(183)	25	(208)	(94)	126	(220)
Total securities	(723)	434	(1,157)	701	825	(124)
Deposits in other banks	59	34	25	244	106	138
Total interest income	3,466	1,944	1,522	12,477	5,766	6,711

Interest expense
Deposits:
Demand	37	1	36	974	787	187
Money market	249	127	122	465	406	59
Savings	(118)	24	(142)	334	368	(34)
Time	2,018	1,808	210	4,674	2,576	2,098
Total deposits	2,186	1,960	226	6,447	4,137	2,310
Repurchase agreements	457	198	259	483	522	(39)
Other borrowings	66	95	(29)	991	230	761
Total interest expense	2,709	2,253	456	7,921	4,889	3,032
Net interest income	$ 757	$ (309)	$ 1,066	$ 4,556	$ 877	$ 3,679

Noninterest Income

    Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales or calls of investment securities.

Noninterest income was $8,822,000 in 2007, up 4.3% over 2006.  Increases in trust fees, mortgage banking income, brokerage, and other fee income were partially offset by decreases in deposit account service charges and by a $362,000 impairment charge on securities (see the Securities section of this discussion and analysis).

Noninterest income was $8,458,000 in 2006, up 7.1% over 2005, largely due to an increase in trust fees, deposit account service charge income, mortgage banking revenue, and income from bank owned life insurance policies (“BOLI”) acquired from Community First.

Fees from the management of trusts, estates, and asset management accounts totaled $3,578,000 in 2007, up from $3,374,000 in 2006 and $3,012,000 in 2005.  These increases were due primarily to new account activity and fee structure changes.  Market value appreciation in the securities markets also contributed to the increase as a substantial proportion of these fees are earned as a percentage of the account balances.

Service charges on deposit accounts decreased 4.6% in 2007, primarily due to reduced customer overdraft activity.  Deposit account service charges increased 8.5% in 2006, primarily as a result of the acquisition of Community First.

Index

Other fees and commissions primarily include income generated from the Company’s debit card, ATM, safe deposit box, merchant credit card, and wire transfer services.  Insurance commission revenue is also included in this category.  Other fees and commissions were $786,000 in 2007, $744,000 in 2006, and $693,000 in 2005.  The increase in both 2007 and 2006 is primarily the result of growth in debit card revenue due to increased customer debit card activity.

Mortgage banking income represents fees from originating and selling residential mortgage loans.  Mortgage banking income was $954,000 in 2007, $709,000 in 2006, and $665,000 in 2005.  Changes in interest rates directly impact the volume of mortgage activity and, in turn, the amount of mortgage banking fee income earned.

   Securities are sold from time to time for balance sheet management purposes or because an investment no longer meets the Company’s policy requirements.  Net gains on sales or calls of securities were $135,000 in 2007, $62,000 in 2006, and $53,000 in 2005.

In December 2007, the Company recorded a $362,000 impairment charge relating to its holdings of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) preferred stock.  The market value of these two securities dropped significantly at the end of 2007, and any near-term recovery in value is uncertain.  The Company’s recorded investment in these securities, after the write-down, is $1,346,000 at December 31, 2007.  The impairment charge is recorded as a reduction of noninterest income.

Other noninterest income was $650,000 in 2007, $496,000 in 2006, and $642,000 in 2005.  The 2007 increase was largely the result of increased dividend revenue from the Company’s investments in Bankers Insurance, LLC and Virginia Title Center, LLC.  Additionally, a full year of revenue from the Company’s BOLI policies increased this income category by $34,000 in 2007.  Other noninterest income growth in 2006 was impacted by increased dividend revenue from the Company’s investment in the two insurance companies, and by $100,000 of income generated from the BOLI policies acquired from Community First in April 2006.  During 2005, the Company earned nonrecurring income of $375,000 from the sale of a bankcard processor, of which the Company was a member.

Table 3 - Noninterest income
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Trust fees	$ 3,578	$ 3,374	$ 3,012
Service charges on deposit accounts	2,531	2,654	2,446
Other fees and commissions	786	744	693
Mortgage banking income	954	709	665
Brokerage fees	550	419	385
Securities gains, net	135	62	53
Impairment of securities	(362)	-	-
Investment in insurance companies	280	220	163
Bank owned life insurance	134	100	-
Check order charges	127	113	107
Gain from sale of bankcard processor	-	-	375
Other	109	63	(3)
	$ 8,822	$ 8,458	$ 7,896

Noninterest Expense

   Noninterest expense consists primarily of personnel, occupancy, equipment, and other expenses.  Noninterest expense was $21,326,000 in 2007, up 5.2% over 2006, due primarily to increased staff levels and a full year of expenses associated with the April 2006 Community First acquisition.  Noninterest expense was $20,264,000 in 2006, up 18.6% over 2005, due largely to the impact of the Community First acquisition.

Personnel expenses comprise over half of the Company’s noninterest expense.  Combined salary and benefits expense increased 3.4% in 2007 when compared to 2006.  Higher staff levels and a full year of the expenses associated with Community First were partially offset by a reduction in profit sharing and incentive compensation expense.  Profit sharing and incentive expense was $287,000 in 2007, $867,000 in 2006, and $866,000 in 2005.  Personnel expenses rose 15.3% in 2006 over 2005, due primarily to the Community First acquisition.

Index

Occupancy and equipment expense increased from $2,977,000 in 2006 to $3,527,000 in 2007, an increase of 18.5%.  The increase was due in large part to a full year of expenses associated with the Community First acquisition, increased building maintenance costs, the expenses of two new branch offices, and costs related to new technology for check processing and network security.  Occupancy and equipment expense increased from $17,079,000 in 2005 to $20,264,000 in 2006.  The increase was due primarily to the acquisition of Community First.

Bank franchise tax expense was $663,000 in 2007, compared with $651,000 in 2006 and $543,000 in 2005.  This expense is based in large part on the level of shareholders’ equity.

Core deposit intangible expense was $377,000 in 2007, $414,000 in 2006, and $353,000 in 2005.  The 2007 expense consists entirely of amortization of the core deposit intangible asset from the Community First acquisition; beginning April 2006, this asset is being amortized on a straight-line basis over ninety-nine months.  Core deposit intangible expense in 2006 also includes amortization of the core deposit intangible asset arising from a 1996 branch purchase.  The 2005 expense is comprised entirely of amortization of intangible assets related to the 1996 branch purchase as well as a 1995 branch purchase.

Other noninterest expense consists of a variety of expenses including those related to professional services, advertising and marketing, telephone systems, ATM and Internet banking services, trust services, supplies, and Federal Reserve services.  Other noninterest expense totaled $4,322,000 in 2007, $4,196,000 in 2006, and $3,279,000 in 2005.  Other noninterest expense increased 3.0% in 2007, and was largely the result of higher trust service costs and a full year of expenses associated with the acquisition of Community First.  Other noninterest expense increased $917,000, or 28.0%, from 2005 to 2006.  The increase for 2006 included $123,000 for the establishment of a reserve for unfunded lending commitments.  The Company also experienced increases in Internet banking fees, external data processing expenses, advertising and marketing costs, and telephone fees, all related primarily to the acquisition of Community First.  Trust expense increased $117,000 in 2006 related to costs of outside investment management services and increased trust operational activity.

Table 4 - Noninterest expense
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Salaries	$ 9,688	$ 9,520	$ 8,453
Employee benefits	2,749	2,506	1,975
Occupancy and equipment	3,527	2,977	2,476
Bank franchise tax	663	651	543
Core deposit intangible amortization	377	414	353
Professional fees	733	689	744
Telephone	395	361	290
Stationery and printing supplies	335	395	312
ATM network fees	329	303	237
Advertising and marketing	300	267	174
Postage	273	240	210
Trust services contracted	237	187	70
Internet banking fees	194	173	133
Correspondent bank fees	161	161	141
Automobile	147	103	89
Contributions	120	138	114
Loan expenses	108	67	64
Courier service	106	97	82
FDIC assessment	87	84	65
Other	797	931	554
	$ 21,326	$ 20,264	$ 17,079

Index

Income Taxes

   Income taxes on 2007 earnings amounted to $4,876,000, resulting in an effective tax rate of 29.9%, compared to 30.9% in 2006 and 29.1% in 2005.  The Company was subject to a statutory, blended, Federal tax rate of 34.4% in 2007, 34.4% in 2006, and 34.3% in 2005.  The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes.  The primary non‑taxable income is that of state and municipal securities and industrial revenue bonds or loans.
 Impact of Inflation and Changing Prices
  The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expenses that tend to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

Market Risk Management

Effectively managing market risk is essential to achieving the Company’s financial objectives.  Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices.  The Company is generally not subject to currency exchange risk or commodity price risk.  The Company’s primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk.  Both are discussed below.

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset/Liability Investment Committee (“ALCO”) and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

 The Company uses simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation takes into account current balance sheet volumes and the scheduled repricing dates and maturities of assets and liabilities.  It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2007 is asset sensitive.

Index

  The interest rate sensitivity position at December 31, 2007 is illustrated in the following table.  The carrying amounts  of assets and liabilities are presented in the periods they are expected to reprice or mature.

Table 5 - Interest Rate Sensitivity Gap Analysis
December 31, 2007
(dollars in thousands)

	Within		> 1 Year		> 3 Year
	1 Year		to 3 Years		to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$149		$-		$-	$-	$149
Securities	8,836		42,628		34,191	71,494	157,149
Loans (1)	306,781		128,675		66,019	51,284	552,759

Total interest sensitive assets	315,766		171,303		100,210	122,778	710,057

Interest sensitive liabilities:
Checking and savings deposits	167,151		-		-	-	167,151
Money market deposits	50,254		-		-	-	50,254
Time deposits	203,919		39,313		21,198	155	264,585
Repurchase agreements	47,891		-		-	-	47,891
Federal Home Loan Bank advances	10,200		5,000			937	16,137
Trust preferred capital notes	-		-		20,619	-	20,619

Total interest sensitive liabilities	479,415		44,313		41,817	1,092	566,637

Interest sensitivity gap	$(163,649)		$126,990		$58,393	$121,686	$143,420

Cumulative interest sensitivity gap	$(163,649)		$(36,659)		$21,734	$143,420

Percentage cumulative gap
to total interest sensitive assets	(23.0	) %	(5.2	) %	3.1%	20.2%

(1) Loans include loans held for sale and are net of unearned income.

Using the Company’s simulation analysis, the following table shows the estimated impact of changes in interest rates on net interest income over a one year time horizon as of December 31, 2007.  This analysis makes numerous assumptions including:  modest increases in assets and liabilities, a 1.25% parallel change in interest rates in January 2008, a 1.25% parallel change in interest rates in February 2008, the Company’s estimated prepayment activity on loans and mortgage-backed securities, and the Company’s estimate of how interest bearing deposit accounts would reprice using current yield curves at December 31, 2007.

Index

 Table 6 - Estimated Changes in Net Interest Income

 (dollars in thousands)

December 31, 2007

 Change in
Changes in

 Interest
Net interest Income (1)

 Rates
Amount
Percent

 Up  2.5%
$ 2,982
10.2
%

 Up  1.25%
1,590
5.4

 Down 1.25%
(2,192)
(7.5)

 Down 2.5%
(3,962)
(13.5)

(1) Represents the difference between estimated net interest income for the next 12 months in the new interest rate environment and the current interest rate environment.

Management cannot predict future interest rates or their exact effect on net interest income.  Computations of future effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.  Certain limitations are inherent in such computations.  Assets and liabilities may react differently than projected to changes in market interest rates.   The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag changes in market interest rates.  Interest rate shifts may not be parallel.

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company’s interest rate sensitivity position.  Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

Liquidity Risk Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds to meet their credit needs or depositors desiring to withdraw funds.  Additionally, the parent company requires cash for various operating needs including dividends to shareholders, stock repurchases, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk position.  The Company uses a simulation and budget model to manage the future liquidity needs of the Company.

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the FHLB, federal funds lines of credit from two correspondent banks, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

  The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Borrowings under the line were $16,137,000 at December 31, 2007 and $15,100,000 at December 31, 2006.
       The Company had fixed-rate term borrowing contracts with the FHLB as of December 31, 2007, with the following final maturities:
    Amount
Expiration Date

 $3,000,000
2008

   5,000,000
2009

      937,000
2014

        The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at December 31, 2007 or 2006.

Index

BALANCE SHEET ANALYSIS
Securities

The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The composition of the Company’s securities portfolio reflects the Company’s investment strategy of maximizing yields, maintaining adequate liquidity, and providing a tool to manage the Company’s interest rate sensitivity position.

The securities portfolio consists primarily of high quality investments for which an active market exists.  Federal agency, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

In December 2007, the Company recorded a $362,000 impairment charge relating to its holdings of FHLMC and FNMA preferred stock.  The market value of these two securities dropped significantly at the end of 2007, and any near-term recovery in value is uncertain.  The Company’s recorded investment in these securities, after the write-down, is $1,346,000 at December 31, 2007.  The impairment charge is recorded as a reduction of noninterest income.

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

Table 7 - Securities Portfolio
(in thousands, except yields)

	December 31,
	2007		2006		2005

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$4,000	3.46%	$36,969	3.92%	$27,005	2.77%
1 to 5 years	45,170	4.79	45,432	4.62	44,353	3.49
5 to 10 years	6,180	5.46	6,706	4.67	10,905	4.55
Over 10 years	-	-	-	-	-	-
Total	55,350	4.77	89,107	4.34	82,263	3.40

Mortgage-backed:
Within 1 year	108	3.43	-	-	-	-
1 to 5 years	3,461	4.33	4,460	4.51	4,142	4.18
5 to 10 years	14,411	4.85	8,345	4.83	10,227	4.78
Over 10 years	27,674	5.34	6,805	5.06	6,908	4.11
Total	45,654	5.10	19,610	4.84	21,277	4.44

State and Municipal:
Within 1 year	4,025	5.60	1,330	6.69	3,395	6.30
1 to 5 years	24,443	4.97	23,036	5.15	23,321	5.65
5 to 10 years	11,679	5.63	16,550	5.16	19,446	5.06
Over 10 years	7,878	5.73	5,179	6.03	3,040	6.15
Total	48,025	5.31	46,095	5.30	49,202	5.49

Other Securities:
Within 1 year	-	-	1,005	6.06	4,511	6.09
1 to 5 years	1,485	3.32	1,485	3.32	3,514	4.91
5 to 10 years	-	-	-	-	-	-
Over 10 years	4,994	6.56	6,401	6.21	5,952	3.62
Total	6,479	5.82	8,891	5.71	13,977	4.74

Total portfolio	$155,508	5.08%	$163,703	4.74%	$166,719	4.26%

Index

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans increased $36,283,000, or 7.1%, from 2006 to 2007.  Average loans increased $98,913,000, or 23.9% from 2005 to 2006.  This increase was due largely to the acquisition of Community First, which occurred in April 2006.

Period-end loans increased $9,163,000, or 1.7%, from December 31, 2006 to December 31, 2007.  The increase was primarily due to growth in commercial real estate loans.

Loans held for sale are loans originated and in process of being sold to the secondary market. These loans are sold servicing released and totaled $1,368,000 at December 31, 2007, and $1,662,000 at December 31, 2006.

The following table provides loan balances, percentage of portfolio (excluding loans held for sale), and the percentage change since December 31, 2006 of loans outstanding by geographic region.  The loans are allocated to the region in which they were originated.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Table 8 - Loans by Geographic Region

	December 31, 2007
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2006

Danville region	$206,037	37.4%	(4.5)%
Lynchburg region	151,018	27.4	3.8

Southside region:

Martinsville and Henry County	108,065	19.6	9.8
Halifax and Pittsylvania County	63,204	11.4	3.1
Greensboro area	23,067	4.2	8.7

Total loans	$551,391	100.0%

The Company does not participate in highly leveraged lending transactions, as defined by bank regulations, and there are no loans of this nature recorded in the loan portfolio.  The Company has no foreign loans in its portfolio.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2007 or 2006, loans to lessors of nonresidential buildings represented 11.0% of total loans at December 31, 2007; the lessees and lessors are engaged in a variety of industries.

Index

    Table 9 illustrates loans by type.

Table 9 - Loans

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Real estate:
Construction and land development	$ 69,803	$ 69,404	$ 50,092	$ 34,101	$ 12,790
Commercial real estate	198,332	186,639	142,968	147,653	136,395
Residential real estate	133,899	131,126	94,405	91,672	94,032
Home equity	48,313	52,531	42,178	42,620	42,197
Total real estate	450,347	439,700	329,643	316,046	285,414

Commercial and industrial	91,028	91,511	76,735	75,847	97,114
Consumer	10,016	11,017	10,709	15,376	23,717
Total loans	$551,391	$542,228	$417,087	$407,269	$406,245

The following table presents the maturity schedule of selected loan types.

Table 10 - Maturities of Selected Loan Types
December 31, 2007
(in thousands)

	Commercial
	and	Real Estate
	Industrial (1)	Construction	Total

1 year or less	$ 52,482	$ 53,599	$ 106,081
1 to 5 years	31,803	15,357	47,160
After 5 years	6,743	847	7,590
Total	$ 91,028	$ 69,803	$ 160,831

Of the loans due after one year, $39,507 have predetermined interest rates and $15,242 have floating or adjustable interest rates.

(1) includes agricultural loans

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

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

  Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The calculations are reviewed for adequacy each quarter by the Company’s Credit Committee, Audit and Compliance Committee, and Board of Directors.  In determining the adequacy of the allowance for loan losses, factors which are considered include the Company’s historical loss experience; the size and composition of the loan portfolio; loan risk ratings; nonperforming loans; impaired loans; other problem credits; the value and adequacy of collateral and guarantors; and national and local economic conditions.

Index

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

  No single statistic, formula, or measurement determines the adequacy of the allowance.  Management makes difficult, subjective, and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions.  For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance).  The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified losses.

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

  The Southern Virginia market, in which the Company has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.

  The allowance for loan losses was $7,395,000 at December 31, 2007, compared with $7,264,000 and $6,109,000 at December 31, 2006 and 2005, respectively.  The allowance for loan losses as a percentage of loans at each of these dates was 1.34%, 1.34%, and 1.46%, respectively.  The increase in the allowance from December 31, 2005 to December 31, 2006 was largely due to loan growth associated with the Community First acquisition.  The provision for loan losses was $403,000 in 2007, $58,000 in 2006, and $465,000 in 2005.

Loans charged-off net of recoveries totaled $272,000 in 2007, $501,000 in 2006, and $2,300,000 in 2005.  One loan, secured by a hotel in a major North Carolina metropolitan area, accounted for $2,100,000 of the net charge-offs in 2005.  The loan was determined to be impaired and was placed on nonaccrual status in 2004.  The loan was sold at a discount and the remaining balance charged-off in 2005.  Table 14 presents the Company’s loan loss and recovery experience for the past five years.

The allowance for loan losses is allocated to loan types based upon historical loss factors; risk grades on individual loans; portfolio analyses of smaller balance, homogenous loans; and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit.  Table 12 summarizes the allocation of the allowance for loan losses for the past five years.

Index

            The following table shows loans that were considered impaired as of year end.

Table 11 - Impaired Loans

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Not on nonaccrual status	$ 2,255	$ 262	$ 537	$ 1,007	$ 391
On nonaccrual status	1,310	1,114	2,995	5,303	2,548
Total impaired loans	$ 3,565	$ 1,376	$ 3,532	$ 6,310	$ 2,939

Table 12 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2007		2006		2005		2004		2003
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial
(including
commercial
real estate)	$ 5,056	62%	$ 4,467	61%	$ 3,897	64%	$ 5,927	61%	$ 2,881	59%

Residential
real estate	1,852	36	2,119	37	1,462	33	1,231	35	848	35

Consumer	443	2	521	2	653	3	816	4	1,141	6

Unallocated	44	-	157	-	97	-	8	-	422	-

Total	$ 7,395	100%	$ 7,264	100%	$ 6,109	100%	$ 7,982	100%	$ 5,292	100%

(1) Represents the percentage of loans in each category to total loans.

Table 13 - Asset Quality Ratios

	As of or for the Years Endeded December 31,
	2007	2006	2005	2004	2003

Allowance to loans*	1.34%	1.34%	1.46%	1.96%	1.30%
Net charge-offs to year-end allowance	3.68	6.90	38.27	5.07	23.62
Net charge-offs to average loans	0.05	0.10	0.56	0.10	0.30
Nonperforming assets to total assets*	0.42	0.45	0.72	1.35	0.56
Nonperforming loans to loans*	0.48	0.63	1.02	1.99	0.82
Provision to net charge-offs	148.16	11.58	19.89	764.20	73.60
Provision to average loans	0.07	0.01	0.11	0.77	0.22
Allowance to nonperforming loans*	2.80	2.12	1.43	0.98	1.60

* - at year end

Index

Table 14 - Summary of Loan Loss Experience
(in thousands)
	Year Ended December 31,
	2007	2006	2005	2004	2003

Balance at beginning of period	$ 7,264	$ 6,109	$ 7,982	$ 5,292	$ 5,622

Allowance from acquisition	-	1,598	-	-	-

Charge-offs:
Construction and land development	-	1	-	-	-
Commercial real estate	54	136	2,249	-	-
Residential real estate	140	163	35	85	71
Home equity	19	-	-	44	9
Total real estate	213	300	2,284	129	80
Commercial and industrial	103	354	76	169	1,004
Consumer	199	259	217	357	373
Total charge-offs	515	913	2,577	655	1,457

Recoveries:
Construction and land development	-	1	-	-	-
Commercial real estate	15	98	46	49	-
Residential real estate	3	11	3	-	-
Home equity	1	1	-	-	-
Total real estate	19	111	49	49	-
Commercial and industrial	50	108	11	45	105
Consumer	174	193	179	156	102
Total recoveries	243	412	239	250	207

Net charge-offs	272	501	2,338	405	1,250
Provision for loan losses	403	58	465	3,095	920
Balance at end of period	$ 7,395	$ 7,264	$ 6,109	$ 7,982	$ 5,292

Index

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.48% of total loans at December 31, 2007, down from 0.63% at December 31, 2006.  There were no troubled debt restructurings at the end of any of the years presented in the table.

Table 15 - Nonperforming Assets

	December 31,
(in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans:
Real estate	$ 2,488	$ 3,195	$ 4,098	$ 7,005	$ 1,870
Commercial	107	151	12	853	1,236
Agricultural	-	-	-	12	8
Consumer	44	79	107	243	148
Total nonaccrual loans	2,639	3,425	4,217	8,113	3,262

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	-	-	46	-	-
Commercial	-	-	10	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	53
Total past due loans	-	-	56	-	53

Total nonperforming loans	2,639	3,425	4,273	8,113	3,315

Foreclosed real estate	632	99	188	221	303

Total nonperforming assets	$ 3,271	$ 3,524	$ 4,461	$ 8,334	$ 3,618

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits increased $1,350,000, or 0.2%, in 2007, after increasing $106,278,000, or 22.0% in 2006.  The increase in 2006 was due primarily to the acquisition of Community First.  Period-end deposits declined $27,307,000, or 4.5%, from December 31, 2006 to December 31, 2007.  The decline in period-end deposits is attributed primarily to the maturity of high-rate certificates of deposits acquired from Community First and intense competition for deposits.

During 2007, approximately $20,285,000 in high-rate certificates of deposit acquired from Community First matured, contributing to a $9,423,000 decrease in time deposits.  Savings deposits continued to decline in 2007, as customers sought higher-yielding accounts.  Savings deposits decreased $7,117,000 from December 31, 2006 to December 31, 2007.  Demand deposits declined $10,073,000, or 4.7%.  Money market deposits declined moderately, from $50,948,000 at December 31, 2006 to $50,254,000 at December 31, 2007.

Table 16 - Deposits
(in thousands, except rates)

	December 31,
	2007		2006		2005
	Average		Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand deposits -
noninterest bearing	$102,003	-%	$102,117	-%	$ 84,670	-%
Demand deposit -
interest bearing	107,834	1.44	105,320	1.44	82,121	0.66
Money market	52,843	2.70	48,124	2.45	44,685	1.60
Savings	66,246	1.28	77,445	1.24	81,641	0.77
Time	261,286	4.48	255,856	3.79	189,467	2.65
	$590,212	2.63%	$588,862	2.27%	$482,584	1.43%

Index

Table 17 - Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2007 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$20,144
Over 3 through 6 months	29,212
Over 6 through 12 months	25,638
Over 12 months	26,218
$101,212

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) and longer-term FHLB advances, and trust preferred capital notes.  Repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.  The Company considers these accounts to be stable sources of funds, as they represent customer sweep accounts.  The securities underlying these agreements remain under the Company’s control.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Table 18 - Short-Term Borrowed Funds
(dollars in thousands)
	December 31,
	2007	2006

Repurchase agreements	$47,891	$33,368
Short term FHLB borrowings	7,200	-
Total	$55,091	$33,368

Weighted interest rate	3.78%	3.69%

Average for the year ended:
Outstanding	$48,435	$42,210
Interest rate	3.84%	3.44%

Maximum month-end outstanding	$55,091	$54,527

Shareholders’ Equity

The Company’s goal with capital management is to generate attractive returns on equity and pay high dividends while maintaining capital sufficient to be classified as “well capitalized” under regulatory capital ratios and to support growth.

Shareholders’ equity was $101,511,000 at December 31, 2007 and $94,992,000 at December 31, 2006.  The increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and the effect of share repurchases.

Shareholders’ equity increased from $73,419,000 at December 31, 2005 to $94,992,000 at December 31, 2006.    During 2006, shareholders’ equity was increased by the acquisition of Community First, net income, and proceeds from the exercise of stock options, and was decreased by dividends, stock repurchases, and a decrease in accumulated other comprehensive income.  The decrease in accumulated other comprehensive income was largely due to the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which resulted in a $1,465,000, net of tax, reduction.

The Company declared and paid quarterly dividends totaling $0.91, $0.87, and $0.83 per share of common stock in 2007, 2006, and 2005 respectively.  Cash dividends in 2007 totaled $5,587,000 and represented a 48.8% payout of 2007 net income, compared to 45.6% in 2006 and 45.3% in 2005.

Index

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 13.14% of assets at December 31, 2007 and 12.21% at December 31, 2006.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At December 31, 2007, the Company’s Tier I and total capital ratios were 17.03% and 18.28%, respectively.  At December 31, 2006, these ratios were 16.18% and 17.45%, respectively.  The ratios for both years exceeded the regulatory requirements.  The Company’s leverage ratios were 12.98% and 12.15% at December 31, 2007 and 2006, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2007 and 2006, that the Company met the requirements to be considered “well capitalized.”

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2007 (in thousands):

	Payments Due By Period

	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$264,585	$203,919	$39,313	$21,198	$155
FHLB borrowings	16,137	10,200	5,000	-	937
Repurchase agreements	47,891	47,891	-	-	-
Operating leases	923	311	485	117	10
Trust preferred capital notes	26,798	1,373	2,746	22,679	-

OFF-BALANCE SHEET ACTIVITIES

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Refer to the “Borrowed Funds” section for discussion of AMNB Statutory Trust I.  Off-balance sheet transactions were as follows (in thousands):

	December 31,
Off-Balance Sheet Transactions	2007	2006

Commitments to extend credit	$144,301	$155,038
Standby letters of credit	6,222	3,125
Mortgage loan rate-lock commitments	2,215	2,246

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

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table 19 - Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2007	Quarter	Quarter	Quarter	Quarter

Interest income	$12,300	$12,293	$12,106	$11,898
Interest expense	4,842	4,947	4,823	4,758

Net interest income	7,458	7,346	7,283	7,140
Provision for loan losses	100	-	-	303
Net interest income after provision for loan losses	7,358	7,346	7,283	6,837

Noninterest income	1,903	2,276	2,431	2,212
Noninterest expense	5,329	5,379	5,448	5,170

Income before income taxes	3,932	4,243	4,266	3,879
Income taxes	1,157	1,309	1,235	1,175

Net income	$ 2,775	$ 2,934	$ 3,031	$ 2,704

Per common share:
Net income - basic	$ 0.45	$ 0.48	$ 0.49	$ 0.44
Net income - diluted	0.45	0.48	0.49	0.44
Cash dividends	0.23	0.23	0.23	0.22

	Fourth	Third	Second	First
2006	Quarter	Quarter	Quarter	Quarter

Interest income	$11,925	$12,151	$12,146	$ 8,848
Interest expense	4,752	4,645	4,435	2,829

Net interest income	7,173	7,506	7,711	6,019
Provision for loan losses	(547)	125	354	126
Net interest income after provision for loan losses	7,720	7,381	7,357	5,893

Noninterest income	2,152	2,138	2,267	1,901
Noninterest expense	5,408	5,117	5,356	4,383

Income before income taxes	4,464	4,402	4,268	3,411
Income taxes	1,547	1,301	1,266	1,005

Net income	$ 2,917	$ 3,101	$ 3,002	$ 2,406

Per common share:
Net income - basic	$ 0.47	$ 0.50	$ 0.49	$ 0.44
Net income - diluted	0.47	0.50	0.48	0.44
Cash dividends	0.22	0.22	0.22	0.21

Index

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007, as such term is defined in Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Chief Financial Officer

March 10, 2008

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  American National Bankshares Inc. and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Index

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Winchester, Virginia
March 10, 2008

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
(Dollars in thousands, except share data)

ASSETS	2007	2006
Cash and due from banks	$ 18,155	$ 24,375
Interest-bearing deposits in other banks	149	1,749

Securities available for sale, at fair value	145,159	148,748
Securities held to maturity (fair value of $12,250
in 2007 and $14,131 in 2006)	11,990	13,873
Total securities	157,149	162,621

Loans held for sale	1,368	1,662

Loans, net of unearned income	551,391	542,228
Less allowance for loan losses	(7,395)	(7,264)
Net loans	543,996	534,964

Premises and equipment, net	13,348	12,438
Goodwill	22,468	22,468
Core deposit intangibles, net	2,452	2,829
Accrued interest receivable and other assets	13,203	14,614
Total assets	$ 772,288	$ 777,720

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$ 99,231	$ 106,885
Demand deposits -- interest bearing	104,751	107,170
Money market deposits	50,254	50,948
Savings deposits	62,400	69,517
Time deposits	264,585	274,008
Total deposits	581,221	608,528

Repurchase agreements	47,891	33,368
FHLB borrowings	16,137	15,087
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,909	5,126
Total liabilities	670,777	682,728

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,118,717 shares outstanding at December 31, 2007 and
6,161,865 shares outstanding at December 31, 2006	6,119	6,162
Capital in excess of par value	26,425	26,414
Retained earnings	69,409	64,584
Accumulated other comprehensive income (loss), net	(442)	(2,168)
Total shareholders' equity	101,511	94,992
Total liabilities and shareholders' equity	$ 772,288	$ 777,720

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except share and per share data)

	2007	2006	2005
Interest and Dividend Income:
Interest and fees on loans	$ 41,499	$ 37,361	$ 25,825
Interest and dividends on securities:
Taxable	4,409	5,034	4,090
Tax-exempt	1,690	1,743	2,010
Dividends	320	312	215
Other interest income	679	620	339
Total interest and dividend income	48,597	45,070	32,479
Interest Expense:
Interest on deposits	15,535	13,349	6,902
Interest on repurchase agreements	1,841	1,384	901
Interest on FHLB borrowings	621	921	937
Interest on trust preferred capital notes	1,373	1,007	-
Total interest expense	19,370	16,661	8,740
Net Interest Income	29,227	28,409	23,739
Provision for Loan Losses	403	58	465
Net Interest Income after Provision for Loan Losses	28,824	28,351	23,274
Noninterest Income:
Trust fees	3,578	3,374	3,012
Service charges on deposit accounts	2,531	2,654	2,446
Other fees and commissions	786	744	693
Mortgage banking income	954	709	665
Brokerage fees	550	419	385
Securities gains, net	135	62	53
Impairment of securities	(362)	-	-
Other	650	496	642
Total noninterest income	8,822	8,458	7,896
Noninterest Expense:
Salaries	9,688	9,520	8,453
Employee benefits	2,749	2,506	1,975
Occupancy and equipment	3,527	2,977	2,476
Bank franchise tax	663	651	543
Core deposit intangible amortization	377	414	353
Other	4,322	4,196	3,279
Total noninterest expense	21,326	20,264	17,079
Income Before Income Taxes	16,320	16,545	14,091
Income Taxes	4,876	5,119	4,097
Net Income	$ 11,444	$ 11,426	$ 9,994

Net Income Per Common Share:
Basic	$ 1.86	$ 1.91	$ 1.83
Diluted	$ 1.86	$ 1.90	$ 1.81
Average Common Shares Outstanding:
Basic	6,139,095	5,986,262	5,465,090
Diluted	6,161,825	6,020,071	5,506,998

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2007, 2006, and 2005
Dollars in thousands

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2004	5,521,164	$ 5,521	$ 9,474	$ 55,780	$ 225	$ 71,000

Net income	-	-	-	9,994	-	9,994
Change in unrealized losses on securities
available for sale, net of tax of $(468)	-	-	-	-	(910)
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (18)	-	-	-	-	(35)
Other comprehensive loss					(945)	(945)
Comprehensive income						9,049
Stock repurchased and retired	(98,840)	(98)	(170)	(2,136)	-	(2,404)
Stock options exercised	19,434	19	284	-	-	303
Cash dividends declared	-	-	-	(4,529)	-	(4,529)

Balance, December 31, 2005	5,441,758	5,442	9,588	59,109	(720)	73,419

Net income	-	-	-	11,426	-	11,426
Change in unrealized losses on securities
available for sale, net of tax of $32	-	-	-	-	58
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ (21)	-	-	-	-	(41)
Other comprehensive income					17	17
Comprehensive income						11,443
Adjustment to initially apply FASB statement
No. 158, net of tax of ($789)	-	-	-	-	(1,465)	(1,465)
Issuance of common stock in exchange
for net assets acquisition	746,944	747	16,799	-	-	17,546
Stock repurchased and retired	(39,100)	(39)	(132)	(741)	-	(912)
Stock options exercised	12,263	12	159	-	-	171
Cash dividends declared	-	-	-	(5,210)	-	(5,210)

Balance, December 31, 2006	6,161,865	6,162	26,414	64,584	(2,168)	94,992

Net income	-	-	-	11,444	-	11,444
Change in unrealized gains on securities
available for sale, net of tax of $874	-	-	-	-	1,622
Add: Reclassification adjustment for losses
on impairment of securities, net of tax of $127					235
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(47)	-	-	-	-	(88)
Change in unfunded person liability,
net of tax of ($23)					(43)
Other comprehensive income					1,726	1,726
Comprehensive income						13,170
Stock repurchased and retired	(61,900)	(62)	(265)	(1,032)	-	(1,359)
Stock options exercised	18,752	19	276	-	-	295
Cash dividends declared	-	-	-	(5,587)	-	(5,587)

Balance, December 31, 2007	6,118,717	$ 6,119	$ 26,425	$ 69,409	$ (442)	$ 101,511

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006, and 2005
(Dollars in thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$ 11,444	$ 11,426	$ 9,994
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	403	58	465
Depreciation	1,178	993	866
Core deposit intangible amortization	377	414	353
Net amortization (accretion) of bond premiums and discounts	(188)	(51)	227
Net gain on sale or call of securities	(135)	(62)	(53)
Impairment of securities	362	-	-
Gain on loans held for sale	(733)	(434)	(431)
Proceeds from sales of loans held for sale	31,451	15,673	18,255
Originations of loans held for sale	(30,424)	(16,187)	(17,567)
Net gain on foreclosed real estate	(6)	(7)	(4)
Change in valuation allowance on foreclosed real estate	-	10	35
Gain on sale of premises and equipment	(8)	-	(6)
Deferred income tax (benefit) expense	(67)	732	569
Change in interest receivable	316	(54)	(16)
Change in other assets	699	(1,369)	(953)
Change in interest payable	39	429	261
Change in other liabilities	(257)	(703)	1,220
Net cash provided by operating activities	14,451	10,868	13,215

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,070	503	420
Proceeds from maturities and calls of securities available for sale	54,965	57,920	106,908
Proceeds from maturities and calls of securities held to maturity	1,884	4,491	3,870
Purchases of securities available for sale	(49,763)	(51,716)	(90,268)
Purchases of securities held to maturity	-	-	-
Change in loans	(9,933)	10,278	(12,218)
Proceeds from sale of bank property and equipment	25	324	9
Purchases of bank property and equipment	(2,105)	(1,045)	(1,121)
Proceeds from sales of foreclosed real estate	30	421	65
Increases in foreclosed real estate	(59)	(230)	(1)
Cash paid in bank acquisition	-	(17,087)	-
Cash acquired in bank acquisition	-	2,956	-
Net cash (used in) provided by investing activities	(3,886)	6,815	7,664

Cash Flows from Financing Activities:
Net change in demand, money market,
and savings deposits	(17,884)	(9,915)	8,038
Net change in time deposits	(9,423)	(15,180)	(1,659)
Net change in repurchase agreements	14,523	(3,835)	(1,742)
Net change in FHLB borrowings	1,050	(2,151)	(4,100)
Net change in other borrowings	-	18,119	-
Cash dividends paid	(5,587)	(5,210)	(4,529)
Repurchase of stock	(1,359)	(912)	(2,404)
Proceeds from exercise of stock options	295	171	303
Net cash used in financing activities	(18,385)	(18,913)	(6,093)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,820)	(1,230)	14,786

Cash and Cash Equivalents at Beginning of Period	26,124	27,354	12,568

Cash and Cash Equivalents at End of Period	$ 18,304	$ 26,124	$ 27,354

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005

Note 1 – Summary of Significant Accounting Policies

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation which occurred in April 2006.  Refer to Note 10 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 10.

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

Debt securities that management has both the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.

Securities which may be used to meet liquidity needs arising from deposit and loan fluctuations or changes in market conditions are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized impairment losses.  In estimating other than temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  Gains or losses realized from the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method.

The Company does not permit the purchase or sale of trading account securities.

Due to the nature and restrictions placed on the Company’s investment in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank, these securities have been classified as restricted equity securities and carried at cost.

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

Index

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in expense of $21,000 for 2007 and $10,000 in income for 2006.  There was no expense or income recognized in 2005.

The period of time between issuance of a loan commitment and sale of the loan generally ranges from 30 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery contracts, by committing to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan.  As a result, the Company is not generally exposed to significant losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

Index

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In January 2005, American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, was adopted for loan acquisitions.  SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans.  Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.  SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan.  The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life.  Decreases in expected cash flows are recognized as impairments.  Refer to Note 5 for disclosures required under SOP 03-3.

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

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful lives of the improvements, which ever is less.  Software is generally amortized over three years.  Depreciation and amortization are recorded on the straight-line method.

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

Index

Trust Assets

Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Foreclosed Real Estate

Foreclosed real estate is included in other assets and represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties.

Income Taxes

The Company uses the balance sheet method to account for deferred income tax assets and liabilities.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Stock-Based Compensation

The Company maintained a stock option plan until its termination on December 31, 2006, which provided for the granting of incentive and non-statutory options to employees on a periodic basis.  The Company’s stock options had an exercise price equal to or greater than the fair value of the stock on the date of grant.  Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  SFAS 123R requires public companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award.  SFAS 123R eliminated the choice to account for employee stock options under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Prior to implementation of SFAS 123R, the Company applied APB 25 and related interpretations in accounting for stock options.  Under APB 25, no stock based compensation expense was recorded, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Refer to Note 11 for disclosures required under SFAS 123R.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company consist solely of outstanding stock options, and are determined using the treasury method.

Index

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $300,000, $267,000, and $174,000 in 2007, 2006, and 2005, respectively.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  As of December 1, 2007, the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS 158 requires that employers measure plan assets and obligations as of the balance sheet date.  This requirement is effective for fiscal years ending after December 15, 2008.  The other provisions of SFAS 158 were implemented by the Company as of December 31, 2006.  The Company does not expect the implementation of the measurement date provisions of SFAS 158 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances.  The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.”  The standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements.
Index

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51.”  The standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, early adoption is prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.  The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  In this issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement.  The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.  The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements

In February 2007, the FASB issued FASB Staff Position (“FSP”) No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.”  This FSP provides conforming amendments to the illustrations in SFAS 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS 158.  The unaffected guidance that this FSP codifies into SFAS 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.  The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the implementation of SAB 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued SAB 110 110, “Use of a Simplified Method in Developing Expected Term of Share Options.”  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The Company does not expect the implementation of SAB 110 to have a material impact on its consolidated financial statements.

Index

Note 2 – Restrictions on Cash and Amounts Due From Banks

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $7,368,000 at December 31, 2007 and $6,020,000 at December 31, 2006.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $149,000.

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2007 and 2006 were as follows:

	December 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$55,350	$1,059	$33	$56,376
Mortgage-backed	45,346	565	97	45,814
State and municipal	36,343	258	113	36,488
Corporate	1,485	-	40	1,445
Equity securities:
FHLB stock - restricted	2,125	-	-	2,125
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	42	-	1,388
Other	94	-	-	94
Total securities available for sale	143,518	1,924	283	145,159

Securities held to maturity:
Mortgage-backed	308	11	-	319
State and municipal	11,682	256	7	11,931
Total securities held to maturity	11,990	267	7	12,250
Total securities	$155,508	$2,191	$290	$157,409

	December 31, 2006
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$88,106	$40	$819	$87,327
Mortgage-backed	19,225	104	353	18,976
State and municipal	33,608	168	423	33,353
Corporate	2,490	3	56	2,437
Equity securities:
FHLB stock - restricted	2,248	-	-	2,248
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	2,643	254	-	2,897
Other	81	-	-	81
Total securities available for sale	149,830	569	1,651	148,748

Securities held to maturity:
Federal agencies	1,001	-	12	989
Mortgage-backed	385	9	-	394
State and municipal	12,487	291	30	12,748
Total securities held to maturity	13,873	300	42	14,131
Total securities	$163,703	$869	$1,693	$162,879

Index

The amortized cost and estimated fair value of investments in securities at December 31, 2007, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$5,070	$5,051	$2,955	$2,969
Due after one year
through five years	67,483	68,536	4,154	4,197
Due after five years
through ten years	13,782	13,852	4,473	4,661
Due after ten years	6,843	6,870	100	104
Equity securities	4,994	5,036	-	-
Mortgage-backed securities	45,346	45,814	308	319
	$143,518	$145,159	$11,990	$12,250

Gross realized gains and losses from the call of all securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Realized gains	$135	$62	$54
Realized losses	-	-	1

Securities with a carrying value of approximately $85,313,000 and $83,500,000, at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$7,459	$33	$-	$-	$7,459	$33
Mortgage-backed	10,194	97	3,508	35	6,686	62
State and municipal	17,858	120	2,087	12	15,771	108
Corporate	1,445	40	-	-	1,445	40
Total	$36,956	$290	$5,595	$47	$31,361	$243

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

An other than temporary impairment expense of $362,000 on Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) perpetual preferred stock was charged to earnings in 2007.  The market value of these two securities dropped significantly at the end of 2007, and any near-term recovery in value was considered uncertain as of December 31, 2007.  The Company’s recorded investment in these securities, after the impairment charge, was $1,346,000 at December 31, 2007.

Index

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$72,091	$831	$21,439	$113	$50,652	$718
Mortgage-backed	11,091	353	242	2	10,849	351
State and municipal	25,310	453	3,784	51	21,526	402
Corporate	1,429	56	-	-	1,429	56
Total	$109,921	$1,693	$25,465	$166	$84,456	$1,527

Note 4 – Loans

Loans, excluding loans held for sale were comprised of the following:

	December 31,
(in thousands)	2007	2006

Construction and land development	$69,803	$69,404
Commercial real estate	198,332	186,639
Residential real estate	133,899	131,126
Home equity	48,313	52,531
Total real estate	450,347	439,700

Commercial and industrial	91,028	91,511
Consumer	10,016	11,017
Total loans	$551,391	$542,228

Net deferred loan costs included in the above loan categories are $171,000 for 2007 and $68,000 for 2006.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
(in thousands)	2007	2006

Impaired loans with a valuation allowance	$3,092	$472
Impaired loans without a valuation allowance	473	904
Total impaired loans	$3,565	$1,376

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,499	$241

Nonaccrual loans excluded from the
impaired loan disclosure	$1,329	$2,311

	Years Ended December 31,
(in thousands)	2007	2006	2005

Average balance in impaired loans	$2,540	$2,534	$6,043

Interest income recognized on impaired loans	$262	$121	$105

Interest income recognized on nonaccrual loans	$-	$-	$73

Loans past due 90 days and still accruing interest	$-	$-	$56

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $632,000 at December 31, 2007 and $99,000 at December 31, 2006 and is included with other assets in the Consolidated Balance Sheets.

Index

Note 5 – Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans pursuant to the acquisition of Community First Financial Corporation (“Community First”) in April 2006.  In accordance with SOP 03-3, at acquisition the Company reviewed each loan to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms.  When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan.  The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference).  The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected.  The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a valuation allowance for the loan.  Valuation allowances for acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition – that is, the present value of cash flows expected at acquisition that are not expected to be collected.  Valuation allowances are established only subsequent to acquisition of the loans.  For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  The Company does not have any such loans that were accounted for as debt securities.

Loans that were acquired in the Community First acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made had an outstanding balance of $1,010,000 and a carrying amount $582,000 at December 31, 2007 and an outstanding balance of $2,411,000 and a carrying amount of $1,351,000 at December 31, 2006.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2007 and 2006.  These loans are not included in the impaired loan amounts disclosed in Note 4.

(in thousands)	Accretable Yield
Balance at December 31, 2005	$-
Additions	865
Accretion	(159)
Reclassifications from (to) nonaccretable difference	(14)
Disposals	-
Balance at December 31, 2006	692
Additions	-
Accretion	(52)
Reclassifications from (to) nonaccretable difference	1
Disposals	(530)
Balance at December 31, 2007	$111

Index

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2007, are presented below:

( in thousands)	Years Ended December 31,
	2007	2006	2005
Allowance for Loan Losses
Balance, beginning of year	$7,264	$6,109	$7,982
Allowance acquired in merger	-	1,598	-
Provision for loan losses	403	58	465
Charge-offs	(515)	(913)	(2,577)
Recoveries	243	412	239
Balance, end of year	$7,395	$7,264	$6,109

	Years Ended December 31,
	2007	2006	2005
Reserve for unfunded lending commitments
Balance, beginning of year	$123	$-	$-
Provision for unfunded commitments	28	123	-
Balance, end of year	$151	$123	$-

The reserve for unfunded loan commitments is included in other liabilities.

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2007	2006

Land	$3,977	$2,933
Buildings	11,573	11,542
Leasehold improvements	492	492
Furniture and equipment	13,210	12,226
	29,252	27,193
Accumulated depreciation	(15,904)	(14,755)
Premises and equipment, net	$13,348	$12,438

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $1,178,000, $993,000 and $866,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2007 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2008	$311
2009	268
2010	217
2011	75
2012	42
2013 and after	10
$923

Rent expense for the years ended December 31, 2007, 2006, and 2005 was $353,000, $308,000, and $187,000, respectively.

Index

Note 8– Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.  A fair value-based test was performed during the third quarter of 2007 that determined the market value of the Company’s shares exceeds the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows (in thousands):

Balance as of January 1, 2007	$22,468
Goodwill recorded during year	-
Impairment losses	-
Balance as of December 31, 2007	$22,468

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from previous branch acquisitions were fully amortized during 2006.

The gross carrying amounts and accumulated amortization of core deposit intangibles as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$7,616	$(5,164)	$7,616	$(4,787)

The following table sets forth the actual and estimated future amortization expense of core deposit intangibles:

Amortization Expense for the Year Ended December 31, 2007:	$377

Estimated Amortization Expense for the Year Ending December 31:
2008	$377
2009	377
2010	377
2011	377
2012	377
Thereafter	567

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2007 and 2006 was $101,212,000 and $85,858,000 respectively.

At December 31, 2007, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows:

(in thousands)
2008	$203,919
2009	27,267
2010	12,046
2011	16,638
2012	4,560
Thereafter	155
$264,585

Index

Note 10 – Borrowed Funds

Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB, advances from the FHLB, and trust preferred capital notes.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company.  The securities underlying these agreements remain under the Company’s control.  Overnight FHLB borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  FHLB advances, as of December 31, 2007 and 2006, contained fixed rates of interest through the maturity date.

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2007, $100,878,000 in 1-4 family residential mortgage loans was pledged under the blanket floating lien agreement.   At December 31, 2007, principal obligations to the FHLB consisted of $7,200,000 in floating-rate, overnight borrowings and $8,937,000 in fixed-rate, long term advances.  Principal obligations to the FHLB at December 31, 2006 consisted solely of fixed-rate, long term advances.  Information pertaining to the fixed-rate, long term advances as of both those dates are as follows:

(dollars in thousands)
Due by December 31	2007 Advance Amount	Weighted Average Rate	Due by December 31	2006 Advance Amount	Weighted Average Rate

2008	$3,000	5.51%	2007	$1,000	4.33%
2009	5,000	5.26	2008	8,000	5.25
2014	937	3.78	2009	5,000	5.26
	$8,937	5.19%	2014	1,087	3.78
				$15,087	4.80%

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a newly formed, wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011.  The securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Corporation did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Corporation reflected this equity investment in the “Trust Preferred Capital Notes” line item in the consolidated balance sheets.

Note 11 – Stock-Based Compensation

The Company’s 1997 Stock Option Plan (“Option Plan”) provided for the granting of incentive and non-statutory options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The Option Plan authorized the issuance of up to 300,000 shares of common stock.

There were no options granted since 2004, and, effective December 31, 2006, no further options may be granted under this plan.

Index

Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  All options were fully vested prior to January 1, 2006; therefore, adoption of SFAS 123R resulted in no compensation expense.  There was no tax benefit associated with stock option activity during 2007, 2006, or 2005.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

No options were granted in 2005.  Therefore, had the Company applied the fair value recognition provision of SFAS 123 to stock-based compensation prior to the January 1, 2006 adoption date, there would have been no effect on reported net income and earnings per share.

A summary of stock option transactions under the Option Plan follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	201,849	$21.15	4.8 years	$765
Granted	-	-
Exercised	(18,752)	15.75
Forfeited	(8,226)	14.00
Outstanding at December 31, 2007	174,871	$21.15	4.3 years	$263
Exercisable at December 31, 2007	174,871	$21.15	4.3 years	$263

The total intrinsic value of options exercised during 2007 was $306,000.

The following table summarizes information related to stock options outstanding on December 31, 2007:

Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable
$13.38 to 15.00	29,338	1.3 yrs	$13.69	29,338
15.01 to 20.00	52,506	2.4	18.48	52,506
20.01 to 25.00	54,400	6.8	24.18	54,400
25.01 to 26.20	38,627	5.8	26.18	38,627
	174,871	4.3 yrs	$21.15	174,871

Note 12 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no impact on the financial statements.

The components of the Company’s net deferred tax assets were as follows:

(in thousands)	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,476	$2,398
Accrued pension benefit	243	0
Nonaccrual loan interest	175	134
Deferred compensation	217	232
Preferred stock impairment, net of valuation allowance	294	261
Net unrealized losses on securities	-	379
Loans	607	1,017
Other	7	56
Total deferred tax assets	$4,019	$4,477

Index

	December 31,
	2007	2006
Deferred tax liabilities:
Depreciation	$806	$847
Accretion of discounts on securities	33	27
Core deposit intangibles	535	562
Deferred loan fees	60	24
Net unrealized gains on securities	574	-
Prepaid pension expense	-	11
Unrealized pension liability	812	789
Other	178	287
Total deferred tax liabilities	2,998	2,547
Net deferred tax assets	$1,021	$1,930

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2007	2006	2005
Taxes currently payable	$4,943	$4,387	$3,528
Deferred tax expense (benefit)	(67)	732	569
	$4,876	$5,119	$4,097

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	Years Ended December 31,
	2007	2006	2005
Federal statutory rate	34.4%	34.4%	34.3%
Nontaxable interest income	(3.5)	(3.7)	(5.0)
Other	(1.0)	0.2	(0.2)
Effective rate	29.9%	30.9%	29.1%

Note 13 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,139,095	$1.86	5,986,262	$1.91	5,465,090	$1.83
Effect of dilutive securities - stock options	22,730	-	33,809	(.01)	41,908	(.02)
Diluted earnings per share	6,161,825	$1.86	6,020,071	$1.90	5,506,998	$1.81

    Stock options on common stock which were not included in computing diluted EPS in 2007, 2006, and 2005, because their effects were antidilutive averaged 89,277 shares, 88,177 shares, and 97,344 shares, respectively.

Note 14 – Off-Balance Sheet Activities

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

Index

The Company's exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2007	2006

Commitments to extend credit	$144,301	$155,038
Standby letters of credit	6,222	3,125
Rate lock commitments	2,215	2,246

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

At December 31, 2007, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $3,583,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts.

Note 15 – Related Party Loans

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2007, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2007 is as follows (in thousands):

Balance at beginning of year	$18,156
Additions	19,080
Repayments	(16,954)
Balance at end of year	$20,282

Note 16 – Employee Benefit Plans

Defined Benefit Plan

The Company maintains a non-contributory defined benefit pension plan which covers substantially all employees who are 21 years of age or older and who have had at least one year of service.  Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.  The Company uses October 31 as a measurement date to determine postretirement benefit obligations.  The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position under SFAS 158 is effective for fiscal years ending after December 15, 2008.

Index

The following table sets forth the plan's status and related disclosures as required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R):

	As of and for the Years Ended December 31,
(in thousands)	2007	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$7,038	$7,225	$6,628
Service cost	656	621	438
Interest cost	418	351	367
Plan amendments	-	101	(113)
Actuarial loss	987	6	734
Benefits paid	(176)	(1,266)	(829)
Projected benefit obligation at end of year	$8,923	$7,038	$7,225

Change in plan assets:
Fair value of plan assets at beginning of year	$7,070	$6,056	$6,276
Actual return on plan assets	1,336	780	277
Employer contributions	-	1,500	332
Benefits paid	(176)	(1,266)	(829)
Fair value of plan assets at end of year	$8,230	$7,070	$6,056

Funded status at end of year	$(693)	$32	$(1,169)

Amounts recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$(693)	$32	$1,425
Amounts Recognized in Accumulated Other Comprehensive Loss
Net loss	$2,308	$2,243	N/A
Prior service cost	12	11	N/A
Deferred income tax benefit	(812)	(789)	N/A
Amount recognized	$1,508	$1,465	N/A

Funded Status
Benefit obligation	N/A	N/A	$(7,225)
Fair value of assets	N/A	N/A	6,056
Unrecognized net actuarial loss	N/A	N/A	2,708
Unrecognized net obligation at transition	N/A	N/A	-
Unrecognized prior service cost	N/A	N/A	(114)
Prepaid benefit cost included in other assets before adoption of SFAS 158	N/A	N/A	$1,425

Components of Net Periodic Benefit Cost
Service cost	$656	$621	$438
Interest cost	418	351	367
Expected return on plan assets	(564)	(521)	(502)
Amortization of prior service cost	(1)	(23)	(34)
Recognized net actuarial loss	150	211	83
Net periodic benefit cost	$659	$639	$352

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	$65	$2,243	N/A
Prior service cost	-	11	N/A
Amortization of prior service cost	1	-	N/A
Deferred tax benefit	(23)	(789)	N/A
Total recognized in other comprehensive loss	$43	$1,465	N/A

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$702	$2,104	$352

Index

	As of and for the Years Ended December 31,
	2007	2006	2005

Weighted-average assumptions at end of year
Discount rate used for net periodic pension cost	6.00%	5.75%	6.00%
Discount rate used for disclosure	6.00%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%

N/A – not applicable

The accumulated benefit obligation as of December 31, 2007, 2006, and 2005 was $6,499,448, $4,971,000, and $5,300,000 respectively.

   The plan sponsor selects the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary.  This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	October 31, 2007	October 31, 2006
Fixed Income	25.0%	31.6
Equity	63.7	66.9
Other	11.3	1.5
Total	100.0%	100.0

The investment policy and strategy for plan assets can best be described as a growth and income strategy.  Diversification is accomplished by limiting the holding of any one quity issuer to no more than 5% of total equities.  Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets.  All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues.  The assets are managed by the Company’s Trust and Investment Services Division.  No derivatives are used to manage the assets.  Equity securities do not include holdings in the Company.

Projected benefit payments for the years 2008 to 2017 are as follows (in thousands):

Year	Amount
2008	$29
2009	42
2010	89
2011	211
2012	253
2013-2017	1,980

The Company’s maximum estimated contribution for 2008 is $2 million.

Index

Defined Contribution Plan

The Company maintains a 401(k) savings plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $273,000, $245,000, and $166,000 to the 401(k) plan in 2007, 2006, and 2005, respectively. These amounts are included in pension and other employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $55,000, $60,000, and $64,000 for years 2007, 2006, and 2005, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $287,000, $867,000, and $866,000 for the years 2007, 2006, and 2005, respectively.

Note 17 – Fair Value of Financial Instruments

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

The estimated fair values of the Company’s assets are as follows:
	December 31, 2007		December 31, 2006
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$18,304	$18,304	$26,124	$26,124
Securities available for sale	145,159	145,159	148,748	148,748
Securities held to maturity	11,990	12,250	13,873	14,131
Loans held for sale	1,368	1,368	1,662	1,662
Loans, net of allowance	543,996	550,458	534,964	530,373
Accrued interest receivable	3,547	3,547	3,862	3,862

Financial liabilities:
Deposits	$581,221	$581,726	$608,528	$606,466
Repurchase agreements	47,891	47,891	33,368	33,368
Other borrowings	16,137	15,850	15,087	17,017
Trust preferred capital notes	20,619	20,155	20,619	20,619
Accrued interest payable	1,722	1,722	1,683	1,683

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents.  The carrying amount is a reasonable estimate of fair value.

Securities.  Fair values are based on quoted market prices or dealer quotes. The carrying value of restricted stock approximates fair value.

Index

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

Deposits.  The fair value of demand deposits, savings deposits, and money market deposits equals the carrying value. The fair value of fixed-rate certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposit instruments would be offered to depositors for the same remaining maturities.

Repurchase agreements.  The carrying amount is a reasonable estimate of fair value.

Other borrowings.  The fair values of long-term borrowings are estimated using discounted cash flow analyses based on the interest rates for similar types of borrowing arrangements.

Trust preferred capital notes.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.

Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.

Off balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2007 and 2006, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 18 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Company’s bank subsidiary can distribute as dividends, without the approval of the Comptroller of the Currency, $7,864,000 as of December 31, 2007.

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

Under the guidelines, total capital is defined as core (Tier I) capital and supplementary (Tier II) capital. The Company’s Tier I capital consists primarily of shareholders' equity and trust preferred capital notes, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2007 and 2006, that the Company met the requirements to be considered “well capitalized.”

Index

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital
Company	$104,179	18.28%	$45,593	>8.0%
Bank	93,961	16.49	45,581	>8.0	$56,976	>10.0%

Tier I Capital
Company	97,033	17.03	22,797	>4.0
Bank	87,806	15.41	22,791	>4.0	34,186	>6.0

Leverage Capital
Company	97,033	12.98	29,912	>4.0
Bank	87,806	11.76	29,862	>4.0	37,328	>5.0

December 31, 2006
Total Capital
Company	$99,074	17.45%	$45,410	>8.0%
Bank	93,257	16.43	45,402	>8.0	$56,752	>10.0%

Tier I Capital
Company	91,863	16.18	22,705	>4.0
Bank	86,976	15.33	22,701	>4.0	34,051	>6.0

Leverage Capital
Company	91,863	12.15	30,241	>4.0
Bank	86,976	11.53	30,181	>4.0	37,726	>5.0

Note 19 – Segment and Related Information

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

Trust and investment services include estate planning, trust account administration, investment management, and retail brokerage.  Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services. Fees are also received by this division for individual retirement accounts managed for the community banking segment.

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I.  Refer to Note 10 for additional information on the AMNB Statutory Trust I.  The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

Index

Segment information as of and for the years ended December 31, 2007, 2006, and 2005, is shown in the following table:

			2007
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$48,597	$-	$-	$-	$48,597
Interest expense	17,997	-	1,373	-	19,370
Noninterest income - external customers	4,623	4,128	71	-	8,822
Operating income before income taxes	15,615	2,234	(1,529)	-	16,320
Depreciation and amortization	1,528	25	2	-	1,555
Total assets	771,518	-	770	-	772,288
Capital expenditures	2,087	18	-	-	2,105

			2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$45,060	$-	$10	$-	$45,070
Interest expense	15,629	-	1,032	-	16,661
Noninterest income - external customers	4,623	3,793	42	-	8,458
Operating income before income taxes	15,747	1,963	(1,165)	-	16,545
Depreciation and amortization	1,383	22	2	-	1,407
Total assets	777,001	-	719	-	777,720
Capital expenditures	1,044	1	-	-	1,045

			2005
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,479	$-	$-	$-	$32,479
Interest expense	8,740	-	-	-	8,740
Noninterest income - external customers	4,483	3,397	16	-	7,896
Noninterest income - internal customers	-	36	-	(36)	-
Operating income before income taxes	12,822	1,455	(186)	-	14,091
Depreciation and amortization	1,194	22	2	-	1,219
Total assets	622,468	-	1,035	-	623,503
Capital expenditures	1,062	59	-	-	1,121

Note 20 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2007	2006

Cash	$8,619	$4,452
Investment in subsidiaries	112,903	110,724
Other assets	671	571
Total Assets	$122,193	$115,747

Trust preferred capital notes	$20,619	$20,619
Other liabilities	63	136
Shareholders’ equity	101,511	94,992
Total Liabilities and Shareholders’ Equity	$122,193	$115,747

Index

	Years Ended December 31,
Condensed Statements of Income	2007	2006	2005

Dividends from subsidiary	$12,000	$7,900	$7,000
Other income	86	52	16
Expenses	1,615	1,217	201
Income taxes (benefit)	(520)	(396)	(63
Income before equity in undistributed
earnings of subsidiary	10,991	7,131	6,878
Equity in undistributed earnings of subsidiary	453	4,295	3,116
Net Income	$11,444	$11,426	$9,994

	Years Ended December 31,
Condensed Statements of Cash Flows	2007	2006	2005
Cash provided by dividends received
from subsidiary	$12,000	$7,900	$7,000
Cash used for payment of dividends	(5,587)	(5,210)	(4,529
Cash used for repurchase of stock	(1,359)	(912)	(2,404
Proceeds from exercise of options	295	171	303
Other	(1,182)	1,535	(204
Net increase in cash	$4,167	$3,484	$166

Note 21 – Concentrations of Credit Risk

Substantially all the Company’s loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectability of the Company’s loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions of the market area.

Loans secured by real estate were $450,347,000, or 82% of the loan portfolio, at December 31, 2007, and $439,700,000, or 81% of the loan portfolio, at December 31, 2006.  Loans secured by commercial real estate represented the largest portion of loans at $198,300,000 at December 31, 2007, and $186,600,000 at December 31, 2006, 36% and 34%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2007 or 2006, loans to lessors of nonresidential buildings represented 11.0% of total loans at December 31, 2007; the lessees and lessors are engaged in a variety of industries.

Index

Note 22 – Supplemental Cash Flow Information

(Dollars in thousands)	For The Years Ended December 31,
	2007	2006	2005

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$18,155	$24,375	$18,300
Interest-bearing deposits in other banks	149	1,749	9,054
	$18,304	$26,124	$27,354

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$19,332	$14,906	$8,479
Income taxes	3,790	3,738	4,452
Noncash investing and financing activities:
Transfer of loans to other real estate owned	498	115	62
Unrealized gain (loss) on securities available for sale	2,723	8	(1,431

Transactions related to the merger acquisition:
Increase in assets and liabilities
Cash and due from banks	$-	$2,956	$-
Securities	-	8,020	-
Loans, net	-	134,217	-
Bank premises and equipment, net	-	4,930	-
Goodwill and core deposit intangibles	-	25,580	-
Accrued interest receivable and other assets	-	5,481	-
Demand deposits--noninterest bearing	-	21,376	-
Demand deposits--interest bearing	-	120,596	-
Borrowings	-	2,500	-
Accrued interest payable and other liabilities	-	2,079	-
Issuance of common stock	-	17,546	-

Index

PART IV

(a)(1)                 Financial Statements (See Item 8 for reference)
(a)(3)                 Exhibits

EXHIBIT INDEX
Exhibit #		Location

2.1	Agreement and Plan of Reorganization, as of October 18, 2005, between American National Bankshares Inc. and Community First Financial Corporation	Exhibit 2.1 on Form 8-K filed October 20, 2005

3.1	Amended and Restated Articles of Incorporation Dated August 20, 1997	Exhibit 4.1 on Form S-3 filed August 20, 1997

3.2	Amended Bylaws dated December 18, 2007	Exhibit 3.2 on Form 8-K filed December 18, 2007

10.1	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 18, 2001	Exhibit 10.5 on Form 10-K filed March 25, 2002

10.1	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 18, 2001	Exhibit 10.8 on Form 10-K filed March 25, 2002

10.3	Agreement between American National Bank and Trust Company, and Charles H. Majors dated January 1, 2002	Exhibit 10.10 on Form 10-K filed March 25, 2002

10.4	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated June 17, 2003	Exhibit 10.1 on Form 10-K filed March 16, 2005

10.5	Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Neal A. Petrovich dated June 15, 2004	Exhibit 10.2 on Form 10-K filed March 16, 2005

11.1	Refer to EPS calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and CEO	Filed herewith

31.2	Section 302 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and CEO	Filed herewith

32.2	Section 906 Certification of Neal A. Petrovich, Senior Vice President and CFO	Filed herewith

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2008	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2008.

/s/ Charles H. Majors	President and
Charles H. Majors	Chief Executive Officer

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Dr. Frank C. Crist, Jr.	Director
Dr. Frank C. Crist, Jr.

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr., Ph.D.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Fred B. Leggett, Jr.	Director
Fred B. Leggett, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux, M.D.

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ Neal A. Petrovich	Senior Vice President,
Neal A. Petrovich	Chief Financial Officer and
Principal Accounting Officer

Index