Form 10-Q
period 2008-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2008-05-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO__ .

Commission file number  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                Accelerated filer  ☒                                                      Non-accelerated filer  ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes☐No☒

At May 7, 2008, the Company had 6,097,785 shares Common Stock outstanding, $1 par value.

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2008	2007
Cash and due from banks	$20,310	$18,155
Interest-bearing deposits in other banks	4,218	149

Securities available for sale, at fair value	149,636	145,159
Securities held to maturity (fair value of $11,380
in 2008 and $12,250 in 2007)	11,039	11,990
Total securities	160,675	157,149

Loans held for sale	1,681	1,368

Loans, net of unearned income	554,667	551,391
Less allowance for loan losses	(7,425)	(7,395)
Net loans	547,242	543,996

Premises and equipment, net	13,392	13,348
Goodwill	22,468	22,468
Core deposit intangibles, net	2,358	2,452
Accrued interest receivable and other assets	12,705	13,203
Total assets	$785,049	$772,288

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$101,195	$99,231
Demand deposits -- interest bearing	103,365	104,751
Money market deposits	52,574	50,254
Savings deposits	64,198	62,400
Time deposits	260,207	264,585
Total deposits	581,539	581,221

Repurchase agreements	58,179	47,891
FHLB borrowings	16,125	16,137
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	5,714	4,909
Total liabilities	682,176	670,777

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,100,185 shares outstanding at March 31, 2008 and
6,118,717 shares outstanding at December 31, 2007	6,100	6,119
Capital in excess of par value	26,472	26,425
Retained earnings	69,866	69,409
Accumulated other comprehensive income (loss), net	435	(442)
Total shareholders' equity	102,873	101,511
Total liabilities and shareholders' equity	$785,049	$772,288

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	March 31
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$9,444	$10,079
Interest and dividends on securities:
Taxable	1,231	1,136
Tax-exempt	432	423
Dividends	77	89
Other interest income	76	171
Total interest and dividend income	11,260	11,898

Interest Expense:
Interest on deposits	3,582	3,783
Interest on repurchase agreements	451	426
Interest on other borrowings	159	206
Interest on trust preferred capital notes	343	343
Total interest expense	4,535	4,758

Net Interest Income	6,725	7,140
Provision for Loan Losses	140	303

Net Interest Income After Provision for Loan Losses	6,585	6,837

Noninterest Income:
Trust fees	880	879
Service charges on deposit accounts	565	622
Other fees and commissions	203	200
Mortgage banking income	195	190
Brokerage fees	143	89
Securities gains, net	30	25
Other	119	207
Total noninterest income	2,135	2,212

Noninterest Expense:
Salaries	2,469	2,390
Employee benefits	747	648
Occupancy and equipment	966	829
Bank franchise tax	177	168
Core deposit intangible amortization	94	94
Other	996	1,041
Total noninterest expense	5,449	5,170
Income Before Income Taxes	3,271	3,879
Income Taxes	966	1,175
Net Income	$2,305	$2,704

Net Income Per Common Share:
Basic	$0.38	$0.44
Diluted	$0.38	$0.44
Average Common Shares Outstanding:
Basic	6,107,832	6,156,812
Diluted	6,121,285	6,185,084

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2008 and 2007
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	$94,992

Net income	-	-	-	2,704	-	2,704

Change in unrealized gains on securities
available for sale, net of tax of $266	-	-	-	-	494

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(13)	-	-	-	-	(25)

Other comprehensive income					469	469

Comprehensive income						3,173

Stock repurchased and retired	(11,600)	(12)	(50)	(207)	-	(269)

Stock options exercised	6,558	7	92	-	-	99

Cash dividends declared	-	-	-	(1,355)	-	(1,355)

Balance, March 31, 2007	6,156,823	$6,157	$26,456	$65,726	$(1,699)	$96,640

Balance, December 31, 2007	6,118,717	$6,119	$26,425	$69,409	$(442)	$101,511

Net income	-	-	-	2,305	-	2,305

Change in unrealized gains on securities
available for sale, net of tax of $481	-	-	-	-	897

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(10)	-	-	-	-	(20)

Other comprehensive income					877	877

Comprehensive income						3,182

Stock repurchased and retired	(28,800)	(29)	(124)	(446)	-	(599)

Stock options exercised	10,268	10	171	-	-	181

Cash dividends declared	-	-	-	(1,402)	-	(1,402)

Balance, March 31, 2008	6,100,185	$6,100	$26,472	$69,866	$435	$102,873

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Dollars in thousands) (Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net income	$2,305	$2,704
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	140	303
Depreciation	353	282
Core deposit intangible amortization	94	94
Net (accretion) of bond premiums and discounts	(64)	(26)
Net gain on sale or call of securities	(30)	(25)
Gain on loans held for sale	(166)	(134)
Proceeds from sales of loans held for sale	8,279	6,384
Originations of loans held for sale	(8,426)	(6,605)
Net loss on foreclosed real estate	7	-
Gain on sale of premises and equipment	-	(9)
Deferred income tax expense (benefit)	13	(253)
Net change in interest receivable	223	(135)
Net change in other assets	(292)	802
Net change in interest payable	(63)	(53)
Net change in other liabilities	868	(581)
Net cash provided by operating activities	3,241	2,748

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	215
Proceeds from maturities and calls of securities available for sale	15,342	13,522
Proceeds from maturities and calls of securities held to maturity	952	398
Purchases of securities available for sale	(18,377)	(2,748)
Net change in loans	(3,386)	(1,106)
Purchases of bank property and equipment	(397)	(594)
Proceeds from sales of foreclosed real estate	75	-
Net cash (used in) provided by investing activities	(5,791)	9,687

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	4,696	18,137
Net change in time deposits	(4,378)	(20,631)
Net change in repurchase agreements	10,288	11,158
Net change in FHLB borrowings	(12)	(37)
Cash dividends paid	(1,402)	(1,355)
Repurchase of stock	(599)	(269)
Proceeds from exercise of stock options	181	99
Net cash provided by financing activities	8,774	7,102

Net Increase in Cash and Cash Equivalents	6,224	19,537

Cash and Cash Equivalents at Beginning of Period	18,304	26,124

Cash and Cash Equivalents at End of Period	$24,528	$45,661

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation.  In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Corporation did not eliminate through consolidation the Corporation’s $619,000 equity investment in the Trust.  Instead, the Corporation reflected this equity investment in the “Trust Preferred Capital Notes” line item in the consolidated balance sheets.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed above.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008; the consolidated statements of income for the three months ended March 31, 2008 and 2007; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2008 and 2007; and the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007.  Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  The statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2007.

Note 2 - New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Adoption of New Accounting Standards:

In the first quarter of 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

In the first quarter of 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  Further discussion on this standard can be found in Note 12 to the consolidated financial statements.

Refer to the Company’s December 31, 2007 Annual Report on Form 10-K for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$51,719	$1,919	$-	$53,638
Mortgage-backed	51,168	839	98	51,909
State and municipal	37,291	706	21	37,976
Corporate	1,485	-	89	1,396
Equity securities:
FHLB stock – restricted	2,115	-	-	2,115
Federal Reserve stock – restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	-	267	1,079
Other	94	-	-	94
Total securities available for sale	146,647	3,464	475	149,636

Debt securities held to maturity:
Mortgage-backed	297	12	-	309
State and municipal	10,742	329	-	11,071
Total securities held to maturity	11,039	341	-	11,380
Total securities	$157,686	$3,805	$475	$161,016

	December 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$55,350	$1,059	$33	$56,376
Mortgage-backed	45,346	565	97	45,814
State and municipal	36,343	258	113	36,488
Corporate	1,485	-	40	1,445
Equity securities:
FHLB stock – restricted	2,125	-	-	2,125
Federal Reserve stock – restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	42	-	1,388
Other	94	-	-	94
Total securities available for sale	143,518	1,924	283	145,159

Debt securities held to maturity:
Mortgage-backed	308	11	-	319
State and municipal	11,682	256	7	11,931
Total securities held to maturity	11,990	267	7	12,250
Total securities	$155,508	$2,191	$290	$157,409

The tables below show estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008 and December 31, 2007.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of March 31, 2008, the Company held 21 securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities, in accordance with its accounting policy, for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of March 31, 2008.

March 31, 2008

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$13,276	$98	$12,158	$84	$1,118	$14
State and municipal	2,342	21	2,342	21	-	-
Corporate	1,397	89	-	-	1,397	89
Preferred stock	1,079	267	1,079	267	-	-
Total	$18,094	$475	$15,579	$372	$2,515	$103

December 31, 2007

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$7,459	$33	$-	$-	$7,459	$33
Mortgage-backed	10,194	97	3,508	35	6,686	62
State and municipal	17,858	120	2,087	12	15,771	108
Corporate	1,445	40	-	-	1,445	40
Total	$36,956	$290	$5,595	$47	$31,361	$243

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	March 31, 2008	December 31, 2007

Construction and land development	$72,001	$69,803
Commercial real estate	198,698	198,332
Residential real estate	138,384	133,899
Home equity	48,958	48,313
Total real estate	458,041	450,347

Commercial and industrial	87,199	91,028
Consumer	9,427	10,016
Total loans	$554,667	$551,391

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31,	December 31,
(in thousands)	2008	2007

Impaired loans with a valuation allowance	$2,838	$3,092
Impaired loans without a valuation allowance	689	473
Total impaired loans	$3,527	$3,565

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,374	$1,499

Nonaccrual loans excluded from the impaired loan disclosure	$1,523	$1,329

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2008	2007

Average balance in impaired loans	$3,647	$1,587
Interest income recognized on impaired loans	$49	$4
Interest income recognized on nonaccrual loans	$-	$-
Interest on nonaccrual loans had they been accruing	$73	$75
Loans past due 90 days and still accruing interest	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $550,000 at March 31, 2008 and $632,000 December 31, 2007, and is included in other assets on the Consolidated Balance Sheets.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the three months ended March 31, 2008 and 2007, and for the year ended December 31, 2007, are presented below:

(in thousands)	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2008	2007	2007
Allowance for Loan Losses
Balance, beginning of period	$7,395	$7,264	$7,264
Provision for loan losses	140	403	303
Charge-offs	(170)	(515)	(49)
Recoveries	60	243	72
Balance, end of period	$7,425	$7,395	$7,590

Reserve for unfunded lending commitments
Balance, beginning of period	$151	123	$123
Provision for unfunded commitments	42	28	8
Balance, end of period	$193	$151	$131

The reserve for unfunded loan commitments in included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill for the quarter ended March 31, 2007, are as follows (in thousands):

Balance as of December 31, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of March 31, 2008	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.

Note 7 – Stock Based Compensation

A summary of stock option transactions for the three months ended March 31, 2008, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2007	174,871	$21.15
Granted	-	-
Exercised	(10,268)	17.68
Forfeited	-	-
Outstanding at March 31, 2008	164,603	$21.37	4.3	$331
Exercisable at March 31, 2008	164,603	$21.37	4.3	$331

The total intrinsic value of options exercised during the three month period ended March 31, 2008 was $44,000.

Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  All options were fully vested prior to January 1, 2006; therefore, adoption of SFAS 123R resulted in no compensation expense.  No options have been granted since the January 1, 2006 adoption date.  There was no tax benefit associated with stock option activity during 2007, 2006, or 2005.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Note 8 – Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,107,832	$.38	6,156,812	$.44
Effect of dilutive securities - stock options	13,453	-	28,272	-
Diluted	6,121,285	$.38	6,185,084	$.44

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2008 and 2007, because their effects were antidilutive, averaged 93,027 and 88,027, respectively.

Note 9 – Employee Benefit Plans

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2008	2007
Service cost	$181	$164
Interest cost	128	105
Expected return on plan assets	(164)	(141)
Amortization of prior service cost	-	(1)
Recognized net actuarial loss	28	38

Net periodic benefit cost	$173	$165

    The Company's maximum estimated contribution for 2008 is $7,100,000.
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

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I.  Refer to Note 1 for additional information on AMNB Statutory Trust I.  The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market based.

Segment information as of and for the three month periods ended March 31, 2008 and 2007, is shown in the following table.

Three Months Ended March 31, 2008
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$11,260	$-	$-	$-	$11,260
Interest expense	4,192	-	343	-	4,535
Noninterest income	1,096	1,023	16	-	2,135
Operating income before income taxes	3,111	566	(406)	-	3,271
Depreciation and amortization	440	6	1	-	447
Total assets	784,257	-	792		785,049
Capital expenditures	397	-	-	-	397

Three Months Ended March 31, 2007
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$11,898	$-	$-	$-	$11,898
Interest expense	4,415	-	343	-	4,758
Noninterest income	1,205	968	39	-	2,212
Operating income before income taxes	3,762	498	(381)	-	3,879
Depreciation and amortization	370	5	1	-	376
Total assets	786,768	-	776		787,544
Capital expenditures	592	2	-	-	594

 Note 11 – Supplemental Cash Flow Information

	Three Months Ended
(in thousands)	March 31,
	2008	2007
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$20,310	$22,844
Interest-bearing deposits in other banks	4,218	22,817

	$24,528	$45,661

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest paid on deposits and borrowed funds	$4,598	$4,468
Income taxes	72	-
Noncash investing and financing activities:
Unrealized gain on securities available for sale	1,349	722

Note 12 – Fair Value Measurements

During the first quarter of 2008, the Company adopted SFAS 157, Fair Value Measurements.  Under SFAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement.  The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels.  It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The three levels are defined as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs for the asset or liability.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds such as U.S. Treasury securities.  The fair value for Level 2 securities is estimated by using pricing models, quoted prices of similar securities with similar characteristics, discounted cash flow, or other valuation methodologies.  The pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  These assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.  Level 2 securities would include U.S. agency securities, mortgage-backed agency and non-agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  All of the Company’s securities are considered to be Level 2 securities as of March 31, 2008.

Loans Held for Sale and Mortgage Loan Derivative Contracts

Loans held for sale and mortgage loan derivative contracts are measured at fair value based upon published rates from one of the Company’s mortgage loan investors.

At March 31, 2008, the Company’s assets and liabilities at fair value are allocated between Levels 1, 2 and 3 as follows:

	Level 1	Level 2	Level 3	Total
Securities available for sale	-	$149,636	-	$149,636
Securities held to maturity	-	11,380	-	11,380
Loans held for sale	-	1,681	-	1,681
Mortgage loan derivative contracts:
Gross positive fair value	-	61	-	61
Gross negative fair value	-	(61)	-	(61)

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

A variety of factors may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2008 presentation.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses and (2) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with twenty banking offices and a loan production office.  The Bank also manages $476 million of assets in its Trust and Investment Services Division.

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

Vision
We will enhance the value of our shareholders’ investment by being our communities’ preferred provider of relationship-based financial services.

Guiding Principles
To achieve our vision and carry out our mission, we:
•	operate a sound, efficient, and highly profitable company,
•	identify and respond to our internal and external customers’ needs and expectations in an ever changing financial services environment,
•	provide quality sales and quality service to our customers,
•	produce profitable growth,
•	provide an attractive return for our shareholders,
•	furnish positive leadership for the well-being of all communities we serve,
•	continuously develop a challenging and rewarding work environment for our employees, and
•	conduct our work with integrity and professionalism.

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

In comparison to the first quarter of 2007, net interest income on a taxable equivalent basis decreased $418,000, or 5.7%.  This decrease was due primarily to reductions in interest rates.  Since September 2007, the Federal Open Market Committee of the Federal Reserve Board has reduced the intended federal funds rate six times by a total of 3.00% and, as a result, rates earned on loans fell more quickly than rates paid on deposits.  The Company’s net interest margin, on a fully taxable equivalent basis, was 3.88% during the first quarter of 2008, compared to 4.13% during the same quarter of 2007.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the first quarter 2008 and 2007.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2008	2007	2008	2007	2008	2007
Loans:
Commercial	$85,632	$88,962	$1,466	$1,693	6.85%	7.61%
Real estate	460,429	444,854	7,777	8,165	6.76	7.34
Consumer	9,524	10,346	217	242	9.11	9.36
Total loans	555,585	544,162	9,460	10,100	6.81	7.42

Securities:
Federal agencies	50,064	82,257	597	857	4.77	4.17
Mortgage-backed	47,405	20,001	603	241	5.09	4.82
State and municipal	47,847	45,963	656	634	5.48	5.52
Other	6,383	8,783	99	129	6.20	5.87
Total securities	151,699	157,004	1,955	1,861	5.15	4.74

Deposits in other banks	10,224	13,261	76	171	2.97	5.16

Total interest earning assets	717,508	714,427	11,491	12,132	6.41	6.79

Non-earning assets	62,696	64,431

Total assets	$780,204	$778,858

Deposits:
Demand	$107,994	$110,115	225	424	0.83	1.54
Money market	51,320	52,140	294	349	2.29	2.68
Savings	63,184	68,927	116	235	0.73	1.36
Time	263,700	262,624	2,947	2,775	4.47	4.23
Total deposits	486,198	493,806	3,582	3,783	2.95	3.06

Repurchase agreements	54,624	46,254	451	426	3.30	3.68
Other borrowings	33,870	36,720	502	549	5.93	5.98

Total interest bearing liabilities	574,692	576,780	4,535	4,758	3.16	3.30

Noninterest bearing
demand deposits	97,212	101,011
Other liabilities	5,958	5,735
Shareholders' equity	102,342	95,332
Total liabilities and
shareholders' equity	$780,204	$778,858

Interest rate spread					3.25%	3.49%
Net interest margin					3.88%	4.13%

Net interest income (taxable equivalent basis)			6,956	7,374
Less: Taxable equivalent adjustment			231	234
Net interest income			$6,725	$7,140

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended March 31
	2008 vs. 2007
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(227)	$(165)	$(62)
Real estate	(388)	(667)	279
Consumer	(25)	(6)	(19)
Total loans	(640)	(838)	198
Securities:
Federal agencies	(260)	111	(371)
Mortgage-backed	362	14	348
State and municipal	22	(4)	26
Other securities	(30)	7	(37)
Total securities	94	128	(34)
Deposits in other banks	(95)	(62)	(33)
Total interest income	(641)	(772)	131

Interest expense
Deposits:
Demand	(199)	(191)	(8)
Money market	(55)	(50)	(5)
Savings	(119)	(101)	(18)
Time	172	161	11
Total deposits	(201)	(181)	(20)

Repurchase agreements	25	(47)	72
Other borrowings	(47)	(5)	(42)
Total interest expense	(223)	(233)	10
Net interest income	$(418)	$(539)	$121

Noninterest Income

      Noninterest income decreased 3.5% from $2,212,000 in the first quarter of 2007 to $2,135,000 in the first quarter of 2008, due primarily to a decrease in service charge income.

Fees from the management of trusts, estates, and asset management accounts totaled $880,000 in the first quarter of 2008 as compared to $879,000 for the same period in 2007.  Volatility in the financial markets negatively impacted account asset values, which offset the income from new account activity.  A substantial portion of Trust fees are earned based on account values.

Service charges on deposit accounts were $565,000, a decline of $57,000 or 9.2% from the first quarter of 2007, primarily due to a drop in customer overdraft activity.

Brokerage fees increased 60.7% to $143,000 in the first quarter of 2008, from $89,000 in the first quarter of 2007, due to increased retail investment activity.

Mortgage banking income and other fees and commissions increased 2.6% and 1.5%, respectively over the first quarter of 2007.

Other noninterest income decreased $88,000 in the first quarter of 2008 from the comparable quarter of 2007, due primarily to a decrease in revenue from the Company’s investments in insurance companies.

Noninterest income
	Three Months Ended
	March 31,
(in thousands)	2008	2007

Trust fees	$880	$879
Service charges on deposit accounts	565	622
Other fees and commissions	203	200
Mortgage banking income	195	190
Brokerage fees	143	89
Securities gains, net	30	25
Gain from sale of bankcard processor	39	-
Bank owned life insurance	33	33
Check order charges	29	32
Investment in insurance companies	6	91
Other	12	51
	$2,135	$2,212

Noninterest Expense

Noninterest expense increased $279,000 or 5.4% from the first quarter of 2007 to 2008, due in large part to increases in employee benefits and occupancy and equipment expenses.

Salaries increased $79,000 or 3.3% in the first quarter of 2008 as compared to the same period in 2007, due primarily to general salary increases.

Employee benefits increased $99,000 or 15.3% over the same period last year primarily due to increases in employee insurance expenses.

Occupancy and equipment expense increased $137,000 in the first quarter of 2008 as compared to the same period in 2007.   This increase was due primarily to investments in new operational technology, costs associated with the Company’s new offices at Smith Mountain Lake and Bedford, Virginia, and $44,000 in one-time costs associated with the termination of a lease.

Bank franchise tax expense increased $9,000 in the first quarter of 2008 in comparison to the same quarter of 2007.

Other noninterest expense decreased $45,000 in the first quarter of 2008 compared to the same quarter of 2007.

Noninterest expense
	Three Months Ended
	March 31,
(in thousands)	2008	2007

Salaries	$2,469	$2,390
Employee benefits	747	648
Occupancy and equipment	966	829
Bank franchise tax	177	168
Core deposit intangible amortization	94	94
Professional fees	184	199
Telephone	101	92
Postage	93	71
ATM network fees	74	88
Stationery and printing supplies	68	78
Trust services contracted	50	50
Internet banking fees	49	45
Advertising and marketing	47	71
Contributions	30	36
Automobile	29	27
Courier service	25	26
Correspondent bank fees	21	42
FDIC assessment	17	18
Loan expenses	16	29
Other	192	169
	$5,449	$5,170

Income Taxes

The effective tax rate for the first quarter of 2008 was 29.5% compared to 30.3% for the same period of 2007.  The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The portfolio consists primarily of high quality, investment-grade securities.  Federal agency, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

The securities portfolio increased from $157,149,000 at December 31, 2007 to $160,675,000 at March 31, 2008.

At March 31, 2008, mortgage-backed securities consist principally of obligations of U.S. Government agencies and sponsored entities.  Mortgage-backed securities issued by non-U.S. Government agencies and sponsored entities as of March 31, 2008, had an amortized cost of $3,533,000 and an estimated fair value of $3,536,000; all are rated AAA as of March 31, 2008.

State and municipal bonds with an aggregate amortized cost of $37,291,000 and an estimated fair value of $37,976,000 at March 31, 2008, consisted of investment-grade obligations of various municipalities.

Corporate bonds with an aggregate amortized cost of $1,485,000 and an aggregate estimated fair value of $1,396,000 at March 31, 2008, consisted of two investment-grade bonds issued by financial firms.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Loans not held for sale increased from $551,391,000 at December 31, 2007 to $554,667,000 at March 31, 2008.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses increased slightly from $7,395,000 at December 31, 2007 to $7,425,000 at March 31, 2008.  The allowance was 1.34% of loans at both periods.  Annualized net charge-offs represented .08% of total loans during the first quarter of 2008, below industry averages.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented .50% of total loans at March 31, 2008, and .68% at December 31, 2007.   There were no troubled debt restructurings at March 31, 2008 or December 31, 2007.

The following table summarizes nonperforming assets (in thousands):

	March 31,	December 31,
	2008	2007
Loans 90 days or more past due	$-	$-
Nonaccrual loans	2,772	2,639
Nonperforming loans	2,772	2,639
Foreclosed real estate	550	632
Nonperforming assets	$3,322	$3,271

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Deposits increased modestly from $581,221,000 at December 31, 2007 to $581,539,000 at March 31, 2008.  Deposits plus customer repurchase agreements increased $10,606,000, or 1.69% between the two dates.  Deposit growth continues to be challenging in the banking industry due largely to intense competition for customer funds.

Shareholders’ Equity

The Company’s goal with capital management is to generate attractive returns on equity and pay high dividends while maintaining capital sufficient to be classified as “well capitalized” under regulatory capital ratios and to support growth.

Shareholders’ equity increased from $101,511,000 at December 31, 2007 to $102,873,000 at March 31, 2008.  The increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and the effect of share repurchases.  In the first quarter of 2008, the Company declared and paid a quarterly cash dividend of $.23 per share.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Average shareholders’ equity was 13.12% of average assets for the quarter ended March 31, 2008 and 12.24% for the quarter ended March 31, 2007.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2008, the Company's Tier I and total capital ratios were 17.01% and 18.26%, respectively.  At December 31, 2007, these ratios were 17.03% and 18.28%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.91% and 12.98% at March 31, 2007 and December 31, 2006, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2008, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2008	December 31, 2007

Commitments to extend credit	$148,460	$144,301
Standby letters of credit	6,251	6,222
Mortgage loan rate-lock commitments	4,115	2,215

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2008, principal obligations to the FHLB consisted of $3,225,000 in floating-rate, overnight borrowings and $12,900,000 in fixed-rate, long-term advances.  FHLB borrowings were $16,137,000 at December 31, 2007, consisting of $7,200,000 in floating-rate, overnight borrowings and $8,937,000 in fixed-rate, long-term advances.

The Company had fixed-rate term borrowing contracts with the FHLB as of March 31, 2008, with the following final maturities:

Amount	Expiration Date
$3,000,000	June 2008
5,000,000	April 2009
4,000,000	March 2011
900,000	March 2014
$2,900,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2008.

There have been no material changes to market risk as disclosed in the Company’s 2007 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended March 31, 2008
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1–31	5,000	$19.69	5,000	104,700
February 1-29	20,400	21.03	20,400	84,300
March 1-31	3,400	21.06	3,400	80,900

On August 22, 2007, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 125,000 shares of the Company’s common stock between August 22, 2007 and August 19, 2008.  The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – May 9, 2008	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date – May 9, 2008	Chief Financial Officer