Form 10-Q
period 2008-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2008-08-08
CIK 741516

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 7, 2008, the Company had 6,093,712 shares Common Stock outstanding, $1 par value.

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$20,082	$18,155
Interest-bearing deposits in other banks	8,265	149

Securities available for sale, at fair value	136,632	145,159
Securities held to maturity (fair value of $10,033
in 2008 and $12,250 in 2007)	9,828	11,990
Total securities	146,460	157,149

Loans held for sale (includes $47 at fair value in 2008)	2,200	1,368

Loans, net of unearned income	568,830	551,391
Less allowance for loan losses	(7,932)	(7,395)
Net loans	560,898	543,996

Premises and equipment, net	13,659	13,348
Goodwill	22,468	22,468
Core deposit intangibles, net	2,264	2,452
Accrued interest receivable and other assets	14,399	13,203
Total assets	$790,695	$772,288

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$98,005	$99,231
Demand deposits -- interest bearing	105,809	104,751
Money market deposits	52,772	50,254
Savings deposits	61,469	62,400
Time deposits	251,189	264,585
Total deposits	569,244	581,221

Repurchase agreements	57,973	47,891
FHLB borrowings	37,488	16,137
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,475	4,909
Total liabilities	688,799	670,777

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,097,862 shares outstanding at June 30, 2008 and
6,118,717 shares outstanding at December 31, 2007	6,098	6,119
Capital in excess of par value	26,463	26,425
Retained earnings	70,233	69,409
Accumulated other comprehensive income (loss), net	(898)	(442)
Total shareholders' equity	101,896	101,511
Total liabilities and shareholders' equity	$790,695	$772,288

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	June 30
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$ 8,987	$ 10,408
Interest and dividends on securities:
Taxable	1,234	1,028
Tax-exempt	420	420
Dividends	73	82
Other interest income	74	168
Total interest and dividend income	10,788	12,106

Interest Expense:
Interest on deposits	3,116	3,860
Interest on repurchase agreements	339	449
Interest on other borrowings	259	170
Interest on trust preferred capital notes	344	344
Total interest expense	4,058	4,823

Net Interest Income	6,730	7,283
Provision for Loan Losses	600	-

Net Interest Income After Provision for Loan Losses	6,130	7,283

Noninterest Income:
Trust fees	916	924
Service charges on deposit accounts	601	625
Other fees and commissions	226	198
Mortgage banking income	200	329
Brokerage fees	101	159
Securities gains (losses), net	(138)	64
Impairment of securities	(255)	-
Other	190	132
Total noninterest income	1,841	2,431

Noninterest Expense:
Salaries	2,481	2,514
Employee benefits	777	737
Occupancy and equipment	928	850
Bank franchise tax	173	165
Core deposit intangible amortization	95	95
Other	1,189	1,087
Total noninterest expense	5,643	5,448
Income Before Income Taxes	2,328	4,266
Income Taxes	519	1,235
Net Income	$ 1,809	$ 3,031

Net Income Per Common Share:
Basic	$ 0.30	$ 0.49
Diluted	$ 0.30	$ 0.49
Average Common Shares Outstanding:
Basic	6,098,184	6,150,216
Diluted	6,108,536	6,177,165

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Six Months Ended
	June 30
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$ 18,431	$ 20,487
Interest and dividends on securities:
Taxable	2,465	2,164
Tax-exempt	852	843
Dividends	150	171
Other interest income	150	339
Total interest and dividend income	22,048	24,004

Interest Expense:
Interest on deposits	6,698	7,643
Interest on repurchase agreements	790	875
Interest on other borrowings	418	687
Interest on trust preferred capital notes	687	376
Total interest expense	8,593	9,581

Net Interest Income	13,455	14,423
Provision for Loan Losses	740	303

Net Interest Income After Provision for Loan Losses	12,715	14,120

Noninterest Income:
Trust fees	1,796	1,803
Service charges on deposit accounts	1,166	1,247
Other fees and commissions	429	398
Mortgage banking income	395	519
Brokerage fees	244	248
Securities gains (losses), net	(108)	89
Impairment of securities	(255)	-
Other	309	339
Total noninterest income	3,976	4,643

Noninterest Expense:
Salaries	4,950	4,904
Employee benefits	1,524	1,385
Occupancy and equipment	1,894	1,679
Bank franchise tax	350	333
Core deposit intangible amortization	189	189
Other	2,185	2,128
Total noninterest expense	11,092	10,618
Income Before Income Taxes	5,599	8,145
Income Taxes	1,485	2,410
Net Income	$ 4,114	$ 5,735

Net Income Per Common Share:
Basic	$ 0.67	$ 0.93
Diluted	$ 0.67	$ 0.93
Average Common Shares Outstanding:
Basic	6,103,008	6,153,496
Diluted	6,114,911	6,181,107

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2008 and 2007
(Dollars in thousands) (Unaudited)
					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	6,161,865	$ 6,162	$ 26,414	$ 64,584	$ (2,168)	$ 94,992

Net income	-	-	-	5,735	-	5,735

Change in unrealized gains on securities
available for sale, net of tax of $(177)	-	-	-	-	(214)

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(30)	-	-	-	-	(59)

Other comprehensive income (loss)					(273)	(273)

Total comprehensive income	-	-	-	-	-	5,462

Stock repurchased and retired	(24,300)	(24)	(104)	(428)	-	(556)

Stock options exercised	8,052	8	112	-	-	120

Cash dividends declared ($ .45 per shae)	-	-	-	(2,769)	-	(2,769)

Balance, June 30, 2007	6,145,617	$ 6,146	$ 26,422	$ 67,122	$ (2,441)	$ 97,249

Balance, December 31, 2007	6,118,717	$ 6,119	$ 26,425	$ 69,409	$ (442)	$ 101,511

Net income	-	-	-	4,114	-	4,114

Change in unrealized gains on securities
available for sale, net of tax of $(332)	-	-	-	-	(618)

Add: Reclassification adjustment for losses
on impairment of securites, net of tax of $89	-	-	-	-	166

Less: Reclassification adjustment for losses
on securities available for sale, net of
tax of $38	-	-	-	-	70

Change in pension liability, net of tax of $(40)					(74)

Other comprehensive income (loss)					(456)	(456)

Total comprehensive income						3,658

Stock repurchased and retired	(31,200)	(31)	(135)	(484)	-	(650)

Stock options exercised	10,345	10	173	-	-	183

Cash dividends declared ($ .46 per share)	-	-	-	(2,806)	-	(2,806)

Balance, June 30, 2008	6,097,862	$ 6,098	$ 26,463	$ 70,233	$ (898)	$ 101,896

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Dollars in thousands) (Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net income	$ 4,114	$ 5,735
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	740	303
Depreciation	692	564
Core deposit intangible amortization	188	188
Net amortization (accretion) of bond premiums and discounts	(121)	(59)
Net loss (gain) on sale or call of securities	108	(89)
Impairment of securities	255	-
Gain on loans held for sale	(337)	(397)
Proceeds from sales of loans held for sale	16,400	17,862
Originations of loans held for sale	(16,895)	(18,109)
Net loss (gain) on foreclosed real estate	7	(6)
Change in valuation allowance for foreclosed real estate	-	(10)
Gain on sale of premises and equipment	-	(9)
Deferred income tax expense	19	92
Net change in interest receivable	66	(15)
Net change in other assets	(1,224)	1,117
Net change in interest payable	(258)	(100)
Net change in other liabilities	(1,176)	(1,128)
Net cash provided by operating activities	2,578	5,939

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	814	665
Proceeds from maturities and calls of securities available for sale	28,991	31,589
Proceeds from maturities and calls of securities held to maturity	2,164	725
Purchases of securities available for sale	(22,109)	(4,861)
Net change in loans	(17,694)	(9,590)
Purchases of bank property and equipment	(1,003)	(1,016)
Proceeds from sales of foreclosed real estate	119	30
Net cash (used in) provided by investing activities	(8,718)	17,542

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	1,419	865
Net change in time deposits	(13,396)	(13,649)
Net change in repurchase agreements	10,082	10,247
Net change in FHLB borrowings	21,351	(5,075)
Cash dividends paid	(2,806)	(2,769)
Repurchase of stock	(650)	(556)
Proceeds from exercise of stock options	183	120
Net cash provided by (used in) financing activities	16,183	(10,817)

Net Increase in Cash and Cash Equivalents	10,043	12,664

Cash and Cash Equivalents at Beginning of Period	18,304	26,124

Cash and Cash Equivalents at End of Period	$ 28,347	$ 38,788

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The unaudited consolidated financial statements include the accounts of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).  American National Bank offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services which also include non-deposit products such as mutual funds and insurance policies.

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  The unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented.  The financial position and results of operations as of and for the six months ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future.  Please refer to the Company’s 2007 Annual Report on Form 10-K for additional information related to the Company’s audited consolidated financial statements for the three years ended December 31, 2007, including the related notes to consolidated financial statements.

     The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates and assumptions. The Company regularly assesses various assets for impairment as dictated by applicable GAAP, giving appropriate consideration to general economic and specific market factors. The accounting policies that are particularly sensitive to judgments and the extent to which significant estimates are used include allowance for loan losses and the reserve for unfunded lending commitments, fair value of certain financial instruments, consolidation, goodwill impairment, and contingent liabilities.

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

Note 2 – New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

Adoption of New Accounting Standards:

In the first quarter of 2008, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”) and requires an entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred.  SFAS 159 was effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 did not have a material effect on the Company’s financial position or results of operations.

In the first quarter of 2008, the Company adopted SFAS 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements but may change current practice for some entities.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Further discussion on this standard can be found in Note 11 to the unaudited consolidated financial statements.

Refer to the Company’s December 31, 2007 Annual Report on Form 10-K for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$43,625	$1,062	$48	$44,639
Mortgage-backed	48,614	490	421	48,683
State and municipal	36,849	199	180	36,868
Corporate	1,485	-	48	1,437
Equity securities:
FHLB stock – restricted	3,076	-	-	3,076
Federal Reserve stock – restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	392	-	-	392
Other	108	-	-	108
Total securities available for sale	135,578	1,751	697	136,632

Debt securities held to maturity:
Mortgage-backed	279	10	-	289
State and municipal	9,549	203	8	9,744
Total securities held to maturity	9,828	213	8	10,033
Total securities	$145,406	$1,964	$705	$146,665

	December 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$55,350	$1,059	$33	$56,376
Mortgage-backed	45,346	565	97	45,814
State and municipal	36,343	258	113	36,488
Corporate	1,485	-	40	1,445
Equity securities:
FHLB stock – restricted	2,125	-	-	2,125
Federal Reserve stock – restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	42	-	1,388
Other	94	-	-	94
Total securities available for sale	143,518	1,924	283	145,159

Debt securities held to maturity:
Mortgage-backed	308	11	-	319
State and municipal	11,682	256	7	11,931
Total securities held to maturity	11,990	267	7	12,250
Total securities	$155,508	$2,191	$290	$157,409

The tables below show estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of June 30, 2008, the Company held five securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities, in accordance with its accounting policy, for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of June 30, 2008.

An other-than-temporary impairment expense of $255,000 on FHLMC preferred stock was charged to earnings during the quarter ended June 30, 2008.  The market value of the securities dropped significantly, and any near-term recovery in value was considered uncertain as of June 30, 2008.   The Company’s recorded investment in these securities, after the impairment charge, was $392,000 at June 30, 2008.

June 30, 2008

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agency	$5,529	$48	$5,529	$48	$-	$-
Mortgage-backed	15,212	421	14,092	415	1,120	6
State and municipal	13,056	188	13,056	188	-	-
Corporate	1,437	48	-	-	1,437	48
Total	$35,234	$705	$32,677	$651	$2,557	$54

December 31, 2007

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$7,459	$33	$-	$-	$7,459	$33
Mortgage-backed	10,194	97	3,508	35	6,686	62
State and municipal	17,858	120	2,087	12	15,771	108
Corporate	1,445	40	-	-	1,445	40
Total	$36,956	$290	$5,595	$47	$31,361	$243

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30, 2008	December 31, 2007

Construction and land development	$66,740	$69,803
Commercial real estate	201,102	198,332
Residential real estate	140,024	133,899
Home equity	52,773	48,313
Total real estate	460,639	450,347

Commercial and industrial	99,603	91,028
Consumer	8,588	10,016
Total loans	$568,830	$551,391

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30,	December 31,
(in thousands)	2008	2007

Impaired loans with a valuation allowance	$6,541	$3,092
Impaired loans without a valuation allowance	523	473
Total impaired loans	$7,064	$3,565

Allowance provided for impaired loans,
included in the allowance for loan losses	$2,354	$1,499

Nonaccrual loans excluded from the impaired loan disclosure	$1,406	$1,329

	As of and For the Three Months Ended	As of and For the Six Months Ended	As of and For the Three Months Ended	As of and For the Six Months Ended
(in thousands)	June 30, 2008	June 30, 2008	June 30, 2007	June 30, 2007

Average balance in impaired loans	$5,729	$4,687	$2,292	$1,939
Interest income recognized on impaired loans	59	108	103	107
Interest income recognized on nonaccrual loans	-	-	-	-
Interest on non-accrual loans had they been accruing	96	169	73	148
Loans past due 90 days and still accruing interest	172	172	-	-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $558,000 at June 30, 2008 and $632,000 at December 31, 2007, and is included in other assets on the Consolidated Balance Sheets.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the six months ended June 30, 2008 and 2007, and for the year ended December 31, 2007, are presented below:

(in thousands)	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2008	2007	2007
Allowance for Loan Losses
Balance, beginning of period	$7,395	$7,264	$7,264
Provision for loan losses	740	403	303
Charge-offs	(373)	(515)	(204)
Recoveries	170	243	130
Balance, end of period	$7,932	$7,395	$7,493

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$151	123	$123
Provision for unfunded commitments	218	28	5
Balance, end of period	$369	$151	$128

The reserve for unfunded lending commitments in included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2007 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the three months ended June 30, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of June 30, 2008	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months on a straight-line basis.

Goodwill and intangible assets are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2008
Amortizable core deposit intangibles	$7,616	$5,352	$2,264
Goodwill	22,468	-	$22,468

December 31, 2007
Amortizable core deposit intangibles	$7,616	$5,164	$2,452
Goodwill	22,468	-	$22,468

June 30, 2007
Amortizable core deposit intangibles	$7,616	$4,975	$2,641
Goodwill	22,468	-	$22,468

Note 7 – Stock Based Compensation

A summary of stock option transactions for the three months ended June 30, 2008, is as follows:
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2007	174,871	$21.15	4.3	$263
Granted	-	-
Exercised	(10,345)	17.65
Forfeited	(2,200)	14.54
Outstanding at June 30, 2008	162,326	21.40	4.1	157
Exercisable at June 30, 2008	162,326	21.40	4.1	157

The total estimated intrinsic value of options exercised during the six month period ended June 30, 2008 was $44,000.

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

	Three Months Ended
	June 30,
	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,098,184	$.30	6,150,216	$.49
Effect of dilutive securities - stock options	10,352	-	26,949	-
Diluted	6,108,536	$.30	6,177,165	$.49

	Six Months Ended
	June 30,
	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,103,008	$.67	6,153,496	$.93
Effect of dilutive securities - stock options	11,903	-	27,611	-
Diluted	6,114,911	$.67	6,181,107	$.93

Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2008 and 2007, because their effects were antidilutive, averaged 116,511 and 88,027 shares, respectively.

Note 9 – Employee Benefit Plans

Effective April 1, 2008 the Company adopted the measurement date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end.  The Company’s pension plan previously used an October 31 measurement date.  The plan is now measured as of December 31, consistent with the Company’s fiscal year-end.  The non-cash effect of the adoption of SFAS 158 resulted in a decrease to shareholders' equity of approximately $74,000 and an increase in other assets of $114,000.  There was no effect on the Company’s results of operations.

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$181	$164	$362	$328
Interest cost	129	105	257	210
Expected return on plan assets	(164)	(141)	(328)	(282)
Amortization of prior service cost	(1)	(1)	(1)	(1)
Recognized net actuarial loss	28	38	56	76

Net periodic benefit cost	$173	$165	$346	$331

The Company’s maximum estimated contribution for 2008 is $7,100,000.  Cash contributions to the plan for the six months ended June 30, 2008 were $2,000,000.

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

Segment information as of and for the three and six month periods ended June 30, 2008 and 2007, is shown in the following table.

	Three Months Ended June 30, 2008
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$10,788	$-	$-	$-	$10,788
Interest expense	3,714	-	344	-	4,058
Noninterest income	815	1,017	9	-	1,841
Operating income before income taxes	2,207	520	(399)	-	2,328
Depreciation and amortization	427	6	-	-	433
Total assets	789,926	-	769	-	790,695
Capital expenditures	600	6	-	-	606

	Three Months Ended June 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$12,106	$-	$-	$-	$12,106
Interest expense	4,479	-	344	-	4,823
Noninterest income	1,332	1,083	16	-	2,431
Operating income before income taxes	3,989	673	(396)	-	4,266
Depreciation and amortization	370	6	-	-	376
Total assets	770,357	-	780	-	771,137
Capital expenditures	408	14	-	-	422

	Six Months Ended June 30, 2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$22,048	$-	$-	$-	$22,048
Interest expense	7,906	-	687	-	8,593
Noninterest income	1,911	2,040	25	-	3,976
Operating income before income taxes	5,318	1,086	(805)	-	5,599
Depreciation and amortization	867	12	1	-	880
Total assets	789,926	-	769	-	790,695
Capital expenditures	997	6	-	-	1,003

	Six Months Ended June 30, 2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$24,004	$-	$-	$-	$24,004
Interest expense	8,894	-	687	-	9,581
Noninterest income	2,537	2,051	55	-	4,643
Operating income before income taxes	7,751	1,171	(777)	-	8,145
Depreciation and amortization	740	11	1	-	752
Total assets	770,357	-	780	-	771,137
Capital expenditures	1,000	16	-	-	1,016

 Note 11 – Supplemental Cash Flow Information

	Six Months Ended
(in thousands)	June 30,
	2008	2007
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$20,082	$21,735
Interest-bearing deposits in other banks	8,265	17,053

	$28,347	$38,788

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,850	$9,681
Income taxes	1,972	1,022
Noncash investing and financing activities:
Transfer of loans to other real estate owned	52	-
Unrealized gain (loss) on securities available for sale	(587)	(420)

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds such as U.S. Treasury securities.  The fair value for Level 2 securities is estimated by using pricing models, quoted prices of similar securities with similar characteristics, discounted cash flow, or other valuation methodologies.  The pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  These assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.  Level 2 securities would include U.S. agency securities, mortgage-backed agency and non-agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  All of the Company’s securities are considered to be Level 2 securities as of June 30, 2008.

Loans Held for Sale and Mortgage Loan Derivative Contracts

Loans held for sale and mortgage loan derivative contracts are measured at fair value based upon published rates from one of the Company’s mortgage loan investors.

At June 30, 2008, the Company’s assets and liabilities at fair value are allocated between Levels 1, 2 and 3 (in thousands) as follows:

	Level 1	Level 2	Level 3	Total
Securities available for sale	-	$136,632	-	$136,632
Securities held to maturity	-	9,828	-	9,828
Loans held for sale	-	2,200	-	2,200
Mortgage loan derivative contracts:	-		-
Gross positive fair value	-	15	-	15
Gross negative fair value	-	(27)	-	(27)

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

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with twenty banking offices and a loan production office.  The Bank also manages $471 million of assets in its Trust and Investment Services Division.

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

Net interest income during the second quarter was $6.73 million, approximately the same as recorded during the first quarter of 2008, and down 7.6% from the second quarter of 2007.  Net interest income was adversely impacted by a series of rate reductions enacted by the Federal Reserve from September 2007 to April 2008.  The net interest margin was 3.83% during the recently completed quarter, down from 3.88% in the previous quarter and 4.26% in the second quarter of 2007.  Net interest income was augmented in the current quarter by $84,000 related to the payoff of a loan acquired in a merger and accounted for under special accounting rules for acquired loans.  Loans increased $10.8 million, on average, over the previous quarter, while average deposits and customer repurchase accounts declined $8.3 million.  Largely as a result of these changes, the company increased its average borrowings by $18.1 million during the quarter.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the first quarter 2008 and 2007.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2008	2007	2008	2007	2008	2007
Loans:
Commercial	$90,648	$91,852	$1,342	$1,819	5.92%	7.92%
Real estate	467,424	448,024	7,468	8,364	6.39	7.47
Consumer	8,903	10,434	197	247	8.85	9.47
Total loans	566,975	550,310	9,007	10,430	6.35	7.58

Securities:
Federal agencies	45,708	68,991	551	748	4.82	4.34
Mortgage-backed & CMO's	50,357	20,501	642	247	5.10	4.82
State and municipal	47,201	45,623	652	628	5.53	5.51
Other	6,981	7,991	90	116	5.16	5.81
Total securities	150,247	143,106	1,935	1,739	5.15	4.86

Deposits in other banks	8,567	12,869	74	168	3.46	5.22

Total interest-earning assets	725,789	706,285	11,016	12,337	6.07	6.99

Non-earning assets	63,623	64,425

Total assets	$789,412	$770,710

Deposits:
Demand	$107,154	$111,064	160	416	0.60	1.50
Money market	51,124	52,279	239	356	1.87	2.72
Savings	62,648	67,716	84	230	0.54	1.36
Time	255,281	256,263	2,633	2,858	4.13	4.46
Total deposits	476,207	487,322	3,116	3,860	2.62	3.17

Repurchase agreements	53,535	46,032	339	449	2.53	3.90
Other borrowings	52,012	33,884	603	514	4.64	6.07
Total interest-bearing
liabilities	581,754	567,238	4,058	4,823	2.79	3.40

Noninterest bearing
demand deposits	99,960	101,024
Other liabilities	5,187	5,265
Shareholders' equity	102,511	97,183
Total liabilities and
shareholders' equity	$789,412	$770,710

Interest rate spread					3.28%	3.59%
Net interest margin					3.83%	4.26%

Net interest income (taxable equivalent basis)			6,958	7,514
Less: Taxable equivalent adjustment			228	231
Net interest income			$6,730	$7,283

Net Interest Income Analysis
For the Six Months Ended June 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2008	2007	2008	2007	2008	2007
Loans:
Commercial	$88,140	$90,415	$2,796	$3,512	6.34%	7.77%
Real estate	463,927	446,448	15,257	16,529	6.58	7.40
Consumer	9,213	10,390	414	489	8.99	9.41
Total loans	561,280	547,253	18,467	20,530	6.58	7.50

Securities:
Federal agencies	47,886	75,587	1,148	1,605	4.79	4.25
Mortgage-backed & CMO's	48,881	20,253	1,245	488	5.09	4.82
State and municipal	47,524	45,792	1,308	1,262	5.50	5.51
Other	6,682	8,372	189	245	5.66	5.85
Total securities	150,973	150,004	3,890	3,600	5.15	4.80

Deposits in other banks	9,488	13,064	150	339	3.16	5.19

Total interest-earning assets	721,741	710,321	22,507	24,469	6.24	6.89

Non-earning assets	63,031	64,346

Total assets	$784,772	$774,667

Deposits:
Demand	$107,574	$110,592	385	840	0.72	1.52
Money market	51,222	52,210	533	705	2.08	2.70
Savings	62,916	68,318	200	465	0.64	1.36
Time	259,491	259,426	5,580	5,633	4.30	4.34
Total deposits	481,203	490,546	6,698	7,643	2.78	3.12

Repurchase agreements	54,079	46,142	790	875	2.92	3.79
Other borrowings	42,941	35,294	1,105	1,063	5.15	6.02
Total interest-bearing
liabilities	578,223	571,982	8,593	9,581	2.97	3.35

Noninterest bearing
demand deposits	98,586	101,177
Other liabilities	5,553	5,074
Shareholders' equity	102,410	96,434
Total liabilities and
shareholders' equity	$784,772	$774,667

Interest rate spread					3.27%	3.54%
Net interest margin					3.86%	4.19%

Net interest income (taxable equivalent basis)			13,914	14,888
Less: Taxable equivalent adjustment			459	465
Net interest income			$13,455	$14,423

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30
	2008 vs. 2007
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(477)	$(453)	$(24)
Real Estate	(896)	(1,246)	350
Consumer	(50)	(15)	(35)
Total loans	(1,423)	(1,714)	291
Securities:
Federal agencies	(197)	77	(274)
Mortgage-backed	395	15	380
State and municipal	24	2	22
Other securities	(26)	(12)	(14)
Total securities	196	82	114
Deposits in other banks	(94)	(47)	(47)
Total interest income	(1,321)	(1,679)	358

Interest expense
Deposits:
Demand	(256)	(242)	(14)
Money market	(117)	(109)	(8)
Savings	(146)	(130)	(16)
Time	(225)	(214)	(11)
Total deposits	(744)	(695)	(49)

Repurchase agreements	(110)	(175)	65
Other borrowings	89	(141)	230
Total interest expense	(765)	(1,011)	246
Net interest income	$(556)	$(668)	$112

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30
	2008 vs. 2007
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(716)	$(630)	$(86)
Real Estate	(1,272)	(1,900)	628
Consumer	(75)	(21)	(54)
Total loans	(2,063)	(2,551)	488
Securities:
Federal agencies	(457)	187	(644)
Mortgage-backed	757	29	728
State and municipal	46	(2)	48
Other securities	(56)	(8)	(48)
Total securities	290	206	84
Deposits in other banks	(189)	(111)	(78)
Total interest income	(1,962)	(2,456)	494

Interest expense
Deposits:
Demand	(455)	(433)	(22)
Money market	(172)	(159)	(13)
Savings	(265)	(231)	(34)
Time	(53)	(54)	1
Total deposits	(945)	(877)	(68)

Repurchase agreements	(85)	(221)	136
Other borrowings	42	(168)	210
Total interest expense	(988)	(1,266)	278
Net interest income	$(974)	$(1,190)	$216

Noninterest Income

      Noninterest income totaled $1.84 million in the second quarter of 2008, a decline of $590,000 over the second quarter of 2007.  Noninterest income was significantly impacted by expenses associated with the Company’s preferred stock investments.  During the quarter, the Company recorded a $139,000 loss on sale of its remaining preferred stock investment in FNMA, and recorded an impairment loss of $255,000 on its investment in FHLMC preferred stock.  The impairment expense is classified as a reduction of other noninterest income.  Excluding these items, noninterest income declined $196,000 over the second quarter of 2007, due in large part to a reduction in mortgage banking and retail brokerage revenue.

Fees from the management of trusts, estates, and asset management accounts totaled $916,000 in the second quarter of 2008 as compared to $924,000 for the same period in 2007.  Volatility in the financial markets negatively impacted account asset values, which offset the income from new account activity.  A substantial portion of Trust fees are earned based on account values.

Service charges on deposit accounts were $601,000, a decline of $24,000 or 3.8% from the second quarter of 2007, primarily due to a drop in customer overdraft activity.

Mortgage banking income decreased 129,000 or 39.2% over the second quarter of 2007 due to a decline in consumer home purchase and refinance activity.

Brokerage fees decreased 36.5% to $101,000 in the second quarter of 2008, from $159,000 in the second quarter of 2007, due to decreased retail customer investment activity, which was unusually high in the second quarter 2007.

Other noninterest income increased $58,000 in the second quarter of 2008 from the comparable quarter of 2007, due primarily to an increase in the estimated value of loans held for sale.

For the first six months of 2008, noninterest income was $3.98 million, down 14.4% over the same period of 2007.  Excluding the effect of the aforementioned special charges related to the Company’s preferred stock investments in FNMA and FHLMC, noninterest income declined 5.9%.  This decline was largely related to a reduction in customer overdraft activity, which reduced deposit service charges, and a reduction in mortgage loan activity, which reduced mortgage banking income.

Noninterest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Trust fees	$916	$924	$1,796	$1,803
Service charges on deposit accounts	601	625	1,166	1,247
Other fees and commissions	226	198	429	398
Mortgage banking income	200	329	395	519
Brokerage fees	101	159	244	248
Securities gains (losses), net	(138)	64	(108)	89
Impairment of securities	(255)	-	(255)	-
Investment in insurance companies	65	40	71	131
Bank owned life insurance	34	33	67	66
Check order charges	33	33	62	65
Increase in estimated fair value of loans
held for sale	47	-	47	-
Gain from sale of bankcard processor	-	-	39	-
Other	11	26	23	77
	$1,841	$2,431	$3,976	$4,643

Noninterest Expense

Noninterest expense totaled $5.64 million in the second quarter of 2008, up 3.6% over the same quarter of 2007.  Excluding $176,000 of expense to increase the reserve for unfunded lending commitments, noninterest expense was approximately the same as the year-earlier quarter.

Salaries expense decreased $33,000 or 1.3% in the second quarter of 2008 as compared to the same period in 2007, due primarily to reductions in profit sharing and incentive compensation accruals.  Employee benefits expense increased $40,000 or 5.4% over the same period last year primarily due to increases in employee insurance expenses.

Occupancy and equipment expense increased $78,000 in the second quarter of 2008 as compared to the same period in 2007.  This increase was due primarily to investments in new operational technology and costs associated with the Company’s new offices at Bedford and Smith Mountain Lake, Virginia.

Other noninterest expense increased $102,000 in the second quarter of 2008 compared to the same quarter of 2007.

For the first six months of 2008, noninterest expense was $11.09 million, up 4.5% over the same period of 2007.  The largest portion of the increase was due to a $213,000 increase in the provision for unfunded lending commitments.  The increase in salary expense is 0.9%.  Increases in compensation have been largely offset by reductions in profit sharing and incentive compensation expense.  Occupancy and equipment expense increased $215,000.  This increase was due primarily to investments in new operational technology, costs associated with the Company’s new offices at Smith Mountain Lake and Bedford, Virginia, and costs associated with the termination of a lease.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007

Salaries	$2,481	$2,514	$4,950	$4,904
Employee benefits	777	737	1,524	1,385
Occupancy and equipment	928	850	1,894	1,679
Bank franchise tax	173	165	350	333
Core deposit intangible amortization	95	95	189	189
Professional fees	195	212	379	411
Provision for unfunded lending commitments	176	(3)	218	5
Telephone	109	90	210	182
ATM network fees	75	84	149	172
Stationery and printing supplies	76	100	144	178
Postage	34	64	127	135
Trust services contracted	73	53	123	103
Advertising and marketing	59	83	106	154
Internet banking fees	46	49	95	94
Automobile	42	36	71	63
Contributions	30	36	60	72
Dues and subscriptions	28	25	57	56
Courier service	28	26	53	52
Loan expenses	33	34	49	63
Correspondent bank fees	23	45	44	87
FDIC assessment	24	18	41	36
Other	138	135	259	265
	$5,643	$5,448	$11,092	$10,618

Income Taxes

During the second quarter of 2008, the Company eliminated its deferred tax valuation allowance related to its investments in FNMA and FHLMC preferred stock, which resulted in a $125,000 reduction in income tax expense.  As a result, the Company’s 2008 effective tax rates are lower than the 2007 rates.  The effective tax rate for the second quarter of 2008 was 22.3% compared to 29.0% for the same period of 2007.  For the first six months of 2008, the effective tax rate was 26.5%, compared to 29.6% for the first six months of 2007.  The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

The securities portfolio decreased from $157,149,000 at December 31, 2007 to $146,460,000 at June 30, 2008.  The decrease was a result of other balance sheet changes during this period, including growth in loans and a decrease in deposits.

At June 30, 2008, mortgage-backed securities consist principally of obligations of U.S. Government agencies and sponsored entities.  Mortgage-backed securities issued by non-U.S. Government agencies and sponsored entities had an amortized cost of $3,392,000 and an estimated fair value of $3,309,000; all are rated AAA as of June 30, 2008.

State and municipal bonds with an aggregate amortized cost of $46,398,000 and an estimated fair value of $46,612,000 at June 30, 2008, consisted of investment-grade obligations of various municipalities.

Corporate bonds with an aggregate amortized cost of $1,485,000 and an aggregate estimated fair value of $1,437,000 at June 30, 2008, consisted of two investment-grade bonds issued by financial firms.

An other-than-temporary impairment expense of $255,000 on FHLMC preferred stock was charged to earnings during the quarter ended June 30, 2008.  The market value of the securities dropped significantly, and any near-term recovery in value was considered uncertain as of June 30, 2008.   The Company’s recorded investment in these securities, after the impairment charge, was $392,000 at June 30, 2008.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Loans not held for sale increased from $551,391,000 at December 31, 2007 to $568,830,000 at June 30, 2008.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses increased from $7,395,000 at December 31, 2007 to $7,932,000 at June 30, 2008.  The allowance was 1.39% at June 30, 2008 as compared to 1.34% at December 31, 2007

Annualized net loan charge-offs represented 0.07% of average loans during the second quarter, well below industry averages.  However, nonperforming assets increased $3.68 million from year-end 2007 to June 30, 2008, primarily as a result of one residential construction and development loan relationship which became nonperforming due to the borrower’s depleted liquidity and a decline in the market value of the real estate.  The collateral consists of undeveloped and partially-developed land in the Triad area of North Carolina.  The borrower recently submitted a proposed workout plan, which is being evaluated by American National and other creditors.  American National has extended loans to the borrower totaling $3.84 million, plus letters of credit in the amount of $352,000 related to the development project.  Largely as a result of this loan relationship, and to reflect greater overall loan loss potential due to current economic conditions, loan loss provision expense increased to $600,000 during the second quarter of 2008, and $740,000 for the first six months of the year.  Loan loss provision expense was $0 and $303,000, respectively, in the second quarter and first six months of 2007.  Additionally, the Company recorded an expense of $175,000 during the quarter related to the estimated loss exposure on the aforementioned letters of credit.  This expense is recorded with other noninterest expense.  Loans 30-89 days past due remain well below industry averages, at 0.25% of loans as of June 30, 2008.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 1.12% of total loans at June 30, 2008, and 0.48% at December 31, 2007.   There were no troubled debt restructurings at June 30, 2008 or December 31, 2007.

The following table summarizes nonperforming assets (in thousands):

	June 30,	December 31,
	2008	2007
Loans 90 days or more past due	$172	$-
Nonaccrual loans	6,216	2,639
Nonperforming loans	6,388	2,639
Foreclosed real estate	558	632
Nonperforming assets	$6,946	$3,271

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Deposits decreased from $581,221,000 at December 31, 2007 to $569,244,000 at June 30, 2008, due primarily to a decrease in time deposits.  Deposits plus customer repurchase agreements decreased $1,895,000, or 0.30% between the two dates.  Deposit growth continues to be challenging in the banking industry due largely to intense competition for customer funds.

Shareholders’ Equity

The Company’s goal with capital management is to generate attractive returns on equity and pay high dividends while maintaining capital sufficient to be classified as “well capitalized” under regulatory capital ratios and to support growth.

Shareholders’ equity increased from $101,511,000 at December 31, 2007 to $101,896,000 at June 30, 2008.  The increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and the effect of share repurchases.  In the second quarter of 2008, the Company declared and paid a quarterly cash dividend of $.23 per share.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Average shareholders’ equity was 12.99% of average assets for the quarter ended June 30, 2008 and 12.61% for the quarter ended June 30, 2007.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2008, the Company's Tier I and total capital ratios were 16.86% and 18.11%, respectively.  At December 31, 2007, these ratios were 17.03% and 18.28%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.83% and 12.98% at June 30, 2008 and December 31, 2007, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.  Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders.  Management believes, as of June 30, 2008, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows:

(in thousands)	June 30, 2008	December 31, 2007

Commitments to extend credit	$142,959	$144,301
Standby letters of credit	6,409	6,222
Mortgage loan rate-lock commitments	1,045	2,215

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Based on the collateral pledged as of June 30, 2008, the total amount of borrowing available under the FHLB line of credit was approximately $77,170,000.  At June 30, 2008, principal obligations to the FHLB consisted of $23,625,000 in floating-rate, overnight borrowings and $13,863,000 in fixed-rate, long-term advances.  FHLB borrowings were $16,137,000 at December 31, 2007, consisting of $7,200,000 in floating-rate, overnight borrowings and $8,937,000 in fixed-rate, long-term advances.

The Company had fixed-rate term borrowing contracts with the FHLB as of June 30, 2008, with the following final maturities (in thousands):

Amount	Expiration Date
$5,000	April 2009
4,000	March 2011
4,000	April 2011
863	March 2014
$13,863

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2008.

There have been no material changes to market risk as disclosed in the Company’s 2007 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended June 30, 2008
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 - 30	2,400	$21.43	2,400	78,500
May 1 - 31	-	-	-	78,500
June 1 - 30	-	-	-	78,500

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
None

4.	Submission of Matters to a Vote of Security Holders
At the Company’s Annual Shareholders Meeting held on April 22, 2008, the following proposals were voted on:

Proposal 1
To elect three directors (Davis, Hudson, and Majors) to serve as Class III directors for a three-year term until 2011 and one director (Kent) to serve as a Class I director for a one-year term until 2009.

	Votes For	Votes Withheld

H. Dan Davis	4,259,491	190,470
Lester A. Hudson, Jr., Ph.D.	4,166,853	283,108
E. Budge Kent, Jr.	4,262,982	186,979
Charles H. Majors	4,263,802	186,159

The following directors’ terms of office continued after the 2007 annual meeting:
Fred A. Blair
Frank C. Crist, Jr., D.D.S
Ben J. Davenport, Jr.
Michael P. Haley
Fred B. Leggett, Jr.
Franklin W. Maddux, M.D.
Claude B. Owen, Jr.

Proposal 2
Approval of the 2008 Stock Incentive Plan
Votes For:                                2,667,706                                           Votes Against:                                248,772

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – August 8, 2008	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date – August 8, 2008	Chief Financial Officer
(Principal Accounting Officer)