Form 10-Q
period 2008-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2008-11-06
CIK 741516

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 6, 2008, the Company had 6,086,304 shares Common Stock outstanding, $1 par value.

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$25,136	$18,155
Interest-bearing deposits in other banks	8,050	149

Securities available for sale, at fair value	134,114	145,159
Securities held to maturity (fair value of $7,346
in 2008 and $12,250 in 2007)	7,133	11,990
Total securities	141,247	157,149

Loans held for sale	2,269	1,368

Loans, net of unearned income	576,598	551,391
Less allowance for loan losses	(8,083)	(7,395)
Net loans	568,515	543,996

Premises and equipment, net	16,825	13,348
Goodwill	22,468	22,468
Core deposit intangibles, net	2,169	2,452
Accrued interest receivable and other assets	13,966	13,203
Total assets	$800,645	$772,288

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$102,065	$99,231
Demand deposits -- interest bearing	107,228	104,751
Money market deposits	56,574	50,254
Savings deposits	59,563	62,400
Time deposits	263,627	264,585
Total deposits	589,057	581,221

Short-term borrowings:
Customer repurchase agreements	44,951	47,891
Other short-term borrowings	25,920	7,200
Long-term borrowings	13,825	8,937
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,559	4,909
Total liabilities	697,931	670,777

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,090,804 shares outstanding at September 30, 2008 and
6,118,717 shares outstanding at December 31, 2007	6,091	6,119
Capital in excess of par value	26,439	26,425
Retained earnings	70,962	69,409
Accumulated other comprehensive income (loss), net	(778)	(442)
Total shareholders' equity	102,714	101,511
Total liabilities and shareholders' equity	$800,645	$772,288

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$8,916	$10,506
Interest and dividends on securities:
Taxable	1,179	1,060
Tax-exempt	388	416
Dividends	41	75
Other interest income	75	236
Total interest and dividend income	10,599	12,293

Interest Expense:
Interest on deposits	2,845	4,004
Interest on short-term borrowings	429	478
Interest on long-termn borrowings	126	122
Interest on trust preferred capital notes	343	343
Total interest expense	3,743	4,947

Net Interest Income	6,856	7,346
Provision for Loan Losses	280	-

Net Interest Income After Provision for Loan Losses	6,576	7,346

Noninterest Income:
Trust fees	901	861
Service charges on deposit accounts	603	631
Other fees and commissions	193	193
Mortgage banking income	238	240
Brokerage fees	126	191
Securities gains (losses), net	(87)	45
Other	88	115
Total noninterest income	2,062	2,276

Noninterest Expense:
Salaries	2,466	2,380
Employee benefits	688	779
Occupancy and equipment	898	881
Bank franchise tax	172	165
Core deposit intangible amortization	94	94
Other	1,167	1,080
Total noninterest expense	5,485	5,379
Income Before Income Taxes	3,153	4,243
Income Taxes	929	1,309
Net Income	$2,224	$2,934

Net Income Per Common Share:
Basic	$0.36	$0.48
Diluted	$0.36	$0.48
Average Common Shares Outstanding:
Basic	6,093,851	6,132,288
Diluted	6,100,089	6,151,750

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$27,347	$30,993
Interest and dividends on securities:
Taxable	3,644	3,224
Tax-exempt	1,240	1,259
Dividends	191	246
Other interest income	225	575
Total interest and dividend income	32,647	36,297

Interest Expense:
Interest on deposits	9,543	11,647
Interest on short-term borrowings	1,340	1,368
Interest on long-term borrowings	423	483
Interest on trust preferred capital notes	1,030	1,030
Total interest expense	12,336	14,528

Net Interest Income	20,311	21,769
Provision for Loan Losses	1,020	303

Net Interest Income After Provision for Loan Losses	19,291	21,466

Noninterest Income:
Trust fees	2,697	2,664
Service charges on deposit accounts	1,769	1,878
Other fees and commissions	622	591
Mortgage banking income	633	759
Brokerage fees	370	439
Securities gains (losses), net	(450)	134
Other	397	454
Total noninterest income	6,038	6,919

Noninterest Expense:
Salaries	7,416	7,284
Employee benefits	2,212	2,164
Occupancy and equipment	2,792	2,560
Bank franchise tax	522	498
Core deposit intangible amortization	283	283
Other	3,352	3,208
Total noninterest expense	16,577	15,997
Income Before Income Taxes	8,752	12,388
Income Taxes	2,414	3,719
Net Income	$6,338	$8,669

Net Income Per Common Share:
Basic	$1.04	$1.41
Diluted	$1.04	$1.40
Average Common Shares Outstanding:
Basic	6,099,933	6,146,349
Diluted	6,109,947	6,171,243

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	$94,992

Net income	-	-	-	8,669	-	8,669

Change in unrealized gains on securities
available for sale, net of tax of $494	-	-	-	-	916

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(47)	-	-	-	-	(87)

Other comprehensive income (loss)					829	829

Total comprehensive income	-	-	-	-	-	9,498

Stock repurchased and retired	(53,200)	(53)	(228)	(887)	-	(1,168)

Stock options exercised	16,660	12	178	-	-	190

Cash dividends declared ($ .68 per share)	-	-	-	(4,178)	-	(4,178)

Balance, September 30, 2007	6,125,325	$6,121	$26,364	$68,188	$(1,339)	$99,334

Balance, December 31, 2007	6,118,717	$6,119	$26,425	$69,409	$(442)	$101,511

Net income	-	-	-	6,338	-	6,338

Change in unrealized gains on securities
available for sale, net of tax of $(297)	-	-	-	-	(555)

Less: Reclassification adjustment for losses
on securities available for sale, net of
tax of $157	-	-	-	-	293

Change in pension liability, net of tax of $(40)					(74)

Other comprehensive income (loss)					(336)	(336)

Total comprehensive income						6,002

Stock repurchased and retired	(39,050)	(39)	(169)	(579)	-	(787)

Stock options exercised	11,137	11	183	-	-	194

Cash dividends declared ($ .69 per share)	-	-	-	(4,206)	-	(4,206)

Balance, September 30, 2008	6,090,804	$6,091	$26,439	$70,962	$(778)	$102,714

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands) (Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net income	$6,338	$8,669
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,020	303
Depreciation	1,014	855
Core deposit intangible amortization	283	283
Net amortization (accretion) of bond premiums and discounts	(196)	(118)
Net loss (gain) on sale or call of securities	450	(134)
Gain on loans held for sale	(535)	(583)
Proceeds from sales of loans held for sale	29,302	28,202
Originations of loans held for sale	(29,668)	(26,332)
Net loss (gain) on foreclosed real estate	7	(6)
Gain on sale of premises and equipment	-	(9)
Deferred income tax expense	274	52
Net change in interest receivable	70	(257)
Net change in other assets	(966)	924
Net change in interest payable	(372)	(51)
Net change in other liabilities	(978)	(1,268)
Net cash provided by operating activities	6,043	10,530

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,098	1,061
Proceeds from maturities and calls of securities available for sale	35,534	39,934
Proceeds from maturities and calls of securities held to maturity	4,881	1,864
Purchases of securities available for sale	(26,267)	(26,989)
Net change in loans	(25,892)	(12,505)
Proceeds from sale of bank property and equipment	-	25
Purchases of bank property and equipment	(4,491)	(1,630)
Proceeds from sales of foreclosed real estate	297	30
Increase in foreclosed real estate	(26)	(59)
Net cash (used in) provided by investing activities	(14,866)	1,731

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	8,794	(8,666)
Net change in time deposits	(958)	(13,708)
Net change in short-term borrowings	15,780	15,297
Net change in long-term borrowings	4,888	(6,112)
Cash dividends paid	(4,206)	(4,178)
Repurchase of stock	(787)	(1,168)
Proceeds from exercise of stock options	194	190
Net cash provided by (used in) financing activities	23,705	(18,345)

Net Increase (Decrease) in Cash and Cash Equivalents	14,882	(6,084)

Cash and Cash Equivalents at Beginning of Period	18,304	26,124

Cash and Cash Equivalents at End of Period	$33,186	$20,040

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements.  The unaudited consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented.  The financial position and results of operations as of and for the nine months ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected in the future.  Please refer to the Company’s 2007 Annual Report on Form 10-K for additional information related to the Company’s audited consolidated financial statements for the three years ended December 31, 2007, including the related notes to consolidated financial statements.

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

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141(R), “Business Combinations.”  The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Acquisition related costs including finder's fees, advisory, legal, accounting valuation, and other professional and consulting fees are required to be expensed as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.  The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411.  The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157.  FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP.  Examples of items to which the deferral would and would not apply are listed in the FSP.  The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

     In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

     Refer to the Company’s December 31, 2007 Annual Report on Form 10-K for previously announced accounting pronouncements.

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agency and GSE	$43,433	$1,077	$31	$44,479
Mortgage-backed	46,738	321	322	46,737
State and municipal	36,505	367	124	36,748
Corporate	1,485	-	49	1,436
Equity securities:
FHLB stock – restricted	3,177	-	-	3,177
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	132,875	1,765	526	134,114

Debt securities held to maturity:
Mortgage-backed	266	7	-	273
State and municipal	6,867	206	-	7,073
Total securities held to maturity	7,133	213	-	7,346
Total securities	$140,008	$1,978	$526	$141,460

	December 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agency and GSE	$55,350	$1,059	$33	$56,376
Mortgage-backed	45,346	565	97	45,814
State and municipal	36,343	258	113	36,488
Corporate	1,485	-	40	1,445
Equity securities:
FHLB stock – restricted	2,125	-	-	2,125
Federal Reserve stock – restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	42	-	1,388
Other	94	-	-	94
Total securities available for sale	143,518	1,924	283	145,159

Debt securities held to maturity:
Mortgage-backed	308	11	-	319
State and municipal	11,682	256	7	11,931
Total securities held to maturity	11,990	267	7	12,250
Total securities	$155,508	$2,191	$290	$157,409

Mortgage-backed securities consist primarily of securities issued by government agencies and government sponsored enterprises ("GSE").  At September 30, 2008, mortgage-backed securities issued by private companies had an amortized cost of $3,275,000 and an estimated fair value of $3,109,000.  At December 31, 2007, mortgage-backed securities issued by private companies had an amortized cost of $3,661,000 and an estimated fair value of $3,699,000.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of September 30, 2008, the Company held five securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities, in accordance with its accounting policy, for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of September 30, 2008.

An other-than-temporary impairment expense of $255,000 on Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock was charged to earnings during the second quarter of 2008.  The market value of the securities dropped significantly, and any near-term recovery in value was considered uncertain at that time.  During the third quarter, the Company sold its remaining investment in this stock, and recorded a $108,000 loss on the sale.  The Company owns no FNMA or FHLMC stock as of September 30, 2008.

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

                                                             September 30, 2008

	Total		Less than 12 Months		12 Months or More
( (in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agency and GSE	$1,506	$31	$1,506	$31	$-	$-
Mortgage-backed	19,511	322	18,430	306	1,081	16
State and municipal	7,991	124	7,991	124	-	-
Corporate	1,436	49	-	-	1,436	49
Total	$30,444	$526	$27,927	$461	$2,517	$65

                                                                      December 31, 2007

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agency and GSE	$7,459	$33	$-	$-	$7,459	$33
Mortgage-backed	10,194	97	3,508	35	6,686	62
State and municipal	17,858	120	2,087	12	15,771	108
Corporate	1,445	40	-	-	1,445	40
Total	$36,956	$290	$5,595	$47	$31,361	$243

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2008	December 31, 2007

Construction and land development	$65,826	$69,803
Commercial real estate	208,046	198,332
Residential real estate	139,683	133,899
Home equity	55,665	48,313
Total real estate	469,220	450,347

Commercial and industrial	99,139	91,028
Consumer	8,239	10,016
Total loans	$576,598	$551,391

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30,	December 31,
(in thousands)	2008	2007

Impaired loans with a valuation allowance	$6,243	$3,092
Impaired loans without a valuation allowance	471	473
Total impaired loans	$6,714	$3,565

Allowance provided for impaired loans,
included in the allowance for loan losses	$2,300	$1,499

Nonaccrual loans excluded from the impaired loan disclosure	$1,488	$1,329

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended
(in thousands)	September 30, 2008	September 30, 2008	September 30, 2007	September 30, 2007

Average balance in impaired loans	$6,794	5,390	$3,821	$2,566
Interest income recognized on impaired loans	20	128	64	171
Interest income recognized on nonaccrual loans	-	-	-	-
Interest on non-accrual loans had they been accruing	113	282	28	176
Loans past due 90 days and still accruing interest at period-end	-	-	157	157

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $707,000 at September 30, 2008 and $632,000 at December 31, 2007, and is included in other assets on the Consolidated Balance Sheets.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2008 and 2007, and for the year ended December 31, 2007, are presented below:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2008	2007	2007
Allowance for Loan Losses
Balance, beginning of period	$7,395	$7,264	$7,264
Provision for loan losses	1,020	403	303
Charge-offs	(552)	(515)	(431)
Recoveries	220	243	198
Balance, end of period	$8,083	$7,395	$7,334

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$151	123	$128
Provision for unfunded commitments	319	28	(20)
Balance, end of period	$470	$151	$108

The reserve for unfunded lending commitments in included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2008 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of September 30, 2008	$22,468

  Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months on a straight-line basis.

Goodwill and intangible assets are as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2008
Amortizable core deposit intangibles	$3,112	$943	$2,169
Goodwill	22,468	-	22,468

December 31, 2007
Amortizable core deposit intangibles	$3,112	$660	$2,452
Goodwill	22,468	-	22,468

September 30, 2007
Amortizable core deposit intangibles	$3,112	$566	$2,546
Goodwill	22,468	-	22,468

Note 7 – Stock Based Compensation

A summary of stock option transactions for the nine months ended September 30, 2008, is as follows:
	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value ($000)
Outstanding at December 31, 2007	174,871	$21.15	4.3	$263
Granted	-	-
Exercised	(11,137)	17.37
Forfeited	(2,200)	18.32
Outstanding at September 30, 2008	161,534	21.44	3.9	143
Exercisable at September 30, 2008	161,534	21.44	3.9	143

The total estimated intrinsic value of options exercised during the nine month period ended September 30, 2008 was $47,000.

Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  All options were fully vested prior to January 1, 2006; therefore, adoption of SFAS 123R resulted in no compensation expense.  No options have been granted since the January 1, 2006 adoption date.  There was no tax benefit associated with stock option activity during 2008 or 2007.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Note 8 – Earnings Per Share

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,093,851	$0.36	6,132,288	$0.48
Effect of dilutive securities - stock options	6,238	-	19,462	-
Diluted	6,100,089	$0.36	6,151,750	$0.48

	Nine Months Ended
	September 30,
	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,099,933	$1.04	6,146,349	$1.41
Effect of dilutive securities - stock options	10,014	-	24,894	(0.01)
Diluted	6,109,947	$1.04	6,171,243	$1.40

     Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2008 and 2007, because their effects were antidilutive, averaged 108,683 and 88,027 shares, respectively.

Note 9 – Employee Benefit Plans

     Effective April 1, 2008, the Company adopted the measurement date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Under SFAS 158, the measurement date is required to be the Company’s fiscal year-end.  The Company’s pension plan previously used an October 31 measurement date.  The plan is now measured as of December 31, consistent with the Company’s fiscal year-end.  The non-cash effect of the adoption of SFAS 158 resulted in a decrease to shareholders’ equity of approximately $74,000 and an increase in other assets of $114,000.  There was no effect on the Company’s results of operations.

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$181	$164	$543	$492
Interest cost	129	104	386	314
Expected return on plan assets	(164)	(141)	(492)	(424)
Amortization of prior service cost	(1)	-	(2)	(1)
Recognized net actuarial loss	28	37	84	113

Net periodic benefit cost	$173	$164	$519	$494

The Company’s cash contributions to the plan for the nine months ended September 30, 2008 were $2,000,000.

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

Trust and investment services include estate planning, trust account administration, investment management, retail brokerage, and insurance sales.  Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts.

Secondary market mortgage lending includes financing fixed rate single family residential mortgage loans and selling to the secondary market.  Loans are pre-sold with servicing released.  The Company does not retain any interest after the loans are sold.

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

Segment information as of and for the three and nine month periods ended September 30, 2008 and 2007, is shown in the following table.

	Three Months Ended September 30, 2008
		Trust and	Secondary
(in thousands)	Community	Investment	Mortgage		Intersegment
	Banking	Services	Lending	Other	Eliminations	Total
Interest income	$10,580	$-	$19	$36	$(36)	$10,599
Interest expense	3,391	-	9	343	-	3,743
Noninterest income	781	1,027	238	16	-	2,062
Income (loss) before income taxes	3,116	429	(52)	(340)	-	3,153
Depreciation and amortization	410	5	1	1	-	417
Total assets	797,617	-	2,269	759	-	800,645
Capital expenditures	3,486	2	-	-	-	3,488

	Three Months Ended September 30, 2007
		Trust and	Secondary
	Community	Investment	Mortgage		Intersegment
	Banking	Services	Lending	Other	Eliminations	Total
Interest income	$12,270	$-	$23	$-	$-	$12,293
Interest expense	4,585	-	19	343	-	4,947
Noninterest income	968	1,052	240	16	-	2,276
Income (loss) before income taxes	4,135	500	(18)	(374)	-	4,243
Depreciation and amortization	377	6	2	1	-	386
Total assets	766,411	-	375	768	-	767,554
Capital expenditures	614	-	-	-	-	614

	Nine Months Ended September 30, 2008
		Trust and	Secondary
	Community	Investment	Mortgage		Intersegment
	Banking	Services	Lending	Other	Eliminations	Total
Interest income	$32,594	$-	$53	$36	$(36)	$32,647
Interest expense	11,278	-	28	1,030	-	12,336
Noninterest income	2,297	3,067	633	41	-	6,038
Income (loss) before income taxes	8,410	1,515	(28)	(1,145)	-	8,752
Depreciation and amortization	1,274	17	4	2	-	1,297
Total assets	797,617	-	2,269	759	-	800,645
Capital expenditures	4,478	8	5	-	-	4,491

	Nine Months Ended September 30, 2007
		Trust and	Secondary
	Community	Investment	Mortgage		Intersegment
	Banking	Services	Lending	Other	Eliminations	Total
Interest income	$36,228	$-	$69	$-	$-	$36,297
Interest expense	13,431	-	67	1,030	-	14,528
Noninterest income	2,986	3,103	759	71	-	6,919
Income (loss) before income taxes	11,832	1,671	36	(1,151)	-	12,388
Depreciation and amortization	1,114	17	5	2	-	1,138
Total assets	766,411	-	375	768	-	767,554
Capital expenditures	1,602	16	12	-	-	1,630

Note 11 – Supplemental Cash Flow Information

	Nine Months Ended
(in thousands)	September 30,
	2008	2007
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$ 25,136	$ 20,016
Interest-bearing deposits in other banks	8,050	24

	$ 33,186	$ 20,040

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$ 12,780	$ 14,578
Income taxes	2,269	2,379
Noncash investing and financing activities:
Transfer of loans to other real estate owned	353	498
Unrealized gain (loss) on securities available for sale	(402)	1,276

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

     Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

     Securities

    Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds such as U.S. Treasury securities.  The fair value for Level 2 securities is estimated by using pricing models, quoted prices of similar securities with similar characteristics, discounted cash flow, or other valuation methodologies.  The pricing models are primarily industry-standard models that consider various assumptions, including time value, yield curve, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  These assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.  Level 2 securities would include U.S. goverment agencies and goverment sponsored enterprises, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  All of the Company’s securities are considered to be Level 2 securities as of September 30, 2008.

     Loans Held for Sale and Mortgage Loan Derivative Contracts

     Loans held for sale and mortgage loan derivative contracts are measured at fair value based upon published rates from one of the Company’s mortgage loan investors.

     At September 30, 2008, the Company’s assets and liabilities at fair value are allocated between Levels 1, 2 and 3 (in thousands) as follows:

	Level 1	Level 2	Level 3	Total
Securities available for sale	-	$134,114	-	$134,114
Securities held to maturity	-	7,346	-	7,346
Loans held for sale	-	2,269	-	2,269
Other real estate owned	-	707	-	707
Mortgage loan derivative contracts:
Gross positive fair value	-	8	-	8
Gross negative fair value	-	(20)	-	(20)

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2008 indicated that goodwill is not impaired and is properly recorded in the financial statements.

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

EXECUTIVE OVERVIEW

     American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with twenty banking offices and a loan production office.  The Bank also manages $459 million of assets in its Trust and Investment Services Division.

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

     National economic conditions, including those in the housing and financial markets, deteriorated during the third quarter.  As a result, the U.S. Government has taken numerous measures to provide liquidity and stability to the financial markets.

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

Net interest income during the third quarter was $6,856,000, up 1.87% over the second quarter of 2008, and down 6.7% from the third quarter of 2007.  Net interest income was adversely impacted by a series of rate reductions enacted by the Federal Reserve from September 2007 to April 2008.  The net interest margin was 3.90% during the recently completed quarter, up from 3.83% in the previous quarter and down from 4.27% in the third quarter of 2007.  On average, loans increased $7,427,000 over the previous quarter, securities decreased $8,550,000, and deposits and customer repurchase accounts declined $1,401,000.  After the end of the quarter, the Federal Reserve further lowered the federal funds rate by one-half of one percent.  This rate reduction, coupled with the overall low level of interest rates, will place pressure on the Company’s net interest margin in the fourth quarter.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three and nine month periods ending September 30, 2008 and 2007.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2008	2007	2008	2007	2008	2007
Loans:
Commercial	$94,575	$89,531	$1,423	$1,774	6.02%	7.93%
Real estate	471,162	449,172	7,323	8,496	6.22	7.57
Consumer	8,445	10,702	192	253	9.09	9.46
Total loans	574,182	549,405	8,938	10,523	6.23	7.66

Securities:
Federal agency and GSE	43,543	64,738	534	732	4.91	4.52
Mortgage-backed	48,000	24,489	607	304	5.06	4.97
State and municipal	44,104	45,414	602	624	5.46	5.50
Other	6,050	6,655	54	97	3.57	5.83
Total securities	141,697	141,296	1,797	1,757	5.07	4.97

Deposits in other banks	8,489	18,093	75	236	3.53	5.22

Total interest-earning assets	724,368	708,794	10,810	12,516	5.97	7.06

Non-earning assets	62,436	63,266

Total assets	$786,804	$772,060

Deposits:
Demand	$110,230	$107,259	215	405	0.78	1.51
Money market	54,642	54,203	246	379	1.80	2.80
Savings	60,499	65,162	76	220	0.50	1.35
Time	254,762	260,803	2,308	3,000	3.62	4.60
Total deposits	480,133	487,427	2,845	4,004	2.37	3.29

Customer repurchase agreements	51,038	48,427	313	478	2.45	3.95
Borrowings	52,063	29,932	585	465	4.49	6.21
Total interest-bearing
liabilities	583,234	565,786	3,743	4,947	2.57	3.50

Noninterest bearing
demand deposits	97,130	103,477
Other liabilities	4,388	4,870
Shareholders' equity	102,052	97,927
Total liabilities and
shareholders' equity	$786,804	$772,060

Interest rate spread					3.40%	3.56%
Net interest margin					3.90%	4.27%

Net interest income (taxable equivalent basis)			7,067	7,569
Less: Taxable equivalent adjustment			211	223
Net interest income			$6,856	$7,346

Net Interest Income Analysis
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2008	2007	2008	2007	2008	2007
Loans:
Commercial	$90,301	$90,117	$4,219	$5,286	6.23%	7.82%
Real estate	466,346	447,366	22,580	25,025	6.46	7.46
Consumer	8,956	10,495	606	742	9.02	9.43
Total loans	565,603	547,978	27,405	31,053	6.46	7.56

Securities:
Federal agency and GSE	46,428	71,931	1,682	2,337	4.83	4.33
Mortgage-backed	48,588	21,680	1,852	792	5.08	4.87
State and municipal	46,376	45,664	1,910	1,886	5.49	5.51
Other	6,471	7,794	243	342	5.01	5.85
Total securities	147,863	147,069	5,687	5,357	5.13	4.86

Deposits in other banks	9,153	14,760	225	575	3.28	5.19

Total interest-earning assets	722,619	709,807	33,317	36,985	6.15	6.95

Non-earning assets	62,753	63,977

Total assets	$785,372	$773,784

Deposits:
Demand	$108,463	$109,469	600	1,245	0.74	1.52
Money market	52,365	52,881	779	1,084	1.98	2.73
Savings	62,107	67,255	276	685	0.59	1.36
Time	257,871	259,891	7,888	8,633	4.08	4.43
Total deposits	480,806	489,496	9,543	11,647	2.65	3.17

Customer repurchase agreements	53,069	46,912	1,103	1,353	2.77	3.85
Borrowings	46,003	33,487	1,690	1,528	4.90	6.08
Total interest-bearing
liabilities	579,878	569,895	12,336	14,528	2.84	3.40

Noninterest bearing
demand deposits	98,116	101,949
Other liabilities	5,088	4,979
Shareholders' equity	102,290	96,961
Total liabilities and
shareholders' equity	$785,372	$773,784

Interest rate spread					3.31%	3.55%
Net interest margin					3.87%	4.22%

Net interest income (taxable equivalent basis)			20,981	22,457
Less: Taxable equivalent adjustment			670	688
Net interest income			$20,311	$21,769

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three months ended September 30
	2008 vs. 2007
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(351)	$(446)	$95
Real estate	(1,173)	(1,573)	400
Consumer	(61)	(9)	(52)
Total loans	(1,585)	(2,028)	443
Securities:
Federal agency and GSE	(198)	58	(256)
Mortgage-backed	303	6	297
State and municipal	(22)	(4)	(18)
Other securities	(43)	(35)	(8)
Total securities	40	25	15
Deposits in other banks	(161)	(61)	(100)
Total interest income	(1,706)	(2,064)	358

Interest expense
Deposits:
Demand	(190)	(201)	11
Money market	(133)	(136)	3
Savings	(144)	(129)	(15)
Time	(692)	(624)	(68)
Total deposits	(1,159)	(1,090)	(69)

Customer repurchase agreements	(165)	(190)	25
Borrowings	120	(155)	275
Total interest expense	(1,204)	(1,435)	231
Net interest income	$(502)	$(629)	$127

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine months ended September 30
	2008 vs. 2007
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(1,067)	$(1,078)	$11
Real estate	(2,445)	(3,472)	1,027
Consumer	(136)	(31)	(105)
Total loans	(3,648)	(4,581)	933
Securities:
Federal agency and GSE	(655)	246	(901)
Mortgage-backed	1,060	36	1,024
State and municipal	24	(5)	29
Other securities	(99)	(45)	(54)
Total securities	330	232	98
Deposits in other banks	(350)	(172)	(178)
Total interest income	(3,668)	(4,521)	853

Interest expense
Deposits:
Demand	(645)	(634)	(11)
Money market	(305)	(295)	(10)
Savings	(409)	(360)	(49)
Time	(745)	(678)	(67)
Total deposits	(2,104)	(1,967)	(137)

Customer repurchase agreements	(250)	(412)	162
Borrowings	162	(336)	498
Total interest expense	(2,192)	(2,715)	523
Net interest income	$(1,476)	$(1,806)	$330

Noninterest Income

      Noninterest income totaled $2,062,000 in the third quarter of 2008, a decline of $214,000 over the third quarter of 2007.  During the quarter, the Company recorded a $108,000 loss on sale of its remaining preferred stock investment in FHLMC.  The Company no longer owns any FNMA or FHLMC stock.  Excluding this item, noninterest income declined $106,000 over the third quarter of 2007, due in large part to a reduction in retail brokerage revenue, a decline in service charge income, and a decrease in the fair value of loans held for sale.

Fees from the management of trusts, estates, and asset management accounts totaled $901,000 in the third quarter of 2008 as compared to $861,000 for the same period in 2007.  Income from new account activity and fee increases offset the negative impact of financial market valuations.  A substantial portion of Trust fees are earned based on account values.

Service charges on deposit accounts were $603,000 for the three months ended September 30, 2008, a decline of $28,000 or 4.4% from the third quarter of 2007, primarily due to a decline in customer overdraft activity.

Other fees and commissions as well as mortgage banking income in the third quarter were virtually unchanged from the same quarter in 2007.

Brokerage fees decreased 34.0% to $126,000 in the third quarter of 2008, from $191,000 in the third quarter of 2007, due to decreased retail customer investment activity.

Other noninterest income decreased $27,000 in the third quarter of 2008 from the comparable quarter of 2007, due primarily to a decrease in the fair value of loans held for sale.

For the first nine months of 2008, noninterest income was $6,038,000, down 12.7% over the same period of 2007.  Excluding the effect of $501,000 in losses related to the Company’s investments in FNMA and FHLMC preferred stock, noninterest income declined 5.5%.  This decline was largely related to a reduction in customer overdraft activity, which reduced deposit service charges, a reduction in mortgage loan activity, which reduced mortgage banking income, and reduced brokerage fees.

	Noninterest Income

	Three Months Ended		Nine Months Ended
	Septemer 30,		September 30,
(in thousands)	2008	2007	2008	2007

Trust fees	$901	$861	$2,697	$2,664
Service charges on deposit accounts	603	631	1,769	1,878
Other fees and commissions	193	193	622	591
Mortgage banking income	238	240	633	759
Brokerage fees	126	191	370	439
Securities gains (losses), net	(87)	45	(450)	134
Investment in insurance companies	43	33	114	164
Bank owned life insurance	35	34	102	100
Check order charges	33	32	95	97
Gain from sale of bankcard processor	-	-	39	-
Decrease in estimated fair value of loans held for sale	(49)	-	(2)	-
Other	26	16	49	93
	$2,062	$2,276	$6,038	$6,919

Noninterest Expense

Noninterest expense totaled $5,485,000 in the third quarter of 2008, up 2.0% over the same quarter of 2007.  Excluding $102,000 of expense to increase the reserve for unfunded lending commitments, noninterest expense was approximately the same as the year-earlier quarter.

Salaries expense increased $86,000 or 3.6% in the third quarter of 2008 as compared to the same period in 2007.  Employee benefits expense decreased $91,000 or 11.7% over the same period last year primarily due to decreases in employee insurance expenses.

Occupancy and equipment expense increased $17,000 in the third quarter of 2008 as compared to the same period in 2007.  This increase was due primarily to costs associated with the Company’s new office at Bedford, Virginia.

Other noninterest expense increased $87,000 in the third quarter of 2008 compared to the same quarter of 2007.

For the first nine months of 2008, noninterest expense was $16,577,000, up 3.6% over the same period of 2007.  The largest portion of the increase was due to a $335,000 increase in the provision for unfunded lending commitments related primarily to one loan relationship described in the Allowance for Loan Losses, Asset Quality, and Credit Risk Management section.  The increase in salary expense between the two periods was 1.8%.  Increases in compensation were largely offset by reductions in profit sharing and incentive compensation expense.  Occupancy and equipment expense increased $232,000.  This increase was due primarily to investments in new operational technology, costs associated with the Company’s new office in Bedford, Virginia, and costs associated with the termination of a lease.  During 2007 and through the first nine months of 2008, the Company, like many other financial institutions, incurred no FDIC insurance premium expense, due to a credit that was used to offset the expense.  During the fourth quarter, American National expects to exhaust the credit and begin incurring FDIC insurance premium expense. The amount of the expense is determined based on the level of deposits and other factors.  Based upon deposit levels as of September 30, 2008 and current premium rates, the Company estimates that quarterly FDIC insurance premium expense would be approximately $75,000.  Additionally, on October 7, 2008, the FDIC proposed to raise insurance premiums in 2009.  The FDIC is seeking public comment on the proposal.

	Noninterest Expense

	Three Months Ended		Nine Months Ended
	Septemer 30,		September 30,
(in thousands)	2008	2007	2008	2007

Salaries	$2,466	$2,380	$7,416	$7,284
Employee benefits	688	779	2,212	2,164
Occupancy and equipment	898	881	2,792	2,560
Bank franchise tax	172	165	522	498
Core deposit intangible amortization	94	94	283	283
Telephone	113	105	323	287
Provision for unfunded lending commitments	102	(20)	320	(15)
Stationery and printing supplies	71	87	215	265
ATM network fees	53	78	202	250
Trust services contracted	77	57	200	160
Postage	63	48	190	183
Director fees	56	48	162	153
Advertising and marketing	54	89	160	243
Internet banking fees	46	51	141	145
Regulatory assessments	45	46	134	140
Legal	42	17	120	98
Automobile	49	36	120	99
Auditing	34	33	107	128
Loan expenses	56	26	105	89
Contributions	30	36	90	108
FDIC assessments	47	17	88	53
Dues and subscriptions	28	26	85	82
Courier service	28	27	81	79
Correspondent bank fees	21	45	65	132
Consultant fees	20	10	53	46
Other	132	218	391	483
	$5,485	$5,379	$16,577	$15,997

Income Taxes

The effective tax rate for the third quarter of 2008 was 29.5% compared to 30.9% for the same period of 2007.  For the first nine months of 2008, the effective tax rate was 27.6%, compared to 30.0% for the first nine months of 2007.  During the second quarter of 2008, the Company eliminated its deferred tax valuation allowance related to its investments in FNMA and FHLMC preferred stock, which resulted in a $125,000 reduction in income tax expense.  As a result, the Company’s 2008 effective tax rates are lower than the 2007 rates.  The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The portfolio consists primarily of high quality, investment-grade securities.  Federal agency, government sponsored enterprise, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

The securities portfolio decreased from $157,149,000 at December 31, 2007 to $141,247,000 at September 30, 2008.  The decrease was a result of other balance sheet changes during this period, including growth in loans and increases in cash and interest-bearing deposits in banks

At September 30, 2008, mortgage-backed securities consisted principally of obligations of U.S. Government agencies and sponsored entities.  Mortgage-backed securities issued by non-U.S. Government agencies and sponsored entities had an amortized cost of $3,275,000 and an estimated fair value of $3,109,000; all are rated AAA as of September 30, 2008.

State and municipal bonds with an aggregate amortized cost of $43,372,000 and an estimated fair value of $43,821,000 at September 30, 2008, consisted primarily of investment-grade obligations of various municipalities.

Corporate bonds with an aggregate amortized cost of $1,485,000 and an aggregate estimated fair value of $1,436,000 at September 30, 2008, consisted of two investment-grade bonds issued by financial firms.  Both mature in March 2009.

During the quarter, the Company sold its remaining investment in FHLMC preferred stock.  As of September 30, 2008, the Company owns no FNMA or FHLMC preferred stock.

Loans

     The loan portfolio consists primarily of commercial and residential loans secured by real estate, and commercial loans to small and medium-sized businesses.  Loans, net of unearned income increased from $551,391,000 at December 31, 2007 to $576,598,000 at September 30, 2008.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses increased from $7,395,000 at December 31, 2007 to $8,083,000 at September 30, 2008.  The allowance was 1.40% at September 30, 2008 as compared to 1.34% at December 31, 2007

Annualized net loan charge-offs represented 0.09% of average loans during the third quarter.  Nonperforming assets increased $4.11 million from year-end 2007 to September 30, 2008, primarily as a result of one residential construction and development loan relationship which became nonperforming due to the borrower’s depleted liquidity and a decline in the market value of the real estate.  The collateral consists of undeveloped and partially-developed land in the Triad area of North Carolina.  The borrower recently submitted a proposed workout plan, which is being evaluated by American National and other creditors.  American National has extended loans to the borrower totaling $3,836,000, plus letters of credit in the amount of $265,000 related to the development project.  Loan loss provision expense increased to $280,000 during the third quarter of 2008, and $1,020,000 for the first nine months of the year.  Loan loss provision expense was $0 and $303,000, respectively, in the third quarter and first nine months of 2007.  Additionally, the Company recorded an expense of $101,000 during the quarter and $277,000 for the first nine months of 2008, related to the estimated loss exposure on the aforementioned letters of credit.  This expense is recorded with other noninterest expense.  Loans 30-89 days past due remain well below industry averages, at 0.25% of loans as of September 30, 2008.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 1.16% of total loans at September 30, 2008, and 0.48% at December 31, 2007.   There were no troubled debt restructurings at September 30, 2008 or December 31, 2007.

The following table summarizes nonperforming assets (in thousands):

	September 30,	December 31,
	2008	2007
Loans 90 days or more past due	$-	$-
Nonaccrual loans	6,674	2,639
Nonperforming loans	6,674	2,639
Foreclosed real estate	707	632
Nonperforming assets	$7,381	$3,271

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Deposits increased from $581,221,000 at December 31, 2007 to $589,057,000 at September 30, 2008, due primarily to increases in demand and money market deposits.  Deposit growth continues to be challenging in the banking industry due largely to intense competition for customer funds.

Short-Term Borrowings

Short term borrowings consisted of customer repurchase agreements and overnight borrowings from the FHLB.  The following is a summary of short-term borrowings (in thousands):

	September 30, 2008	December 31, 2007
Customer repurchase agreements	$44,951	$47,891
FHLB advances	25,920	7,200
	$70,871	$55,091

Long-Term Borrowings

The following is a summary of long-term borrowing contracts with the FHLB (in thousands):

	September 30, 2008	December 31, 2007
5.51% fixed rate due 2008	$-	$3,000
5.26% fixed rate due 2009	5,000	5,000
2.92% fixed rate due 2011	4,000	-
2.93% fixed rate due 2011	4,000	-
3.78% reducing credit due 2014	825	937
	$13,825	$8,937

Shareholders’ Equity

The Company’s goal with capital management is to generate attractive returns on equity and pay high dividends while maintaining capital sufficient to be classified as “well capitalized” under regulatory capital ratios and to support growth.

Shareholders’ equity increased from $101,511,000 at December 31, 2007 to $102,714,000 at September 30, 2008.  The increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and the effect of share repurchases.  In the third quarter of 2008, the Company declared and paid a quarterly cash dividend of $.23 per share.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Average shareholders’ equity was 12.97% of average assets for the quarter ended September 30, 2008 and 12.68% for the quarter ended September 30, 2007.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2008, the Company's Tier I and total capital ratios were 16.67% and 17.92%, respectively.  At December 31, 2007, these ratios were 17.03% and 18.28%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.98% at September 30, 2008 and December 31, 2007.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.  Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders.  Management believes, as of September 30, 2008, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows:

(in thousands)	September 30, 2008	December 31, 2007

Commitments to extend credit	$148,398	$144,301
Standby letters of credit	6,710	6,222
Mortgage loan rate-lock commitments	1,242	2,215

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

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the FHLB, federal funds lines of credit from two correspondent banks, access to the Federal Reserve’s Discount Window, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Based on the collateral pledged as of September 30, 2008, the total amount of borrowing available under the FHLB line of credit was approximately $105,650,000.  At September 30, 2008, principal obligations to the FHLB consisted of $25,920,000 in floating-rate, overnight borrowings and $13,825,000 in fixed-rate, long-term advances.  FHLB borrowings were $16,137,000 at December 31, 2007, consisting of $7,200,000 in floating-rate, overnight borrowings and $8,937,000 in fixed-rate, long-term advances.

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2008.

There have been no material changes to market risk as disclosed in the Company’s 2007 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

1A.  Risk Facotrs
         There have been no material changes to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on  March 14, 2008.

2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended September 30, 2008
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 - 31	3,000	$17.90	3,000	75,500
August 1 - 19	1,700	16.69	1,700	73,800
August 20 - 31	-		-	100,000
September 1 - 30	3,150	17.36	3,150	96,850

On August 19, 2008, the Company’s board of directors approved the extension of its stock repurchase plan, begun in 2000, to include the repurchase of up to 100,000 shares of the Company’s common stock between August 20, 2008 and August 18, 2009.  The stock may be purchased in the open market or in privately negotiated transactions as management determines to be in the best interest of the Company.

  3. Defaluts Upon Senior Securities
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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 6, 2008	President and Chief Executive Officer

/s/ Neal A. Petrovich
Neal A. Petrovich
Senior Vice President and
Date – November 6, 2008	Chief Financial Officer
(Principal Accounting Officer)