Form 10-K
period 2008-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2009-03-16
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)
Virginia	54-1284688
(State of incorporation)	(I.R.S. Employer Identification No.)
628 Main Street, Danville, VA	24541
(Address of principal executive offices)	(Zip Code)
434-792-5111
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1 par value	The Nasdaq Stock Market LLC
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008, based on the closing price, was $95,898,967.

The number of shares of the registrant’s common stock outstanding on March 13, 2009 was 6,079,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2009, are incorporated by reference in Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors,” “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.  The information required by Item 401 of regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Related Party Transactions” and “Election of Direectors - Board Independence" in the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART I

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially from those stated or implied by such forward-looking statements.

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

      The operations of the Company are conducted at twenty banking offices and one loan production office serving Southern and Central Virginia and the northern portion of Central North Carolina.  American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-four ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

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

 The Southern Virginia market, in which the Company has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Companies within these industries, especially furniture manufacturing, have also closed plants for reasons similar to those noted above.  Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.  Also, the current economic and credit crisis, which is resulting in rising unemployment and increasing bankruptcies, foreclosures and bank failures nationally, may further intensify the economic pressure in our markets.

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

FDIC Insurance

American National Bank and Trust Company’s deposits are currently insured up to the following amounts per insured depositor by the Deposit Insurance Fund of the FDIC:

•	$250,000 for accounts other than retirement accounts and noninterest-bearing transaction accounts;
•	$250,000 for retirement accounts; and
•
Unlimited coverage for noninterest-bearing transaction accounts, which applies to deposits in institutions such as American National Bank and Trust Company that are participating in the FDIC’s Temporary Liquidity Guarantee Program.  For FDIC coverage purposes, interest-bearing checking accounts with an interest rate of 0.50% or less are included in the definition of noninterest-bearing transaction accounts.

Effective January 1, 2010, the standard FDIC coverage limit per depositor will return to the prior amount of $100,000 for all deposit categories except for retirement accounts, which will continue to be insured up to $250,000 per insured depositor.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLG Program”) to strengthen confidence and encourage liquidity in the banking system.  The TLG Program consists of two components: a temporary guarantee of newly-issued senior unsecured debt the (“Debt Guarantee Program”) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions the (“Transaction Account Guarantee Program”).  The Company is participating in the Transaction Account Guarantee Program but is not participating in the Debt Guarantee Program where it has the option of issuing certain non-guaranteed senior unsecured debt.

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

   Under the risk-based deposit premium assessment system of the FDIC, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories (referred to as Risk Categories I, II, III and IV) determined by reference to its capital levels and supervisory ratings.  The assessment rates in 2008 ranged, on an annual basis, from 5 to 43 basis points, depending on the insured institution’s risk category as described above.  Commencing in 2009, assessment rates increased by 7 basis points in each risk category for the first quarter of 2009.  Further, for institutions such as American National Bank and Trust Company that have elected to provide unlimited FDIC coverage for noninterest-bearing transaction accounts, an additional assessment at the annual rate of 10 basis points is due in 2009 for the amount of balances in non-interest bearing transaction accounts that exceed the existing coverage limit of $250,000 for deposit accounts other than retirement accounts and noninterest-bearing transaction accounts.

Under a revised assessment schedule effective April 1, 2009, The FDIC has set new initial base assessment rates that range, on an annual basis, from 12 to 45 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above.  These initial base assessment rates are subject to possible adjustments, including (1) for all risk categories, a potential increase for unsecured liabilities and potential decrease for long-term unsecured debt and (2) for all risk categories, other than Risk Category I, a potential increase for brokered deposits.

In February 2009, The FDIC proposed that an emergency special assessment up to 20 basis points per $100 of deposits be collected from all insured institutions in September 2009 and further proposed that additional special assessments of up to 10 basis points each be collected as considered necessary thereafter to maintain public confidence in federal deposit insurance.

The level of FDIC insurance premium assessments in 2007 and 2008 for American National Bank and Trust Company was reduced by a cumulative total of $499,000 though application of a one-time premium assessment credit that resulted from the provisions of the Federal Deposit Insurance Reform Act of 2005.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2008 and 2007, that the Company met the requirements for being classified as “well capitalized.”

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

Emergency Economic Stabilization Act of 2008

In accordance with its stated purpose of restoring liquidity and stability to the financial system of the United States, the Emergency Economic Stabilization Act of 2008 established the Troubled Asset Relief Program (“TARP”), under which the United States Department of the Treasury (“UST”) is authorized to purchase preferred stock from qualified financial institutions.  The Company meets the requirements to be considered a qualified financial institution.  Under TARP, for organizations like the Company, the federal government’s purchase limitation is generally defined as 3% of risk-weighted assets, or about $18 million for the Company.  The terms of the preferred stock generally provide that:

•	Cumulative dividends will be paid at a rate of 5% for the first five years and 9% thereafter;
•	Any increase in the dividend rate paid on common stock during the first three years will require the consent of the UST;
•	Any repurchase of common stock will require the consent of the UST;
•	Conditions and limitations will be placed on executive compensation; and
•	UST will receive warrants, with a term of 10 years, to purchase a number of shares of common stock having an aggregate market price equal to 15% of the preferred stock amount on the day of investment.

After considering the appropriateness of applying under UST’s capital purchase program, the Company has elected not to participate.  The Company believes it has sufficient capital to meet the growth plans and credit needs of the communities it serves without government support.

Employees

At December 31, 2008, the Company employed 258 full-time equivalent persons.  The relationship with employees is considered to be good.

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

Executive Officers of the Registrant

The following lists, as of December 31, 2008, the named executive officers of the registrant, their ages, and their positions.

Name                                           Age                                                Position

Charles H. Majors	63	President and Chief Executive Officer of the Company.

Neal A. Petrovich *	46
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American National Bankshares Inc.; Executive Vice President, Chief Financial Officer, and Cashier of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President, Chief Financial Officer and Cashier of American National Bank and Trust Company since May 2004; prior thereto, Senior Vice President of SouthTrust Bank.

Jeffrey V. Haley	48
Senior Vice President of American National Bankshares Inc.; President of Trust and Financial Services and Executive Vice President of American National Bank and Trust Company since July 2008; prior thereto, Executive Vice President and Chief Operating Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Administrative Officer of American National Bank and Trust Company.

R. Helm Dobbins	57
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Credit Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Credit Officer of American National Bank and Trust Company since June 2003; Executive Vice President and Chief Credit Officer of Citizens Bank and Trust Co. from 1998 to 2003.

S. Cabell Dudley, Jr.	63
Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Lending Officer of American National Bank and Trust Company since July 2008; prior thereto Senior Vice President and Commercial Relationship Manager since March 2006, prior thereto Senior Vice President of Wachovia Bank.

Dabney T. P. Gilliam, Jr.	54
Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Administration Officer of American National Bank and Trust Company since July 2008; prior thereto Senior Vice President of American National Bank and Trust Company since February 2007; prior thereto Chief Financial Officer of RACO, Inc. from January 2006 to February 2007; prior thereto Senior Vice President, Senior Loan Officer and Chief Banking Officer of American National Bank and Trust Company.

* Mr. Petrovich resigned from the Company in February 2009.

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

A downturn in the real estate market could negatively affect the Company’s business because significant portions of its loans are secured by real estate (approximately 81% as of December 31, 2008). The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses on defaulted loans.

Substantially all of the Company’s real property collateral is located in its market area.  If there is a significant decline in real estate values, especially in our market area, the collateral for loans would provide significantly less security.  Real estate values could be affected by, among other things, an economic slowdown and an increase in interest rates.

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

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.

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

Recent Negative Developments in the Financial Industry and Credit Markets May Adversely Affect the Company’s Operations and Results.

Negative developments in the latter half of 2007 and during 2008 in the credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009.  Loan portfolio quality has deteriorated at many institutions, and the Company also has experienced some deterioration.  In addition, the value of real estate collateral supporting many home mortgages, including mortgages held by the Company, has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance.  In addition, these risks could affect the value of the Company’s loan portfolio as well as the value of its investment portfolio, which would also negatively affect its financial performance.

ITEM 2 – PROPERTIES

As of December 31, 2008, the Company maintained twenty banking offices located in Danville, Pittsylvania County, Martinsville, Henry County, Halifax County, Lynchburg, Bedford County, Campbell County, and Nelson County in Virginia and Caswell County in North Carolina.  The Company also operates a loan production office in Greensboro, North Carolina.

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

The Company purchased an office building in 2008 at 445 Mount Cross Road in Danville, Virginia where it consolidated two banking offices in January 2009 and gained additional administrative space.

The Company owns eleven other retail office locations for a total of fifteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates twenty-four Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases seven of the retail office locations and a storage warehouse.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2008, the Company had 1,662 shareholders of record.  The following table presents the high and low closing sales prices for the Company’s common stock and dividends declared for the past two years.

Market Price of the Company’s Common Stock

	Closing Price		Dividends
2008	High	Low	Per Share
4th quarter	$18.25	$14.01	$0.23
3rd quarter	18.20	15.80	0.23
2nd quarter	22.00	17.45	0.23
1st quarter	22.64	18.65	0.23
			$0.92

	Closing Price		Dividends
2007	High	Low	Per Share
4th quarter	$22.76	$19.40	$0.23
3rd quarter	22.96	20.50	0.23
2nd quarter	23.08	22.15	0.23
1st quarter	23.68	22.02	0.22
			$0.91

The table below presents share repurchase activity during the quarter ended December 31, 2008.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

October 1-31, 2008	4,500	$16.03	4,500	92,350
November 1-30, 2008	1,100	17.07	1,100	91,250
December 1-31, 2008	1,500	17.05	1,500	89,750
	7,100	$16.40	7,100

Stock Compensation Plans

The Company maintains the 2008 Stock Incentive Plan (“2008 Plan”), which is designed to attract and retain qualified personnel in key positions, provide employees with a proprietary interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The 2008 Plan was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the stockholders on April 22, 2008 at the Company’s 2008 Annual Meeting.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Plan authorized the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company’s stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006 (the “1997 Option Plan”).

The 2008 Plan is administered by a Committee of the Board of Directors of the Company comprised of independent directors.  Under the 2008 Plan, the Committee determines which employees will be granted restricted stock awards and options, whether such options will be incentive or non-statutory options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of common stock, and when such options become exercisable.  In general, the per share exercise price of an incentive stock option must be at least equal to the fair market value of a share of common stock on the date the option is granted.  Restricted stock would be granted under terms and conditions established by the Committee.

Stock options become vested and exercisable in the manner specified by the Committee.  Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.  As of December 31, 2008, 159,610 shares remain exercisable under the 1997 Option Plan and 14,750 shares are exercisable under the 2008 Plan.  There were 59,000 stock options awarded in 2008.  All options granted in 2008 had multi-year vesting schedules to enhance employee retention.

	December 31, 2008
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans

Equity compensation plans approved by shareholders	218,610	$20.31	441,000
Equity compensation plans not approved by shareholders	-	-	-
Total	218,610	$20.31	441,000

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2008.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2003.  The indexes are the NASDAQ Composite Index; the SNL Bank $500 Million-$1Billlion Index, which includes bank holding companies with assets of $500 million to $1 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
Index Value
140
120
100
80
60
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $500M-$1B

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
American National Bankshares Inc.	100.00	95.98	95.46	99.37	88.72	79.51
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(in thousands, except per share amounts and ratios)
	2008	2007	2006	2005	2004
Results of Operations:
Interest income	$42,872	$48,597	$45,070	$32,479	$30,120
Interest expense	15,839	19,370	16,661	8,740	7,479
Net interest income	27,033	29,227	28,409	23,739	22,641
Provision for loan losses	1,620	403	58	465	3,095
Noninterest income	7,913	8,822	8,458	7,896	6,510
Noninterest expense	22,124	21,326	20,264	17,079	15,011
Income before income tax provision	11,202	16,320	16,545	14,091	11,045
Income tax provision	3,181	4,876	5,119	4,097	3,032
Net income	$8,021	$11,444	$11,426	$9,994	$8,013

Period-end Balances:
Securities	$140,816	$157,149	$162,621	$165,629	$188,163
Loans, net of unearned income	571,110	551,391	542,228	417,087	407,269
Deposits	589,138	581,221	608,528	491,651	485,272
Assets	789,184	772,288	777,720	623,503	619,065
Shareholders' equity	102,300	101,511	94,992	73,419	71,000
Shareholders' equity - tangible (a)	77,757	76,591	69,695	73,287	70,516

Per Share Information:
Earnings - basic	$1.32	$1.86	$1.91	$1.83	$1.43
Earnings - diluted	1.31	1.86	1.90	1.81	1.42
Dividends	0.92	0.91	0.87	0.83	0.79
Book value	16.81	16.59	15.42	13.49	12.86
Book value - tangible (a)	12.78	12.52	11.31	13.47	12.77

Ratios:
Return on average assets	1.02%	1.48%	1.51%	1.61%	1.26%
Return on average shareholders' equity	7.79	11.69	12.72	13.95	11.15
Return on average tangible equity (b)	10.60	16.09	16.60	14.35	11.72
Net interest margin - taxable equivalent	3.87	4.24	4.20	4.17	3.90
Average shareholders' equity / average assets	13.10	12.65	11.85	11.57	11.34
Dividend payout ratio	69.89	48.82	45.58	45.39	55.13
Net charge-offs to average loans	0.21	0.05	0.10	0.56	0.10
Allowance for loan losses to period-end loans	1.37	1.34	1.34	1.46	1.96
Nonperforming assets to total assets	0.91	0.42	0.45	0.72	1.35

(a) - Excludes goodwill and other intangible assets.
(b) - Excludes amortization expense, net of tax, of intangible assets.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company during the past three years.  The discussion and analysis are intended to supplement and highlight information contained in the accompanying Consolidated Financial Statements and the selected financial data presented elsewhere in this Annual Report on Form 10-K.  Financial institutions acquired by the Company during the past three years and accounted for as purchases are reflected in the financial position and results of operations of the Company since the date of their acquisition.

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

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-four ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.  Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities.

Net interest income decreased $2,226,000, or 7.4% from 2007 to 2008, following a $757,000, or 2.6% increase in 2007 from 2006 levels.  The decrease in 2008 was primarily due to an 8.7% decline in the net interest margin from 4.24% in 2007 to 3.87% in 2008, the effect of which was partially offset by a 1.6% increase in the level of average interest earning assets.  The increase in 2007 was primarily due to balance sheet growth including the acquisition of Community First Financial Corporation in April 2006.  Additionally, purchase accounting adjustments from the Community First acquisition had a positive impact on net interest income in 2007.  Payoffs of acquired loans accounted for under American Institute of Certified Public Accountants Statement of Position 03-3 resulted in $571,000 of interest income in 2007.  Interest income related to the valuation of other loans acquired from Community First was $536,000 in 2008 and 2007.  Similarly, interest expense related to the valuation of acquired deposits was $0 and $88,000 in 2008 and 2007, respectively.  The net interest margin decreased from 4.24% in 2007 to 3.87% in 2008, after increasing from 4.20% in 2006, due primarily to the fact that loans, the largest component of earning assets, reprice at a much faster pace than deposits in interest bearing liabilities.  During 2008, the Federal Open Market Committee of the Federal Reserve Board reduced the intended federal funds rate seven times from 4.25% to 0.25%.  This had a dramatic effect on the Company’s net interest margin.

To meet its funding needs for the Community First acquisition, the Company issued $20,619,000 of Trust Preferred Securities during the second quarter of 2006.  Interest expense associated with these securities was $1,373,000 for 2008 and 2007 and $1,007,000 for 2006.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the years 2006 through 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2008	2007	2006	2008	2007	2006	2008	2007	2006
Loans:
Commercial	$91,117	$89,673	$84,676	$5,515	$6,980	$6,481	6.05%	7.78%	7.65%
Real Estate	467,508	449,683	416,530	29,712	33,621	29,813	6.36	7.48	7.16
Consumer	8,774	10,420	12,287	795	975	1,152	9.06	9.36	9.38
Total loans	567,399	549,776	513,493	36,022	41,576	37,446	6.35	7.56	7.29

Securities:
Federal agencies	45,660	68,521	94,589	2,215	3,032	3,745	4.85	4.42	3.96
Mortgage-backed	47,997	25,406	21,197	2,433	1,255	988	5.07	4.94	4.66
State and municipal	45,573	46,069	46,735	2,505	2,530	2,624	5.50	5.49	5.61
Other	6,141	7,484	11,059	277	438	621	4.51	5.85	5.62
Total securities	145,371	147,480	173,580	7,430	7,255	7,978	5.11	4.92	4.60

Deposits in other banks	9,239	13,431	12,922	301	679	620	3.26	5.06	4.80

Total interest earning assets	722,009	710,687	699,995	43,753	49,510	46,044	6.06	6.97	6.58

Nonearning assets	63,859	62,952	57,807

Total assets	$785,868	$773,639	$757,802

Deposits:
Demand	$109,492	$107,834	$105,320	803	1,550	1,513	0.73	1.44	1.44
Money market	53,659	52,843	48,124	1,011	1,429	1,180	1.88	2.70	2.45
Savings	61,620	66,246	77,445	331	845	963	0.54	1.28	1.24
Time	258,773	261,286	255,856	10,135	11,711	9,693	3.92	4.48	3.79
Total deposits	483,544	488,209	486,745	12,280	15,535	13,349	2.54	3.18	2.74

Customer repurchase
agreements	52,264	48,088	40,970	1,377	1,841	1,384	2.63	3.83	3.38
Other short-term borrowings	9,818	346	1,240	252	19	69	2.57	5.49	5.56
Long-term borrowings	34,235	32,245	31,847	1,930	1,975	1,859	5.64	6.12	5.84
Total interest bearing
liabilities	579,861	568,888	560,802	15,839	19,370	16,661	2.73	3.40	2.97

Noninterest bearing
demand deposits	98,157	102,003	102,117
Other liabilities	4,933	4,894	5,059
Shareholders' equity	102,917	97,854	89,824
Total liabilities and
shareholders' equity	$785,868	$773,639	$757,802

Interest rate spread							3.33%	3.57%	3.61%
Net interest margin							3.87%	4.24%	4.20%

Net interest income (taxable equivalent basis)				27,914	30,140	29,383
Less: Taxable equivalent adjustment				881	913	974
Net interest income				$27,033	$29,227	$28,409

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

Table 2 - Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2008 vs. 2007			2007 vs. 2006
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(1,465)	$(1,576)	$111	$499	$111	$388
Real Estate	(3,909)	(5,200)	1,291	3,808	1,367	2,441
Consumer	(180)	(30)	(150)	(177)	(2)	(175)
Total loans	(5,554)	(6,806)	1,252	4,130	1,476	2,654
Securities:
Federal agencies	(817)	270	(1,087)	(713)	404	(1,117)
Mortgage-backed	1,178	34	1,144	267	62	205
State and municipal	(25)	2	(27)	(94)	(57)	(37)
Other securities	(161)	(90)	(71)	(183)	25	(208)
Total securities	175	216	(41)	(723)	434	(1,157)
Deposits in other banks	(378)	(201)	(177)	59	34	25
Total interest income	(5,757)	(6,791)	1,034	3,466	1,944	1,522

Interest expense
Deposits:
Demand	(747)	(770)	23	37	1	36
Money market	(418)	(440)	22	249	127	122
Savings	(514)	(459)	(55)	(118)	24	(142)
Time	(1,576)	(1,464)	(112)	2,018	1,808	210
Total deposits	(3,255)	(3,133)	(122)	2,186	1,960	226
Customer repurchase
agreements	(464)	(613)	149	457	198	259
Other borrowings	188	(427)	615	66	95	(29)
Total interest expense	(3,531)	(4,173)	642	2,709	2,253	456
Net interest income	$(2,226)	$(2,618)	$392	$757	$(309)	$1,066

Noninterest Income
Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities.

Noninterest income was $7,913,000 in 2008, down 10.3% from 2007, resulting primarily from decreases in trust fees, service charges on deposit accounts, mortgage banking income, brokerage, income from investment in insurance companies, and losses of $450,000 on securities.

Noninterest income was $8,822,000 in 2007, up 4.3% over 2006.  Increases in trust fees, mortgage banking income, brokerage, and other fee income were partially offset by decreases in deposit account service charges and by a $362,000 impairment charge on securities.

Fees from the management of trusts, estates, and asset management accounts totaled $3,467,000 in 2008, down from $3,578,000 in 2007 and up from $3,374,000 in 2006.  These changes were due primarily to market value decline or appreciation in the securities markets as a substantial proportion of these fees are earned as a percentage of the account balances.

Service charges on deposits accounts decreased 8.2% in 2008 and 4.6% in 2007, primarily due to reduced customer overdraft activity.

Other fees and commissions primarily include income generated from the Company’s debit card, ATM, safe deposit box, merchant credit card, and wire transfer services.  Insurance commission revenue is also included in this category.  Other fees and commissions were $ 857,000 in 2008, $786,000 in 2007, and $744,000 in 2006.  The increase in both 2008 and 2007 is primarily the result of growth in debit card revenue due to increased customer debit card activity.

Mortgage banking income represents fees from originating and selling residential mortgage loans.  Mortgage banking income was $788,000 in 2008, $954,000 in 2007, and $709,000 in 2006.  Changes in interest rates directly impact the volume of mortgage activity and, in turn, the amount of mortgage banking fee income earned.

Securities are sold from time to time for balance sheet management purposes or because an investment no longer meets the Company’s policy requirements.  Net losses on sales or calls of securities were $450,000 in 2008, resulting from $51,000 in gains and $501,000 in losses.  Net gains on sales or calls of securities were $135,000 in 2007 and $62,000 in 2006.

During 2008, the Company sold all remaining shares it held in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock, resulting in a loss of $501,000 which is referenced above.   In December 2007, the Company recorded a $362,000 impairment charge relating to its holdings of FHLMC and FNMA preferred stock.   The impairment charges are recorded as a reduction of noninterest income.

Other noninterest income was $496,000 in 2008, $650,000 in 2007, and $496,000 in 2006. The 2008 decline resulted primarily from a $138,000 reduction in revenue from the Company’s investments in Bankers Insurance, LLC and Virginia Title Center, LLC. The 2007 increase was largely the result of increased dividend revenue from the Company’s two insurance company investments.  Additionally, a full year of revenue from the Company’s bank owned life insurance (“BOLI”) policies increased this income category by $34,000 in 2007.

Table 3 - Noninterest income
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Trust fees	$3,467	$3,578	$3,374
Service charges on deposit accounts	2,324	2,531	2,654
Other fees and commissions	857	786	744
Mortgage banking income	788	954	709
Brokerage fees	431	550	419
Securities gains (losses), net	(450)	135	62
Impairment of securities	-	(362)	-
Investment in insurance companies	142	280	220
Bank owned life insurance	136	134	100
Check order charges	129	127	113
Other	89	109	63
	$7,913	$8,822	$8,458

Noninterest Expense

Noninterest expense consists primarily of personnel, occupancy, equipment, and other expenses.  Noninterest expense was $22,124,000 in 2008, up 3.7% over 2007, due primarily to increased health insurance costs and provision for unfunded lending commitments.   Noninterest expense was $21,326,000 in 2007, up 5.2% over 2006, due primarily to increased staff levels and a full year of expenses associated with the April 2006 Community First acquisition.

Personnel expenses comprise over half of the Company’s noninterest expense.  Combined salary and benefits expense increased 2.9% in 2008 when compared to 2007.  Employee insurance costs represent 73% of the 2008 increase.  Personnel expenses increased 3.4% in 2007 when compared to 2006.  Combined higher staff levels and a full year of the expenses associated with the Community First acquisition were partially offset by a reduction in profit sharing and incentive compensation expense.  Profit sharing and incentive expense was $0 in 2008, $287,000 in 2007, and $867,000 in 2006.

Occupancy and equipment expense increased form $3,527,000 in 2007 to $3,701,000 in 2008, an increase of 4.9%.  The increase was primarily due to increases in software maintenance and depreciation.  Occupancy and equipment expense increased from $2,977,000 in 2006 to $3,527,000 in 2007, an increase of 18.5%.  The increase was due in large part to a full year of expenses associated with the Community First acquisition, increased building maintenance costs, the expenses of two new branch offices, and costs related to new technology for check processing and network security.

Bank franchise tax expense was $694,000 in 2008, compared with $663,000 in 2007 and $651,000 in 2006.  This expense is based in large part on the level of shareholders’ equity.

Core deposit intangible expense was $377,000 in 2008 and 2007, and $414,000 in 2006.  The 2008 and 2007 expense consists entirely of amortization of the core deposit intangible asset from the Community First acquisition; beginning April 2006, this asset is being amortized on a straight-line basis over ninety-nine months.  Core deposit intangible expense in 2006 also includes amortization of the core deposit intangible asset arising from a 1996 branch purchase.

Other noninterest expense consists of a variety of expenses including those related to professional services, advertising and marketing, FDIC assessment, telephone systems, ATM and Internet banking services, trust services, supplies, Federal Reserve services, and provision for unfunded lending commitments.   Other noninterest expense totaled $4,559,000 in 2008, $4,322,000 in 2007, and $4,196,000 in 2006.  Other noninterest expense increased 5.5% in 2008, and was largely the result of an increase in the provision for unfunded lending commitments of $297,000 over the amount in 2007.  Other noninterest expense increased 3.0% in 2007, and was largely the result of higher trust service costs and a full year of expenses associated with the acquisition of Community First.

Table 4 - Noninterest expense
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Salaries	$9,792	$9,688	$9,520
Employee benefits	3,001	2,749	2,506
Occupancy and equipment	3,701	3,527	2,977
Bank franchise tax	694	663	651
Core deposit intangible amortization	377	377	414
Telephone	433	395	361
Provision for unfunded lending commitments	324	27	123
Stationery and printing supplies	306	335	395
Trust services contracted	278	237	187
Postage	245	273	240
ATM and VISA network fees	243	329	303
Director fees	225	205	194
Advertising and marketing	203	300	267
Legal	194	119	148
Internet banking fees	193	194	173
FDIC assessment	180	87	84
Regulatory assessments	179	187	170
Automobile	174	147	103
Auditing	173	168	142
Loan expenses	140	108	67
Contributions	118	120	138
Dues and subscriptions	113	106	108
Courier service	107	106	97
Correspondent bank fees	86	161	161
Other	645	718	735
	$22,124	$21,326	$20,264

Income Taxes

Income taxes on 2008 earnings amounted to $3,181,000, resulting in an effective tax rate of 28.4%, compared to 29.9% in 2007 and 30.9% in 2006.  The Company was subject to a statutory, blended, Federal tax rate of 34.1% in 2008, 34.4% in 2007, and 34.4% in 2006.  The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2008 is asset sensitive.

The interest rate sensitivity position at December 31, 2008 is illustrated in the following table.  The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.

Table 5 - Interest Rate Sensitivity Gap Analysis
December 31, 2008
(dollars in thousands)

	Within		> 1 Year		> 3 Year
	1 Year		to 3 Years		to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$1,112		$-		$8,000	$-	$9,112
Securities	15,116		41,839		16,802	67,059	140,816
Loans (1)	347,594		99,879		73,248	52,153	572,874
Total interest
sensitive assets	363,822		141,718		98,050	119,212	722,802

Interest sensitive liabilities:
Checking and savings deposits	175,756		-		-	-	175,756
Money market deposits	56,615		-		-	-	56,615
Time deposits	181,352		49,873		29,839	-	261,064
Customer repurchase agreements	51,741		-		-	-	51,741
Federal Home Loan Bank advances	7,850		5,000		8,000	787	21,637
Trust preferred capital notes	-		-		20,619	-	20,619
Total interest
sensitive liabilities	473,314		54,873		58,458	787	587,432

Interest sensitivity gap	$(109,492)		$86,845		$39,592	$118,425	$135,370

Cumulative interest sensitivity gap	$(109,492)		$(22,647)		$16,945	$135,370

Percentage cumulative gap
to total interest sensitive assets	(15.1	) %	(3.1	) %	2.3%	18.7%

(1) Loans include loans held for sale and are net of unearned income.

Table 6 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2008, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Table 6 - Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2008
Change in	Changes in
Interest	Net interest Income (1)
Rates	Amount	Percent

Up 3.0%	$2,460	9.3%
Up 2.0%	2,210	8.3
Up 1.0%	1,443	5.4
Up 0.5%	836	3.2
No change	-	-

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

Liquidity Risk Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds to meet their credit needs or depositors desiring to withdraw funds.  Additionally, the parent company requires cash for various operating needs including dividends to shareholders, stock repurchases, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk position.  The Company uses a simulation and budget model to assist in the management of the future liquidity needs of the Company.

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”), federal funds lines of credit from two correspondent banks, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Borrowings under the line were $21,637,000 at December 31, 2008 and $16,137,000 at December 31, 2007.

The Company had fixed-rate term borrowing contracts with the FHLB as of December 31, 2008, with the following final maturities:

Amount	Expiration Date
$5,000,000	2009
8,000,000	2011
787,000	2014

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at December 31, 2008 or 2007.

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a primary role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The securities portfolio consists primarily of high quality investments.  Federal agency, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.
During 2008, the Company sold all remaining shares it held in FNMA and FHLMC preferred stock.

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

Table 7 - Securities Portfolio
(in thousands, except yields)

	December 31,
	2008		2007		2006

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$8,240	4.58%	$4,000	3.46%	$36,969	3.92%
1 to 5 years	29,719	4.95	45,170	4.79	45,432	4.62
5 to 10 years	5,372	5.15	6,180	5.46	6,706	4.67
Over 10 years	-	-	-	-	-	-
Total	43,331	4.91	55,350	4.77	89,107	4.34

Mortgage-backed:
Within 1 year	746	3.91	108	3.43	-	-
1 to 5 years	3,435	4.95	3,461	4.33	4,460	4.51
5 to 10 years	12,730	4.81	14,411	4.85	8,345	4.83
Over 10 years	28,482	5.08	27,674	5.34	6,805	5.06
Total	45,393	4.97	45,654	5.10	19,610	4.84

State and Municipal:
Within 1 year	4,549	5.04	4,025	5.60	1,330	6.69
1 to 5 years	23,127	4.99	24,443	4.97	23,036	5.15
5 to 10 years	9,302	5.99	11,679	5.63	16,550	5.16
Over 10 years	6,615	6.19	7,878	5.73	5,179	6.03
Total	43,593	5.39	48,025	5.31	46,095	5.30

Other Securities:
Within 1 year	1,485	3.32	-	-	1,005	6.06
1 to 5 years	-	-	1,485	3.32	1,485	3.32
5 to 10 years	-	-	-	-	-	-
Over 10 years	3,899	2.35	4,994	6.56	6,401	6.21
Total	5,384	2.62	6,479	5.82	8,891	5.71

Total portfolio	$137,701	4.99%	$155,508	5.08%	$163,703	4.74%

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans increased $17,623,000, or 3.2%, from 2007 to 2008.  Average loans increased $36,283,000, or 7.1%, from 2006 to 2007.  The 2007 increase was due largely to the acquisition of Community First, which occurred in April 2006.

Period-end loans increased $19,719,000, or 3.6%, from December 31, 2007 to December 31, 2008.  The increase was primarily due to growth in commercial real estate and home equity loans.

Loans held for sale are loans originated and in process of being sold to the secondary market. These loans are sold servicing released and totaled $1,764,000 at December 31, 2008, and $1,368,000 at December 31, 2007.

The following table provides loan balances, percentage of portfolio (excluding loans held for sale), and the percentage change since December 31, 2007 of loans outstanding by geographic region.  The loans are allocated to the region in which they were originated.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Table 8 - Loans by Geographic Region

	December 31, 2008
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2007

Danville region	$218,292	38.2%	5.9%
Central region	161,933	28.4	7.2

Southside region:

Martinsville and Henry County	111,788	19.6	3.4
Halifax and Pittsylvania County	61,415	10.7	(2.8)
Greensboro area	17,682	3.1	(23.3)

Total loans	$571,110	100.0%

The Company does not participate in highly leveraged lending transactions, as defined by bank regulations, and there are no loans of this nature recorded in the loan portfolio.  The Company has no foreign loans in its portfolio.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2008 or 2007, loans to lessors of nonresidential buildings represented 13.7% of total loans at December 31, 2008 and 11.0% at December 31, 2007; the lessees and lessors are engaged in a variety of industries.

Table 9 illustrates loans by type.

Table 9 - Loans

	December 31,
(in thousands)	2008	2007	2006	2005	2004

Real estate:
Construction and land development	$63,361	$69,803	$69,404	$50,092	$34,101
Commercial real estate	207,160	198,332	186,639	142,968	147,653
Residential real estate	136,480	133,899	131,126	94,405	91,672
Home equity	57,170	48,313	52,531	42,178	42,620
Total real estate	464,171	450,347	439,700	329,643	316,046

Commercial and industrial	98,546	91,028	91,511	76,735	75,847
Consumer	8,393	10,016	11,017	10,709	15,376

Total loans	$571,110	$551,391	$542,228	$417,087	$407,269

The following table presents the maturity schedule of selected loan types (in thousands).

Table 10 - Maturities of Selected Loan Types
December 31, 2008

	Commercial
	and	Real Estate
(in thousands)	Industrial (1)	Construction	Total

1 year or less	$63,928	$42,949	$106,877
1 to 5 years (2)	29,994	14,838	44,832
After 5 years (2)	4,624	5,574	10,198
Total	$98,546	$63,361	$161,907

(1) includes agricultural loans.
(2) Of the loans due after one year, $48,578 have predetermined interest rates and $6,452 have floating or adjustable interest rates.

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

The Southern Virginia market, in which the Company has a significant presence, is under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Companies within these industries, especially furniture manufacturing, have also closed plants for reasons similar to those noted above.  Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.  Also, the current economic and credit crisis, which is resulting in rising unemployment and increasing bankruptcies, foreclosures and bank failures nationally, may further intensify the economic pressure in our markets.

The allowance for loan losses was $7,824,000 at December 31, 2008, compared with $7,395,000 and $7,264,000 at December 31, 2007 and 2006, respectively.  The allowance for loan losses as a percentage of loans at each of these dates was 1.37%, 1.34%, and 1.34%, respectively.  The provision for loan losses was $1,620,000 in 2008, $403,000 in 2007, and $58,000 in 2006.

Loans charged-off net of recoveries totaled $1,191,000 in 2008, $272,000 in 2007, and $501,000 in 2006.  One residential construction and development loan, secured by undeveloped and partially-developed land in the Triad area of North Carolina, accounted for $575,000 of the net charge-offs in 2008.  Table 14 presents the Company’s loan loss and recovery experience for the past five years.

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

Table 11 - Impaired Loans

	December 31,
(in thousands)	2008	2007	2006	2005	2004

Not on nonaccrual status	$1,921	$2,255	$262	$537	$1,007
On nonaccrual status	1,271	1,310	1,114	2,995	5,303

Total impaired loans	$3,192	$3,565	$1,376	$3,532	$6,310

Table 12 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2008		2007		2006		2005		2004
	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Commercial
(including
commercial
real estate)	$ 5,163	62%	$ 5,056	62%	$ 4,467	61%	$ 3,897	64%	$ 5,927	61%

Residential
real estate	2,335	37	1,852	36	2,119	37	1,462	33	1,231	35

Consumer	326	1	443	2	521	2	653	3	816	4

Unallocated	-	-	44	-	157	-	97	-	8	-

Total	$ 7,824	100%	$ 7,395	100%	$ 7,264	100%	$ 6,109	100%	$ 7,982	100%

(1) Represents the percentage of loans in each category to total loans.

Table 13 - Asset Quality Ratios

	As of or for the Years Ended December 31,
	2008	2007	2006	2005	2004

Allowance to loans*	1.37%	1.34%	1.34%	1.46%	1.96%
Net charge-offs to year-end allowance	15.23	3.68	6.90	38.27	5.07
Net charge-offs to average loans	0.21	0.05	0.10	0.56	0.10
Nonperforming assets to total assets*	0.91	0.42	0.45	0.72	1.35
Nonperforming loans to loans*	0.50	0.48	0.63	1.02	1.99
Provision to net charge-offs	136.02	148.16	11.58	19.89	764.20
Provision to average loans	0.29	0.07	0.01	0.11	0.77
Allowance to nonperforming loans*	275.01	280.22	212.09	142.97	98.39

* - at year end

Table 14 - Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance at beginning of period	$7,395	$7,264	$6,109	$7,982	$5,292

Allowance from acquisition	-	-	1,598	-	-

Charge-offs:
Construction and land development	1,007	-	1	-	-
Commercial real estate	61	54	136	2,249	-
Residential real estate	196	140	163	35	85
Home equity	62	19	-	-	44
Total real estate	1,326	213	300	2,284	129
Commercial and industrial	63	103	354	76	169
Consumer	175	199	259	217	357
Total charge-offs	1,564	515	913	2,577	655

Recoveries:
Construction and land development	71	-	1	-	-
Commercial real estate	101	15	98	46	49
Residential real estate	3	3	11	3	-
Home equity	-	1	1	-	-
Total real estate	175	19	111	49	49
Commercial and industrial	18	50	108	11	45
Consumer	180	174	193	179	156
Total recoveries	373	243	412	239	250

Net charge-offs	1,191	272	501	2,338	405
Provision for loan losses	1,620	403	58	465	3,095
Balance at end of period	$7,824	$7,395	$7,264	$6,109	$7,982

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.91% of total loans at December 31, 2008, up from 0.48% at December 31, 2007.  There were no troubled debt restructurings at the end of any of the years presented in the table.

Table 15 - Nonperforming Assets
(in thousands)
	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans:
Real estate	$2,730	$2,488	$3,195	$4,098	$7,005
Commercial	73	107	151	12	853
Agricultural	-	-	-	-	12
Consumer	42	44	79	107	243
Total nonaccrual loans	2,845	2,639	3,425	4,217	8,113

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	-	-	-	46	-
Commercial	-	-	-	10	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	56	-

Total nonperforming loans	2,845	2,639	3,425	4,273	8,113

Foreclosed real estate	4,311	632	99	188	221

Total nonperforming assets	$7,156	$3,271	$3,524	$4,461	$8,334

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits decreased 8,511,000, or 1.4%, in 2008 after increasing $1,350,000, or 0.2%, in 2007.  Period-end deposits increased $ $7,917,000, or 1.4%, from December 31, 2007 to December 31, 2008.  The increase in period-end deposits is attributed primarily to a special interest bearing demand deposit rate arrangement with a municipality.

During 2008, demand deposits increased $7,853,000, or 3.9%, money market deposits increased $6,361,000, or 12.7%, while savings deposits declined $2,776,000, or 4.5% and certificates of deposit declined $3,521,000, or 1.3%, as customers sought higher-yielding accounts.

Table 16 - Deposits
(in thousands, except rates)

	December 31,
	2008		2007		2006
	Average		Average		Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits -
noninterest bearing	$98,157	-%	$102,003	-%	$102,117	-%
Demand deposits -
interest bearing	109,492	0.73	107,834	1.44	105,320	1.44
Money market	53,659	1.88	52,843	2.70	48,124	2.45
Savings	61,620	0.54	66,246	1.28	77,445	1.24
Time	258,773	3.92	261,286	4.48	255,856	3.79
	$581,701	2.11%	$590,212	2.63%	$588,862	2.27%

Table 17 - Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2008 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$19,666
Over 3 through 6 months	25,405
Over 6 through 12 months	19,086
Over 12 months	43,029
$107,186

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.  The Company considers these accounts to be stable sources of funds, as they represent customer sweep accounts.  The securities underlying these agreements remain under the Company’s control.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Table 18 - Short-Term Borrowings
(dollars in thousands)

	December 31,
	2008	2007

Customer repurchase agreements	$51,741	$47,891
FHLB overnight borrowings	7,850	7,200
Total	$59,591	$55,091

Weighted interest rate	1.75%	3.78%

Average for the year ended:
Outstanding	$62,082	$48,435
Interest rate	2.62%	3.84%

Maximum month-end outstanding	$81,598	$55,091

Shareholders’ Equity

The Company’s goal with capital management is to generate attractive returns on equity and pay a high rate of dividends while maintaining capital sufficient to be classified as “well capitalized” under regulatory capital ratios and to support growth.

Shareholders’ equity was $102,300,000 at December 31, 2008 and $101,511,000 at December 31, 2007.  This increase was largely the result of net income but was partially offset by dividends, stock repurchases and the effect of changes in unfunded pension liability.

Shareholders’ equity was $101,511,000 at December 31, 2007 and $94,992,000 at December 31, 2006.  This increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and stock repurchases.

The Company declared and paid quarterly dividends totaling $0.92, $0.91, and $0.87 per share of common stock in 2008, 2007, and 2006, respectively.  Cash dividends in 2008 totaled $5,606,000 and represented a 69.9% payout of 2008 net income, compared to 48.8% in 2007 and 45.6% in 2006.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 12.96% of assets at December 31, 2008 and 13.14% at December 31, 2007.  In addition to this measurement, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the total of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At December 31, 2008, the Company’s Tier I and total capital ratios were 16.67% and 17.92%, respectively.  At December 31, 2007, these ratios were 17.03% and 18.28%, respectively.  The ratios for both years exceeded the regulatory requirements.  The Company’s leverage ratios were 13.04% and 12.98% at December 31, 2008 and 2007, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2008 and 2007, that the Company met the requirements to be considered “well capitalized.”

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2008 (in thousands):

	Payments Due By Period

	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$261,064	$181,352	$49,873	$29,839	$-
FHLB borrowings	21,637	12,850	-	8,000	787
Repurchase agreements	51,741	51,741	-	-	-
Operating leases	702	296	325	79	2
Trust preferred capital notes	20,619	-	-	-	20,619

OFF-BALANCE SHEET ACTIVITIES

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Refer to Note 12 of the Consolidated Financial Statements for a discussion of AMNB Statutory Trust I.  Off-balance sheet transactions were as follows (in thousands):

	December 31,
Off-Balance Sheet Transactions	2008	2007

Commitments to extend credit	$146,399	$144,301
Standby letters of credit	2,858	6,222
Mortgage loan rate-lock commitments	2,031	2,215

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table 19 - Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2008	Quarter	Quarter	Quarter	Quarter

Interest income	$10,225	$10,599	$10,788	$11,260
Interest expense	3,503	3,743	4,058	4,535

Net interest income	6,722	6,856	6,730	6,725
Provision for loan losses	600	280	600	140
Net interest income after provision for loan losses	6,122	6,576	6,130	6,585

Noninterest income	1,875	2,062	1,841	2,135
Noninterest expense	5,547	5,485	5,643	5,449

Income before income taxes	2,450	3,153	2,328	3,271
Income taxes	767	929	519	966

Net income	$1,683	$2,224	$1,809	$2,305

Per common share:
Net income - basic	$0.28	$0.36	$0.30	$0.38
Net income - diluted	0.28	0.36	0.30	0.38
Cash dividends	0.23	0.23	0.23	0.23

	Fourth	Third	Second	First
2007	Quarter	Quarter	Quarter	Quarter

Interest income	$12,300	$12,293	$12,106	$11,898
Interest expense	4,842	4,947	4,823	4,758

Net interest income	7,458	7,346	7,283	7,140
Provision for loan losses	100	-	-	303
Net interest income after provision for loan losses	7,358	7,346	7,283	6,837

Noninterest income	1,903	2,276	2,431	2,212
Noninterest expense	5,329	5,379	5,448	5,170

Income before income taxes	3,932	4,243	4,266	3,879
Income taxes	1,157	1,309	1,235	1,175

Net income	$2,775	$2,934	$3,031	$2,704

Per common share:
Net income - basic	$0.45	$0.48	$0.49	$0.44
Net income - diluted	0.45	0.48	0.49	0.44
Cash dividends	0.23	0.23	0.23	0.22

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Interim Principal Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and interim principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, as such term is defined in Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ Charles H. Majors
Charles H. Majors
Interim Principal Financial Officer

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  American National Bankshares Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows of American National Bankshares Inc. and subsidiaries and our report dated March 10, 2009 expressed an unqualified opinion.

Winchester, Virginia
March 10, 2009

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollars in thousands, except share and per share data)

ASSETS	2008	2007
Cash and due from banks	$14,986	$18,155
Interest-bearing deposits in other banks	9,112	149

Securities available for sale, at fair value	133,695	145,159
Securities held to maturity (fair value of $7,391
in 2008 and $12,250 in 2007)	7,121	11,990
Total securities	140,816	157,149

Loans held for sale	1,764	1,368

Loans, net of unearned income	571,110	551,391
Less allowance for loan losses	(7,824)	(7,395)
Net loans	563,286	543,996

Premises and equipment, net	17,431	13,348
Other real estate owned	4,311	632
Goodwill	22,468	22,468
Core deposit intangibles, net	2,075	2,452
Accrued interest receivable and other assets	12,935	12,571
Total assets	$789,184	$772,288

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$95,703	$99,231
Demand deposits -- interest bearing	116,132	104,751
Money market deposits	56,615	50,254
Savings deposits	59,624	62,400
Time deposits	261,064	264,585
Total deposits	589,138	581,221

Short-term borrowings:
Customer repurchase agreements	51,741	47,891
Other short-term borrowings	7,850	7,200
Long-term borrowings	13,787	8,937
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,749	4,909
Total liabilities	686,884	670,777

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,085,628 shares outstanding at December 31, 2008 and
6,118,717 shares outstanding at December 31, 2007	6,086	6,119
Capital in excess of par value	26,491	26,425
Retained earnings	71,090	69,409
Accumulated other comprehensive (loss), net	(1,367)	(442)
Total shareholders' equity	102,300	101,511
Total liabilities and shareholders' equity	$789,184	$772,288

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands, except share and per share data)

	2008	2007	2006
Interest and Dividend Income:
Interest and fees on loans	$35,941	$41,499	$37,361
Interest and dividends on securities:
Taxable	4,795	4,409	5,034
Tax-exempt	1,621	1,690	1,743
Dividends	214	320	312
Other interest income	301	679	620
Total interest and dividend income	42,872	48,597	45,070
Interest Expense:
Interest on deposits	12,280	15,535	13,349
Interest on short-term borrowings	1,629	1,860	1,453
Interest on long-term borrowings	557	602	852
Interest on trust preferred capital notes	1,373	1,373	1,007
Total interest expense	15,839	19,370	16,661
Net Interest Income	27,033	29,227	28,409
Provision for Loan Losses	1,620	403	58
Net Interest Income after Provision for Loan Losses	25,413	28,824	28,351
Noninterest Income:
Trust fees	3,467	3,578	3,374
Service charges on deposit accounts	2,324	2,531	2,654
Other fees and commissions	857	786	744
Mortgage banking income	788	954	709
Brokerage fees	431	550	419
Securities gains (losses), net	(450)	135	62
Impairment of securities	-	(362)	-
Other	496	650	496
Total noninterest income	7,913	8,822	8,458
Noninterest Expense:
Salaries	9,792	9,688	9,520
Employee benefits	3,001	2,749	2,506
Occupancy and equipment	3,701	3,527	2,977
Bank franchise tax	694	663	651
Core deposit intangible amortization	377	377	414
Other	4,559	4,322	4,196
Total noninterest expense	22,124	21,326	20,264
Income Before Income Taxes	11,202	16,320	16,545
Income Taxes	3,181	4,876	5,119
Net Income	$8,021	$11,444	$11,426

Net Income Per Common Share:
Basic	$1.32	$1.86	$1.91
Diluted	$1.31	$1.86	$1.90
Average Common Shares Outstanding:
Basic	6,096,649	6,139,095	5,986,262
Diluted	6,105,154	6,161,825	6,020,071

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	5,441,758	$5,442	$9,588	$59,109	$(720)	$73,419

Net income	-	-	-	11,426	-	11,426
Change in unrealized losses on securities
available for sale, net of tax, $32	-	-	-	-	58
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(21)	-	-	-	-	(41)
Other comprehensive income					17	17
Total comprehensive income						11,443
Adjustment to initially apply FASB statement
No. 158, net of tax, $(789)	-	-	-	-	(1,465)	(1,465)
Issuance of common stock in exchange
for net assets acquisition	746,944	747	16,799	-	-	17,546
Stock repurchased and retired	(39,100)	(39)	(132)	(741)	-	(912)
Stock options exercised	12,263	12	159	-	-	171
Cash dividends declared, $0.87 per share	-	-	-	(5,210)	-	(5,210)

Balance, December 31, 2006	6,161,865	6,162	26,414	64,584	(2,168)	94,992

Net income	-	-	-	11,444	-	11,444
Change in unrealized gains on securities
available for sale, net of tax, $874	-	-	-	-	1,622
Add: Reclassification adjustment for losses
on impairment of securities, net of tax, $127					235
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(47)	-	-	-	-	(88)
Change in unfunded penson liability,
net of tax, $(23)					(43)
Other comprehensive income					1,726	1,726
Total comprehensive income						13,170
Stock repurchased and retired	(61,900)	(62)	(265)	(1,032)	-	(1,359)
Stock options exercised	18,752	19	276	-	-	295
Cash dividends declared, $0.91 per share	-	-	-	(5,587)	-	(5,587)

Balance, December 31, 2007	6,118,717	6,119	26,425	69,409	(442)	101,511

Net income	-	-	-	8,021	-	8,021

Change in unrealized gains on securities
available for sale, net of tax, $359	-	-	-	-	665
Add: Reclassification adjustment for losses
on securities available for sale, net of
tax, $157	-	-	-	-	293
Change in unfunded penson liability,
net of tax, $(1,015)					(1,883)
Other comprehensive loss					(925)	(925)
Total comprehensive income						7,096
Change in pension plan measurement date,				(75)		(75)
net of tax, $(40)
Stock repurchased and retired	(46,150)	(46)	(199)	(659)	-	(904)
Stock options exercised	13,061	13	206	-	-	219
Stock compensation expense	-	-	59	-	-	59
Cash dividends declared, $0.92 per share	-	-	-	(5,606)	-	(5,606)

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$8,021	$11,444	$11,426
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,620	403	58
Depreciation	1,358	1,178	993
Core deposit intangible amortization	377	377	414
Net amortization (accretion) of bond premiums and discounts		(188)	(51)
Net loss (gain) on sale or call of securities	450	(135)	(62)
Impairment of securities	-	362	-
Gain on sale of loans held for sale	(669)	(733)	(434)
Proceeds from sales of loans held for sale	29,642	31,451	15,673
Originations of loans held for sale	(29,369)	(30,424)	(16,187)
Net loss (gain) on sale of foreclosed real estate	20	(6)	(7)
Net change in valuation allowance on foreclosed real estate		-	10
Net loss (gain) on sale of premises and equipment	7	(8)	-
Stock-based compensation expense	59	-	-
Deferred income tax (benefit) expense	691	(67)	732
Net change in interest receivable	398	316	(54)
Net change in other assets	(3,852)	699	(1,369)
Net change in interest payable	(373)	39	429
Net change in other liabilities	(862)	(257)	(703)
Net cash provided by operating activities	7,335	14,451	10,868

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,098	1,070	503
Proceeds from maturities and calls of securities available for sale		54,965	57,920
Proceeds from maturities and calls of securities held to maturity		1,884	4,491
Purchases of securities available for sale	(28,636)	(49,763)	(51,716)
Net (increase) decrease in loans	(24,970)	(9,933)	10,278
Proceeds from sale of premises and equipment	-	25	324
Purchases of premises and equipment	(5,448)	(2,105)	(1,045)
Proceeds from sales of other real estate owned	317	30	421
Increase in other real estate owned	(26)	(59)	(230)
Cash paid in acquisition	-	-	(17,087)
Cash acquired in acquisition	-	-	2,956
Net cash (used in) provided by investing activities	(12,517)	(3,886)	6,815

Cash Flows from Financing Activities:
Net change in demand, money market,
and savings deposits	11,438	(17,884)	(9,915)
Net change in time deposits	(3,521)	(9,423)	(15,180)
Net change in customer repurchase agreements	3,850	14,523	(3,835)
Net change in other short-term borrowings	650	7,200	(2,151)
Net change in long-term borrowings	4,850	(6,150)	(2,500)
Net change in trust preferred capital notes	-	-	20,619
Cash dividends paid	(5,606)	(5,587)	(5,210)
Repurchase of stock	(904)	(1,359)	(912)
Proceeds from exercise of stock options	219	295	171
Net cash provided by (used in) financing activities	10,976	(18,385)	(18,913)

Net Increase (Decrease) in Cash and Cash Equivalents	5,794	(7,820)	(1,230)

Cash and Cash Equivalents at Beginning of Period	18,304	26,124	27,354

Cash and Cash Equivalents at End of Period	$24,098	$18,304	$26,124

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation which occurred in April 2006.  Refer to Note 12 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 12.

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

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination.  These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold.  These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans).  In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk.  Loans held for sale are carried at estimated fair value in the aggregate.  Gains on sales of loans are recognized at the loan closing date and are included in noninterest income for the period.

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in income of $9,000 for 2008, $21,000 in expense for 2007, and $10,000 in income for 2006.

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

Substandard and doubtful risk graded commercial, commercial real estate, and construction loans equal to or greater than $100,000 on an unsecured basis, and equal to or greater than $250,000 on a secured basis are reviewed for impairment.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful lives of the improvements, whichever is less.  Software is generally amortized over three years.  Depreciation and amortization are recorded on the straight-line method.

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

Foreclosed Real Estate

Foreclosed real estate represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the lower of cost or fair value less estimated selling costs. When appropriate, adjustments to cost are charged or credited to the allowance for foreclosed properties and are reflected in operations.

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

Stock-Based Compensation

The Company’s initial stock option plan terminated on December 31, 2006, which provided for the granting of incentive and non-statutory options to employees on a periodic basis.  The Company’s stock options had an exercise price equal to or greater than the fair value of the stock on the date of grant.  Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  SFAS 123R requires public companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award.

In April 2008, the stockholders approved the 2008 Stock Incentive Plan which makes available 500,000 shares to be used to grant restricted stock awards and stock options in the form of incentive stock options and non-statutory stock options to participants.  The plan will terminate on February 18, 2018, unless terminated sooner by the board of directors.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The components of accumulated other comprehensive income (loss), net of tax, included in the equity section of the balance sheets are as follows (in thousands):

	December 31,
	2008	2007

Unrealized gains on securities available for sale	$2,024	$1,066
Unfunded pension liability	(3,391)	(1,508)
Total accumulated other comprehensive income (loss)	$(1,367)	$(442)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $203,000, $300,000, and $267,000 in 2008, 2007, and 2006, respectively.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements, (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years.  The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 was not material to the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R”). The Standard will significantly change the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS 160”).  The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements.  SFAS 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited.  The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements, at this time.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109). SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  Implementation of SAB 109 by the Company on January 1, 2008, did not have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  Implementation of SAB 110 by the Company on January 1, 2008, did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.  The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management does not expect the adoption of the provisions of SFAS No. 162 to have any impact on the consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) 133-1 and FASB Interpretations (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and are not expected to have a material impact on the consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP did not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

Note 2 – Restrictions on Cash and Amounts Due From Banks

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $7,795,000 at December 31, 2008 and $7,368,000 at December 31, 2007.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2008 did not exceed the insurance limits of the Federal Deposit Insurance Corporation.

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2008 and 2007 were as follows:

	December 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$43,331	$2,093	$8	$45,416
Mortgage-backed	45,139	1,040	496	45,683
State and municipal	36,726	653	74	37,305
Corporate	1,485	3	96	1,392
Equity securities:
FHLB stock - restricted	2,362	-	-	2,362
Federal Reserve stock - restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	130,580	3,789	674	133,695

Securities held to maturity:
Mortgage-backed	254	10	-	264
State and municipal	6,867	261	1	7,127
Total securities held to maturity	7,121	271	1	7,391
Total securities	$137,701	$4,060	$675	$141,086

	December 31, 2007
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$55,350	$1,059	$33	$56,376
Mortgage-backed	45,346	565	97	45,814
State and municipal	36,343	258	113	36,488
Corporate	1,485	-	40	1,445
Equity securities:
FHLB stock - restricted	2,125	-	-	2,125
Federal Reserve stock - restricted	1,429	-	-	1,429
FNMA and FHLMC preferred stock	1,346	42	-	1,388
Other	94	-	-	94
Total securities available for sale	143,518	1,924	283	145,159

Securities held to maturity:
Mortgage-backed	308	11	-	319
State and municipal	11,682	256	7	11,931
Total securities held to maturity	11,990	267	7	12,250
Total securities	$155,508	$2,191	$290	$157,409

The amortized cost and estimated fair value of investments in securities at December 31, 2008, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$13,734	$13,826	$540	$544
Due after one year
through five years	50,309	52,578	2,538	2,604
Due after five years
through ten years	10,884	11,107	3,789	3,979
Due after ten years	6,615	6,602	-	-
Equity securities	3,899	3,899	-	-
Mortgage-backed securities	45,139	45,683	254	264
	$130,580	$133,695	$7,121	$7,391

Gross realized gains and losses from the call of all securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Realized gains	$51	$135	$62
Realized losses	(501)	-	-

Securities with a carrying value of approximately $90,683,000 and $85,313,000, at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$1,583	$8	$1,583	$8	$-	$-
Mortgage-backed	4,484	496	3,468	472	1,016	24
State and municipal	3,581	75	3,581	75	-	-
Corporate	389	96	-	-	389	96
Total	$10,037	$675	$8,632	$555	$1,405	$120

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

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$7,459	$33	$-	$-	$7,459	$33
Mortgage-backed	10,194	97	3,508	35	6,686	62
State and municipal	17,858	120	2,087	12	15,771	108
Corporate	1,445	40	-	-	1,445	40
Total	$36,956	$290	$5,595	$47	$31,361	$243

Note 4 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2008	2007

Construction and land development	$63,361	$69,803
Commercial real estate	207,160	198,332
Residential real estate	136,480	133,899
Home equity	57,170	48,313
Total real estate	464,171	450,347

Commercial and industrial	98,546	91,028
Consumer	8,393	10,016
Total loans	$571,110	$551,391

Net deferred loan costs included in the above loan categories are $244,000 for 2008 and $171,000 for 2007.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
(in thousands)	2008	2007

Impaired loans with a valuation allowance	$2,545	$3,092
Impaired loans without a valuation allowance	647	473
Total impaired loans	$3,192	$3,565

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,164	$1,499

Nonaccrual loans excluded from the
impaired loan disclosure	$1,574	$1,329

	Years Ended December 31,
(in thousands)	2008	2007	2006

Average balance in impaired loans	$4,829	$2,540	$2,534

Interest income recognized on impaired loans	$152	$262	$121

Interest income recognized on nonaccrual loans	$-	$-	$-

Loans past due 90 days and still accruing interest	$-	$-	$-

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

Loans that were acquired in the Community First acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made had an outstanding balance of $665,000 and a carrying amount $344,000 at December 31, 2008 and an outstanding balance of $1,010,000 and a carrying amount of $582,000 at December 31, 2007.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2008 and 2007.  These loans are not included in the impaired loan amounts disclosed in Note 4.

(in thousands)	Accretable Yield
Balance at December 31, 2006	$692
Accretion	(52)
Reclassifications from nonaccretable difference	1
Disposals	(530)
Balance at December 31, 2007	111
Accretion	(20)
Disposals	(46)
Balance at December 31, 2008	$45

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2008, are presented below:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Allowance for Loan Losses
Balance, beginning of year	$7,395	$7,264	$6,109
Allowance acquired in merger	-	-	1,598
Provision for loan losses	1,620	403	58
Charge-offs	(1,564)	(515)	(913)
Recoveries	373	243	412
Balance, end of year	$7,824	$7,395	$7,264

	Years Ended December 31,
	2008	2007	2006
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$151	$123	$-
Provision for unfunded commitments	324	28	123
Balance, end of year	$475	$151	$123

  The reserve for unfunded loan commitments is included in other liabilities.

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2008	2007

Land	$3,977	$3,977
Buildings	15,686	11,573
Leasehold improvements	535	492
Furniture and equipment	14,383	13,210
	34,581	29,252
Accumulated depreciation	(17,150)	(15,904)
Premises and equipment, net	$17,431	$13,348

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1,358,000, $1,178,000 and $993,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2008 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2009	$296
2010	228
2011	97
2012	58
2013	21
2014 and after	2
$702

Rent expense for the years ended December 31, 2008, 2007, and 2006 was $329,000, $353,000, and $308,000, respectively.

Note 8– Goodwill and Other Intangible Assets

   In January 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.  A fair value-based test was performed during the third quarter of 2008 that determined the market value of the Company’s shares exceeds the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows (in thousands):

Amount
Balance as of January 1, 2008	$22,468
Goodwill recorded during year	-
Impairment losses	-
Balance as of December 31, 2008	$22,468

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.
Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2008
Amortizable core deposit intangibles	$3,112	$1,037	$2,075
Goodwill	22,468	-	22,468

December 31, 2007
Amortizable core deposit intangibles	$3,112	$660	$2,452
Goodwill	22,468	-	22,468

   Amortization expense of core deposit intangibles for the years ended December 31, 2008, 2007, and 2006 totaled $377,000, $377,000, and $414,000, respectively.  As of December 31, 2008, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2009	$377
2010	377
2011	377
2012	377
2013	377
Thereafter	190

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 was $107,186,000 and $101,212,000 respectively.

At December 31, 2008, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount
2009	$181,352
2010	34,780
2011	15,093
2012	10,878
2013	18,961
$261,064

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007

Customer repurchase agreements	$51,741	$47,891
FHLB overnight borrowings	7,850	7,200
	$59,591	$55,091

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2008, $107,834,000 in 1-4 family residential mortgage loans and $57,170,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of December 31, 2008 and 2007 (in thousands):

Due by December 31	2008 Advance Amount	Weighted Average Rate	Due by December 31	2007 Advance Amount	Weighted Average Rate

2009	$5,000	5.26%	2008	$3,000	5.51%
2011	8,000	2.93	2009	5,000	5.26
2014	787	3.78	2014	937	3.78
	$13,787	3.82%		$8,937	5.19%

Note 12 – Trust Preferred Capital Notes

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Corporation did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Corporation reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Note 13 – Stock-Based Compensation

The Company’s 1997 Stock Option Plan (“1997 Option Plan”) provided for the granting of incentive and non-statutory options to employees on a periodic basis, at the discretion of the Board or a Board designated committee. The 1997 Option Plan authorized the issuance of up to 300,000 shares of common stock.  There were no options granted since 2004, and, effective December 31, 2006, no further options may be granted under this plan.

Effective January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective method and as such, results for prior periods have not been restated.  All options under the 1997 Option Plan were fully vested prior to January 1, 2006; therefore, adoption of SFAS 123R resulted in no compensation expense.  There was no tax benefit associated with stock option activity during 2008, 2007, or 2006.  Under SFAS 123R, a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

The 2008 Stock Incentive Plan (“2008 Option Plan”) was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the stockholders on April 22, 2008.  The 2008 Option Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Option Plan authorized the issuance of up to 500,000 shares of common stock.  SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.  For the year ended December 31, 2008, the Company recognized $59,000 in compensation expense for stock options.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	174,871	$21.15
Granted	59,000	17.00
Exercised	(13,061)	16.83
Forfeited	(2,200)	18.86
Outstanding at December 31, 2008	218,610	$20.31	5.4 years	$91
Exercisable at December 31, 2008	174,360	$21.15	4.2 years	$91

The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2008 and 2007 was $219,000 and $295,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2008, 2007, and 2006 was $51,000, $110,000, and $114,000, respectively.

As of December 31, 2008, there was $176,000 unrecognized compensation expense.  There was no unrecognized compensation expense as of December 31, 2007.  Compensation expense related to stock options was $59,000 in 2008, $0 in 2007 and 2006.

The following table summarizes information related to stock options outstanding on December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted-Average Exercise Price
$13.38 to 15.00	25,789	0.3 yrs	$13.69	25,789	$13.69
15.01 to 20.00	99,794	6.7	17.64	55,544	18.15
20.01 to 25.00	54,400	5.8	24.18	54,400	24.18
25.01 to 26.20	38,627	4.8	26.18	38,627	26.18
	218,610	5.4 yrs	$20.31	174,360	$21.15

  The fair value of each stock option granted in 2008 was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table for the year ended December 31, 2008.

2008
Dividend yield	5.41%
Expected life in years	6.6
Expected volatility	18.10%
Risk-free interest rate	1.77%
Weighted average fair value per option granted	$3.98
   The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 14 – Income Taxes

   The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005.

   The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, with no impact on the consolidated financial statements.

   The components of the Company’s net deferred tax assets were as follows:

(in thousands)	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$2,675	$2,476
Accrued pension benefit	-	243
Nonaccrual loan interest	165	175
Deferred compensation	211	217
Preferred stock impairment, net of valuation allowance	-	294
Allowance for off balance sheet items	166	-
Loans	373	607
Other	50	7
Total deferred tax assets	3,640	4,019

Deferred tax liabilities:
Depreciation	1,005	806
Accretion of discounts on securities	33	33
Core deposit intangibles	508	535
Deferred loan fees	86	60
Net unrealized gains on securities	1,090	574
Prepaid pension expense	240	-
Pension liability	1,826	812
Other	52	178
Total deferred tax liabilities	4,840	2,998
Net deferred tax assets (liabilities)	$(1,200)	$1,021

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2008	2007	2006
Taxes currently payable	$2,490	$4,943	$4,387
Deferred tax expense (benefit)	691	(67)	732
	$3,181	$4,876	$5,119

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	Years Ended December 31,
	2008	2007	2006
Federal statutory rate	34.1%	34.4%	34.4%
Nontaxable interest income	(4.9)	(3.5)	(3.7)
Other	0.8	(1.0)	0.2
Effective rate	28.4%	29.9%	30.9%

Note 15 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,096,649	$1.32	6,139,095	$1.86	5,986,262	$1.91
Effect of dilutive securities - stock options	8,505	(.01)	22,730	-	33,809	(.01)
Diluted earnings per share	6,105,154	$1.31	6,161,825	$1.86	6,020,071	$1.90

Stock options on common stock which were not included in computing diluted EPS in 2008, 2007, and 2006, because their effects were antidilutive averaged 118,640 shares, 89,277 shares, and 88,177 shares, respectively.

Note 16 – Off-Balance Sheet Activities

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2008	2007

Commitments to extend credit	$146,399	$144,301
Standby letters of credit	2,858	6,222
Mortgage loan rate lock commitments	2,031	2,215

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

At December 31, 2008, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $3,787,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts.

Note 17 – Related Party Loans

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2008, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2008 is as follows (in thousands):

Balance at December 31, 2007	$20,282
Additions	22,216
Repayments	(22,703)
Balance at December 31, 2008	$19,795

Note 18 – Employee Benefit Plans

Defined Benefit Plan

The Company maintains a non-contributory defined benefit pension plan which covers substantially all employees who are 21 years of age or older and who have had at least one year of service.  Advanced funding is accomplished by using the actuarial cost method known as the collective aggregate cost method.  Prior to 2008, the Company used October 31 as a measurement date to determine postretirement benefit obligations.  The requirement under SFAS 158 to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The following table sets forth the plan's status and related disclosures as required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R):

	As of and for the Years Ended December 31,
(in thousands)	2008	2007	2006
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,923	$7,038	$7,225
Service cost	843	656	621
Interest cost	600	418	351
Plan amendments	-	-	101
Actuarial loss (gain)	(627)	987	6
Benefits paid	(157)	(176)	(1,266)
Projected benefit obligation at end of year	9,582	8,923	7,038

Change in Plan Assets:
Fair value of plan assets at beginning of year	8,230	7,070	6,056
Actual return on plan assets	(2,888)	1,336	780
Employer contributions	5,000	-	1,500
Benefits paid	(158)	(176)	(1,266)
Fair value of plan assets at end of year	10,184	8,230	7,070

Funded Status at End of Year	$602	$(693)	$32

Amounts Recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$602	$(693)	$32

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$5,205	$2,308	$2,243
Prior service cost	13	12	11
Deferred income tax benefit	(1,827)	(812)	(789)
Amount recognized	$3,391	$1,508	$1,465

	As of and for the Years Ended December 31,
(in thousands)	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$723	$656	$621
Interest cost	515	418	351
Expected return on plan assets	(657)	(564)	(521)
Amortization of prior service cost	(1)	(1)	(23)
Recognized net actuarial loss	112	150	211
Net periodic benefit cost	$692	$659	$639

Adjustment to Retained Earnings Due to Change in Measurement Date
Service cost	$121	N/A	N/A
Interest cost	86	N/A	N/A
Expected return on plan assets	(110)	N/A	N/A
Recognized net actuarial loss	18	N/A	N/A
Net periodic benefit cost	$115	N/A	N/A

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$2,897	$65	$2,243
Prior service cost	-	-	11
Amortization of prior service cost	1	1	-
Total recognized in other comprehensive income	$2,898	$66	$2,254

Total Recognized in Net Periodic Benefit Cost, Retained Earnings and Other Comprehensive Income	$3,705	$725	$2,893

Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	6.00%	6.00%	5.75%
Discount rate used for disclosure	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

N/A – not applicable

The accumulated benefit obligation as of December 31, 2008, 2007, and 2006 was $6,942,364, $6,499,448, and $4,971,000 respectively.

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

Because assets are held in a qualified trust, anticipated returns are not reduced for taxes.  Further, solely for this purpose, the plan is assumed to continue in force and not terminate during the period in which assets are invested.  However, consideration is given to the potential impact of current and future investment policy, cash flow into and out of the trust, and expenses (both investment and non-investment) typically paid from plan assets (to the extent such expenses are not explicitly estimated within periodic cost).

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2008	October 31, 2007
Fixed Income	24.8%	25.0%
Equity	34.0	63.7
Mutual Funds	5.5	-
Cash and Accrued Income	35.7	-
Other	-	11.3
Total	100.0%	100.0%

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

Projected benefit payments for the years 2009 to 2018 are as follows (in thousands):

Year	Amount
2009	$57
2010	85
2011	204
2012	248
2013	290
2014-2018	2,224

The Company does not anticipate making a contribution in 2009.

Defined Contribution Plan

The Company maintains a 401(k) savings plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $263,000, $273,000, and $245,000 to the 401(k) plan in 2008, 2007, and 2006, respectively. These amounts are included employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $33,000, $55,000, and $60,000 for years 2008, 2007, and 2006, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $0, $287,000, and $867,000 for the years 2008, 2007, and 2006, respectively.

Note 19 – Fair Value of Financial Instruments

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February 2008, the FASB issued Staff Position No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

Level 1 –	Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 –
Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 –	Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).  Federal Reserve Bank and Federal Home Loan Bank stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these companies as long as it is a member.  Therefore, they have been excluded from the table below.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	Level 1	Level 2	Level 3
Assets
Securities available for sale	$129,904	$-	$129,904	$-
Mortgage loan derivative contracts	9	-	9	-

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at December 31, 2008
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	Level 1	Level 2	Level 3
Assets
Loans held for sale	$1,764	$-	$1,764	$-
Impaired loans, net of valuation allowance	1,381	-	600	781

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

The estimated fair values of the Company’s assets are as follows:
	December 31, 2008		December 31, 2007
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$24,098	$24,098	$18,304	$18,304
Securities available for sale *	129,904	129,904	141,605	141,605
Securities held to maturity	7,121	7,391	11,990	12,250
Loans held for sale	1,764	1,764	1,368	1,368
Loans, net of allowance	563,286	575,970	543,996	550,458
Accrued interest receivable	3,110	3,110	3,547	3,547

Financial liabilities:
Deposits	$589,138	$591,159	$581,221	$581,726
Repurchase agreements	51,741	51,741	47,891	47,891
Other borrowings	21,637	21,630	16,137	15,850
Trust preferred capital notes	20,619	18,258	20,619	20,155
Accrued interest payable	1,272	1,272	1,722	1,722

* - Excludes restricted stock

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2008 and 2007, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Company’s bank subsidiary can distribute as dividends to American National Bankshares Inc., without the approval of the Comptroller of the Currency, $1,784,000 as of December 31, 2008.

The Company (on a consolidated basis) and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Under the guidelines, total capital is defined as core (Tier I) capital and supplementary (Tier II) capital. The Company’s Tier I capital consists primarily of shareholders' equity and trust preferred capital notes, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2008 and 2007, that the Company met the requirements to be considered “well capitalized.”

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital
Company	$106,573	17.92%	$47,576	>8.0%
Bank	91,686	15.42	47,565	>8.0	$59,457	>10.0%

Tier I Capital
Company	99,124	16.67	23,788	>4.0
Bank	85,144	14.32	23,783	>4.0	35,674	>6.0

Leverage Capital
Company	99,124	13.04	30,408	>4.0
Bank	85,144	11.23	30,333	>4.0	37,916	>5.0

December 31, 2007
Total Capital
Company	$104,179	18.28%	$45,593	>8.0%
Bank	93,961	16.49	45,581	>8.0	$56,976	>10.0%

Tier I Capital
Company	97,033	17.03	22,797	>4.0
Bank	87,806	15.41	22,791	>4.0	34,186	>6.0

Leverage Capital
Company	97,033	12.98	29,912	>4.0
Bank	87,806	11.76	29,862	>4.0	37,328	>5.0

Note 21 – Segment and Related Information

In accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information, reportable segments include community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses.  All assets and liabilities of the Company are allocated to community banking.  Investment income from securities is also allocated to the community banking segment.  Loan fee income, service charges from deposit accounts, and non-deposit fees such as automated teller machine fees and insurance commissions generate additional income for community banking.

Trust and investment services include estate planning, trust account administration, investment management, and retail brokerage.  Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts. The trust and investment services division receives fees for investment and administrative services.

Amounts shown in the “Other” column includes activities of American National Bankshares Inc.  The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based.

Segment information as of and for the years ended December 31, 2008, 2007, and 2006, is shown in the following table:

	2008
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$42,836	$-	$129	$(93)	$42,872
Interest expense	14,559	-	1,373	(93)	15,839
Noninterest income - external customers	3,957	3,899	57	-	7,913
Operating income before income taxes	10,951	1,791	(1,540)	-	11,202
Depreciation and amortization	1,710	23	2	-	1,735
Total assets	788,435	-	749	-	789,184
Capital expenditures	5,423	25	-	-	5,448

	2007
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$48,597	$-	$-	$-	$48,597
Interest expense	17,997	-	1,373	-	19,370
Noninterest income - external customers	4,623	4,128	71	-	8,822
Operating income before income taxes	15,615	2,234	(1,529)	-	16,320
Depreciation and amortization	1,528	25	2	-	1,555
Total assets	771,518	-	770	-	772,288
Capital expenditures	2,087	18	-	-	2,105

	2006
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$45,060	$-	$10	$-	$45,070
Interest expense	15,629	-	1,032	-	16,661
Noninterest income - external customers	4,623	3,793	42	-	8,458
Operating income before income taxes	15,747	1,963	(1,165)	-	16,545
Depreciation and amortization	1,383	22	2	-	1,407
Total assets	777,001	-	719	-	777,720
Capital expenditures	1,044	1	-	-	1,045

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2008	2007

Cash	$13,356	$8,619
Investment in subsidiaries	108,320	112,903
Other assets	1,311	671
Total Assets	$122,987	$122,193

Trust preferred capital notes	$20,619	$20,619
Other liabilities	68	63
Shareholders’ equity	102,300	101,511
Total Liabilities and Shareholders’ Equity	$122,987	$122,193

	Years Ended December 31,
Condensed Statements of Income	2008	2007	2006

Dividends from subsidiary	$12,000	$12,000	$7,900
Other income	150	86	52
Expenses	1,689	1,615	1,217
Income taxes (benefit)	(523)	(520)	(396)
Income before equity in undistributed
earnings of subsidiary	10,984	10,991	7,131
Equity (deficit) in undistributed earnings of subsidiary	(2,963)	453	4,295
Net Income	$8,021	$11,444	$11,426

	Years Ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006
Cash provided by dividends received
from subsidiary	$12,000	$12,000	$7,900
Cash used for payment of dividends	(5,606)	(5,587)	(5,210)
Cash used for repurchase of stock	(904)	(1,359)	(912)
Proceeds from exercise of options	219	295	171
Other	(972)	(1,182)	1,535
Net increase in cash	$4,737	$4,167	$3,484

Note 23 – Concentrations of Credit Risk

Substantially all the Company’s loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectability of the Company’s loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions of the market area.

Loans secured by real estate were $464,171,000, or 81% of the loan portfolio, at December 31, 2008, and $450,347,000, or 82% of the loan portfolio, at December 31, 2007.  Loans secured by commercial real estate represented the largest portion of loans at $207,160,000 at December 31, 2008, and $198,332,000 at December 31, 2007, 36% and 36%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2008 or 2007, loans to lessors of nonresidential buildings represented 13.7% of total loans at December 31, 2008 and 11.0% at December 31, 2007; the lessees and lessors are engaged in a variety of industries.

Note 24 – Supplemental Cash Flow Information

(Dollars in thousands)	For the Years ended December 31,
	2008	2007	2006

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$14,986	$18,155	$24,375
Interest-bearing deposits in other banks	9,112	149	1,749
	$24,098	$18,304	$26,124

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$16,289	$19,332	$14,906
Income taxes	2,936	3,790	3,738
Noncash investing and financing activities:
Transfer of loans to other real estate owned	4,060	498	115
Unrealized gain (loss) on securities available for sale	1,474	2,723	8
Change in unfunded pension liability	2,898	66	-

Transactions related to the merger acquisition:
Increase in assets and liabilities
Cash and due from banks	$-	$-	$2,956
Securities	-	-	8,020
Loans, net	-	-	134,217
Premises and equipment, net	-	-	4,930
Goodwill and core deposit intangibles	-	-	25,580
Accrued interest receivable and other assets	-	-	5,481
Demand deposits--noninterest bearing	-	-	21,376
Demand deposits--interest bearing	-	-	120,596
Borrowings	-	-	2,500
Accrued interest payable and other liabilities	-	-	2,079
Issuance of common stock	-	-	17,546

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements. See Item 8 for reference.
(a)(2)    Financial Statement Schedules.  All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the
 Consolidated Financial Statements.
(a)(3)            Exhibits. The exhibits required by Item 601of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit #		Location

3.1	Amended and Restated Articles of Incorporation Dated August 20, 1997	Exhibit 4.1 on Form S-3 filed August 20, 1997

3.2	Amended Bylaws dated November 18, 2008	Exhibit 3.2 on Form 8-K filed November 19, 2008

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Filed herewith

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Filed herewith

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 31, 2008	Filed herewith

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Filed herewith

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Filed herewith

10.6	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and S. Cabell Dudley, Jr. dated December 31, 2008	Filed herewith

10. 7	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed on May 30, 2008

11.1	Refer to EPS calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and CEO	Filed herewith

31.2	Section 302 Certification of Charles H. Majors, President and Interim Principal Financial Officer	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and CEO	Filed herewith

32.2	Section 906 Certification of Charles H. Majors, President and Interim Principal Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2009	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2009.

/s/ Charles H. Majors	President and Chief Executive Officer
Charles H. Majors	and Interim Principal Financial Officer

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Frank C. Crist, Jr.	Director
Frank C. Crist, Jr., D.D.S.

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Charles S. Harris	Director
Charles S. Harris

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr., Ph.D.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Fred B. Leggett, Jr.	Director
Fred B. Leggett, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux, M.D.

/s/ Martha W. Medley	Director
Martha W. Medley

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ James R. Jefferson	Assistant Treasurer and
James R. Jefferson	Interim Principal Accounting Officer