Form 10-K/A
period 2008-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2009-03-25
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

This Amendment No.1 to Form 10-K filed with the Commission on March 25, 2009 corrects the
Consolidated Statements of Cash Flows included in Item 8 on page 43, which omitted figures in the original submission due to a table transmission error during the Edgarizing process.

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

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$8,021	$11,444	$11,426
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,620	403	58
Depreciation	1,358	1,178	993
Core deposit intangible amortization	377	377	414
Net amortization (accretion) of bond premiums and discounts	(253)	(188)	(51)
Net loss (gain) on sale or call of securities	450	(135)	(62)
Impairment of securities	-	362	-
Gain on sale of loans held for sale	(669)	(733)	(434)
Proceeds from sales of loans held for sale	29,642	31,451	15,673
Originations of loans held for sale	(29,369)	(30,424)	(16,187)
Net loss (gain) on sale of foreclosed real estate	20	(6)	(7)
Net change in valuation allowance on foreclosed real estate	70	-	10
Net loss (gain) on sale of premises and equipment	7	(8)	-
Stock-based compensation expense	59	-	-
Deferred income tax (benefit) expense	691	(67)	732
Net change in interest receivable	398	316	(54)
Net change in other assets	(3,852)	699	(1,369)
Net change in interest payable	(373)	39	429
Net change in other liabilities	(862)	(257)	(703)
Net cash provided by operating activities	7,335	14,451	10,868

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,098	1,070	503
Proceeds from maturities and calls of securities available for sale	40,255	54,965	57,920
Proceeds from maturities and calls of securities held to maturity	4,893	1,884	4,491
Purchases of securities available for sale	(28,636)	(49,763)	(51,716)
Net (increase) decrease in loans	(24,970)	(9,933)	10,278
Proceeds from sale of premises and equipment	-	25	324
Purchases of premises and equipment	(5,448)	(2,105)	(1,045)
Proceeds from sales of other real estate owned	317	30	421
Increase in other real estate owned	(26)	(59)	(230)
Cash paid in acquisition	-	-	(17,087)
Cash acquired in acquisition	-	-	2,956
Net cash (used in) provided by investing activities	(12,517)	(3,886)	6,815

Cash Flows from Financing Activities:
Net change in demand, money market,
and savings deposits	11,438	(17,884)	(9,915)
Net change in time deposits	(3,521)	(9,423)	(15,180)
Net change in customer repurchase agreements	3,850	14,523	(3,835)
Net change in other short-term borrowings	650	7,200	(2,151)
Net change in long-term borrowings	4,850	(6,150)	(2,500)
Net change in trust preferred capital notes	-	-	20,619
Cash dividends paid	(5,606)	(5,587)	(5,210)
Repurchase of stock	(904)	(1,359)	(912)
Proceeds from exercise of stock options	219	295	171
Net cash provided by (used in) financing activities	10,976	(18,385)	(18,913)

Net Increase (Decrease) in Cash and Cash Equivalents	5,794	(7,820)	(1,230)

Cash and Cash Equivalents at Beginning of Period	18,304	26,124	27,354

Cash and Cash Equivalents at End of Period	$24,098	$18,304	$26,124

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