Form 10-Q
period 2009-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2009-05-11
CIK 741516

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes	☐	No	☐

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

At May 7, 2009, the Company had 6,100,323 shares Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2009	2008
Cash and due from banks	$13,632	$14,986
Interest-bearing deposits in other banks	18,188	9,112

Securities available for sale, at fair value	167,981	133,695
Securities held to maturity	6,811	7,121
Total securities	174,792	140,816

Loans held for sale	2,782	1,764

Loans, net of unearned income	569,003	571,110
Less allowance for loan losses	(7,836)	(7,824)
Net loans	561,167	563,286

Premises and equipment, net	18,282	17,431
Other real estate owned	3,345	4,311
Goodwill	22,468	22,468
Core deposit intangibles, net	1,981	2,075
Accrued interest receivable and other assets	12,841	12,935
Total assets	$829,478	$789,184

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$98,926	$95,703
Demand deposits -- interest bearing	94,505	116,132
Money market deposits	72,085	56,615
Savings deposits	63,553	59,624
Time deposits	286,819	261,064
Total deposits	615,888	589,138

Short-term borrowings:
Customer repurchase agreements	60,768	51,741
Other short-term borrowings	12,440	7,850
Long-term borrowings	13,750	13,787
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,098	3,749
Total liabilities	727,563	686,884

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,079,161 shares outstanding at March 31, 2009 and
6,085,628 shares outstanding at December 31, 2008	6,079	6,086
Capital in excess of par value	26,488	26,491
Retained earnings	70,379	71,090
Accumulated other comprehensive loss, net	(1,031)	(1,367)
Total shareholders' equity	101,915	102,300
Total liabilities and shareholders' equity	$829,478	$789,184

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$8,034	$9,444
Interest and dividends on securities:
Taxable	1,120	1,231
Tax-exempt	386	432
Dividends	22	77
Other interest income	88	76
Total interest and dividend income	9,650	11,260

Interest Expense:
Interest on deposits	2,527	3,582
Interest on short-term borrowings	236	484
Interest on long-term borrowings	131	126
Interest on trust preferred capital notes	343	343
Total interest expense	3,237	4,535

Net Interest Income	6,413	6,725
Provision for Loan Losses	350	140

Net Interest Income After Provision for Loan Losses	6,063	6,585

Noninterest Income:
Trust fees	758	880
Service charges on deposit accounts	502	565
Other fees and commissions	242	203
Mortgage banking income	286	195
Brokerage fees	57	143
Securities gains, net	-	30
Net loss on foreclosed real estate	(1,179)	(7)
Other	68	126
Total noninterest income	734	2,135

Noninterest Expense:
Salaries	2,531	2,469
Employee benefits	813	747
Occupancy and equipment	971	966
FDIC assessment	217	17
Bank franchise tax	163	177
Core deposit intangible amortization	94	94
Other	1,086	979
Total noninterest expense	5,875	5,449
Income Before Income Taxes	922	3,271
Income Taxes	154	966
Net Income	$768	$2,305

Net Income Per Common Share:
Basic	$0.13	$0.38
Diluted	$0.13	$0.38
Average Common Shares Outstanding:
Basic	6,081,998	6,107,832
Diluted	6,085,457	6,121,285

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2009 and 2008
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	6,118,717	$6,119	$26,425	$69,409	$(442)	$101,511

Net income	-	-	-	2,305	-	2,305

Change in unrealized gains on securities
available for sale, net of tax, $481	-	-	-	-	897

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(10)	-	-	-	-	(20)

Other comprehensive income					877	877

Total comprehensive income						3,182

Stock repurchased and retired	(28,800)	(29)	(124)	(446)	-	(599)

Stock options exercised	10,268	10	171	-	-	181

Cash dividends declared, $0.23 per share	-	-	-	(1,402)	-	(1,402)

Balance, March 31, 2008	6,100,185	$6,100	$26,472	$69,866	$435	$102,873

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	768	-	768

Change in unrealized gains on securities
available for sale, net of tax, $181	-	-	-	-	336

Other comprehensive income					336	336

Total comprehensive income						1,104

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	1,133	1	15	-	-	16

Stock option expense			15			15

Cash dividends declared, $0.23 per share	-	-		(1,399)	-	(1,399)

Balance, March 31, 2009	6,079,161	$6,079	$26,488	$70,379	$(1,031)	$101,915

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Dollars in thousands) (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net income	$768	$2,305
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	350	140
Depreciation	338	353
Core deposit intangible amortization	94	94
Net amortization (accretion) of bond premiums and discounts	(67)	(64)
Net gain on sale or call of securities	-	(30)
Gain on loans held for sale	(249)	(166)
Proceeds from sales of loans held for sale	12,554	8,279
Originations of loans held for sale	(13,323)	(8,426)
Net loss on foreclosed real estate	1,179	7
Stock-based compensation expense	15	-
Deferred income tax expense (benefit)	(423)	13
Net change in interest receivable	12	223
Net change in other assets	325	(292)
Net change in interest payable	17	(63)
Net change in other liabilities	332	868
Net cash provided by operating activities	1,922	3,241

Cash Flows from Investing Activities:
Proceeds from maturities and calls of securities available for sale	8,995	15,342
Proceeds from maturities and calls of securities held to maturity	311	952
Purchases of securities available for sale	(42,699)	(18,377)
Net change in loans	1,387	(3,386)
Purchases of bank property and equipment	(1,189)	(397)
Proceeds from sales of foreclosed real estate	169	75
Net cash used in investing activities	(33,026)	(5,791)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	995	4,696
Net change in time deposits	25,755	(4,378)
Net change in repurchase agreements	9,027	10,288
Net change in short-term borrowings	4,590	(3,975)
Net change in long-term borrowings	(37)	3,963
Cash dividends paid	(1,399)	(1,402)
Repurchase of stock	(121)	(599)
Proceeds from exercise of stock options	16	181
Net cash provided by financing activities	38,826	8,774

Net Increase in Cash and Cash Equivalents	7,722	6,224

Cash and Cash Equivalents at Beginning of Period	24,098	18,304

Cash and Cash Equivalents at End of Period	$31,820	$24,528

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”) which occurred in April 2006.  Refer to Note 9 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009; the consolidated statements of income for the three months ended March 31, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2009 and 2008; and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.  Operating results for the three month periods ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  These statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008.

Note 2 – Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued Staff Position (“FSP”) Financial Accounting Standards (“FAS”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principals Board Opinion No. (“APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission (the”SEC”) issued Staff Accounting Bulletin No. 111 (“SAB 111”).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$74,216	$1,963	$2	$76,177
Mortgage-backed	42,934	1,491	547	43,878
State and municipal	40,085	819	87	40,817
Corporate	2,980	-	6	2,974
Equity securities:
FHLB stock – restricted	2,598	-	-	2,598
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	164,350	4,273	642	167,981

Debt securities held to maturity:
Mortgage-backed	243	13	-	256
State and municipal	6,568	254	-	6,822
Total securities held to maturity	6,811	267	-	7,078
Total securities	$171,161	$4,540	$642	$175,059

	December 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$43,331	$2,093	$8	$45,416
Mortgage-backed	45,139	1,040	496	45,683
State and municipal	36,726	653	74	37,305
Corporate	1,485	3	96	1,392
Equity securities:
FHLB stock – restricted	2,362	-	-	2,362
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	130,580	3,789	674	133,695

Debt securities held to maturity:
Mortgage-backed	254	10	-	264
State and municipal	6,867	261	1	7,127
Total securities held to maturity	7,121	271	1	7,391
Total securities	$137,701	$4,060	$675	$141,086

The tables below show estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for anticipated recovery in fair value.  As of March 31, 2009, the Company held 20 securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities, in accordance with its accounting policy, for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of March 31, 2009.

March 31, 2009

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$32,005	$2	$32,005	$2	$-	$-
Mortgage-backed	3,162	547	-	-	3,162	547
State and municipal	3,201	87	3,201	87	-	-
Corporate	1,993	6	1,993	6	-	-
Total	$40,361	$642	$37,199	$95	$3,162	$547

December 31, 2008

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$1,583	$8	$1,583	$8	$-	$-
Mortgage-backed	4,484	496	3,468	472	1,016	24
State and municipal	3,581	75	3,581	75	-	-
Corporate	389	96	-	-	389	96
Total	$10,037	$675	$8,632	$555	$1,405	$120

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	March 31, 2009	December 31, 2008

Construction and land development	$53,579	$63,361
Commercial real estate	213,508	207,160
Residential real estate	134,509	136,480
Home equity	61,458	57,170
Total real estate	463,054	464,171

Commercial and industrial	97,261	98,546
Consumer	8,688	8,393
Total loans	$569,003	$571,110

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31,	December 31,
(in thousands)	2009	2008

Impaired loans with a valuation allowance	$2,470	$2,545
Impaired loans without a valuation allowance	1,426	647
Total impaired loans	$3,896	$3,192

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,121	$1,164

Nonaccrual loans excluded from the impaired loan disclosure	$1,006	$1,574

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2009	2008

Average balance in impaired loans	$3,383	$3,647
Interest income recognized on impaired loans	$36	$49
Interest income recognized on nonaccrual loans	$-	$-
Interest on nonaccrual loans had they been accruing	$55	$73
Loans past due 90 days and still accruing interest	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $3,345,000 at March 31, 2009 and $4,311,000 December 31, 2008.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the three months ended March 31, 2009 and 2008, and for the year ended December 31, 2008, are presented below:

(in thousands)	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2009	2008	2008
Allowance for Loan Losses
Balance, beginning of period	$7,824	$7,395	$7,395
Provision for loan losses	350	1,620	140
Charge-offs	(376)	(1,564)	(170)
Recoveries	38	373	60
Balance, end of period	$7,836	$7,824	$7,425

Reserve for unfunded lending commitments
Balance, beginning of period	$475	151	$151
Provision for unfunded commitments	54	324	42
Charge-offs	(215)	-	-
Balance, end of period	$314	$475	$193

The reserve for unfunded loan commitments in included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2008 that determined the market value of the Company’s shares exceeds the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2009, are as follows (in thousands):

Amount
Balance as of December 31, 2008	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of March 31, 2009	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at March 31, 2009 was $1,981,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008

Customer repurchase agreements	$60,768	$51,741
FHLB overnight borrowings	12,440	7,850
	$73,208	$59,591

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of March 31, 2009, $106,631,000 in 1-4 family residential mortgage loans and $62,161,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of March 31, 2009 and December 31, 2008 (in thousands):

Due by March 31	2009 Advance Amount	Weighted Average Rate	Due by December 31	2008 Advance Amount	Weighted Average Rate

2010	$5,000	5.26%	2009	$5,000	5.26%
2011	4,000	2.92	2011	8,000	2.93
2012	4,000	2.93	2014	787	3.78
2014	750	3.78		$13,787	3.82%
	$13,750	3.82%

Note 9 – Trust Preferred Capital Notes

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

Note 10 – Stock Based Compensation

A summary of stock option transactions for the three months ended March 31, 2009, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2008	218,610	$20.31
Granted	-	-
Exercised	(1,133)	14.29
Forfeited	(10,000)	22.94
Outstanding at March 31, 2009	207,477	$20.22	5.2	$47
Exercisable at March 31, 2009	163,227	$21.09	3.9	$47

The total intrinsic value of options exercised during the three month period ended March 31, 2009 was $2,000.

There were 59,000 options granted in the fourth quarter of 2008, which resulted in $15,000 compensation expense in the first quarter of 2009.  $161,000 remains to be expensed in future periods.  No other options were granted in 2008 or 2007.  There was no tax benefit associated with stock option activity during 2009, 2008, or 2007.  Under SFAS No. 123R, “Share-Based Payment” a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,081,998	$.13	6,107,832	$.38
Effect of dilutive securities - stock options	3,459	-	13,453	-
Diluted	6,085,457	$.13	6,121,285	$.38

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2009 and 2008, because their effects were antidilutive, averaged 138,511 and 93,027, respectively.

Note 12 – Employee Benefit Plans

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2009	2008
Service cost	$184	$181
Interest cost	146	128
Expected return on plan assets	(203)	(164)
Recognized net actuarial loss	111	28

Net periodic benefit cost	$238	$173

The Company’s anticipated contribution for 2009 is $481,000.

Note 13 – Segment and Related Information

In accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, reportable segments include community banking and trust and investment services.

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

Amounts shown in the “Other” column include activities of American National Bankshares Inc. and its subsidiary, AMNB Statutory Trust I.  Refer to Note 1 for additional information on the Trust.  The “Other” column also includes corporate items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Intersegment eliminations primarily consist of American National Bankshares Inc.’s investment in American National Bank and Trust Company and related equity earnings.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market based.

Segment information as of and for the three month periods ended March 31, 2009 and 2008, is shown in the following table.

Three Months Ended March 31, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,650	$-	$80	$(80)	$9,650
Interest expense	2,974	-	343	$(80)	3,237
Noninterest income	(93)	815	12	-	734
Operating income before income taxes	955	294	(327)	-	922
Depreciation and amortization	425	6	1	-	432
Total assets	828,714	-	764		829,478
Capital expenditures	1,181	8	-	-	1,189

Three Months Ended March 31, 2008
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$11,260	$-	$-	$-	$11,260
Interest expense	4,192	-	343	-	4,535
Noninterest income	1,096	1,023	16	-	2,135
Operating income before income taxes	3,111	566	(406)	-	3,271
Depreciation and amortization	440	6	1	-	447
Total assets	784,257	-	792		785,049
Capital expenditures	397	-	-	-	397

Note 14 – Fair Value of Financial Instruments

    The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

    In October of 2008, the FASB issued FSP 157-3 to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Securities available for sale	$163,954	$-	$163,954	$-
Mortgage loan derivative contracts	(1)	-	(1)	-

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

    The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the quarter ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at March 31, 2009
	Balance as of March 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Loans held for sale	$2,782	$-	$2,782	$-
Impaired loans, net of valuation allowance	1,349	-	858	491

Note 15 – Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2009	2008
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$13,632	$20,310
Interest-bearing deposits in other banks	18,188	4,218

	$31,820	$24,528

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,286	$4,598
Income taxes	-	72
Noncash investing and financing activities:
Transfer of loans to other real estate owned	382	-
Unrealized loss on securities available for sale	517	1,349

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (the”Bank”) (collectively referred to as the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially fro those stated or implied by such forward-looking statements.

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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2009 presentation.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses and (2) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2008 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2008 have occurred that would question the impairment of goodwill.

Non-GAAP Presentations

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Internet Access to Corporate Documents

The Company provides access to its Securities and Exchange Commission (“SEC”) filings through a link on the Investors Relations page of the Company’s web site at www.amnb.com.  Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In comparison to the first quarter of 2008, net interest income on a taxable equivalent basis decreased $328,000, or 4.7%, for the first quarter of 2009.  This decrease was due primarily to reductions in interest rates.  Since September 2007, the Federal Open Market Committee of the Federal Reserve Board has reduced the intended federal funds rate ten times by a total of 5.00% and, as a result, rates earned on loans fell more quickly than rates paid on deposits.  The Company’s net interest margin, on a fully taxable equivalent basis, was 3.61% during the first quarter of 2009, compared to 3.88% during the same quarter of 2008.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the first quarter 2009 and 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2009	2008	2009	2008	2009	2008
Loans:
Commercial	$96,097	$85,632	$1,100	$1,454	4.58%	6.79%
Real estate	469,346	460,429	6,779	7,789	5.78	6.77
Consumer	7,895	9,524	178	217	9.02	9.11
Total loans	573,338	555,585	8,057	9,460	5.62	6.81

Securities:
Federal agencies	45,767	50,064	521	597	4.55	4.77
Mortgage-backed	44,560	47,405	562	603	5.04	5.09
State and municipal	42,726	47,847	604	656	5.65	5.48
Other	5,014	6,383	33	99	2.63	6.20
Total securities	138,067	151,699	1,720	1,955	4.98	5.15

Deposits in other banks	23,575	10,224	88	76	1.49	2.97

Total interest earning assets	734,980	717,508	9,865	11,491	5.37	6.41

Nonearning assets	68,226	62,696

Total assets	$803,206	$780,204

Deposits:
Demand	$112,459	$107,994	190	225	0.68	0.83
Money market	64,648	51,320	198	294	1.23	2.29
Savings	61,289	63,184	40	116	0.26	0.73
Time	272,425	263,700	2,099	2,947	3.08	4.47
Total deposits	510,821	486,198	2,527	3,582	1.98	2.95

Customer repurchase agreements	56,051	54,624	233	451	1.66	3.30
Other short-term borrowings	2,071	3,091	3	33	0.58	4.27
Long-term borrowings	34,398	30,779	474	469	5.51	6.10

Total interest bearing liabilities	603,341	574,692	3,237	4,535	2.15	3.16

Noninterest bearing
demand deposits	93,181	97,212
Other liabilities	3,839	5,958
Shareholders' equity	102,845	102,342
Total liabilities and
shareholders' equity	$803,206	$780,204

Interest rate spread					3.22%	3.25%
Net interest margin					3.61%	3.88%

Net interest income (taxable equivalent basis)			6,628	6,956
Less: Taxable equivalent adjustment			215	231
Net interest income			$6,413	$6,725

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended March 31
	2009 vs. 2008
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(354)	$(516)	$162
Real estate	(1,010)	(1,158)	148
Consumer	(39)	(2)	(37)
Total loans	(1,403)	(1,676)	273
Securities:
Federal agencies	(76)	(26)	(50)
Mortgage-backed	(41)	(5)	(36)
State and municipal	(52)	20	(72)
Other securities	(66)	(48)	(18)
Total securities	(235)	(59)	(176)
Deposits in other banks	12	(51)	63
Total interest income	(1,626)	(1,786)	160

Interest expense
Deposits:
Demand	(35)	(44)	9
Money market	(96)	(160)	64
Savings	(76)	(73)	(3)
Time	(848)	(943)	95
Total deposits	(1,055)	(1,220)	165
Customer repurchase agreements	(218)	(229)	11
Other borrowings	(25)	(62)	37
Total interest expense	(1,298)	(1,511)	213
Net interest income	$(328)	$(275)	$(53)

Noninterest Income

      Noninterest income decreased 65.6% to $734,000 in the first quarter of 2009 from $2,135,000 in the first quarter of 2008, due primarily to a $1.2 million valuation adjustment on foreclosed real estate assets. This property represents one relationship, an acquisition and development credit in the North Carolina Triad area, and constitutes over 60% of the Bank's other real estate owned.

Fees from the management of trusts, estates, and asset management accounts decreased to $758,000 in the first quarter of 2009 from $880,000 for the same period in 2008.  Volatility in the financial markets negatively impacted account asset values, which offset the income from new account activity.  A substantial portion of Trust fees are earned based on account values.

Service charges on deposit accounts were $502,000, a decline of $63,000 or 11.1% from the first quarter of 2008, primarily due to a drop in customer overdraft activity.

Mortgage banking income was $286,000 in the first quarter of 2009, compared to $195,000 for the same period in 2008, an increase of $91,000 or 46.7%. This income improvement reflects the impact of historically low mortgage rates and increased refinancing activity.

Brokerage fees decreased 60.1% to $57,000 in the first quarter of 2009, from $143,000 in the first quarter of 2008, due to decreased retail investment activity.

Noninterest income
	Three Months Ended
	March 31,
(in thousands)	2009	2008

Trust fees	$758	$880
Service charges on deposit accounts	502	565
Other fees and commissions	242	203
Mortgage banking income	286	195
Brokerage fees	57	143
Securities gains (losses), net	-	30
Net loss on foreclosed real estate	(1,179)	(7)
Bank owned life insurance	34	33
Check order charges	28	29
Investment in insurance companies	2	6
VISA Incentive	-	39
Other	4	19
	$734	$2,135

Noninterest Expense

Noninterest expense was $5,875,000 for the first quarter of 2009 compared to $5,449,000 for the same period in 2008, an increase of $426,000 or 7.8%.

Salaries increased $62,000 or 2.5% in the first quarter of 2009 compared to the same period in 2008, due primarily to limited salary increases.

Employee benefits increased $66,000 or 8.8% in the first quarter of 2009 over the same period last year primarily due to increases in employee insurance expenses.

The Federal Deposit Insurance Corporation (“FDIC”) insurance assessment increased $200,000 in the first quarter of 2009 over the same period in 2008. This increase reflected the expiration of an assessment credit and the impact of industry-wide premium increases.

Noninterest expense
	Three Months Ended
	March 31,
(in thousands)	2009	2008

Salaries	$2,531	$2,469
Employee benefits	813	747
Occupancy and equipment	971	966
FDIC assessment	217	17
Bank franchise tax	163	177
Core deposit intangible amortization	94	94
Telephone	115	101
Stationery and printing supplies	104	71
Director fees	65	49
Postage	58	76
Provision for unfunded lending commitments	55	42
ATM and VISA network fees	55	74
Trust services contracted	51	50
Internet banking fees	51	49
Legal	49	34
Regulatory assessments	46	44
Advertising and marketing	43	47
Auditing	40	38
Other	354	304
	$5,875	$5,449

Income Taxes

The effective tax rate for the first quarter of 2009 was 16.7% compared to 29.5% for the same period of 2008.  The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense that tend to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The portfolio consists primarily of high quality, investment-grade securities.  Federal agency, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

The available for sale securities portfolio increased to $167,981,000 at March 31, 2009 from $133,695,000 at December 31, 2008.  The held to maturity securities portfolio decreased to $6,811,000 at March 31, 2009 from $7,121,000 at December 31, 2008.

At March 31, 2009, the available for sale portfolio had an estimated fair value of $167,981,000 and an amortized cost of $164,350,000, resulting in a net unrealized gain of $3,631,000.At the same date, the held to maturity portfolio had an estimated fair value of $7,078,000 and an amortized cost of $6,811,000, resulting in a net unrealized gain of $267,000.

At March 31, 2009, mortgage-backed securities consist principally of obligations of U.S. Government agencies and sponsored entities.  Mortgage-backed securities issued by non-U.S. Government agencies and sponsored entities as of March 31, 2009, had an amortized cost of $3,039,000 and an estimated fair value of $2,500,000; resulting in an estimated net unrealized loss of $539,000.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans decreased to $569,003,000 at March 31, 2009 from $571,110,000 at December 31, 2008, a decline of $2,107,000 or 0.37%.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was virtually unchanged at $7,836,000 at March 31, 2009 compared to $7,824,000 at December 31, 2008.  The allowance was 1.38% of loans at the end of the first quarter 2009 compared to 1.37% at year-end.  Annualized net charge-offs represented 0.24% of total loans during the first quarter of 2009.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.50% of total loans at March 31, 2009 and December 31, 2008.   There were no troubled debt restructurings at March 31, 2009 or December 31, 2008.

The following table summarizes nonperforming assets (in thousands):

	March 31,	December 31,
	2009	2008
Loans 90 days or more past due	$-	$-
Nonaccrual loans	2,821	2,845
Nonperforming loans	2,821	2,845
Foreclosed real estate	3,345	4,311
Nonperforming assets	$6,166	$7,156

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Deposits increased to $615,888,000 at March 31, 2009 from $589,138,000 at December 31, 2008, an increase of $26,750,000 or 4.5%.  Of this increase approximately $21.6 million represents brokered deposits obtained in mid-quarter. $5 million of the proceeds were used to pay off an advance from the Federal Home Loan Bank of Atlanta; the remaining funds were used for general liquidity purposes. Management anticipates that three quarters of these funds will mature by year end and the Bank does not plan for them to be renewed. Core deposit growth continues to be an ongoing challenge for the community banking industry.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity decreased to $101,915,000 at March 31, 2009 from $102,300,000 at December 31, 2008.  The decrease was largely the result of dividends paid during the quarter being larger than net income during the quarter. In the first quarter of 2009, the Company declared and paid a quarterly cash dividend of $.23 per share.

Banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the combination of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2009, the Company's Tier I and total capital ratios were 16.23% and 17.48%, respectively.  At December 31, 2008, these ratios were 16.67% and 17.92%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.66% and 13.04% at March 31, 2009 and December 31, 2008, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2009, that the Company met the requirements to be considered “well capitalized

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2009	December 31, 2008

Commitments to extend credit	$145,667	$146,399
Standby letters of credit	2,565	2,858
Mortgage loan rate-lock commitments	2,783	2,031

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Effectively managing market risk is essential to achieving the Company’s financial objectives.  Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices.  The Company is not subject to currency exchange risk or commodity price risk.  The Company’s primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk.  Both are discussed below.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice fastert than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.

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

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and  the Federal Reserve Bank’s discount window, federal funds lines of credit from two correspondent banks, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2009, principal obligations to the FHLB consisted of $12,440,000 in floating-rate, overnight borrowings and $13,750,000 in fixed-rate, long-term advances.  FHLB borrowings were $21,637,000 at December 31, 2008, consisting of $7,850,000 in floating-rate, overnight borrowings and $13,787,000 in fixed-rate, long-term advances.

The Company had fixed-rate term borrowing contracts with the FHLB as of March 31, 2009, with the following final maturities (in thousands):

Amount	Expiration Date
$5,000,000	April 2009
4,000,000	March 2011
4,000,000	April 2011
750,000	March 2014
$13,750,000

    The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2009.

There have been no material changes to market risk as disclosed in the Company’s 2008 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended March 31, 2009
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1–31	2,500	$16.25	2,500	87,250
February 1-28	2,600	15.76	2,600	84,650
March 1-31	2,500	15.75	2,500	82,150

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
None

4.	Submission of Matters to a Vote of Security Holders
None

5.      Other Information
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

6.	Exhibits
11.	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – May 8, 2009	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 8, 2009	Chief Financial Officer