Form 10-Q
period 2009-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2009-08-10
CIK 741516

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes☐ No ☒

    At August 5, 2009, the Company had 6,099,333 shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2009	2008
Cash and due from banks	$ 13,905	$ 14,986
Interest-bearing deposits in other banks	26,879	9,112

Securities available for sale, at fair value	144,706	133,695
Securities held to maturity	6,712	7,121
Total securities	151,418	140,816

Loans held for sale	10,408	1,764

Loans, net of unearned income	557,042	571,110
Less allowance for loan losses	(7,934)	(7,824)
Net loans	549,108	563,286

Premises and equipment, net	18,912	17,129
Other real estate owned	4,033	4,311
Goodwill	22,468	22,468
Core deposit intangibles, net	1,886	2,075
Accrued interest receivable and other assets	12,466	13,237
Total assets	$ 811,483	$ 789,184

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$ 101,449	$ 95,703
Demand deposits -- interest bearing	91,424	116,132
Money market deposits	81,306	56,615
Savings deposits	62,768	59,624
Time deposits	278,284	261,064
Total deposits	615,231	589,138

Short-term borrowings:
Customer repurchase agreements	59,437	51,741
Other short-term borrowings	-	7,850
Long-term borrowings	8,712	13,787
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,866	3,749
Total liabilities	708,865	686,884

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,100,330 shares outstanding at June 30, 2009 and
6,085,628 shares outstanding at December 31, 2008	6,100	6,086
Capital in excess of par value	26,772	26,491
Retained earnings	70,682	71,090
Accumulated other comprehensive loss, net	(936)	(1,367)
Total shareholders' equity	102,618	102,300
Total liabilities and shareholders' equity	$ 811,483	$ 789,184

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	June 30
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$ 7,917	$ 8,987
Interest and dividends on securities:
Taxable	1,233	1,234
Tax-exempt	416	420
Dividends	21	73
Other interest income	103	74
Total interest and dividend income	9,690	10,788

Interest Expense:
Interest on deposits	2,180	3,116
Interest on short-term borrowings	177	427
Interest on long-term borrowings	80	171
Interest on trust preferred capital notes	344	344
Total interest expense	2,781	4,058

Net Interest Income	6,909	6,730
Provision for Loan Losses	492	600

Net Interest Income After Provision for Loan Losses	6,417	6,130

Noninterest Income:
Trust fees	767	916
Service charges on deposit accounts	511	601
Other fees and commissions	251	226
Mortgage banking income	568	200
Brokerage fees	73	101
Securities gains (losses), net	1	(138)
Impairment of securites	-	(255)
Net loss on foreclosed real estate	(43)	-
Other	125	190
Total noninterest income	2,253	1,841

Noninterest Expense:
Salaries	2,732	2,481
Employee benefits	832	777
Occupancy and equipment	719	1,210
FDIC assessment	564	24
Bank franchise tax	160	173
Core deposit intangible amortization	95	95
Other	1,219	883
Total noninterest expense	6,321	5,643

Income Before Income Taxes	2,349	2,328
Income Taxes	643	519
Net Income	$ 1,706	$ 1,809

Net Income Per Common Share:
Basic	$ 0.28	$ 0.30
Diluted	$ 0.28	$ 0.30
Average Common Shares Outstanding:
Basic	6,096,034	6,098,184
Diluted	6,097,047	6,108,536

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Six Months Ended
	June 30
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$ 15,951	$ 18,431
Interest and dividends on securities:
Taxable	2,353	2,465
Tax-exempt	802	852
Dividends	43	150
Other interest income	191	150
Total interest and dividend income	19,340	22,048

Interest Expense:
Interest on deposits	4,707	6,698
Interest on short-term borrowings	413	911
Interest on long-term borrowings	211	297
Interest on trust preferred capital notes	687	687
Total interest expense	6,018	8,593

Net Interest Income	13,322	13,455
Provision for Loan Losses	842	740

Net Interest Income After Provision for Loan Losses	12,480	12,715

Noninterest Income:
Trust fees	1,525	1,796
Service charges on deposit accounts	1,013	1,166
Other fees and commissions	493	429
Mortgage banking income	854	395
Brokerage fees	130	244
Securities gains (losses), net	1	(108)
Impairment of securities	-	(255)
Net loss on foreclosed real estate	(1,222)	(7)
Other	193	316
Total noninterest income	2,987	3,976

Noninterest Expense:
Salaries	5,263	4,950
Employee benefits	1,645	1,524
Occupancy and equipment	1,470	1,436
FDIC assessment	781	41
Bank franchise tax	323	350
Core deposit intangible amortization	189	189
Other	2,525	2,602
Total noninterest expense	12,196	11,092

Income Before Income Taxes	3,271	5,599
Income Taxes	797	1,485
Net Income	$ 2,474	$ 4,114

Net Income Per Common Share:
Basic	$ 0.41	$ 0.67
Diluted	$ 0.41	$ 0.67
Average Common Shares Outstanding:
Basic	6,089,055	6,103,008
Diluted	6,091,291	6,114,911

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2009 and 2008
(Dollars in thousands) (Unaudited)
					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	6,118,717	$ 6,119	$ 26,425	$ 69,409	$ (442)	$ 101,511

Net income	-	-	-	4,114	-	4,114

Change in unrealized gains on securities
available for sale, net of tax, $(332)	-	-	-	-	(618)

Add: Reclasification adjustment for losses
on impairment of securities, net of tax, $89	-	-	-	-	166

Add: Reclassification adjustment for losses
on securities available for sale, net of
tax, $38	-	-	-	-	70

Other comprehensive income					(382)	(382)

Total comprehensive income						3,732

Change in pension plan measurement date,
net of tax, $(40)					(74)	(74)

Stock repurchased and retired	(31,200)	(31)	(135)	(484)	-	(650)

Stock options exercised	10,345	10	173	-	-	183

Cash dividends declared, $0.46 per share	-	-	-	(2,806)	-	(2,806)

Balance, June 30, 2008	6,097,862	$ 6,098	$ 26,463	$ 70,233	$ (898)	$ 101,896

Balance, December 31, 2008	6,085,628	$ 6,086	$ 26,491	$ 71,090	$ (1,367)	$ 102,300

Net income	-	-	-	2,474	-	2,474

Change in unrealized gains on securities
available for sale, net of tax, $232	-	-	-	-	432

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $0	-	-	-	-	(1)

Other comprehensive income					431	431

Total comprehensive income						2,905

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	22,302	22	283	-	-	305

Stock option expense			31			31

Cash dividends declared, $0.46 per share	-	-		(2,802)	-	(2,802)

Balance, June 30, 2009	6,100,330	$ 6,100	$ 26,772	$ 70,682	$ (936)	$ 102,618
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Dollars in thousands) (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net income	$ 2,474	$ 4,114
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Provision for loan losses	842	740
Depreciation	566	552
Core deposit intangible amortization	189	188
Net amortization (accretion) of bond premiums and discounts	(144)	(121)
Net (gain) loss on sale or call of securities	(1)	108
Impairment of securities	-	255
Gain on loans held for sale	(752)	(337)
Proceeds from sales of loans held for sale	30,756	16,400
Originations of loans held for sale	(38,648)	(16,895)
Net (gain) loss on foreclosed real estate	(17)	7
Change in valuation allowance for foreclosed real estate	1,239	-
Stock-based compensation expense	31	-
Deferred income tax (benefit) expense	(510)	19
Net change in interest receivable	(149)	66
Net change in other assets	1,199	(1,084)
Net change in interest payable	(211)	(258)
Net change in other liabilities	1,327	(1,176)
Net cash (used in) provided by operating activities	(1,809)	2,578

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	814
Proceeds from maturities and calls of securities available for sale	48,188	28,991
Proceeds from maturities and calls of securities held to maturity	411	2,164
Purchases of securities available for sale	(58,393)	(22,109)
Net decrease (increase) in loans	12,202	(17,694)
Purchases of bank property and equipment	(2,349)	(1,003)
Proceeds from sales of foreclosed real estate	190	119
Net cash provided by (used in) investing activities	249	(8,718)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	8,873	1,419
Net change in time deposits	17,220	(13,396)
Net change in customer repurchase agreements	7,696	10,082
Net change in short-term borrowings	(7,850)	16,425
Net change in long-term borrowings	(5,075)	4,926
Cash dividends paid	(2,802)	(2,806)
Repurchase of stock	(121)	(650)
Proceeds from exercise of stock options	305	183
Net cash provided by financing activities	18,246	16,183

Net Increase in Cash and Cash Equivalents	16,686	10,043

Cash and Cash Equivalents at Beginning of Period	24,098	18,304

Cash and Cash Equivalents at End of Period	$ 40,784	$ 28,347

The accompanying notes are an integral part of the consolidated financial statements.

 AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the "Trust”) and a wholly owned subsidiary of the Company, was formed for the purpose of issuing preferred securities (the "Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”) which occurred in April 2006.  Refer to Note 9 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals  necessary to present fairly the Company’s financial position as of June 30, 2009; the consolidated statements of income for the three and six months ended June 30, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2009 and 2008; and the consolidated statements of cash flows for the six  months ended June 30, 2009 and 2008.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  These statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008.

Note 2 – Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (‘SFAS”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP SFAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not expect the adoption of FSP SFAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principals Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009.  The Company does not expect the adoption of FSP SFAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS 115-2 and SFAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP SFAS 115-2 and SFAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111.  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period.  Earlier application is prohibited.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

           In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the SEC issued SAB No. 112. SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$ 45,665	$ 1,760	$ 54	$ 47,371
Mortgage-backed	39,160	1,334	346	40,148
State and municipal	47,767	1,036	110	48,693
Corporate	3,974	158	-	4,132
Equity securities:
FHLB stock – restricted	2,811	-	-	2,811
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	122	-	-	122
Total securities available for sale	140,928	4,288	510	144,706

Debt securities held to maturity:
Mortgage-backed	223	15	-	238
State and municipal	6,489	216	-	6,705
Total securities held to maturity	6,712	231	-	6,943
Total securities	$ 147,640	$ 4,519	$ 510	$ 151,649

	December 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$ 43,331	$ 2,093	$ 8	$ 45,416
Mortgage-backed	45,139	1,040	496	45,683
State and municipal	36,726	653	74	37,305
Corporate	1,485	3	96	1,392
Equity securities:
FHLB stock – restricted	2,362	-	-	2,362
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	130,580	3,789	674	133,695

Debt securities held to maturity:
Mortgage-backed	254	10	-	264
State and municipal	6,867	261	1	7,127
Total securities held to maturity	7,121	271	1	7,391
Total securities	$ 137,701	$ 4,060	$ 675	$ 141,086

The Corporation’s investment in Federal Home loan Bank (“FHLB”) stock totaled $2,811,000 at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Corporation does not consider this investment to be other temporarily impaired at June 20, 2009 and no impairment has been recognized.

The tables below show estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.  The date for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently if economic or market concerns warrant.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company intends to sell the security or may be required to sell the security prior to maturity.  As of June 30, 2009, the Company held six securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of June 30, 2009.

June 30, 2009

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$ 1,954	$ 54	$ 1,954	$ 54	$ -	$ -
Mortgage-backed	2,488	346	-	-	2,488	346
State and municipal	8,059	110	7,196	79	863	31
Total	$ 12,501	$ 510	$ 9,150	$ 133	$ 3,351	$ 377

December 31, 2008

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$ 1,583	$ 8	$ 1,583	$ 8	$ -	$ -
Mortgage-backed	4,484	496	3,468	472	1,016	24
State and municipal	3,581	75	3,581	75	-	-
Corporate	389	96	-	-	389	96
Total	$ 10,037	$ 675	$ 8,632	$ 555	$ 1,405	$ 120

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30, 2009	December 31, 2008

Construction and land development	$ 50,930	$ 63,361
Commercial real estate	210,832	207,160
Residential real estate	128,835	136,480
Home equity	61,818	57,170
Total real estate	452,415	464,171

Commercial and industrial	96,978	98,546
Consumer	7,649	8,393
Total loans	$ 557,042	$ 571,110

    The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30,	December 31,
(in thousands)	2009	2008

Impaired loans with a valuation allowance	$ 1,879	$ 2,545
Impaired loans without a valuation allowance	640	647
Total impaired loans	$ 2,519	$ 3,192

Allowance provided for impaired loans,
included in the allowance for loan losses	$ 953	$ 1,164

Nonaccrual loans excluded from the impaired loan disclosure	$ 1,573	$ 1,574

As of and for the	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2008

Average balance in impaired loans……………..	$ 3,312	$ 3,348	$ 5,729	$4,687
Interest income recognized on impaired loans…………..	47	83	59	108
Interest income recognized on nonaccrual loans……….	-	-	-	-
Interest on non-accrual loans had they been accruing…………………….	147	202	96	169
Loans past due 90 days and still accruing interest….	-	-	172	172

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $4,033,000 at June 30, 2009 and $4,311,000 December 31, 2008.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the six months ended June 30, 2009 and 2008, and for the year ended December 31, 2008, are presented below:

(in thousands)	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2009	2008	2008
Allowance for Loan Losses
Balance, beginning of period	$ 7,824	$ 7,395	$ 7,395
Provision for loan losses	842	1,620	740
Charge-offs	(798)	(1,564)	(373)
Recoveries	66	373	170
Balance, end of period	$ 7,934	$ 7,824	$ 7,932

Reserve for unfunded lending commitments
Balance, beginning of period	$ 475	151	$ 151
Provision for unfunded commitments	(12)	324	218
Charge-offs	(215)	-	-
Balance, end of period	$ 248	$ 475	$ 369

The reserve for unfunded loan commitments is included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

 In January 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2008 that determined there has been no impairment in the value of goodwill.

    The changes in the carrying amount of goodwill for the quarter ended June 30, 2009, are as follows (in thousands):

Balance as of December 31, 2008	$ 22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of June 30, 2009	$ 22,468

    Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at June 30, 2009 was $1,886,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or Government Sponsored Enterprises (“GSE”).  They mature daily.  The interest rates may be changed at the discretion of the Company.  FHLB overnight borrowings have floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008

Customer repurchase agreements	$ 59,437	$ 51,741
FHLB overnight borrowings	-	7,850
	$ 59,437	$ 59,591

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of June 30, 2009, $98,157,000 in 1-4 family residential mortgage loans and $57,258,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of June 30, 2009 and December 31, 2008 (in thousands):

Due by June 30	2009 Advance Amount	Weighted Average Rate	Due by December 31	2008 Advance Amount	Weighted Average Rate

2011	8,000	2.92	2009	$ 5,000	5.26%
2014	712	3.78	2011	8,000	2.93
	$ 8,712	2.99%	2014	787	3.78
				$ 13,787	3.82%

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011.  The securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the Company did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Note 10 – Stock Based Compensation

A summary of stock option transactions for the six months ended June 30, 2009, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2008	218,610	$20.31
Granted	6,000	16.00
Exercised	(22,302)	13.69
Forfeited	(19,500)	19.45
Outstanding at June 30, 2009	182,808	$21.07	5.6	$ 183
Exercisable at June 30, 2009	137,058	$22.47	4.3	$ 74

The total intrinsic value of options exercised during the six month period ended June 30, 2009 was $52,000.

There were 59,000 options granted in the fourth quarter of 2008 and 6,000 options granted in the second quarter of 2009, which resulted in $31,000 equity related compensation expense in 2009.  $158,000 remains to be expensed in future periods.  No other options were granted in 2008.  There was no tax benefit associated with stock option activity during 2009 or 2008.  Under SFAS No. 123R, “Share-Based Payment” a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Note 11 – Earnings Per Share

    The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30,
	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,096,034	$ .28	6,098,184	$ .30
Effect of dilutive securities - stock options	1,013	-	10,352	-
Diluted	6,097,047	$ .28	6,108,536	$ .30

	Six Months Ended
	June 30,
	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,089,055	$ .41	6,103,008	$ .67
Effect of dilutive securities - stock options	2,236	-	11,903	-
Diluted	6,091,291	$ .41	6,114,911	$ .67

    Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2009 and 2008, because their effects were antidilutive, averaged 106,511 and 116,511, respectively.

Note 12 – Employee Benefit Plans

The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$ 184	$ 181	$ 368	$ 362
Interest cost	146	129	292	257
Expected return on plan assets	(203)	(164)	(406)	(328)
Amortization of prior service cost	-	(1)	-	(1)
Recognized net actuarial loss	111	28	222	56

Net periodic benefit cost	$ 238	$ 173	$ 476	$ 346

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

Segment information as of and for the six month periods ended June 30, 2009 and 2008, is shown in the following table.

	Three Months Ended June 30, 2009
	.	Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$ 9,690	$ -	$ 79	$ (79)	$ 9,690
Interest expense	2,516	-	344	(79)	2,781
Noninterest income	1,398	839	16	-	2,253
Income (loss) before income taxes	2,330	362	(343)	-	2,349
Depreciation and amortization	376	7	-	-	383
Total assets	810,728	-	755	-	811,483
Capital expenditures	1,160	-	-	-	1,160

	Three Months Ended June 30, 2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$ 10,788	$ -	$ -	$ -	$ 10,788
Interest expense	3,714	-	344	-	4,058
Noninterest income	815	1,017	9	-	1,841
Income (loss) before income taxes	2,207	520	(399)	-	2,328
Depreciation and amortization	355	6	-	-	361
Total assets	789,926	-	769	-	790,695
Capital expenditures	600	6	-	-	606

	Six Months Ended June 30, 2009
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$ 19,340	$ -	$ 159	$ (159)	$ 19,340
Interest expense	5,490	-	687	(159)	6,018
Noninterest income	1,305	1,654	28	-	2,987
Income (loss) before income taxes	3,285	656	(670)	-	3,271
Depreciation and amortization	741	13	1	-	755
Total assets	810,728	-	755	-	811,483
Capital expenditures	2,341	8	-	-	2,349

	Six Months Ended June 30, 2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$ 22,048	$ -	$ -	$ -	$ 22,048
Interest expense	7,906	-	687	-	8,593
Noninterest income	1,911	2,040	25	-	3,976
Income (loss) before income taxes	5,318	1,086	(805)	-	5,599
Depreciation and amortization	727	12	1	-	740
Total assets	789,926	-	769	-	790,695
Capital expenditures	997	6	-	-	1,003

Note 14 – Fair Value of Financial Instruments

    The Company adopted SFAS No. 157, ”Fair Value Measurements”, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

    The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Securities available for sale	$ 140,344	$ -	$ 140,344	$ -
Mortgage loan derivative contracts	1	-	1	-

  Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

  The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a non-recurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008 or the period ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser, outside of the Company, using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Foreclosed assets. Foreclosed assets consist of assets acquired through, or in lieu of, loan foreclosure, and are held for sale and initially were recorded at fair value, less estimated costs to sell at the date of acquisition, thus establishing a new cost basis. Loan losses arising from the acquisitions of such property are charged against the allowance for loan losses at the date the property is acquired. Subsequent to acquisition, valuations are performed periodically and the assets are carried at the lower of the new cost basis or fair value. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

  The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at June 30, 2009
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Loans held for sale	$10,408	$ -	$ 10,408	$ -
Impaired loans, net of valuation allowance	926	-	459	467
Foreclosed assets	4,033	-	-	4,033

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107, “Disclosures About Fair Value of Financial Instruments”, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of the Company’s assets are as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$ 40,784	$ 40,784	$ 24,098	$ 24,098
Securities available for sale *	140,344	140,344	129,904	129,904
Securities held to maturity	6,712	6,943	7,121	7,391
Loans held for sale	10,408	10,408	1,764	1,764
Loans, net of allowance	549,103	555,619	563,286	575,970
Accrued interest receivable	3,245	3,245	3,110	3,110

Financial liabilities:
Deposits	$ 615,231	$ 618,393	$ 589,138	$ 591,159
Repurchase agreements	59,437	59,437	51,741	51,741
Other borrowings	8,712	8,685	21,637	21,630
Trust preferred capital notes	20,619	20,657	20,619	18,258
Accrued interest payable	1,046	1,046	1,272	1,272

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2009 and December 31, 2008, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Six Months Ended
(in thousands)	June 30,
	2009	2008
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$ 13,905	$ 20,082
Interest-bearing deposits in other banks	26,879	8,265

	$ 40,784	$ 28,347

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$ 6,296	$ 8,850
Income taxes	505	1,972
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,134	52
Unrealized gain (loss) on securities available for sale	663	(587)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (the ”Bank”) (collectively referred to as the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially fro those stated or implied by such forward-looking statements.

A variety of factors may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

•	Financial market volatility, including the level of interest rates, could affect the values of financial instruments and the amount of net interest income earned;
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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2009 and 2008

For the quarter ended June 30, 2009, the Company reported net income of $1,706,000 compared to $1,809,000 for the comparable quarter in 2008. The $103,000 decline in earnings was primarily driven by a $540,000 increase in deposit insurance premiums and a $100,000 one-time increase in personnel expense associated with staff reductions, all reflected in the change in noninterest expense category and more fully discussed on page 32.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the three months ended June 30,	2009	2008	$ change	% change

Interest income	$ 9,690	$ 10,788	$ (1,098)	-10.2%
Interest expense	(2,781)	(4,058)	1,277	-31.5%
Net interest income	6,909	6,730	179	2.7%
Provision for loan losses	(492)	(600)	108	-18.0%
Noninterest income	2,253	1,841	412	22.4%
Noninterest expense	(6,321)	(5,643)	(678)	12.0%
Income tax expense	(643)	(519)	(124)	23.9%

Net income	$ 1,706	$ 1,809	$ (103)	-5.7%

Six months ended June 30, 2009 and 2008

For the six month period ended June 30, 2009 the Company reported net income of $2,474,000 compared to $4,114,000 for the comparable period in 2008. The $1,640,000 decline in earnings was driven by the factors noted above, however for the period the impact of the FDIC increase was $740,000, plus, most notably, a $1.2 million write-down in the first quarter of other real estate owned, reflected in the change to noninterest income.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the six months ended June 30,	2009	2008	$ change	% change

Interest income	$ 19,340	$ 22,048	$ (2,708)	-12.3%
Interest expense	(6,018)	(8,593)	2,575	-30.0%
Net interest income	13,322	13,455	(133)	-1.0%
Provision for loan losses	(842)	(740)	(102)	13.8%
Noninterest income	2,987	3,976	(989)	-24.9%
Noninterest expense	(12,196)	(11,092)	(1,104)	10.0%
Income tax expense	(797)	(1,485)	688	-46.3%

Net income	$ 2,474	$ 4,114	$ (1,640)	-39.9%

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

Since September 2007, the Federal Open Market Committee of the Federal Reserve Board has reduced the federal funds rate ten times by a total of 5.00%. Because of this historically low interest rate environment and because most of the Company’s interest bearing assets and interest paying liabilities are relatively short-term in nature, the yields and costs discussed in the following pages have, in general, fallen during the reported periods.

Three months ended June 30, 2009 and 2008

Net interest income on a taxable equivalent basis increased $186,000, or 2.7%, for the second quarter of 2009 compared to the 2008 quarter.  This increase was almost entirely due to changes in interest rates, as indicated by the Rate/Volume Analysis shown later in this section.

The Company’s yield on earnings assets was 5.33% compared to 6.07% for the prior year quarter. The cost of interest bearing liabilities was 1.83% compared to 2.79%. These rates resulted in an interest rate spread of 3.50% compared to 3.28%. The Company’s net interest margin, on a fully taxable equivalent basis, was 3.84% during the second quarter of 2009, compared to 3.83%, during the 2008 quarter.  Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to liability pricing.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2009 and 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2009 and 2008
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2009	2008	2009	2008	2009	2008
Loans:
Commercial	$91,701	$90,648	$1,100	$1,342	4.80%	5.92%
Real estate	470,859	467,424	6,669	7,468	5.67	6.39
Consumer	7,881	8,903	175	197	8.88	8.85
Total loans	570,441	566,975	7,944	9,007	5.57	6.35

Securities:
Federal agencies	46,225	45,708	525	551	4.54	4.82
Mortgage-backed & CMO's	41,382	50,357	550	642	5.32	5.10
State and municipal	51,718	47,201	731	652	5.65	5.53
Other	8,251	6,981	72	90	3.49	5.16
Total securities	147,576	150,247	1,878	1,935	5.09	5.15

Deposits in other banks	26,882	8,567	103	74	1.53	3.46

Total interest-earning assets	744,899	725,789	9,925	11,016	5.33	6.07

Non-earning assets	67,505	63,623

Total assets	$812,404	$789,412

Deposits:
Demand	$92,447	$107,154	42	160	0.18	0.60
Money market	78,143	51,124	148	239	0.76	1.87
Savings	62,557	62,648	37	84	0.24	0.54
Time	280,729	255,281	1,953	2,633	2.78	4.13
Total deposits	513,876	476,207	2,180	3,116	1.70	2.62

Customer repurchase agreements	60,876	53,535	176	339	1.16	2.53
Other short-term borrowings	1,553	14,765	1	88	0.26	2.38
Long-term borrowings	30,460	37,247	424	515	5.57	5.53
Total interest-bearing
liabilities	606,765	581,754	2,781	4,058	1.83	2.79

Noninterest bearing
demand deposits	98,258	99,960
Other liabilities	4,519	5,187
Shareholders' equity	102,862	102,511
Total liabilities and
shareholders' equity	$812,404	$789,412

Interest rate spread					3.50%	3.28%
Net interest margin					3.84%	3.83%

Net interest income (taxable equivalent basis)			7,144	6,958
Less: Taxable equivalent adjustment			235	228
Net interest income			$6,909	$6,730

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended June 30
	2009 vs. 2008
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$ (242)	$ (257)	$ 15
Real Estate	(799)	(854)	55
Consumer	(22)	1	(23)
Total loans	(1,063)	(1,110)	47
Securities:
Federal agencies	(26)	(32)	6
Mortgage-backed	(92)	26	(118)
State and municipal	79	15	64
Other securities	(18)	(32)	14
Total securities	(57)	(23)	(34)
Deposits in other banks	29	(59)	88
Total interest income	(1,091)	(1,192)	101

Interest expense
Deposits:
Demand	(118)	(99)	(19)
Money market	(91)	(182)	91
Savings	(47)	(47)	-
Time	(680)	(922)	242
Total deposits	(936)	(1,250)	314

Customer repurchase agreements	(163)	(204)	41
Other borrowings	(178)	78	(256)
Total interest expense	(1,277)	(1,376)	99
Net interest income	$ 186	$ 184	$ 2

Six months ended June 30, 2009 and 2008

Net interest income on a taxable equivalent basis decreased $142,000 or 1.0% for the six months ended June 30, 2009 compared to the 2008 period.  This decrease was due mostly to changes in rates, but was significantly impacted by changes in volumes of interest earning assets and interest bearing liabilities, as indicated by the Rate/Volume Analysis shown later in this section.

The Company’s yield on earnings assets was 5.35% compared to 6.24% for the prior year period. The cost of interest bearing liabilities was 1.99% compared to 2.97%. These rates resulted in an interest rate spread of 3.36% compared to 3.27%. The net interest margin, on a fully taxable equivalent basis, was 3.72% for the six month period ended June 30, 2009 compared to 3.86% for the 2008 period, a 14 basis point decline. Yields and rates generally fell between periods, but the decline in margin was mitigated by liability pricing.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six-month period ended June 30, 2009 and 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2009	2008	2009	2008	2009	2008
Loans:
Commercial	$93,887	$88,140	$2,200	$2,796	4.69%	6.34%
Real estate	470,106	463,927	13,448	15,257	5.72	6.58
Consumer	7,888	9,213	353	414	8.95	8.99
Total loans	571,881	561,280	16,001	18,467	5.60	6.58

Securities:
Federal agencies	45,997	47,886	1,046	1,148	4.55	4.79
Mortgage-backed & CMO's	42,962	48,881	1,112	1,245	5.18	5.09
State and municipal	47,247	47,524	1,335	1,308	5.65	5.50
Other	6,641	6,682	105	189	3.16	5.66
Total securities	142,847	150,973	3,598	3,890	5.04	5.15

Deposits in other banks	25,237	9,488	191	150	1.51	3.16

Total interest-earning assets	739,965	721,741	19,790	22,507	5.35	6.24

Non-earning assets	68,106	63,031

Total assets	$808,071	$784,772

Deposits:
Demand	$102,397	$107,574	232	385	0.45	0.72
Money market	71,433	51,222	346	533	0.97	2.08
Savings	61,927	62,916	77	200	0.25	0.64
Time	276,600	259,491	4,052	5,580	2.93	4.30
Total deposits	512,357	481,203	4,707	6,698	1.84	2.78

Customer repurchase agreements	58,477	54,079	409	790	1.40	2.92
Other short-term borrowings	1,811	8,928	4	121	0.44	2.71
Long-term borrowings	32,418	34,013	898	984	5.54	5.79
Total interest-bearing
liabilities	605,063	578,223	6,018	8,593	1.99	2.97

Noninterest bearing
demand deposits	95,748	98,586
Other liabilities	4,406	5,553
Shareholders' equity	102,854	102,410
Total liabilities and
shareholders' equity	$808,071	$784,772

Interest rate spread					3.36%	3.27%
Net interest margin					3.72%	3.86%

Net interest income (taxable equivalent basis)			13,772	13,914
Less: Taxable equivalent adjustment			450	459
Net interest income			$13,322	$13,455

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six months ended June 30
	2009 vs. 2008
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$ (596)	$ (769)	$ 173
Real Estate	(1,809)	(2,010)	201
Consumer	(61)	(2)	(59)
Total loans	(2,466)	(2,781)	315
Securities:
Federal agencies	(102)	(58)	(44)
Mortgage-backed	(133)	20	(153)
State and municipal	27	35	(8)
Other securities	(84)	(83)	(1)
Total securities	(292)	(86)	(206)
Deposits in other banks	41	(109)	150
Total interest income	(2,717)	(2,976)	259

Interest expense
Deposits:
Demand	(153)	(135)	(18)
Money market	(187)	(350)	163
Savings	(123)	(120)	(3)
Time	(1,528)	(1,876)	348
Total deposits	(1,991)	(2,481)	490

Repurchase agreements	(381)	(441)	60
Other borrowings	(203)	26	(229)
Total interest expense	(2,575)	(2,896)	321
Net interest income	$ (142)	$ (80)	$ (62)

Noninterest Income

      Noninterest income increased to $2,253,000 in the second quarter of 2009 from $1,841,000 in the second quarter of 2008, a $412,000 or 22.4% increase, due primarily to $393,000 in securities losses recorded during 2008 and a $368,000 increase in mortgage banking income in the 2009 quarter compared to the prior year quarter.

Fees from the management of trusts, estates, and asset management accounts decreased to $767,000 in the second quarter of 2009 from $916,000 in the second quarter of 2008, a $149,000 or 16.3% decline.  Volatility in the financial markets negatively impacted account asset values, which more than offset the income from new account activity.  A substantial portion of Trust fees are earned based on account market values.

Service charges on deposit accounts decreased to $511,000 in the second quarter of 2009 from $601,000 in the second quarter of 2008, a $90,000 or 15.0% decline. This reduction was primarily the result of a drop in customer overdraft activity fee income.

Mortgage banking income increased to $568,000 in the second quarter of 2009 from $200,000 in the second quarter of 2008, an increase of $368,000 or 184%. This improvement reflects the impact of historically low mortgage rates and increased refinancing demand. Management expects a slowdown in refinancing activity volume, beginning in the third quarter.

Brokerage fees decreased to $73,000 in the second quarter of 2009 from $101,000 for the second quarter in 2008, a $28,000 or 27.7% decline. The reduction was due to a decline in retail investment activity.

Noninterest income decreased to $2,987,000 in the six months ended June 30, 2009 from $3,976,000 for the same period in 2008, a $989,000 or 24.9% decline. The major factors impacting earnings for the six month period included all the items noted above, but also, most notably, included a $1.2 million write-down of other real estate owned in 2009 and $363,000 in securities related losses recognized in the 2008 period.

Noninterest Expense

Noninterest expense was $6,321,000 for the second quarter of 2009 compared to $5,643,000 for the second quarter in 2008, an increase of $678,000 or 12%.

Salaries were $2,732,000 for the second quarter of 2009 compared to $2,481,000 for the second quarter of 2008, a $251,000 or 10.1% increase, due to $100,000 in one-time costs associated with staff reductions, $138,000 in increased commissions based on secondary market lending production, and limited salary increases. Late in the second quarter management reduced the number of full time equivalent employees in the Bank by 14, over 5% of the workforce. This was accomplished through a combination of retirements, unfilled vacancies, and a small number of layoffs. Management anticipates that the annualized savings from this action will be approximately $700,000.

Employee benefits were $832,000 for the second quarter of 2009 compared to $777,000 for the second quarter of 2008, a $55,000 or 7.1% increase, due primarily to increases in insurance expense.

FDIC insurance assessment was $564,000 for the second quarter of 2009 compared to $24,000 for the second quarter of 2008, a $540,000 or 2,250% increase.  Of this increase, $362,000 was attributable to the impact of an industry-wide special assessment. Management anticipates similar assessments will occur in the third quarter and possibly in the fourth quarter of 2009. The remainder of the cost increase was due to the impact of industry-wide premium increases and the final use of a premium credit by the Bank.

Noninterest expense was $12,196,000 for the six months ended June 30, 2009 compared to $11,092,000 for the same period of 2008, an increase of 9.9% or $1,104,000. Expenses for the period were impacted by the same factors noted above, however, the FDIC expense increase accounted for $740,000 or 67% of the total increase in expense.

Income Taxes

The effective tax rate for the second quarter of 2009 was 27.4% compared to 22.3% for the same quarter of 2008.

The effective tax rate for the six months ended June 30, 2009 was 24.4% compared to 26.5% for the same period of 2008.

The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, is used to meet collateral requirements for public deposits, and facilitates commercial customers’ repurchase agreements.  The portfolio consists primarily of high quality, investment-grade securities.  Federal agency and U. S. government sponsored enterprises, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

The available for sale securities portfolio was $144,706,000 at June 30, 2009 compared to $133,695,000 at December 31, 2008, an $11,011,000 or 8.2% increase.  The held to maturity securities portfolio decreased to $6,712,000 at June 30, 2009 from $7,121,000 at December 31, 2008, a $409,000 or 5.7% decline.

At June 30, 2009, the available for sale portfolio had an estimated fair value of $144,706,000 and an amortized cost of $140,928,000, resulting in a net unrealized gain of $3,778,000.At the same dates, the held to maturity portfolio had an estimated fair value of $6,943,000 and an amortized cost of $6,712,000, resulting in a net unrealized gain of $231,000.

At June 30, 2009, mortgage-backed securities consist principally of obligations of U.S. Government  sponsored enterprises.  CMOs (collateralized mortgage obligations) issued by non-U.S. Government sponsored enterprises, as of June 30, 2009, had an amortized cost of $2,800,000 and an estimated fair value of $2,454,000; resulting in an estimated net unrealized loss of $346,000.

Loans

   The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans were $557,042,000 at June 30, 2009 compared to $571,110,000 at December 31, 2008, a $14,068,000 or 2.5% decrease. Management considers the decline in the loan portfolio primarily the result of the current economic climate and secondarily the result of the Company’s deliberate decision to maintain a conservative risk profile in consideration of long term asset quality.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was $7,934,000 at June 30, 2009 compared to $7,824,000 at December 31, 2008.  The allowance was 1.42% of loans at the end of the second quarter 2009 compared to 1.37% at year-end.  Annualized net charge-offs represented 0.28% of total loans during the second quarter of 2009.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.49% and 0.50% of total loans, respectively, at June 30, 2009 and December 31, 2008.  There were no troubled debt restructurings at June 30, 2009 or December 31, 2008.

The following table summarizes nonperforming assets (in thousands):
	June 30,	December 31,
	2009	2008
Loans 90 days or more past due	$ -	$ -
Nonaccrual loans	2,745	2,845
Nonperforming loans	2,745	2,845
Foreclosed real estate	4,033	4,311
Nonperforming assets	$6,778	$7,156

Premises and equipment

Premises and equipment were $18,912,000 at June 30, 2009 compared to $17,129,000, a $1,783,000 or 10.4% increase. Most of this increase was related to changes in the Bank’s branch structure, most notably the recent completion of a new $2.1 million branch in Martinsville, Virginia, which opened in July 2009. The Company is actively seeking to provide better customer service through its branch system in a cost effective and efficient manner. Earlier this year the Bank closed two Danville branches in close proximity to each other. Their operations were consolidated into a new, larger facility, with extended hours, at Piedmont Drive in Danville. In April, the Bank relocated the Smith Mountain branch to a better facility in order to provide services not previously available to customers in that market. The Bank recently converted the Ridgeway branch to a drive-through only from a full-service facility. The South Main office in Danville will be closed in October. All of these changes were part of a concerted strategy to improve customer service in a cost effective and efficient manner.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $615,231,000 at June 30, 2009 compared to $589,138,000 at December 31, 2008, a $26,093,000 or 4.4% increase.  Of this change approximately $21.6 million represents brokered deposits obtained in the first quarter of 2009. Management anticipates that $15 million of those funds will mature during the third quarter and the Bank does not plan for them to be renewed. Core deposit growth continues to be an ongoing strategic goal and challenge for the Bank and the community banking industry. The Bank has a practice of maintaining only limited reliance on wholesale funding sources.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity increased slightly to $102,618,000 at June 30, 2009 from $102,300,000 at December 31, 2008.

The Board of Directors decided to pay cash dividends of $0.23 per share in the first and second quarters, which was greater than the aggregate basic earnings per share during the two quarters of $0.41 per share. The Board also declared its third quarter dividend in July, $0.23 per share. The Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend disproportionate to current earnings.

Banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier I capital consists primarily of shareholders’ equity (net of intangible assets and other comprehensive income) and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the combination of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2009, the Company's Tier I and total capital ratios were 16.67% and 17.92%, respectively.  At December 31, 2008, these ratios were 16.67% and 17.92%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.60% and 13.04% at June 30, 2009 and December 31, 2008, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2009, that the Company met the requirements to be considered well capitalized.

Russell 2000

   American National Bankshares Inc. (NASDAQ: AMNB) was added to the Russell 3000 Index and the Russell 2000 Index on June 29, 2009 when Russell Investments reconstituted its comprehensive set of U. S. and Global equity indexes. The Russell indexes are widely used by investment managers as index funds and performance benchmarks for investment strategies. The indexes are reconstituted annually in late May and are comprised of the 3,000 largest U. S. stocks by market capitalization. The largest 1,000 companies comprise the Russell 1000 and the next 2,000 companies comprise the Russell 2000.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of business that result in off-balance sheet commitments.  Other than AMNB Statutory Trust I, formed in 2006 to issue the Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet commitments were as follows (in thousands):

	June 30, 2009	December 31, 2008

Commitments to extend credit	$ 132,858	$ 146,399
Standby letters of credit	2,318	2,858
Mortgage loan rate-lock commitments	5,076	2,031

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

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset/Liability Management Committee (“ALCO”) and the Board of Directors, both of which receives and review periodic reports of the Company’s interest rate risk position.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.

The most recent simulation projection for the Company shows that a 1% shocked, i.e. sudden, increase in market rates will result in an annualized increase in net interest income of 7.82%. The Company does not consider a decline in market rates as probable in the current economic situation.

Liquidity Risk Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds to meet their credit needs or depositors desiring to withdraw funds.  Additionally, the parent company requires cash for various operating needs including, but not limited to, dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and the Board of Directors, both of which receive periodic reports of the Company’s interest rate risk position.  The Company uses a simulation and budget model to manage the future liquidity needs of the Company.

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”) and  the Federal Reserve Bank’s discount window, federal funds lines of credit from two correspondent banks, and maturities and sales of securities.  Management believes that these sources provide sufficient and readily available liquidity.

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2009, principal obligations to the FHLB consisted of $8,712,000 in fixed-rate, long-term advances.  FHLB borrowings were $21,637,000 at December 31, 2008, consisting of $7,850,000 in floating-rate, overnight borrowings and $13,787,000 in fixed-rate, long-term advances.

The Company had fixed-rate term borrowing contracts with the FHLB as of June 30, 2009, with the following final maturities (in thousands):

Amount	Expiration Date
$ 4,000,000	March 2011
4,000,000	April 2011
712,000	March 2014
$ 8,712,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2009.

There have been no material changes to market risk as disclosed in the Company’s 2008 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended June 30, 2009
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1–30	-	$ -	-	82,150
May 1-31	-	-	-	82,150
June 1-30	-	-	-	82,150

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

None

4.	Submission of Matters to a Vote of Security Holders

Proposal 1
To elect four Class I directors to serve three-year terms expiring at the 2012 Annual Meeting.
	Votes For	Votes Withheld

Ben J. Davenport, Jr.	4,133,367	210,319
Michael P. Haley	4,134,110	209,576
Charles S. Harris	4,140,370	203,316
Franklin W. Maddux, M.D.	4,136,570	207,116

Proposal 2
To elect one Class II director to serve a one-year term expiring at the 2010 Annual Meeting.
	Votes For	Votes Withheld

E. Budge Kent, Jr.	4,147,885	195,801

Proposal 3
To elect one Class III director to serve a two-year term expiring at the 2011 Annual Meeting.
	Votes For	Votes Withheld

Martha W. Medley	4,133,345	210,341

Proposal 4
To eliminate classification of terms of its Board of Directors to require that all Directors stand for election annually.

Votes For:    1,056,407      Votes Against:2,175,780        Abstain:   98,226

5.     Other Information

(a)  Required 8-K disclosures
None

(b)  Changes in Nominating Process
None

6.	Exhibits
10.1	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009
11.	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors

Charles H. Majors
Date – August 7, 2009	President and Chief Executive Officer

/s/ William W. Traynham

William W. Traynham
Senior Vice President and
Date – August 7, 2009	Chief Financial Officer