Form 10-Q
period 2009-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2009-11-06
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 5, 2009, the Company had 6,107,327 shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2009	2008
Cash and due from banks	$17,451	$14,986
Interest-bearing deposits in other banks	8,892	9,112

Securities available for sale, at fair value	181,953	133,695
Securities held to maturity	6,540	7,121
Total securities	188,493	140,816

Loans held for sale	3,840	1,764

Loans	539,188	571,110
Less allowance for loan losses	(8,260)	(7,824)
Net loans	530,928	563,286

Premises and equipment, net	19,390	17,129
Other real estate owned	4,558	4,311
Goodwill	22,468	22,468
Core deposit intangibles, net	1,792	2,075
Accrued interest receivable and other assets	12,534	13,237
Total assets	$810,346	$789,184

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$105,100	$95,703
Demand deposits -- interest bearing	92,012	116,132
Money market deposits	71,424	56,615
Savings deposits	62,420	59,624
Time deposits	265,339	261,064
Total deposits	596,295	589,138

Short-term borrowings:
Customer repurchase agreements	71,339	51,741
Other short-term borrowings	4,000	7,850
Long-term borrowings	8,675	13,787
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,513	3,749
Total liabilities	705,441	686,884

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,107,327 shares outstanding at September 30, 2009 and
6,085,628 shares outstanding at December 31, 2008	6,107	6,086
Capital in excess of par value	26,900	26,491
Retained earnings	71,445	71,090
Accumulated other comprehensive Income (loss), net	453	(1,367)
Total shareholders' equity	104,905	102,300
Total liabilities and shareholders' equity	$810,346	$789,184

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	September 30
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$7,666	$8,916
Interest and dividends on securities:
Taxable	1,241	1,179
Tax-exempt	434	388
Dividends	27	41
Other interest income	96	75
Total interest and dividend income	9,464	10,599

Interest Expense:
Interest on deposits	1,921	2,845
Interest on short-term borrowings	135	429
Interest on long-term borrowings	65	126
Interest on trust preferred capital notes	343	343
Total interest expense	2,464	3,743

Net Interest Income	7,000	6,856
Provision for Loan Losses	492	280

Net Interest Income After Provision for Loan Losses	6,508	6,576

Noninterest Income:
Trust fees	813	901
Service charges on deposit accounts	536	603
Other fees and commissions	257	193
Mortgage banking income	361	238
Brokerage fees	23	126
Securities gains (losses), net	1	(87)
Other	128	88
Total noninterest income	2,119	2,062

Noninterest Expense:
Salaries	2,471	2,466
Employee benefits	806	688
Occupancy and equipment	704	684
FDIC assessment	203	47
Bank franchise tax	160	172
Core deposit intangible amortization	94	94
Other	1,160	1,334
Total noninterest expense	5,598	5,485

Income Before Income Taxes	3,029	3,153
Income Taxes	862	929
Net Income	$2,167	$2,224

Net Income Per Common Share:
Basic	$0.36	$0.36
Diluted	$0.35	$0.36
Average Common Shares Outstanding:
Basic	6,104,505	6,093,851
Diluted	6,111,913	6,100,089

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Nine Months Ended
	September 30
	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$23,617	$27,347
Interest and dividends on securities:
Taxable	3,594	3,644
Tax-exempt	1,236	1,240
Dividends	70	191
Other interest income	287	225
Total interest and dividend income	28,804	32,647

Interest Expense:
Interest on deposits	6,628	9,543
Interest on short-term borrowings	548	1,340
Interest on long-term borrowings	276	423
Interest on trust preferred capital notes	1,030	1,030
Total interest expense	8,482	12,336

Net Interest Income	20,322	20,311
Provision for Loan Losses	1,334	1,020

Net Interest Income After Provision for Loan Losses	18,988	19,291

Noninterest Income:
Trust fees	2,338	2,697
Service charges on deposit accounts	1,549	1,769
Other fees and commissions	750	622
Mortgage banking income	1,215	633
Brokerage fees	153	370
Securities gains (losses), net	2	(450)
Net loss on foreclosed real estate	(1,222)	(7)
Other	321	404
Total noninterest income	5,106	6,038

Noninterest Expense:
Salaries	7,734	7,416
Employee benefits	2,451	2,212
Occupancy and equipment	2,174	2,120
FDIC assessment	984	88
Bank franchise tax	483	522
Core deposit intangible amortization	283	283
Other	3,685	3,936
Total noninterest expense	17,794	16,577

Income Before Income Taxes	6,300	8,752
Income Taxes	1,659	2,414
Net Income	$4,641	$6,338

Net Income Per Common Share:
Basic	$0.76	$1.04
Diluted	$0.76	$1.04
Average Common Shares Outstanding:
Basic	6,094,261	6,099,933
Diluted	6,098,221	6,109,947

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	6,118,717	$6,119	$26,425	$69,409	$(442)	$101,511

Net income	-	-	-	6,338	-	6,338

Change in unrealized gain (loss) on securities
available for sale, net of tax, $(297)	-	-	-	-	(555)

Add: Reclassification adjustment for losses
on securities available for sale, net of
tax, $157	-	-	-	-	293

Other comprehensive income (loss)					(262)	(262)

Total comprehensive income						6,076

Change in pension plan measurement date,
net of tax, $(40)					(74)	(74)

Stock repurchased and retired	(39,050)	(39)	(169)	(579)	-	(787)

Stock options exercised	11,137	11	183	-	-	194

Cash dividends declared, $0.69 per share	-	-	-	(4,206)	-	(4,206)

Balance, September 30, 2008	6,090,804	$6,091	$26,439	$70,962	$(778)	$102,714

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	4,641	-	4,641

Change in unrealized gain (loss) on securities
available for sale, net of tax, $979	-	-	-	-	1,822

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $0	-	-	-	-	(2)

Other comprehensive income					1,820	1,820

Total comprehensive income						6,461

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	29,299	29	395	-	-	424

Stock option expense			47			47

Cash dividends declared, $0.69 per share	-	-		(4,206)	-	(4,206)

Balance, September 30, 2009	6,107,327	$6,107	$26,900	$71,445	$453	$104,905

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands) (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net income	$4,641	$6,338
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,334	1,020
Depreciation	877	808
Core deposit intangible amortization	283	283
Net amortization (accretion) of bond premiums and discounts	(180)	(196)
Net (gain) loss on sale or call of securities	(2)	450
Gain on loans held for sale	(1,074)	(535)
Proceeds from sales of loans held for sale	53,564	29,302
Originations of loans held for sale	(54,566)	(29,668)
Net (gain) loss on foreclosed real estate	(17)	7
Change in valuation allowance for foreclosed real estate	1,239	-
Stock-based compensation expense	47	-
Deferred income tax (benefit) expense	(727)	274
Net change in interest receivable	(496)	70
Net change in other assets	945	(760)
Net change in interest payable	(318)	(372)
Net change in other liabilities	1,082	(978)
Net cash provided by operating activities	6,632	6,043

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	1,098
Proceeds from maturities and calls of securities available for sale	55,248	35,534
Proceeds from maturities and calls of securities held to maturity	583	4,881
Purchases of securities available for sale	(100,525)	(26,267)
Net (increase) decrease in loans	29,238	(25,892)
Purchases of bank property and equipment	(3,138)	(4,491)
Proceeds from sales of foreclosed real estate	317	297
Increase in foreclosed real estate	-	(26)
Net cash (used in) investing activities	(18,277)	(14,866)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	2,882	8,794
Net change in time deposits	4,275	(958)
Net change in customer repurchase agreements	19,598	(2,940)
Net change in short-term borrowings	(3,850)	18,720
Net change in long-term borrowings	(5,112)	4,888
Cash dividends paid	(4,206)	(4,206)
Repurchase of stock	(121)	(787)
Proceeds from exercise of stock options	424	194
Net cash provided by financing activities	13,890	23,705

Net Increase in Cash and Cash Equivalents	2,245	14,882

Cash and Cash Equivalents at Beginning of Period	24,098	18,304

Cash and Cash Equivalents at End of Period	$26,343	$33,186

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (“the Trust”) and a wholly owned subsidiary of the Company, was formed for the purpose of issuing preferred securities (“the Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”) which occurred in April 2006.  Refer to Note 9 for further details concerning this variable interest entity.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals  necessary to present fairly the Company’s financial position as of September 30, 2009; the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2009 and 2008; and the consolidated statements of cash flows for the nine  months ended September 30, 2009 and 2008.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may occur for the year ending December 31, 2009.  Certain reclassifications have been made to prior period balances to conform to the current period presentation.  These statements should be read in conjunction with the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2008.

Note 2 – Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141(R)) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions.  SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements, at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations).  FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively.  Earlier adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting).  FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities).  FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS 165 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing).  SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a report entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities.  SFAS 167 is effective for interim and annual periods beginning after November 15, 2009.   Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

 In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles).  SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  SFAS 168 is effective immediately. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (ASC 470 Debt).  EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering.  EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited.  The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$80,483	$1,827	$3	$82,307
Mortgage-backed	35,741	1,657	231	37,167
State and municipal	51,483	2,466	15	53,934
Corporate	3,968	215	-	4,183
Equity securities:
FHLB stock – restricted	2,812	-	-	2,812
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	121	-	-	121
Total securities available for sale	176,037	6,165	249	181,953

Debt securities held to maturity:
Mortgage-backed	211	14	-	225
State and municipal	6,329	277	-	6,606
Total securities held to maturity	6,540	291	-	6,831
Total securities	$182,577	$6,456	$249	$188,784

	December 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Debt securities:
Federal agencies	$43,331	$2,093	$8	$45,416
Mortgage-backed	45,139	1,040	496	45,683
State and municipal	36,726	653	74	37,305
Corporate	1,485	3	96	1,392
Equity securities:
FHLB stock – restricted	2,362	-	-	2,362
Federal Reserve stock – restricted	1,429	-	-	1,429
Other	108	-	-	108
Total securities available for sale	130,580	3,789	674	133,695

Debt securities held to maturity:
Mortgage-backed	254	10	-	264
State and municipal	6,867	261	1	7,127
Total securities held to maturity	7,121	271	1	7,391
Total securities	$137,701	$4,060	$675	$141,086

The Corporation’s investment in Federal Home loan Bank (“FHLB”) stock totaled $2,812,000 at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.

The tables below show estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.  The date for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Management evaluates securities for other-than-temporary impairment quarterly, and more frequently if economic or market concerns warrant.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company intends to sell the security or may be required to sell the security prior to maturity or does not expect to recover the security’s entire amortized cost even if the Company does not intend to sell.  As of September 30, 2009, the Company held three securities that had been in a continuous unrealized loss position for twelve months or more.  The Company has reviewed these securities for other-than-temporary impairment, and does not consider the balances presented in the table to be other-than-temporarily impaired as of September 30, 2009.

September 30, 2009

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$10,015	$3	$10,015	$3	$-	$-
Mortgage-backed	2,366	231	-	-	2,366	231
State and municipal	468	15	-	-	468	15
Total	$12,849	$249	$10,015	$3	$2,834	$246

December 31, 2008

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies	$1,583	$8	$1,583	$8	$-	$-
Mortgage-backed	4,484	496	3,468	472	1,016	24
State and municipal	3,581	75	3,581	75	-	-
Corporate	389	96	-	-	389	96
Total	$10,037	$675	$8,632	$555	$1,405	$120

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2009	December 31, 2008

Construction and land development	$46,175	$63,361
Commercial real estate	209,470	207,160
Residential real estate	126,392	136,480
Home equity	62,519	57,170
Total real estate	444,556	464,171

Commercial and industrial	87,226	98,546
Consumer	7,406	8,393
Total loans	$539,188	$571,110

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30,	December 31,
(in thousands)	2009	2008

Impaired loans with a valuation allowance	$2,562	$2,545
Impaired loans without a valuation allowance	1,615	647
Total impaired loans	$4,177	$3,192

Allowance provided for impaired loans,
included in the allowance for loan losses	$1,186	$1,164

Nonaccrual loans excluded from the impaired loan disclosure	$1,292	$1,574

As of and for the	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2009	September 30, 2008

Average balance in impaired loans	$3,409	$5,390

Interest income recognized on impaired loans	100	128

Interest income recognized on nonaccrual loans	-	-

Interest on non-accrual loans had they been accruing	148	282

Loans past due 90 days and still accruing interest	-	-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $4,558,000 at September 30, 2009 and $4,311,000 December 31, 2008.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2009 and 2008, and for the year ended December 31, 2008, are presented below:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2009	2008	2008
Allowance for Loan Losses
Balance, beginning of period	$7,824	$7,395	$7,395
Provision for loan losses	1,334	1,620	1,020
Charge-offs	(1,116)	(1,564)	(552)
Recoveries	218	373	220
Balance, end of period	$8,260	$7,824	$8,083

Reserve for unfunded lending commitments
Balance, beginning of period	$475	151	$151
Provision for unfunded commitments	(11)	324	319
Charge-offs	(215)	-	-
Balance, end of period	$249	$475	$470

    The reserve for unfunded loan commitments is included in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142 (ASC 805), “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2009 that determined there has been no impairment in the value of goodwill.

   The changes in the carrying amount of goodwill for the quarter ended September 30, 2009, are as follows (in thousands):

Balance as of December 31, 2008	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of September 30, 2009	$22,468

   Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at September 30, 2009 was $1,792,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”), and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or Government Sponsored Enterprises (“GSE”).  They mature daily.  The interest rates may be changed at the discretion of the Company.  FHLB overnight borrowings have floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Customer repurchase agreements	$71,339	$51,741
FHLB overnight borrowings	4,000	7,850
	$75,339	$59,591

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of September 30, 2009, $98,157,000 in 1-4 family residential mortgage loans and $58,175,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of September 30, 2009 and December 31, 2008 (in thousands):

Due by September 30	2009 Advance Amount	Weighted Average Rate	Due by December 31	2008 Advance Amount	Weighted Average Rate

2011	8,000	2.92	2009	$5,000	5.26%
2014	675	3.78	2011	8,000	2.93
	$8,675	2.99%	2014	787	3.78
				$13,787	3.82%

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company’s option beginning on September 30, 2011.  The securities require quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate will reset quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to twenty consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with the accounting pronouncement, “Consolidation of Variable Interest Entities”, the Company did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Note 10 – Stock Based Compensation

A summary of stock option transactions for the nine months ended September 30, 2009, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2008	218,610	$20.31
Granted	6,000	16.00
Exercised	(29,299)	14.47
Forfeited	(19,700)	19.50
Outstanding at September 30, 2009	175,611	$21.23	5.5	$389
Exercisable at September 30, 2009	129,861	$22.76	4.2	$162

The total intrinsic value of options exercised during the nine month period ended September 30, 2009 was $93,000.

There were 59,000 options granted in the fourth quarter of 2008 and 6,000 options granted in the second quarter of 2009, which resulted in $47,000 equity related compensation expense in 2009.  $142,000 remains to be expensed in future periods.  There was no tax benefit associated with stock option activity during 2009 or 2008. In accordance with accounting standards “Share-Based Payment” a company may only recognize tax benefits for stock options that ordinarily will result in a tax deduction when the option is exercised (“non-statutory” options).  The Company has no non-statutory stock options.

Note 11 – Earnings Per Share
   The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,104,505	$.36	6,093,851	$.36
Effect of dilutive securities - stock options	7,408	(.01)	6,238	-
Diluted	6,111,913	$.35	6,100,089	$.36

	Nine Months Ended
	September 30,
	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,094,261	$.76	6,099,933	$1.04
Effect of dilutive securities - stock options	3,960	-	10,014	-
Diluted	6,098,221	$.76	6,109,947	$1.04

   Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2009 and 2008, because their effects were antidilutive, averaged 109,283 and 108,683, respectively.

Note 12 – Employee Benefit Plans

   The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$184	$181	$552	$543
Interest cost	146	129	438	386
Expected return on plan assets	(203)	(164)	(609)	(492)
Amortization of prior service cost	-	(1)	-	(2)
Recognized net actuarial loss	111	28	333	84

Net periodic benefit cost	$238	$173	$714	$519

   The Company does not anticipate making a contribution to the pension plan in 2009.

Note 13 – Segment and Related Information

In accordance with SFAS No. 131 (ASC 280), “Disclosures About Segments of an Enterprise and Related Information”, reportable segments include community banking and trust and investment services.

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

Segment information as of and for the nine month periods ended September 30, 2009 and 2008, is shown in the following table.

Three Months Ended September 30, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,464	$-	$58	$(58)	$9,464
Interest expense	2,179	-	343	(58)	2,464
Noninterest income	1,266	837	16	-	2,119
Income (loss) before income taxes	3,008	365	(344)	-	3,029
Depreciation and amortization	398	6	1	-	405
Total assets	809,605	-	741	-	810,346
Capital expenditures	776	13	-	-	789

Three Months Ended September 30, 2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$10,599	$-	$36	$(36)	$10,599
Interest expense	3,436	-	343	(36)	3,743
Noninterest income	1,019	1,027	16	-	2,062
Income (loss) before income taxes	3,064	429	(340)	-	3,153
Depreciation and amortization	345	5	1	-	351
Total assets	799,886	-	759	-	800,645
Capital expenditures	3,486	2	-	-	3,488

Nine Months Ended September 30, 2009
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$28,804	$-	$217	$(217)	$28,804
Interest expense	7,669	-	1,030	(217)	8,482
Noninterest income	2,571	2,491	44	-	5,106
Income (loss) before income taxes	6,293	1,021	(1,014)	-	6,300
Depreciation and amortization	1,139	19	2	-	1,160
Total assets	809,605	-	741	-	810,346
Capital expenditures	3,117	21	-	-	3,138

Nine Months Ended September 30, 2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,647	$-	$36	$(36)	$32,647
Interest expense	11,342	-	1,030	(36)	12,336
Noninterest income	2,930	3,067	41	-	6,038
Income (loss) before income taxes	8,382	1,515	(1,145)	-	8,752
Depreciation and amortization	1,074	17	2	-	1,093
Total assets	799,886	-	759	-	800,645
Capital expenditures	4,483	8	-	-	4,491

Note 14 – Fair Value of Financial Instruments

    The Company adopted SFAS No. 157 (ASC 820), ”Fair Value Measurements”, on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

    The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).  Federal Reserve Bank and Federal Home Loan Bank stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these companies as long as it is a member.  Therefore, they have been excluded from the table below, as well as several other immaterial equity investments.

    The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Securities available for sale	$177,591	$-	$177,591	$-
Mortgage loan derivative contracts	4	-	4	-

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

    The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a non-recurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2008 or the period ended September 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

    The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Carrying Value at September 30, 2009
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Loans held for sale	$3,840	$ -	$ 3,840	$ -
Impaired loans, net of valuation allowance	1,376	-	832	544
Foreclosed assets	4,558	-	-	4,558

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 (ASC 820), “Disclosures About Fair Value of Financial Instruments”, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The estimated fair values of the Company’s assets are as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$26,343	$26,343	$24,098	$24,098
Securities available for sale *	177,591	177,591	129,904	129,904
Securities held to maturity	6,540	6,831	7,121	7,391
Loans held for sale	3,840	3,840	1,764	1,764
Loans, net of allowance	530,928	538,460	563,286	575,970
Accrued interest receivable	3,644	3,644	3,110	3,110

Financial liabilities:
Deposits	$596,295	$599,095	$589,138	$591,159
Repurchase agreements	71,399	71,399	51,741	51,741
Other borrowings	12,675	12,654	21,637	21,630
Trust preferred capital notes	20,619	20,641	20,619	18,258
Accrued interest payable	929	929	1,272	1,272

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2009 and December 31, 2008, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended
(in thousands)	September 30,
	2009	2008
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$17,451	$25,136
Interest-bearing deposits in other banks	8,892	8,050

	$26,343	$33,186

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,825	$12,780
Income taxes	1,615	2,269
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,786	353
Unrealized gain (loss) on securities available for sale	2,801	(402)

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
Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards (“SFAS”) No. 5 (ASC 450), Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114 (ASC 310), Accounting by Creditors for Impairment of a Loan, which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2009 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2008 have occurred that would question the impairment of goodwill.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2009 and 2008

   For the quarter ended September 30, 2009, the Company reported net income of $2,167,000 compared to $2,224,000 for the comparable quarter in 2008. The $57,000 decline in earnings was primarily due to the $212,000 increase in provision expense, a $156,000 increase in FDIC expense, and decreases in various noninterest income categories.

SUMMARY INCOME STATEMENT
(dollars in thousands)

	Three months ended September 30,
	2009	2008	$ change	% change

Interest income	$9,464	$10,599	$(1,135)	-10.7%
Interest expense	(2,464)	(3,743)	1,279	-34.2%
Net interest income	7,000	6,856	144	2.1%
Provision for loan losses	(492)	(280)	(212)	75.7%
Noninterest income	2,119	2,062	57	2.8%
Noninterest expense	(5,598)	(5,485)	(113)	2.1%
Income tax expense	(862)	(929)	67	-7.2%

Net income	$2,167	$2,224	$(57)	-2.6%

Nine months ended September 30, 2009 and 2008

For the nine month period ended September 30, 2009 the Company reported net income of $4,641,000 compared to $6,338,000 for the comparable period in 2008. The $1,697,000 decline in earnings was primarily due to the $896,000 increase in FDIC assessments and a $1,200,000 write-down in the first quarter of other real estate owned, reflected in the change to noninterest income.

SUMMARY INCOME STATEMENT
(dollars in thousands)

	Nine months ended September 30,
	2009	2008	$ change	% change

Interest income	$28,804	$32,647	$(3,843)	-11.8%
Interest expense	(8,482)	(12,336)	3,854	-31.2%
Net interest income	20,322	20,311	11	0.1%
Provision for loan losses	(1,334)	(1,020)	(314)	30.8%
Noninterest income	5,106	6,038	(932)	-15.4%
Noninterest expense	(17,794)	(16,577)	(1,217)	7.3%
Income tax expense	(1,659)	(2,414)	755	-31.3%

Net income	$4,641	$6,338	$(1,697)	-26.8%

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

Three months ended September 30, 2009 and 2008

Net interest income on a taxable equivalent basis increased $180,000, or 2.6%, for the third quarter of 2009 compared to the 2008 quarter.  This increase was due primarily to changes in volumes of earning assets, as indicated by the Rate/Volume Analysis shown later in this section.

The Company’s yield on earnings assets was 5.24% compared to 5.97% for the prior year quarter. The cost of interest bearing liabilities was 1.65% compared to 2.57%. These rates resulted in an interest rate spread of 3.59% compared to 3.40%. The Company’s net interest margin, on a fully taxable equivalent basis, was 3.91% during the third quarter of 2009, compared to 3.90% during the 2008 quarter. Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to reductions in liability pricing.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2009 and 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2009 and 2008
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2009	2008	2009	2008	2009	2008
Loans:
Commercial	$85,894	$94,575	$1,027	$1,423	4.78%	6.02%
Real estate	460,253	471,162	6,508	7,323	5.66	6.22
Consumer	7,468	8,445	158	192	8.46	9.09
Total loans	553,615	574,182	7,693	8,938	5.56	6.23

Securities:
Federal agencies and GSE	56,706	43,543	538	534	3.80	4.91
Mortgage-backed & CMO's	37,609	48,000	506	607	5.38	5.06
State and municipal	56,665	44,104	798	602	5.63	5.46
Other	8,334	6,050	80	54	3.84	3.57
Total securities	159,314	141,697	1,922	1,797	4.83	5.07

Deposits in other banks	28,265	8,489	96	75	1.36	3.53

Total interest-earning assets	741,194	724,368	9,711	10,810	5.24	5.97

Non-earning assets	68,870	62,436

Total assets	$810,064	$786,804

Deposits:
Demand	$94,869	$110,230	31	215	0.13	0.78
Money market	76,416	54,642	107	246	0.56	1.80
Savings	62,985	60,499	38	76	0.24	0.50
Time	269,523	254,762	1,745	2,308	2.59	3.62
Total deposits	503,793	480,133	1,921	2,845	1.53	2.37

Customer repurchase agreements	65,341	51,038	134	313	0.82	2.45
Other short-term borrowings	460	17,589	1	116	0.87	2.64
Long-term borrowings	29,325	34,474	408	469	5.57	5.44

Total interest-bearing liabilities	598,919	583,234	2,464	3,743	1.65	2.57

Noninterest bearing demand deposits	102,341	97,130
Other liabilities	5,393	4,388
Shareholders' equity	103,411	102,052
Total liabilities and
shareholders' equity	$810,064	$786,804

Interest rate spread					3.59%	3.40%
Net interest margin					3.91%	3.90%

Net interest income (taxable equivalent basis)			7,247	7,067
Less: Taxable equivalent adjustment			247	211
Net interest income			$7,000	$6,856

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended September 30
	2009 vs. 2008
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(396)	$(274)	$(122)
Real estate	(815)	(551)	(264)
Consumer	(34)	(13)	(21)
Total loans	(1,245)	(838)	(407)
Securities:
Federal agencies & GSE	4	(137)	141
Mortgage-backed & CMO's	(101)	37	(138)
State and municipal	196	20	176
Other securities	26	4	22
Total securities	125	(76)	201
Deposits in other banks	21	(69)	90
Total interest income	(1,099)	(983)	(116)

Interest expense
Deposits:
Demand	(184)	(158)	(26)
Money market	(139)	(212)	73
Savings	(38)	(41)	3
Time	(563)	(690)	127
Total deposits	(924)	(1,101)	177

Customer repurchase agreements	(179)	(249)	70
Borrowings	(176)	(37)	(139)
Total interest expense	(1,279)	(1,387)	108
Net interest income	$180	$404	$(224)

Nine months ended September 30, 2009 and 2008

Net interest income on a taxable equivalent basis increased $38,000 or 0.2% for the nine months ended September 30, 2009 compared to the 2008 period.  This slight increase was due mostly to changes in rates that only slightly offset decreases due to changes in volumes of earnings assets, as indicated by the Rate/Volume Analysis shown later in this section.

The Company’s yield on earnings assets was 5.31% compared to 6.15% for the prior year period. The cost of interest bearing liabilities was 1.88% compared to 2.84%. These rates resulted in an interest rate spread of 3.43% compared to 3.31%. The net interest margin, on a fully taxable equivalent basis, was 3.79% for the nine month period ended September 30, 2009 compared to 3.87% for the 2008 period, an eight basis point decline. Yields and rates generally fell between periods, but the decline in margin was mitigated by improvements in liability pricing.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine-month period ended September 30, 2009 and 2008.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2009	2008	2009	2008	2009	2008
Loans:
Commercial	$91,193	$90,301	$3,227	$4,219	4.72%	6.23%
Real estate	466,787	466,346	19,956	22,580	5.70	6.46
Consumer	7,746	8,956	511	606	8.80	9.02
Total loans	565,726	565,603	23,694	27,405	5.58	6.46

Securities:
Federal agencies and GSE	49,606	46,428	1,584	1,682	4.26	4.83
Mortgage-backed & CMO's	41,158	48,588	1,618	1,852	5.24	5.08
State and municipal	50,439	46,376	2,133	1,910	5.64	5.49
Other	7,212	6,471	185	243	3.42	5.01
Total securities	148,415	147,863	5,520	5,687	4.96	5.13

Deposits in other banks	26,258	9,153	287	225	1.46	3.28

Total interest-earning assets	740,399	722,619	29,501	33,317	5.31	6.15

Non-earning assets	68,362	62,753

Total assets	$808,761	$785,372

Deposits:
Demand	$99,860	$108,463	263	600	0.35	0.74
Money market	73,112	52,365	453	779	0.83	1.98
Savings	62,284	62,107	115	276	0.25	0.59
Time	274,214	257,871	5,797	7,888	2.82	4.08
Total deposits	509,470	480,806	6,628	9,543	1.73	2.65

Customer repurchase agreements	60,790	53,069	543	1,103	1.19	2.77
Other short-term borrowings	1,355	11,808	5	237	0.49	2.68
Long-term borrowings	31,376	34,195	1,306	1,453	5.55	5.67

Total interest-bearing liabilites	602,991	579,878	8,482	12,336	1.88	2.84

Noninterest bearing demand deposits	97,970	98,116
Other liabilities	4,740	5,088
Shareholders' equity	103,060	102,290
Total liabilities and
shareholders' equity	$808,761	$785,372

Interest rate spread					3.43%	3.31%
Net interest margin					3.79%	3.87%

Net interest income (taxable equivalent basis)			21,019	20,981
Less: Taxable equivalent adjustment			697	670
Net interest income			$20,322	$20,311

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine months ended September 30
	2009 vs. 2008
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(992)	$(1,033)	$41
Real estate	(2,624)	(2,645)	21
Consumer	(95)	(15)	(80)
Total loans	(3,711)	(3,693)	(18)
Securities:
Federal agencies & GSE	(98)	(208)	110
Mortgage-backed & CMO's	(234)	57	(291)
State and municipal	223	52	171
Other securities	(58)	(83)	25
Total securities	(167)	(182)	15
Deposits in other banks	62	(178)	240
Total interest income	(3,816)	(4,053)	237

Interest expense
Deposits:
Demand	(337)	(293)	(44)
Money market	(326)	(562)	236
Savings	(161)	(162)	1
Time	(2,091)	(2,565)	474
Total deposits	(2,915)	(3,582)	667

Customer repurchase agreements	(560)	(702)	142
Borrowings	(379)	(140)	(239)
Total interest expense	(3,854)	(4,424)	570
Net interest income	$38	$371	$(333)

Noninterest Income

Noninterest income increased to $2,119,000 in the third quarter of 2009 from $2,062,000 in the third quarter of 2008, a $57,000 or 2.8% increase. The major drivers in this increase were a $123,000 increase in mortgage banking income in the 2009 quarter and $87,000 in securities losses in the 2008 quarter.

Fees from the management of trusts, estates, and asset management accounts decreased to $813,000 in the third quarter of 2009 from $901,000 in the third quarter of 2008, an $88,000 or 9.8% decline.  Volatility in the financial markets negatively impacted account asset values, which more than offset the income from new account activity.  A substantial portion of Trust fees is earned based on account market values.

Service charges on deposit accounts decreased to $536,000 in the third quarter of 2009 from $603,000 in the third quarter of 2008, a $67,000 or 11.1% decline. This reduction was primarily the result of a decrease in customer overdraft activity.

Other fees and commissions increased $257,000 in third quarter of 2009 from $193,000 in the third quarter of 2008, an increase of $64,000 or 33.2% due primarily to increases VISA check card income.

   Mortgage banking income increased to $361,000 in the third quarter of 2009 from $238,000 in the third quarter of 2008, an increase of $123,000 or 51.7%. This improvement reflects the impact of historically low mortgage rates and increased refinancing demand. Demand for mortgage refinancing exceeded management’s expectations during the quarter.

Brokerage fees decreased to $23,000 in the third quarter of 2009 from $126,000 for the third quarter in 2008, a $103,000 or 81.7% decline. The reduction was due to a decline in retail investment activity and personnel turnover.

Noninterest income decreased to $5,106,000 in the nine months ended September 30, 2009 from $6,038,000 for the same period in 2008, a $932,000 or 15.4% decline. The major factors impacting earnings for the nine month period included all the items noted above, a $1,200,000 write-down of other real estate owned in 2009, and $255,000 in securities related losses recognized in the 2008 period.

Noninterest Expense

Noninterest expense was $5,598,000 for the third quarter of 2009 compared to $5,485,000 for the third quarter in 2008, an increase of $113,000 or 2.1%.

Salaries were $2,471,000 for the third quarter of 2009 compared to $2,466,000 for the third quarter of 2008, a $5,000 or 0.2% increase, virtually unchanged.  Late in the second quarter 2009 management reduced the number of full time equivalent employees in the Bank by 14, over 5% of the workforce. This was accomplished through a combination of retirements, unfilled vacancies, and a small number of layoffs.  Management incurred $100,000 in one time costs during the second quarter related to the reduction, but anticipates future annualized savings of approximately $700,000. The savings are beginning to manifest during the third quarter 2009.

Employee benefits were $806,000 for the third quarter of 2009 compared to $688,000 for the third quarter of 2008, an $118,000 or 17.2% increase, due primarily to increases in insurance, pension and other benefit related expenses.In October 2009 the Board of Directors approved converting the Bank’s defined benefit pension plan to a cash balance plan, effective December 31, 2009. Income will be allocated each year to the participants based on the 10-year Treasury yield from the prior December. Management anticipates that this action will significantly reduce the financial risk and volatility inherent in this type of benefit.

FDIC insurance assessment was $203,000 for the third quarter of 2009 compared to $47,000 for the third quarter of 2008, a $156,000 or 331.9% increase.  This increase resulted from the combination of industry wide premium increases and the final use of premium credits during the 2008 period. Management had anticipated a second special FDIC assessment during the quarter comparable to the $360,000 incurred in the second quarter. However, on September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If approved by the FDIC, the payment is expected to be made in late fourth quarter of 2009 and is estimated to be $2.9 million for the Bank. It will be expensed over the three year period with quarterly adjustments based on actual deposits.

Noninterest expense was $17,794,000 for the nine months ended September 30, 2009 compared to $16,577,000 for the same period of 2008, an increase of $1,217,000 or 7.3%. Expenses for the period were impacted by the same factors noted above: however, the total FDIC expense increase accounted for $896,000 or 73.6% of the total increase.

Income Taxes

The effective tax rate for the third quarter of 2009 was 28.5% compared to 29.5% for the same quarter of 2008.

The effective tax rate for the nine months ended September 30, 2009 was 26.3% compared to 27.6% for the same period of 2008.

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

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, is used to meet collateral requirements for public deposits, and facilitates commercial customers’ repurchase agreements.  The portfolio consists primarily of high quality, investment-grade securities.  Federal agency and U. S. government sponsored enterprises, mortgage-backed securities, and state and municipal securities comprise the majority of the portfolio.

The available for sale securities portfolio was $181,953,000 at September 30, 2009 compared to $133,695,000 at December 31, 2008, a $48,258,000 or 36.1% increase.  The held to maturity securities portfolio decreased to $6,540,000 at September 30, 2009 from $7,121,000 at December 31, 2008, a $581,000 or 8.2% decline.

At September 30, 2009, the available for sale portfolio had an estimated fair value of $181,953,000 and an amortized cost of $176,037,000, resulting in a net unrealized gain of $5,916,000.At the same dates, the held to maturity portfolio had an estimated fair value of $6,831,000 and an amortized cost of $6,540,000, resulting in a net unrealized gain of $291,000.

At September 30, 2009, mortgage-backed securities consist principally of obligations of U.S. Government sponsored enterprises.  CMOs (collateralized mortgage obligations) issued by non-U.S. Government sponsored enterprises, as of September 30, 2009, had an amortized cost of $2,562,000 and an estimated fair value of $2,332,000; resulting in an estimated net unrealized loss of $230,000.

    The current economic circumstances on a local, regional and national level have resulted in a significant slowdown in business activity. This slowdown has manifested itself on the Company’s balance sheet with a moderate reduction in the size of our loan portfolio, a slight increase in total deposits and a substantial increase in our investment portfolio. The Company is cognizant of the historically low interest rate environment and has elected to maintain an investment strategy of purchasing high quality securities of relatively short durations.

Loans

   The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans were $539,188,000 at September 30, 2009 compared to $571,110,000 at December 31, 2008, a $31,922,000 or 5.6% decrease. Management considers the decline in the loan portfolio primarily the result of the current economic climate and the overall slowdown in business activity and, secondarily, the Company’s deliberate decision to maintain a conservative risk profile in consideration of long term asset quality.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was $8,260,000 at September 30, 2009 compared to $7,824,000 at December 31, 2008.  The allowance was 1.53% of loans at the end of the third quarter 2009 compared to 1.37% at year-end.   Management considers the increase in the allowance appropriate because of continuing deterioration and negative trends in the economy, including unemployment, delinquency and foreclosure rates nationally and in Virginia and North Carolina. Bank management is aware of the possible financial impact of extended economic distress in our marketplace and has incorporated that into its qualitative assessment of the allowance for loan loss.

Annualized net charge-offs represented 0.12% of total loans during the third quarter of 2009.  Year to date net charge-offs represented 0.21% of total loans.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.58% and 0.50% of total loans, respectively, at September 30, 2009 and December 31, 2008.  There were no troubled debt restructurings at September 30, 2009 or December 31, 2008.

The following table summarizes nonperforming assets (in thousands):

	September 30,	December 31,
	2009	2008
Loans 90 days or more past due	$-	$-
Nonaccrual loans	3,106	2,845
Nonperforming loans	3,106	2,845
Foreclosed real estate	4,558	4,311
Nonperforming assets	$7,664	$7,156

Premises and equipment

Premises and equipment were $19,390,000 at September 30, 2009 compared to $17,129,000, a $1,783,000 or 13.2% increase. Most of this increase was related to changes in the Bank’s branch structure, most notably the recent completion of a $2.8 million branch in Martinsville, Virginia, which opened in July 2009. The Company is actively seeking to provide better customer service through its branch system in a cost effective and efficient manner. Earlier this year the Bank closed two Danville branches in close proximity to each other. Their operations were consolidated into a new, larger facility, with extended hours, at Piedmont Drive in Danville. In April, the Bank relocated the Smith Mountain Lake branch to a better facility in order to provide services not previously available to customers in that market. The South Main branch  in Danville was closed in October. All of these changes were part of a concerted strategy to improve customer service in a cost effective and efficient manner.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $596,295,000 at September 30, 2009 compared to $589,138,000 at December 31, 2008, a $7,157,000 or 1.2% increase. Core deposit growth continues to be an ongoing strategic goal and challenge for the Bank and the community banking industry in general. The Bank has a practice of maintaining only limited reliance on wholesale funding sources. During the 2009 quarter the Bank reduced its brokered deposits from $15 million to $5.7 million.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity increased slightly to $104,905,000 at September 30, 2009 from $102,300,000 at December 31, 2008.

The Company paid cash dividends of $0.69 per share during 2009 while the aggregate basic and diluted earnings per share during the first nine months were $0.76 per share.  The Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend relatively high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2009, the Company's Tier I and total capital ratios were 17.16% and 18.41%, respectively.  At December 31, 2008, these ratios were 16.67% and 17.92%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.76% and 13.04% at September 30, 2009 and December 31, 2008, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2009, that the Company met the requirements to be considered well capitalized.

Russell 2000

American National Bankshares Inc. (NASDAQ: AMNB) was added to the Russell 3000 Index and the Russell 2000 Index on June 29, 2009 when Russell Investments reconstituted its comprehensive set of U. S. and Global equity indexes. The Russell indexes are widely used by investment managers as index funds and performance benchmarks for investment strategies. The indexes are reconstituted annually in late May and are comprised of the 3,000 largest U. S. stocks by market capitalization. The largest 1,000 companies comprise the Russell 1000 and the next 2,000 companies comprise the Russell 2000. The Index is reconstituted on an annual basis.

Subsequent Events

In October 2009 the Bank awarded a contract for construction of a new branch building in South Boston, Virginia. The building will be located on a one acre site on U.S. Highway 129. The building will be one story and approximately 5,400 square feet. The cost of the building is expected to be $1.3 million and the overall cost of the project, not including currently owned land, is expected to be $1.8 million. Completion is expected in the third quarter 2010.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of business that result in off-balance sheet commitments.  Other than AMNB Statutory Trust I, formed in 2006 to issue the Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet commitments were as follows (in thousands):

	September 30, 2009	December 31, 2008

Commitments to extend credit	$133,070	$146,399
Standby letters of credit	2,473	2,858
Mortgage loan rate-lock commitments	5,375	2,031

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

The most recent simulation projection for the Company shows that a 1% shocked, i.e. sudden, increase in market rates will result in an annualized increase in net interest income of 5.2%. The Company does not consider a decline in market rates as probable in the current economic situation.

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

The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2009, FHLB borrowings were $12,675,000, consisting of $4,000,000 in floating-rate, overnight borrowings and $8,675,000 in fixed-rate, long-term advances.  FHLB borrowings were $21,637,000 at December 31, 2008, consisting of $7,850,000 in floating-rate, overnight borrowings and $13,787,000 in fixed-rate, long-term advances.

The Company had fixed-rate term borrowing contracts with the FHLB as of September 30, 2009, with the following final maturities (in thousands):

Amount	Expiration Date
$4,000,000	March 2011
4,000,000	April 2011
675,000	March 2014
$8,675,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2009. The Company also has significant access to the brokered market for time deposits. At September 30, 2009 only $5.7 million was outstanding in this category.

There have been no material changes to market risk as disclosed in the Company’s 2008 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases Made for the Quarter Ended September 30, 2009
Dates	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1–31	-	$-	-	82,150
August 1-18	-	-	-	82,150

On August 18, 2009, the stock repurchase plan expired

3.	Defaults Upon Senior Securities

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 6, 2009	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 6, 2009	Chief Financial Officer