Form 10-K
period 2009-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2010-03-12
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
   Large accelerated filer  ☐                                                      Accelerated filer  ☑                                                      Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009, based on the closing price, was $102,460,170.

The number of shares of the registrant’s common stock outstanding on March 12, 2010 was 6,123,275.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 18, 2010, are incorporated by reference in Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors,” “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.  The information required by Item 401 of regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

   The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Related Party Transactions” and “Election of Directors – Board Independence” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

      The operations of the Company are conducted at eighteen banking offices and two loan production offices serving Southern and Central Virginia and the northern portion of Central North Carolina.  American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-five ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

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

Dividend Restrictions and Capital Requirements

For information regarding the limitation on bank dividends and risk-based capital requirements, refer to Note 20 of the consolidated financial statements.  Additional information may be found in the Shareholder’s Equity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

   The standard insurance amount of $250,000 per depositor is in effect through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and other certain retirement accounts, which will remain at $250,000 per depositor.

  The FDIC’s temporary Transaction Account Guarantee Program provides depositors with unlimited coverage for noninterest-bearing transaction accounts at participating FDIC-insured institutions. Noninterest-bearing checking accounts include Demand Deposit Accounts (DDAs) and any transaction account that has unlimited withdrawals and that cannot earn interest. Also included are low-interest NOW accounts (NOW accounts that cannot earn more than 0.5% interest) and IOLTA accounts. This unlimited insurance coverage is temporary and will remain in effect through June 30, 2010.

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

Under the risk-based deposit premium assessment system of the FDIC, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities.  To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories (referred to as Risk Categories I, II, III and IV) determined by reference to its capital levels and supervisory ratings.  The assessment rates in 2008 ranged, on an annual basis, from 5 to 43 basis points, depending on the insured institution’s risk category as described above.  In late 2008, the FDIC took action to raise assessment rates by 7 basis points in each risk category beginning the first quarter of 2009.  Further, for institutions such as American National Bank and Trust Company that have elected to provide unlimited FDIC coverage for noninterest-bearing transaction accounts, an additional assessment at the annual rate of 10 basis points is due in 2010 for the amount of balances in non-interest bearing transaction accounts that exceed the existing coverage limit of $250,000 for deposit accounts other than retirement accounts and noninterest-bearing transaction accounts.

Under a revised assessment schedule effective April 1, 2009, the FDIC set new initial base assessment rates that range, on an annual basis, from 12 to 45 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above.  These initial base assessment rates are subject to possible adjustments, including (1) for all risk categories, a potential increase for unsecured liabilities and potential decrease for long-term unsecured debt and (2) for all risk categories, other than Risk Category I, a potential increase for brokered deposits.

In February 2009, the FDIC proposed that an emergency special assessment up to 20 basis points per $100 of deposits be collected from all insured institutions in September 2009, and in May 2009 further proposed that additional special assessments of up to 5 basis points each be collected as considered necessary thereafter to maintain public confidence in federal deposit insurance.  The Bank paid a special assessment to the FDIC in the second quarter of 2009 of approximately $360,000.  On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, the Bank prepaid an estimated three years deposit insurance premium, totaling approximately $2.9 million, pursuant to an FDIC mandate.  These prepayments were required from all insured depository institutions.

The level of FDIC insurance premium assessments in 2007 and 2008 for American National Bank and Trust Company was reduced by a cumulative total of $499,000 though application of a one-time premium assessment credit that resulted from the provisions of the Federal Deposit Insurance Reform Act of 2005.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2009 and 2008, that the Company met the requirements for being classified as “well capitalized.”

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

After considering the appropriateness of applying under UST’s capital purchase program under TARP, the Company elected not to participate.  The Company believes its current and projected capital position is sufficient to meet the growth plans and credit needs of the communities it serves without government support.

Employees

At December 31, 2009, the Company employed 238 full-time equivalent persons.  The relationship with employees is considered to be good.

Internet Access to Company Documents

The Company provides access to its Securities and Exchange Commission (the “SEC”) filings through a link on the Investor Relations page of the Company’s website at www.amnb.com.  Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The following lists, as of December 31, 2009, the named executive officers of the registrant, their ages, and their positions.

Name                                                             Age                                               Position

Charles H. Majors	64	President and Chief Executive Officer of the Company.

William W. Traynham	54
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American National Bankshares Inc. since April 2009; Executive Vice President, Chief Financial Officer, and Cashier of American National Bank and Trust Company since April 2009; prior thereto, President and Chief Financial Officer of Community Bankshares Inc. and Chief Financial Officer of Community Resource Bank, NA from 1992 until the sale of the company in 2008.

Jeffrey V. Haley	49
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

R. Helm Dobbins	58
Senior Vice President of American National Bankshares Inc.; Executive Vice President and Chief Credit Officer of American National Bank and Trust Company since November 2005; prior thereto, Senior Vice President and Chief Credit Officer of American National Bank and Trust Company since June 2003.

S. Cabell Dudley, Jr.	64
Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Lending Officer of American National Bank and Trust Company since July 2008; prior thereto, Senior Vice President and Commercial Relationship Manager since March 2006; prior thereto, Senior Vice President of Wachovia Bank.

Dabney T. P. Gilliam, Jr.	55
Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Administrative Officer of American National Bank and Trust Company since July 2008; prior thereto, Senior Vice President of American National Bank and Trust Company since February 2007; prior thereto, Chief Financial Officer of RACO, Inc. from January 2006 to February 2007; prior thereto, Senior Vice President, Senior Loan Officer and Chief Banking Officer of American National Bank and Trust Company.

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

Trust and Investment Services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation.  When general economic conditions deteriorate, consumer and corporate confidence in securities markets erodes, and Trust and Investment Service revenues are negatively impacted as asset values and trading volumes decrease.

A downturn in the real estate market could materially and negatively affect the Company’s business.

A downturn in the real estate market could negatively affect the Company’s business because significant portions of its loans are secured by real estate (approximately 82% as of December 31, 2009). The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

Substantially all of the Company’s real property collateral is located in its market area.  If there is a significant decline in real estate values, especially in our market area, the collateral for loans would provide significantly less security.  Real estate values could be affected by, among other things, a continued economic slowdown and an increase in interest rates.

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

The primary source of the Company’s income from which it pays cash dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Company is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the subsidiary bank and other factors, that the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice.  In the event American National Bank & Trust Company was unable to pay dividends to American National Bankshares Inc., the holding company would likely have to reduce or stop paying common stock dividends.  The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of the common stock.

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

Recent Negative Developments in the Financial Industry and Credit Markets May Adversely Affect the Company’s Operations and Results.

Negative developments in 2007 and 2008 in the credit markets have resulted in uncertainty in the financial markets in general and an economic downturn during 2009 which is continuing into early 2010.  Loan portfolio quality has deteriorated at many institutions, and the Company also has experienced some deterioration.  In addition, the value of real estate collateral supporting many home mortgages, including mortgages held by the Company, has declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets.  As a result, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and credit markets, and the impact of new legislation in response to those developments, may negatively impact the Company’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact its financial performance.  In addition, these risks could affect the value of the Company’s loan portfolio as well as the value of its investment portfolio, which would also negatively affect its financial performance.

Increase in FDIC insurance premiums may adversely affect our earnings.

     During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF.  In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are currently insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts at institutions , such as American National Bank & Trust Company, participating in the Transaction Account Guarantee Program are currently fully insured (unlimited coverage).  These programs have placed additional stress on the DIF.

      In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions.  In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the Deposit Insurance Fund.

   The Company may be required to pay even higher FDIC premiums than the recently increased levels.  Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs.  The exact requirements of such a rule are not yet known, but such a rule could have a negative impact on our earnings. The Company must pay for the FDIC insurance and these announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings.

The Company relies on other companies to provide key components of our business infrastructure.

   Third parties provide key component of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While we have selected these third party vendors carefully, we do not control their actions.  Any problem caused by these third parties, including those resulting from disruptions in communication services proved by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business.  Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interface with the vendor’s ability to serve us.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

ITEM 2 – PROPERTIES

As of December 31, 2009, the Company maintained eighteen banking offices located in Danville, Pittsylvania County, Martinsville, Henry County, Halifax County, Lynchburg, Bedford County, Campbell County, and Nelson County in Virginia and Caswell County in North Carolina.  The Company also operates two loan production offices.

The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia.  This building, owned by the Company, was originally constructed in 1973 and has three floors totaling approximately 27,000 square feet.

The Company owns a building located at 103 Tower Drive in Danville, Virginia.  This three-story facility serves as an operations center for data processing and deposit operations.

The Company has an office at 445 Mount Cross Road in Danville, Virginia where it consolidated two banking offices in January 2009 and gained additional administrative space.

The Company owns ten other retail offices and two closed offices, for a total of fifteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates twenty-five Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases six of the retail office locations and a storage warehouse.

ITEM 3 – LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which the property of the Company is subject.

ITEM 4 – RESERVED
No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through a solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2009, the Company had 1,611 shareholders of record.  The following table presents the high and low closing sales prices for the Company’s common stock and dividends declared for the past two years.

Market Price of the Company’s Common Stock

	Closing Price		Dividends
2009	High	Low	Per Share
4th quarter	$22.76	$19.79	$0.23
3rd quarter	23.50	19.67	0.23
2nd quarter	21.42	15.11	0.23
1st quarter	17.58	14.61	0.23
			$0.92

	Closing Price		Dividends
2008	High	Low	Per Share
4th quarter	$18.25	$14.01	$0.23
3rd quarter	18.20	15.80	0.23
2nd quarter	22.00	17.45	0.23
1st quarter	22.64	18.65	0.23
			$0.92

Stock Compensation Plans

The Company maintains the 2008 Stock Incentive Plan (“2008 Plan”), which is designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The 2008 Plan was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the stockholders on April 22, 2008 at the Company’s 2008 Annual Meeting.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Plan authorized the issuance of up to 500,000 shares of common stock.

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

Stock options become vested and exercisable in the manner specified by the committee.  Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.  As of December 31, 2009, 104,353 shares remain exercisable under the 1997 Option Plan and 27,750 shares are vested and exercisable under the 2008 Plan.  There were 6,000 stock options awarded in 2009.  Options granted in 2009 vest one third each year at December 31, 2009, 2010, and 2011.

The December 31, 2009 position of the Company’s equity investment compensation plan is summarized below:

	December 31, 2009
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans

Equity compensation plans approved by shareholders	162,603	$21.39	441,000
Equity compensation plans not approved by shareholders	-	-	-
Total	162,603	$21.39	441,000

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2009.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2004.  The indexes are the NASDAQ Composite Index; the SNL Bank $500 Million-$1Billlion Index, which includes bank holding companies with assets of $500 million to $1 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
140
120
100
80
60
40
20
Index Value
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $500M-$1B

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
American National Bankshares Inc.	100.00	99.46	103.53	92.43	82.84	112.16
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00

Russell 2000

The Company was added to the Russell 3000 Index and the Russell 2000 Index on June 29, 2009 when Russell Investments reconstituted its comprehensive set of U. S. and Global equity indexes. The Russell indexes are widely used by investment managers as index funds and performance benchmarks for investment strategies. The indexes are reconstituted annually in late May and are comprised of the 3,000 largest U. S. stocks by market capitalization. The largest 1,000 companies comprise the Russell 1000 and the next 2,000 companies comprise the Russell 2000.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(in thousands, except per share amounts and ratios)
	2009	2008	2007	2006	2005
Results of Operations:
Interest income	$38,061	$42,872	$48,597	$45,070	$32,479
Interest expense	10,789	15,839	19,370	16,661	8,740
Net interest income	27,272	27,033	29,227	28,409	23,739
Provision for loan losses	1,662	1,620	403	58	465
Noninterest income	7,043	7,913	8,822	8,458	7,896
Noninterest expense	23,318	22,124	21,326	20,264	17,079
Income before income tax provision	9,335	11,202	16,320	16,545	14,091
Income tax provision	2,525	3,181	4,876	5,119	4,097
Net income	$6,810	$8,021	$11,444	$11,426	$9,994

Period-end Balances:
Securities	$199,686	$140,816	$157,149	$162,621	$165,629
Loans, net of unearned income	527,991	571,110	551,391	542,228	417,087
Deposits	604,273	589,138	581,221	608,528	491,651
Assets	808,973	789,184	772,288	777,720	623,503
Shareholders' equity	106,389	102,300	101,511	94,992	73,419
Shareholders' equity - tangible (a)	82,223	77,757	76,591	69,695	73,287

Per Share Information:
Earnings - basic	$1.12	$1.32	$1.86	$1.91	$1.83
Earnings - diluted	1.12	1.31	1.86	1.90	1.81
Dividends	0.92	0.92	0.91	0.87	0.83
Book value	17.41	16.81	16.59	15.42	13.49
Book value - tangible (a)	13.46	12.78	12.52	11.31	13.47

Ratios:
Return on average assets	0.84%	1.02%	1.48%	1.51%	1.61%
Return on average shareholders' equity	6.57	7.79	11.69	12.72	13.95
Return on average tangible equity (b)	8.94	10.60	16.09	16.60	14.35
Net interest margin - taxable equivalent	3.81	3.87	4.24	4.20	4.17
Average shareholders' equity / average assets	12.79	13.10	12.65	11.85	11.57
Dividend payout ratio	82.40	69.89	48.82	45.58	45.39
Net charge-offs to average loans	0.24	0.21	0.05	0.10	0.56
Allowance for loan losses to period-end loans	1.55	1.37	1.34	1.34	1.46
Nonperforming assets to total assets	0.87	0.91	0.42	0.45	0.72

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: (i) the requirement that losses be accrued when they are probable of occurring and estimable and (ii) and the requirement that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change. The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff and local, regional and national economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  Allowance calculations for consumer loans are calculated on a product basis rather than by risk grade. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with eighteen banking offices and two loan production offices

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-five ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Additional information is available on the Company’s website at www.amnb.com.  The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.  The shares of American National Bankshares Inc. are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

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

Net interest income on a taxable equivalent basis increased $313,000 or 1.1% in 2009 from 2008, following a $2,226,000 or 7.4% decrease in 2008 from 2007.  The increase in net interest income in 2009 was primarily due to a 0.88% reduction in interest rates paid on deposits.  The decrease in net interest income in 2008 was primarily due to 1.21% decrease in the yield on loans, the largest component of earnings assets. The net interest margin was 3.81% for 2009, 3.87% for 2008, and 4.24% for 2007. During 2008, the Federal Open Market Committee of the FRB reduced the intended federal funds rate seven times from 4.25% to 0.25%, where it remained for the duration of 2009 and into early 2010.   This historically low rate environment has had a dramatic effect on the Company’s net interest margin.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2009	2008	2007	2009	2008	2007	2009	2008	2007
Loans:
Commercial	$88,551	$91,117	$89,673	$4,213	$5,515	$6,980	4.76%	6.05%	7.78%
Real Estate	463,093	467,508	449,683	26,294	29,712	33,621	5.68	6.36	7.48
Consumer	7,623	8,774	10,420	659	795	975	8.64	9.06	9.36
Total loans	559,267	567,399	549,776	31,166	36,022	41,576	5.57	6.35	7.56

Securities:
Federal agencies	52,694	45,660	68,521	2,139	2,215	3,032	4.06	4.85	4.42
Mortgage-backed	40,363	47,997	25,406	2,100	2,433	1,255	5.20	5.07	4.94
State and municipal	52,687	45,573	46,069	2,972	2,505	2,530	5.64	5.50	5.49
Other	7,493	6,141	7,484	261	277	438	3.48	4.51	5.85
Total securities	153,237	145,371	147,480	7,472	7,430	7,255	4.88	5.11	4.92

Deposits in other banks	28,804	9,239	13,431	378	301	679	1.31	3.26	5.06

Total interest earning assets	741,308	722,009	710,687	39,016	43,753	49,510	5.26	6.06	6.97

Nonearning assets	68,832	63,859	62,952

Total assets	$810,140	$785,868	$773,639

Deposits:
Demand	$98,576	$109,492	$107,834	290	803	1,550	0.29	0.73	1.44
Money market	72,918	53,659	52,843	527	1,011	1,429	0.72	1.88	2.70
Savings	62,219	61,620	66,246	148	331	845	0.24	0.54	1.28
Time	273,301	258,773	261,286	7,434	10,135	11,711	2.72	3.92	4.48
Total deposits	507,014	483,544	488,209	8,399	12,280	15,535	1.66	2.54	3.18

Customer repurchase
agreements	63,115	52,264	48,088	670	1,377	1,841	1.06	2.63	3.83
Other short-term borrowings	1,037	9,818	346	5	252	19	0.48	2.57	5.49
Long-term borrowings	30,849	34,235	32,245	1,715	1,930	1,975	5.56	5.64	6.12
Total interest bearing
liabilities	602,015	579,861	568,888	10,789	15,839	19,370	1.79	2.73	3.40

Noninterest bearing
demand deposits	99,686	98,157	102,003
Other liabilities	4,814	4,933	4,894
Shareholders' equity	103,625	102,917	97,854
Total liabilities and
shareholders' equity	$810,140	$785,868	$773,639

Interest rate spread							3.47%	3.33%	3.57%
Net interest margin							3.81%	3.87%	4.24%

Net interest income (taxable equivalent basis)				28,227	27,914	30,140
Less: Taxable equivalent adjustment				955	881	913
Net interest income				$27,272	$27,033	$29,227

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

Table 2 - Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2009 vs. 2008			2008 vs. 2007
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(1,302)	$(1,151)	$(151)	$(1,465)	$(1,576)	$111
Real Estate	(3,418)	(3,140)	(278)	(3,909)	(5,200)	1,291
Consumer	(136)	(35)	(101)	(180)	(30)	(150)
Total loans	(4,856)	(4,326)	(530)	(5,554)	(6,806)	1,252
Securities:
Federal agencies	(76)	(390)	314	(817)	270	(1,087)
Mortgage-backed	(333)	63	(396)	1,178	34	1,144
State and municipal	467	67	400	(25)	2	(27)
Other securities	(16)	(70)	54	(161)	(90)	(71)
Total securities	42	(330)	372	175	216	(41)
Deposits in other banks	77	(263)	340	(378)	(201)	(177)
Total interest income	(4,737)	(4,919)	182	(5,757)	(6,791)	1,034

Interest expense
Deposits:
Demand	(513)	(440)	(73)	(747)	(770)	23
Money market	(484)	(765)	281	(418)	(440)	22
Savings	(183)	(186)	3	(514)	(459)	(55)
Time	(2,701)	(3,243)	542	(1,576)	(1,464)	(112)
Total deposits	(3,881)	(4,634)	753	(3,255)	(3,133)	(122)
Customer repurchase
agreements	(707)	(949)	242	(464)	(613)	149
Other borrowings	(462)	181	(643)	188	(427)	615
Total interest expense	(5,050)	(5,402)	352	(3,531)	(4,173)	642
Net interest income	$313	$483	$(170)	$(2,226)	$(2,618)	$392

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities.  It also includes net gains or losses related to foreclosed real estate.

2009 compared to 2008

Noninterest income was $7,043,000 in 2009, down $807,000 or 11% from 2008, resulting primarily from $1,475,000 in write downs associated with foreclosed real estate. Of that amount, approximately $1.2 million was related to a single real estate development and acquisition relationship. The major source of noninterest income was trust fees, which totaled $3,153,000 for 2009, down 9.1% from 2008, resulting mostly from declines in the stock market. The level of the stock market is a primary driver in trust fee income. The second major source of noninterest income was service charges on deposit accounts, which totaled $2,085,000 for 2009, down 10.3% from 2008, mostly related to declining volumes of returned check fees. Mortgage banking income totaled $1,605,000 for 2009, up 104% from 2008, related to historically low interest rates and a recently enacted homebuyers’ tax credit.

2008 compared to 2007

Noninterest income was $7,913,000 in 2008, down 10.3% from 2007, resulting from decreases in most revenue sources and losses of $450,000 on securities. Trust fees, which totaled $3,467,000 for 2008, were down 3.1% from 2007. Service charges on deposit accounts, which totaled $2,324,000 for 2008, were down 8.2% from 2007, mostly related to declining volumes of returned check fees. Mortgage banking income totaled $788,000 for 2008, was down 17.4% from 2007. Securities losses in 2008 and impairment of securities in 2007 were primarily related to the impairment and subsequent sale of shares the Company held in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock.

Noninterest Expense

2009 compared to 2008

 Noninterest expense was $23,318,000 in 2009, up $1,194,000 or 5.4% over 2008. The increase in FDIC insurance expense accounted for $1,006,000 or 84.3% of this increase.

Salaries expense totaled $10,048,000 for 2009, up 2.6% from 2008. This increase resulted from small salary increases, increased incentive payments, and increased commission payments related to the higher volume of secondary market mortgage loans sold. It was mitigated by a mid-year reduction in force that impacted less than five percent of the Company’s employees.

Benefits expense totaled $3,201,000 for 2009, up 6.7% from 2008. This increase resulted primarily from an increase in costs associated with the Company’s defined benefit program. At year-end 2009 the Company converted its existing defined benefit program to a cash balance program. Management expects the conversion will save significant costs in the future.

Occupancy and equipment expense totaled $2,927,000 for 2009, up 5% from 2008.This increase resulted primarily from an increase in depreciation and premises expense related to the mid-year opening of a newly constructed  branch in Martinsville.

FDIC insurance totaled $1,186,000 for 2009, up 559% or $1,006,000 from 2008. The increase resulted from the aggregate impact of premium increases driven by overall market conditions, the expiration of premium credits in 2008, and the imposition of special assessment in the second quarter of 2009 of approximately $360,000. In December 2009 the Company paid, at the mandate of the FDIC, an estimated three-year deposit premium of $2.9 million which will be amortized to expense over the upcoming three fiscal years.

2008 compared to 2007

Noninterest expense was $22,124,000 in 2008, up 3.7% over 2007, due primarily to increased health insurance costs and provision for unfunded lending commitments.

Salaries expense totaled $9,792,000 for 2008, up 1.1% from 2007. This increase resulted from very limited salary increases, but was mitigated by decreased incentive payments and decreased commission payments related to the lower volumes of secondary market mortgage loans sold.

Benefits expense totaled $3,001,000 for 2008, up 9.2% from 2007. This increase resulted primarily from an increase in costs associated with the Company’s group insurance program.

Occupancy and equipment expense totaled $2,788,000 for 2008, down 6.5% from 2007.This decrease resulted primarily from declining depreciation and repairs expense.

Other expense totaled $5,292,000 for 2008, up 10.7% from 2007. This increase resulted primarily from an increase in provision for off-balance sheet credit risk of $296,000.

Income Taxes

Income taxes on 2009 earnings amounted to $2,525,000, resulting in an effective tax rate of 27.0%, compared to 28.4% in 2008 and 29.9% in 2007.  The Company was subject to a statutory, blended, Federal tax rate of 34.0% in 2009, 34.1% in 2008, and 34.4% in 2007.  The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2009 is asset sensitive.

The interest rate sensitivity position at December 31, 2009 is illustrated in the following table.  The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.

Table 3 - Interest Rate Sensitivity Gap Analysis
December 31, 2009
(dollars in thousands)

	Within		> 1 Year		> 3 Year
	1 Year		to 3 Years		to 5 Years	> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$2,405		$8,288		$-	$-	$10,693
Securities	41,217		38,643		30,172	89,654	199,686
Loans (1)	322,558		81,753		80,826	45,344	530,481
Total interest
sensitive assets	366,180		128,684		110,998	134,998	740,860

Interest sensitive liabilities:
Checking and savings deposits	158,898		-		-	-	158,898
Money market deposits	75,554		-		-	-	75,554
Time deposits	177,818		62,222		27,905	141	268,086
Customer repurchase agreements	65,929		-		-	-	65,929
Federal Home Loan Bank advances	-		8,000		638	-	8,638
Trust preferred capital notes	-		20,619		-	-	20,619
Total interest
sensitive liabilities	478,199		90,841		28,543	141	597,724

Interest sensitivity gap	$(112,019)		$37,843		$82,455	$134,857	$143,136

Cumulative interest sensitivity gap	$(112,019)		$(74,176)		$8,279	$143,136

Percentage cumulative gap
to total interest sensitive assets	(15.1	) %	(10.0	) %	1.1%	19.3%

(1) Loans include loans held for sale and are net of unearned income.

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2009, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Table 4 - Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2009
Change in	Changes in
Interest	Net interest Income (1)
Rates	Amount	Percent

Up 4.0%	$4,982	16.4%
Up 3.0%	3,615	11.9
Up 2.0%	2,307	7.6
Up 1.0%	934	3.1
No change	-	-

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

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”), federal funds lines of credit from two correspondent banks, access to the Federal Reserve Bank of Richmond’s discount window, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Borrowings under the line were $8,638,000 at December 31, 2009 and $21,637,000 at December 31, 2008.  In addition, the Company had outstanding against this line $40 million in FHLB letters of credit used to provide collateral for public deposits in Virginia.

The Company had fixed-rate term borrowing contracts with the FHLB as of December 31, 2009, with the following final maturities:

Amount	Expiration Date
$8,000,000	2011
638,000	2014

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $5,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no balances outstanding under these facilities at December 31, 2009 or 2008.

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a strategic role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The securities portfolio consists primarily of high quality investments.  Federal agency, mortgage-backed, and state and municipal securities comprise the majority of the portfolio.

During 2008, the Company sold all its remaining preferred shares in FNMA and FHLMC.

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

Table 5 - Securities Portfolio
(in thousands, except yields)

	December 31,
	2009		2008		2007

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$32,498	1.76%	$8,240	4.58%	$4,000	3.46%
1 to 5 years	42,404	3.13	29,719	4.95	45,170	4.79
5 to 10 years	6,377	4.58	5,372	5.15	6,180	5.46
Total	81,279	2.70	43,331	4.91	55,350	4.77

Mortgage-backed:
Within 1 year	393	3.66	746	3.91	108	3.43
1 to 5 years	4,081	4.89	3,435	4.95	3,461	4.33
5 to 10 years	14,014	4.97	12,730	4.81	14,411	4.85
Over 10 years	23,076	4.78	28,482	5.08	27,674	5.34
Total	41,564	4.84	45,393	4.97	45,654	5.10

State and Municipal:
Within 1 year	5,958	4.95	4,549	5.04	4,025	5.60
1 to 5 years	18,449	5.06	23,127	4.99	24,443	4.97
5 to 10 years	22,794	5.23	9,302	5.99	11,679	5.63
Over 10 years	17,164	5.61	6,615	6.19	7,878	5.73
Total	64,365	5.26	43,593	5.39	48,025	5.31

Other Securities:
Within 1 year	2,003	4.23	1,485	3.32	-	-
1 to 5 years	1,959	6.28	-	-	1,485	3.32
Total	3,962	5.24	1,485	3.32	1,485	3.32

Total portfolio	$191,170	4.08%	$133,802	5.07%	$150,514	5.03%

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans increased $8,132,000, or 1.4%, from 2008 to 2009.  Average loans increased $17,623,000, or 3.2%, from 2007 to 2008.

At December 31, 2009 total loans were $527,991,000, a decrease of $43,119,000 or 7.6% from the prior year.  The decrease resulted mostly from economic conditions and business and consumer deleveraging.

Loans held for sale totaled $2,490,000 at December 31, 2009, and $1,764,000 at December 31, 2008.

The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Table 6 - Loans by Geographic Region

	December 31, 2009
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2008

Danville region	$200,212	37.9%	(8.3	) %
Central region	146,639	27.8	(9.4)
Southside region	181,140	34.3	(5.1)

Total loans	$527,991	100.0%

The Danville region consists of offices in Danville and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson.  The Southside region consists of offices in Martinsville, the counties of Halifax, Henry, and Pittsylvania, and Greensboro, North Carolina.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2009 or 2008, loans to lessors of nonresidential buildings represented 13.9% of total loans at December 31, 2009 and 13.7% at December 31, 2008; the lessees and lessors are engaged in a variety of industries.

The following table provides information on loan types.

Table 7 - Loans

	December 31,
(in thousands)	2009	2008	2007	2006	2005

Real estate:
Construction and land development	$40,371	$63,361	$69,803	$69,404	$50,092
Commercial real estate	208,066	207,160	198,332	186,639	142,968
Residential real estate	121,639	136,480	133,899	131,126	94,405
Home equity	64,678	57,170	48,313	52,531	42,178
Total real estate	434,754	464,171	450,347	439,700	329,643

Commercial and industrial	86,312	98,546	91,028	91,511	76,735
Consumer	6,925	8,393	10,016	11,017	10,709

Total loans	$527,991	$571,110	$551,391	$542,228	$417,087

The following table presents the maturity schedule of selected loan types.

Table 8 - Maturities of Selected Loan Types
December 31, 2009

	Commercial
	and	Real Estate
(in thousands)	Industrial (1)	Construction	Total

1 year or less	$38,901	$20,005	$58,906
1 to 5 years (2)	45,407	16,261	61,668
After 5 years (2)	2,004	4,105	6,109
Total	$86,312	$40,371	$126,683

(1) includes agricultural loans.
(2) Of the loans due after one year, $63,338 have predetermined interest rates and $4,439 have floating or adjustable interest rates.

Allowance for Loan Losses, Asset Quality, Provision for Loan Losses, and Credit Risk Management

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The Company uses certain practices to manage its credit risk.  These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by a Loan Review department, which operates independently of loan production, (f) regular meetings of a Credit Committee to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (g) regular meetings of an Asset Quality Committee which reviews the status of individual loans.

The Company’s lenders are responsible for assigning risk ratings to loans using the parameters set forth in the Company’s Credit Policy.  The risk ratings are reviewed for accuracy, on a sample basis, by the Company’s Loan Review department.  These risk ratings are used in calculating the level of the allowance for loan losses.

Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company’s Credit Committee, Audit Committee, and Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance factors which are considered include historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, and national and local economic conditions.

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates. The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations.  In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  Allowance calculations for consumer loans are calculated on a product basis rather than a risk grade. The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

No single statistic, formula, or measurement determines the adequacy of the allowance.  Management makes subjective and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions.  For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans (the allocated allowance).  The entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified losses.

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

The Southern Virginia market, in which the Company has a significant presence, is currently and has been under economic pressure. The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Companies within these industries, especially furniture manufacturing, have also closed plants for reasons similar to those noted above.  Additional declines in manufacturing production and unemployment could negatively impact the ability of certain borrowers to repay loans.  Also, the current local and national economic condition, which is resulting in significant unemployment and bankruptcies, foreclosures and bank failures, may further intensify the economic pressure in our markets.

For the years ended December 31, 2009, 2008, and 2007 the allowance for loan losses was $8,166,000, $7,824,000 and $7,395,000, respectively.  The allowance for loan losses as a percentage of loans at each of those dates was 1.55%, 1.37%, and 1.34%, respectively.  The allowance for loan losses increased during 2009 by 4.4% and during the same period the loan portfolio contracted by 7.6%. Even though these indicators are directionally inconsistent, management believes that the growth of the allowance is appropriate in light of expectations regarding levels of foreclosure in residential and commercial real estate, continuing levels of high unemployment, a growing number of bankruptcies, continued economic uncertainty and weak real estate prices.

The provision for loan losses for the same years was $1,662,000, $1,620,000, and $403,000, respectively.

Net loans charge-offs totaled $1,320,000 in 2009, $1,191,000 in 2008, and $272,000 in 2007. Seven relationships accounted for $1,010,000 of the charge offs in 2009; these were primarily residential real estate related, but also included commercial real estate. One residential construction and development loan, secured by undeveloped and partially developed land in the Triad area of North Carolina, accounted for $575,000 of the net charge-offs in 2008.  Net charge offs to average loans during the same periods totaled 0.24%, 0.21%, and 0.05%, respectively. Table 12 presents the Company’s loan loss and recovery experience for the past five years.

The allowance for loan losses is allocated to loan types based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit.  Table 10 summarizes the allocation of the allowance for loan losses for the past five years.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired as of year-end.

Table 9 - Impaired Loans

	December 31,
(in thousands)	2009	2008	2007	2006	2005

Not on nonaccrual status	$2,067	$1,921	$2,255	$262	$537
On nonaccrual status	1,757	1,271	1,310	1,114	2,995

Total impaired loans	$3,824	$3,192	$3,565	$1,376	$3,532

Table 10 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial (including
commercial real estate)	$5,024	60%	$5,163	62%	$5,056	62%	$4,467	61%	$3,897	64%

Residential real estate	3,000	39	2,335	37	1,852	36	2,119	37	1,462	33

Consumer	142	1	326	1	443	2	521	2	653	3

Unallocated	-	-	-	-	44	-	157	-	97	-

Total	$8,166	100%	$7,824	100%	$7,395	100%	$7,264	100%	$6,109	100%

% - represents the percentage of loans in each category to total loans.

Table 11 - Asset Quality Ratios

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005

Allowance to loans*	1.55%	1.37%	1.34%	1.34%	1.46%
Net charge-offs to year-end allowance	16.16	15.22	3.68	6.90	38.27
Net charge-offs to average loans	0.24	0.21	0.05	0.10	0.56
Nonperforming assets to total assets*	0.87	0.91	0.42	0.45	0.72
Nonperforming loans to loans*	0.69	0.50	0.48	0.63	1.02
Provision to net charge-offs	125.91	136.02	148.16	11.58	19.89
Provision to average loans	0.30	0.29	0.07	0.01	0.11
Allowance to nonperforming loans*	224.22	275.01	280.22	212.09	142.97

* - at year end

Table 12 - Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of period	$7,824	$7,395	$7,264	$6,109	$7,982

Allowance from acquisition	-	-	-	1,598	-

Charge-offs:
Construction and land development	130	1,007	-	1	-
Commercial real estate	303	61	54	136	2,249
Residential real estate	609	196	140	163	35
Home equity	245	62	19	-	-
Total real estate	1,287	1,326	213	300	2,284
Commercial and industrial	163	63	103	354	76
Consumer	151	175	199	259	217
Total charge-offs	1,601	1,564	515	913	2,577

Recoveries:
Construction and land development	2	71	-	1	-
Commercial real estate	15	101	15	98	46
Residential real estate	5	3	3	11	3
Home equity	1	-	1	1	-
Total real estate	23	175	19	111	49
Commercial and industrial	165	18	50	108	11
Consumer	93	180	174	193	179
Total recoveries	281	373	243	412	239

Net charge-offs	1,320	1,191	272	501	2,338
Provision for loan losses	1,662	1,620	403	58	465
Balance at end of period	$8,166	$7,824	$7,395	$7,264	$6,109

Nonperforming loans include loans on which interest is no longer accrued; accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 0.69% at December 31, 2009 compared to 0.50% at December 31, 2008.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.87% of total assets at December 31, 2009, down from 0.91% at December 31, 2008.  There were no troubled debt restructurings at the end of any of the years presented in the table.

Table 13 - Nonperforming Assets
(in thousands)
	December 31,
	2009	2008	2007	2006	2005
Nonaccrual loans:
Real estate	$3,138	$2,730	$2,488	$3,195	$4,098
Commercial	463	73	107	151	12
Agricultural	-	-	-	-	-
Consumer	41	42	44	79	107
Total nonaccrual loans	3,642	2,845	2,639	3,425	4,217

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	-	-	-	-	46
Commercial	-	-	-	-	10
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	-	56

Total nonperforming loans	3,642	2,845	2,639	3,425	4,273

Foreclosed real estate	3,414	4,311	632	99	188

Total nonperforming assets	$7,056	$7,156	$3,271	$3,524	$4,461

Foreclosed Assets

   Foreclosed assets were carried on the consolidated balance sheets at $3,414,000 and $4,311,000 as of December 31, 2009 and 2008. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. For significant amounts, these valuations are typically outside annual appraisals.

   Of the $3,414,000 balance at year-end 2009, approximately 60% is a single land development project in North Carolina, 22% are commercial real estate properties, 13% are undeveloped land properties and the remainder, less than 5%, are one to four family residential properties.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits increased $24,999,000 or 4.3% in 2009 after decreasing $8,511,000 or 1.4% in 2008.  Period-end deposits increased $15,135,000 or 2.6% from December 31, 2008 to December 31, 2009.  The increase in period-end deposits is attributed primarily to growth in time deposits.

During 2009, demand deposits decreased $13,075,000 or 6.2%, while money market deposits increased $18,939,000 or 33.5%, savings deposits increased $2,249,000 or 3.8%, and certificates of deposit increased $7,022,000 or 2.7%,

Table 14 - Deposits
(in thousands, except rates)

	December 31,
	2009		2008		2007
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand deposits -
noninterest bearing	$99,686	-%	$98,157	-%	$102,003	-%
Demand deposit -
interest bearing	98,576	0.29	109,492	0.73	107,834	1.44
Money market	72,918	0.72	53,659	1.88	52,843	2.70
Savings	62,219	0.24	61,620	0.54	66,246	1.28
Time	273,301	2.72	258,773	3.92	261,286	4.48
	$606,700	1.38%	$581,701	2.11%	$590,212	2.63%

Table 15 - Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2009 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$22,071
Over 3 through 6 months	20,843
Over 6 through 12 months	26,236
Over 12 months	48,146
$117,296

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.  The Company considers these accounts to be stable sources of funds.  The securities underlying these agreements remain under the Company’s control.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Table 16 - Short-Term Borrowings
(dollars in thousands)

	December 31,
	2009	2008

Customer repurchase agreements	$65,929	$51,741
FHLB overnight borrowings	-	7,850
Total	$65,929	$59,591

Weighted interest rate	0.69%	1.75%

Average for the year ended:
Outstanding	$64,152	$62,082
Interest rate	1.05%	2.62%

Maximum month-end outstanding	$75,339	$81,598

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the state of Virginia and North Carolina. At December 31, 2009, the Bank’s public deposits totaled $60,041,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2009, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

Shareholders’ Equity

The Company’s goal with capital management is to be classified as “well capitalized” under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders’ equity was $106,389,000 at December 31, 2009 and $102,300,000 at December 31, 2008.  This increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and stock repurchases.

Shareholders’ equity was $102,300,000 at December 31, 2008 and $101,511,000 at December 31, 2007.  This increase was largely the result of net income but was partially offset by dividends, stock repurchases and the effect of changes in unfunded pension liability.

The Company declared and paid quarterly dividends totaling $0.92, $0.92, and $0.91 per share of common stock in 2009, 2008, and 2007, respectively.  Cash dividends in 2009 totaled $5,612,000 and represented an 82.4% payout of 2009 net income, compared to 69.9% in 2008 and 48.8% in 2007.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 13.15% of assets at December 31, 2009 and 12.96% at December 31, 2008.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines capital strength is measured in two tiers.  Tier I capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the sum of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which must be Tier I capital.  At December 31, 2009, the Company’s Tier I ratio was 17.56% and its total capital ratio was 18.82%.  At December 31, 2008, these ratios were 16.67% and 17.92%, respectively.  The ratios for both years exceeded the regulatory requirements.  The Company’s leverage ratios were 12.81% and 13.04% at December 31, 2009 and 2008, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2009 and 2008, that the Company met the requirements to be considered “well capitalized.”

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$268,086	$177,818	$62,222	$27,905	$141
FHLB borrowings	8,638	-	8,000	-	638
Repurchase agreements	65,929	65,289	-	-	-
Operating leases	587	267	246	74	-
Trust preferred capital notes	20,619	-	-	-	20,619

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

	December 31,
Off-Balance Sheet Transactions	2009	2008

Commitments to extend credit	$133,692	$146,399
Standby letters of credit	2,624	2,858
Mortgage loan rate-lock commitments	2,054	2,031

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table 17 - Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2009	Quarter	Quarter	Quarter	Quarter

Interest income	$9,257	$9,464	$9,690	$9,650
Interest expense	2,307	2,464	2,781	3,237

Net interest income	6,950	7,000	6,909	6,413
Provision for loan losses	328	492	492	350
Net interest income after provision for loan losses	6,622	6,508	6,417	6,063

Noninterest income	1,937	2,119	2,253	734
Noninterest expense	5,524	5,598	6,321	5,875

Income before income taxes	3,035	3,029	2,349	922
Income taxes	866	862	643	154

Net income	$2,169	$2,167	$1,706	$768

Per common share:
Net income - basic	$0.36	$0.36	$0.28	$0.13
Net income - diluted	0.35	0.35	0.28	0.13
Cash dividends	0.23	0.23	0.23	0.23

	Fourth	Third	Second	First
2008	Quarter	Quarter	Quarter	Quarter

Interest income	$10,225	$10,599	$10,788	$11,260
Interest expense	3,503	3,743	4,058	4,535

Net interest income	6,722	6,856	6,730	6,725
Provision for loan losses	600	280	600	140
Net interest income after provision for loan losses	6,122	6,576	6,130	6,585

Noninterest income	1,875	2,062	1,841	2,135
Noninterest expense	5,547	5,485	5,643	5,449

Income before income taxes	2,450	3,153	2,328	3,271
Income taxes	767	929	519	966

Net income	$1,683	$2,224	$1,809	$2,305

Per common share:
Net income - basic	$0.28	$0.36	$0.30	$0.38
Net income - diluted	0.28	0.36	0.30	0.38
Cash dividends	0.23	0.23	0.23	0.23

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, as such term is defined in Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Chief Financial Officer

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc. and Subsidiaries
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2009, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and Subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc. and Subsidiaries
Danville, Virginia

We have audited American National Bankshares Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  American National Bankshares Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American National Bankshares Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows of American National Bankshares Inc. and Subsidiaries and our report dated March 11, 2010 expressed an unqualified opinion.

Winchester, Virginia
March 11, 2010

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands, except share and per share data)

ASSETS	2009	2008
Cash and due from banks	$13,250	$14,986
Interest-bearing deposits in other banks	10,693	9,112

Securities available for sale, at fair value	188,795	129,796
Securities held to maturity (fair value of $6,763
in 2009 and $7,391 in 2008)	6,529	7,121
Total securities	195,324	136,917

Restricted stock, at cost	4,362	3,899
Loans held for sale	2,490	1,764

Loans, net of unearned income	527,991	571,110
Less allowance for loan losses	(8,166)	(7,824)
Net loans	519,825	563,286

Premises and equipment, net	19,195	17,129
Other real estate owned, net of valuation allowance
of $1,284 in 2009 and $70 in 2008	3,414	4,311
Goodwill	22,468	22,468
Core deposit intangibles, net	1,698	2,075
Accrued interest receivable and other assets	16,254	13,237
Total assets	$808,973	$789,184

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$101,735	$95,703
Demand deposits -- interest bearing	97,025	116,132
Money market deposits	75,554	56,615
Savings deposits	61,873	59,624
Time deposits	268,086	261,064
Total deposits	604,273	589,138

Short-term borrowings:
Customer repurchase agreements	65,929	51,741
Other short-term borrowings	-	7,850
Long-term borrowings	8,638	13,787
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,125	3,749
Total liabilities	702,584	686,884

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,110,335 shares outstanding at December 31, 2009 and
6,085,628 shares outstanding at December 31, 2008	6,110	6,086
Capital in excess of par value	26,962	26,491
Retained earnings	72,208	71,090
Accumulated other comprehensive income (loss), net	1,109	(1,367)
Total shareholders' equity	106,389	102,300
Total liabilities and shareholders' equity	$808,973	$789,184

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands, except share and per share data)

	2009	2008	2007
Interest and Dividend Income:
Interest and fees on loans	$31,062	$35,941	$41,499
Interest and dividends on securities:
Taxable	4,853	4,795	4,409
Tax-exempt	1,673	1,621	1,690
Dividends	95	214	320
Other interest income	378	301	679
Total interest and dividend income	38,061	42,872	48,597
Interest Expense:
Interest on deposits	8,399	12,280	15,535
Interest on short-term borrowings	675	1,629	1,860
Interest on long-term borrowings	342	557	602
Interest on trust preferred capital notes	1,373	1,373	1,373
Total interest expense	10,789	15,839	19,370
Net Interest Income	27,272	27,033	29,227
Provision for Loan Losses	1,662	1,620	403
Net Interest Income after Provision for Loan Losses	25,610	25,413	28,824
Noninterest Income:
Trust fees	3,153	3,467	3,578
Service charges on deposit accounts	2,085	2,324	2,531
Other fees and commissions	1,014	857	786
Mortgage banking income	1,605	788	954
Brokerage fees	185	431	550
Securities gains (losses), net	3	(450)	135
Impairment of securities	-	-	(362)
Foreclosed real estate gains (losses), net	(1,475)	(89)	6
Other	473	585	644
Total noninterest income	7,043	7,913	8,822
Noninterest Expense:
Salaries	10,048	9,792	9,688
Employee benefits	3,201	3,001	2,749
Occupancy and equipment	2,927	2,788	2,982
FDIC assessment	1,186	180	87
Bank franchise tax	642	694	663
Core deposit intangible amortization	377	377	377
Other	4,937	5,292	4,780
Total noninterest expense	23,318	22,124	21,326
Income Before Income Taxes	9,335	11,202	16,320
Income Taxes	2,525	3,181	4,876
Net Income	$6,810	$8,021	$11,444

Net Income Per Common Share:
Basic	$1.12	$1.32	$1.86
Diluted	$1.12	$1.31	$1.86
Average Common Shares Outstanding:
Basic	6,097,810	6,096,649	6,139,095
Diluted	6,102,895	6,105,154	6,161,825

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	6,161,865	$6,162	$26,414	$64,584	$(2,168)	$94,992

Net income	-	-	-	11,444	-	11,444
Change in unrealized gains on securities
available for sale, net of tax, $874	-	-	-	-	1,622
Add: Reclassification adjustment for losses
on impairment of securities, net of tax, $127	-	-	-	-	235
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(47)	-	-	-	-	(88)
Change in unfunded pension liability,
net of tax, $(23)	-	-	-	-	(43)
Other comprehensive income					1,726	1,726
Total comprehensive income						13,170
Stock repurchased and retired	(61,900)	(62)	(265)	(1,032)	-	(1,359)
Stock options exercised	18,752	19	276	-	-	295
Cash dividends declared, $0.91 per share	-	-	-	(5,587)	-	(5,587)

Balance, December 31, 2007	6,118,717	6,119	26,425	69,409	(442)	101,511

Net income	-	-	-	8,021	-	8,021

Change in unrealized gains on securities
available for sale, net of tax, $359	-	-	-	-	665
Add: Reclassification adjustment for losses
on securities available for sale, net of
tax, $157	-	-	-	-	293
Change in unfunded pension liability,
net of tax, $(1,015)	-	-	-	-	(1,883)
Other comprehensive loss					(925)	(925)
Total comprehensive income						7,096
Change in pension plan measurement date,
net of tax, $(40)	-	-	-	(75)	-	(75)
Stock repurchased and retired	(46,150)	(46)	(199)	(659)	-	(904)
Stock options exercised	13,061	13	206	-	-	219
Stock compensation expense	-	-	59	-	-	59
Cash dividends declared, $0.92 per share	-	-	-	(5,606)	-	(5,606)

Balance, December 31, 2008	6,085,628	6,086	26,491	71,090	(1,367)	102,300

Net income	-	-	-	6,810	-	6,810

Change in unrealized gains on securities
available for sale, net of tax, $366	-	-	-	-	676
Add: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(1)	-	-	-	-	(2)
Change in unfunded pension liability,
net of tax, $968	-	-	-	-	1,802
Other comprehensive loss					2,476	2,476
Total comprehensive income						9,286
Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)
Stock options exercised	32,307	32	442	-	-	474
Stock compensation expense	-	-	62	-	-	62
Cash dividends declared, $0.92 per share	-	-	-	(5,612)	-	(5,612)

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$6,810	$8,021	$11,444
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,662	1,620	403
Depreciation	1,201	1,086	1,178
Core deposit intangible amortization	377	377	377
Net amortization (accretion) of bond premiums and discounts	(193)	(253)	(188)
Net loss (gain) on sale or call of securities	(3)	450	(135)
Impairment of securities	-	-	362
Gain on sale of loans held for sale	(1,426)	(669)	(733)
Proceeds from sales of loans held for sale	69,802	29,642	31,451
Originations of loans held for sale	(69,102)	(29,369)	(30,424)
Net loss (gain) on sale of foreclosed real estate	168	19	(6)
Net change in valuation allowance on foreclosed real estate	1,307	70	-
Net (gain) loss on sale of premises and equipment	(30)	7	(8)
Stock-based compensation expense	62	59	-
Deferred income tax (benefit) expense	132	691	(67)
Net change in interest receivable	(147)	398	316
Net change in other assets	(2,444)	(3,580)	699
Net change in interest payable	(356)	(373)	39
Net change in other liabilities	610	(862)	(257)
Net cash provided by operating activities	8,430	7,334	14,451

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	-	1,098	1,070
Proceeds from maturities and calls of securities available for sale	89,337	40,255	54,965
Proceeds from maturities and calls of securities held to maturity	596	4,893	1,884
Purchases of securities available for sale	(147,567)	(28,636)	(49,763)
Net decrease (increase) in loans	40,107	(24,970)	(9,933)
Proceeds from sale of premises and equipment	125	-	25
Purchases of premises and equipment	(3,362)	(5,448)	(2,105)
Proceeds from sales of other real estate owned	1,354	318	30
Increase in other real estate owned	(240)	(26)	(59)
Net cash used in investing activities	(19,650)	(12,516)	(3,886)

Cash Flows from Financing Activities:
Net change in demand, money market,
and savings deposits	8,113	11,438	(17,884)
Net change in time deposits	7,022	(3,521)	(9,423)
Net change in customer repurchase agreements	14,188	3,850	14,523
Net change in other short-term borrowings	(7,850)	650	7,200
Net change in long-term borrowings	(5,149)	4,850	(6,150)
Cash dividends paid	(5,612)	(5,606)	(5,587)
Repurchase of stock	(121)	(904)	(1,359)
Proceeds from exercise of stock options	474	219	295
Net cash provided by (used in) financing activities	11,065	10,976	(18,385)

Net (Decrease) Increase in Cash and Cash Equivalents	(155)	5,794	(7,820)

Cash and Cash Equivalents at Beginning of Period	24,098	18,304	26,124

Cash and Cash Equivalents at End of Period	$23,943	$24,098	$18,304

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Consolidation

The consolidated financial statements include the accounts of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).  American National Bank and Trust Company (the “Bank”) offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services, which also include non-deposit products such as mutual funds and insurance policies.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of foreclosed real estate, deferred taxes, other than temporary impairment of investments, and fair value estimates.

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of the Company was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation that occurred in April 2006.  Refer to Note 12 for further details concerning this variable interest entity.

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

Securities

  Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings, though the Company has not and currently does not maintain a trading portfolio. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

   Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment existed, (1) the length of time and the extent to which the fair value had been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

   Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

   For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Due to the nature and restrictions placed on the Company’s investment in common stock of the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Richmond, these securities have been classified as restricted equity securities and carried at cost.

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination.  These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold.  These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans).  In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk.  Loans held for sale are carried at the lower of cost or fair value.  Gains on sales of loans are recognized at the loan closing date and are included in noninterest income.

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in $3,000 in expense for 2009, $9,000 in income for 2008, and $21,000 in expense for 2007.

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

Loans

The Company makes mortgage, commercial, and consumer loans.  A substantial portion of the loan portfolio is secured by real estate.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in the Company’s market area.

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

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans.  Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the accounting guidance.  The yield that may be accreted is limited to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan.  The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life.  Decreases in expected cash flows are recognized as impairments.  Refer to Note 5 for required disclosures.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, and adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The formula allowance uses a historical loss view as an indicator of future losses along with various economic factors and, as a result, could differ from the loss incurred in the future. Allowance calculations for consumer loans are calculated on a product basis rather than by risk grade.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Actual losses could be greater or less than the estimates.

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Premises and equipment are depreciated over their estimated useful lives ranging from three years to thirty-nine years; leasehold improvements are amortized over the lives of the respective leases or the estimated useful lives of the improvements, whichever is less.  Software is generally amortized over three years.  Depreciation and amortization are recorded on the straight-line method.

Costs of maintenance and repairs are charged to expense as incurred.  Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.  Gains and losses on routine dispositions are reflected in current operations.

Goodwill and Intangible Assets

In accordance with current accounting guidance, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.  Intangible assets related to branch transactions continued to amortize. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives ranging from 8.25 years to 10 years.

Trust Assets

Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Foreclosed Real Estate

   Foreclosed real estate represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the lower of cost or fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Stock-Based Compensation

The accounting guidance requires companies to recognize compensation expense related to stock-based compensation awards, such as stock options and restricted stock, in their income statements over the period during which an employee is required to provide service in exchange for such award.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income, although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.  The components of accumulated other comprehensive income (loss), net of tax, included in the equity section of the balance sheets are as follows (in thousands):

	December 31,
	2009	2008

Unrealized gains on securities available for sale	$2,700	$2,024
Unfunded pension liability	(1,591)	(3,391)
Total accumulated other comprehensive income (loss)	$1,109	$(1,367)

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $139,000, $203,000, and $300,000 in 2009, 2008, and 2007, respectively.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

    Effective July 1, 2009, the Company adopted new accounting guidance related to U.S. Generally Accepted Accounting Principles (“GAAP”) (FASB ASC 105). This guidance establishes Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative U.S GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC. This guidance is effective for the Company as of December 31, 2009.

    The Company adopted new guidance impacting FASB Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 18 of the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting FASB Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

    In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of the new guidance did not have a material impact on its consolidated financial statements.

Accounting Standards Not Yet Effective

    In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

    In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

    In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share (‘EPS”) prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

    In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

    In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

    In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

Note 2 – Restrictions on Cash and Amounts Due From Banks

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $6,937,000 at December 31, 2009 and $7,795,000 at December 31, 2008.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2009 did not exceed the insurance limits of the Federal Deposit Insurance Corporation.

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2009 and 2008 were as follows:

	December 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$81,279	$1,474	$7	$82,746
Mortgage-backed	41,365	1,535	310	42,590
State and municipal	58,035	1,442	181	59,296
Corporate	3,962	201	-	4,163
Total securities available for sale	184,641	4,652	498	188,795

Securities held to maturity:
Mortgage-backed	199	14	-	213
State and municipal	6,330	220	-	6,550
Total securities held to maturity	6,529	234	-	6,763
Total securities	$191,170	$4,886	$498	$195,558

	December 31, 2008
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$43,331	$2,093	$8	$45,416
Mortgage-backed	45,139	1,040	496	45,683
State and municipal	36,726	653	74	37,305
Corporate	1,485	3	96	1,392
Total securities available for sale	126,681	3,789	674	129,796

Securities held to maturity:
Mortgage-backed	254	10	-	264
State and municipal	6,867	261	1	7,127
Total securities held to maturity	7,121	271	1	7,391
Total securities	$133,802	$4,060	$675	$137,187

The amortized cost and estimated fair value of investments in securities at December 31, 2009, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$39,053	$39,417	$1,406	$1,417
Due after on year through five years	61,364	63,158	1,448	1,500
Due after five years through ten years	25,695	26,279	3,476	3,633
Due after ten years	17,164	17,351	-	-
Mortgage-backed securities	41,365	42,590	199	213
	$184,641	$188,795	$6,529	$6,763

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Realized gains	$3	$51	$135
Realized losses	-	(501)	-

Securities with a carrying value of approximately $115,444,000 and $90,683,000, at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.

Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

   Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$28,918	$7	$28,918	$7	$-	$-
Mortgage-backed	7,294	95	7,294	95	-	-
Private label CMO’s	2,151	215	-	-	2,151	215
State and municipal	7,420	181	6,991	145	429	36
Total	$45,783	$498	$43,203	$247	$2,580	$251

GSE debt securities. The unrealized losses on the five investments in GSEs (“government sponsored entities”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in five GSE mortgage-backed securities were caused by interest rate increases. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Private-Label Residential Mortgage-Backed Securities: The unrealized losses associated with four private residential collateralized mortgage obligations (“CMOs”) are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the entire amortized cost basis of these securities.

State and municipal securities:  The unrealized losses on the 12 investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $2,812,000 at December 31, 2009.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2008.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$1,583	$8	$1,583	$8	$-	$-
Mortgage-backed	1,751	28	735	4	1,016	24
Private label CMO’s	2,733	468	2,733	468	-	-
State and municipal	3,581	75	3,581	75	-	-
Corporate	389	96	-	-	389	96
Total	$10,037	$675	$8,632	$555	$1,405	$120

Note 4 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2009	2008

Construction and land development	$40,371	$63,361
Commercial real estate	208,066	207,160
Residential real estate	121,639	136,480
Home equity	64,678	57,170
Total real estate	434,754	464,171

Commercial and industrial	86,312	98,546
Consumer	6,925	8,393
Total loans	$527,991	$571,110

Net deferred loan costs included in the above loan categories are $177,000 for 2009 and $244,000 for 2008.
Overdraft deposits were reclassified to consumer loans in the amount of $62,000 and $109,000 for 2009 and 2008, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
(in thousands)	2009	2008

Impaired loans with a valuation allowance	$1,284	$2,545
Impaired loans without a valuation allowance	2,540	647
Total impaired loans	$3,824	$3,192

Allowance provided for impaired loans,
included in the allowance for loan losses	$796	$1,164

Nonaccrual loans excluded from the
impaired loan disclosure	$1,885	$1,574

	Years Ended December 31,
(in thousands)	2009	2008	2007

Average balance in impaired loans	$3,211	$4,829	$2,540

Interest income recognized on impaired loans	$124	$152	$262

Interest income recognized on nonaccrual loans	$-	$-	$-

Loans past due 90 days and still accruing interest	$-	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

Note 5 – Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans pursuant to the acquisition of Community First Financial Corporation (“Community First”) in April 2006.  In accordance with accounting guidance, at acquisition the Company reviewed each loan to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it would be unable to collect all amounts due according to the loan’s contractual terms.  When both conditions existed, the Company accounted for each loan individually, considered expected payments, and estimated the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan.  The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference).  The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected.  The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a valuation allowance for the loan.  Valuation allowances for acquired loans subject to FASB ASC 310-30-3 reflect only those losses incurred after acquisition – that is, the present value of cash flows expected at acquisition that are not expected to be collected.  Valuation allowances are established only subsequent to acquisition of the loans.  For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life.  The Company does not have any such loans that were accounted for as debt securities.

Loans that were acquired in the Community First acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made, had an outstanding balance of $539,000 and a carrying amount $198,000 at December 31, 2009 and an outstanding balance of $665,000 and a carrying amount of $344,000 at December 31, 2008.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2009 and 2008.  These loans are not included in the impaired loan amounts disclosed in Note 4.

(in thousands)	Accretable Yield
Balance at December 31, 2007	$111
Accretion	(20)
Disposals	(46)
Balance at December 31, 2008	45
Accretion	(14)
Balance at December 31, 2009	$31

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2009, are presented below:

	Years Ended December 31,
(in thousands)	2009	2008	2007
Allowance for Loan Losses
Balance, beginning of year	$7,824	$7,395	$7,264
Provision for loan losses	1,662	1,620	403
Charge-offs	(1,601)	(1,564)	(515)
Recoveries	281	373	243
Balance, end of year	$8,166	$7,824	$7,395

	Years Ended December 31,
	2009	2008	2007
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$475	$151	$123
Provision for unfunded commitments	-	324	28
Charge-offs	215	-	-
Balance, end of year	$260	$475	$151

    The reserve for unfunded loan commitments is included in other liabilities.

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2009	2008

Land	$4,455	$3,977
Buildings	17,399	15,686
Leasehold improvements	558	535
Furniture and equipment	13,524	12,497
	35,936	32,695
Accumulated depreciation	(16,741)	(15,566)
Premises and equipment, net	$19,195	$17,129

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $1,201,000, $1,086,000 and $1,178,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2009 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2010	$267
2011	139
2012	107
2013	68
2014 and after	6
$587

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $325,000, $329,000, and 353,000, respectively.

Note 8– Goodwill and Other Intangible Assets

    In accordance with accounting guidance, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed in 2009 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

    The changes in the carrying amount of goodwill for the year ended December 31, 2009, are as follows (in thousands):

Amount

Balance as of January 1, 2009	$22,468
Goodwill recorded during year	-
Impairment losses	-
Balance as of December 31, 2009	$22,468

    Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.

     Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2009
Core deposit intangibles	$3,112	$1,414	$1,698
Goodwill	22,468	-	22,468

December 31, 2008
Core deposit intangibles	$3,112	$1,037	$2,075
Goodwill	22,468	-	22,468

    Amortization expense of core deposit intangibles for each of the years ended December 31, 2009, 2008, and 2007 totaled $377,000.  As of December 31, 2009, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2010	$377
2011	377
2012	377
2013	377
2014	190

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $117,296,000 and $107,186,000, respectively.

At December 31, 2009, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount

2010	$177,818
2011	46,351
2012	15,871
2013	23,154
2014	4,751
2015	141
$268,086

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008

Customer repurchase agreements	$65,929	$51,741
FHLB overnight borrowings	-	7,850
	$65,929	$59,591

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2009, $92,789,000 in 1-4 family residential mortgage loans and $59,761,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of December 31, 2009 and 2008 (in thousands):

Due by December 31	2009 Advance Amount	Weighted Average Rate	Due by December 31	2008 Advance Amount	Weighted Average Rate

2011	$8,000	2.93	2009	$5,000	5.26%
2014	638	3.78	2011	8,000	2.93
	$8,638	2.99%	2014	787	3.78
				$13,787	3.82%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the Commonwealth of Virginia. At December 31, 2009, the Bank’s public deposits totaled $60,041,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2009, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB ASC 810-10-15-14, the Corporation did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Corporation reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

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

The 2008 Stock Incentive Plan (“2008 Option Plan”) was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the stockholders on April 22, 2008.  The 2008 Option Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Option Plan authorizes the issuance of up to 500,000 shares of common stock.  Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2008	218,610	$20.31
Granted	6,000	16.00
Exercised	(32,307)	14.66
Forfeited	(29,700)	19.67
Outstanding at December 31, 2009	162,603	$21.39	5.7 years	$361
Exercisable at December 31, 2009	132,103	$22.43	4.9 years	$208

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on changes in the market value of the Company’s stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2009, 2008, and 2007 was $474,000, $219,000 and $295,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2009, 2008, and 2007 was $105,000, $51,000, and $110,000, respectively.

As of December 31, 2009 and 2008, there was $127,000 and $176,000, respectively, in unrecognized compensation expense.  There was no unrecognized compensation expense as of December 31, 2007.  Compensation expense related to stock options was $62,000 in 2009, $59,000 in 2008, and $0 in 2007.

The following table summarizes information related to stock options outstanding on December 31, 2009:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
16.00 to 20.00	79,776	7.1 yrs	$17.37	49,276	$17.68
20.01 to 25.00	44,200	4.8	24.45	44,200	24.45
25.01 to 26.20	38,627	3.8	26.18	38,627	26.18
	162,603	5.7 yrs	$21.39	132,103	$22.43

The fair value of each stock option granted in 2009 and 2008 was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	2009	2008
Dividend yield	5.75%	5.41%
Expected life in years	6.6	6.6
Expected volatility	17.90%	18.10%
Risk-free interest rate	3.61%	1.77%
Weighted average fair value per option granted	$4.63	$3.98

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2006.

The components of the Company’s net deferred tax assets (liabilities) were as follows:

(in thousands)	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$2,858	$2,675
Nonaccrual loan interest	149	165
OREO valuation allowance	449	26
Deferred compensation	203	211
Allowance for off balance sheet items	91	166
Loans	177	373
Other	48	24
Total deferred tax assets	3,975	3,640

Deferred tax liabilities:
Depreciation	799	1,005
Accretion of discounts on securities	43	33
Core deposit intangibles	594	508
Deferred loan fees	62	86
Net unrealized gains on securities	1,454	1,090
Prepaid pension expense	841	240
Pension liability	857	1,826
Other	52	52
Total deferred tax liabilities	4,702	4,840
Net deferred tax assets (liabilities)	$(727)	$(1,200)

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2009	2008	2007
Taxes currently payable	$2,393	$2,490	$4,943
Deferred tax expense (benefit)	132	691	(67)
	$2,525	$3,181	$4,876

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	Years Ended December 31,
	2009	2008	2007
Federal statutory rate	34.0%	34.1%	34.4%
Nontaxable interest income	(6.3)	(4.9)	(3.5)
Other	(0.7)	(0.8)	(1.0)
Effective rate	27.0%	28.4%	29.9%

Note 15 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,097,810	$1.12	6,096,649	$1.32	6,139,095	$1.86
Effect of dilutive securities - stock options	5,085	-	8,505	(.01)	22,730	-
Diluted earnings per share	6,102,895	$1.12	6,105,154	$1.31	6,161,825	$1.86

Stock options on common stock which were not included in computing diluted EPS in 2009, 2008, and 2007, because their effects were antidilutive averaged 102,669 shares, 118,640 shares, and 89,277 shares, respectively.

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2009	2008

Commitments to extend credit	$133,692	$146,399
Standby letters of credit	2,624	2,858
Mortgage loan rate lock commitments	2,054	2,031

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

At December 31, 2009, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $4,544,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts.

Note 17 – Related Party Loans

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2009, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2009 is as follows (in thousands):

Balance at December 31, 2008	$19,795
Additions	6,900
Repayments	(8,152)
Balance at December 31, 2009	$18,543

Note 18 – Employee Benefit Plans

Defined Benefit Plan

Until December 31, 2009, the Company maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year existing participants will receive, with some adjustments, income based on the yield of the ten year U.S. Treasury Note in December of the preceding year.

Previously, advanced funding was accomplished by using the actuarial cost method known as the collective aggregate cost method.  Prior to 2008, the Company used October 31 as a measurement date to determine postretirement benefit obligations.  The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

Information pertaining to the activity in the plan is as follows:

(in thousands)	As of and for the Years Ended December 31,
	2009	2008	2007
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,582	$8,923	$7,038
Service cost	737	843	656
Interest cost	585	600	418
Actuarial loss (gain)	1,004	(627)	987
Benefits paid	(2,130)	(157)	(176)
Decrease in obligations due to curtailment	(964)	-	-
Projected benefit obligation at end of year	8,814	9,582	8,923

Change in Plan Assets:
Fair value of plan assets at beginning of year	10,184	8,230	7,070
Actual return on plan assets	1,998	(2,888)	1,336
Employer contributions	-	5,000	-
Benefits paid	(964)	(158)	(176)
Fair value of plan assets at end of year	11,218	10,184	8,230

Funded Status at End of Year	$2,404	$602	$(693)

Amounts Recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$2,404	$602	$(693)
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$2,448	$5,205	$2,308
Prior service cost	-	13	12
Deferred income tax benefit	(857)	(1,827)	(812)
Amount recognized	$1,591	$3,391	$1,508

Components of Net Periodic Benefit Cost
Service cost	$737	$723	$656
Interest cost	585	515	418
Expected return on plan assets	(812)	(657)	(564)
Amortization of prior service cost	13	(1)	(1)
Recognized net actuarial loss	445	112	150
Net periodic benefit cost	$968	$692	$659

A Adjustment to Retained Earnings Due to Change in Measurement Date
Service cost	N/A	$121	N/A
Interest cost	N/A	86	N/A
Expected return on plan assets	N/A	(110)	N/A
Recognized net actuarial loss	N/A	18	N/A
Net periodic benefit cost	N/A	$115	N/A

	As of and for the Years Ended December 31,
	2009	2008	2007
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial loss	$(2,757)	$2,897	$65
Amortization of prior service cost	(13)	1	1
Total recognized in other comprehensive income	$(2,770)	$2,898	$66

Total Recognized in Net Periodic Benefit Cost, Retained Earnings and Other Comprehensive Income	$(1,802)	$3,705	$725

Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	6.00%	6.00%	6.00%
Discount rate used for disclosure	5.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

N/A – not applicable

The accumulated benefit obligation as of December 31, 2009, 2008, and 2007 was $8,814,000, $6,942,000, and $6,499,000, respectively.

The plan sponsor selected the expected long-term rate-of-return-on-assets assumption in consultation with their investment advisors and actuary.  This rate was intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits.  Historical performance is reviewed, especially with respect to real rates of return (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself.  Undue weight is not given to recent experience that may not continue over the measurement period, with higher significance placed on current forecasts of future long-term economic conditions.

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

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2009	December 31, 2008
Fixed Income	33.2%	24.8%
Equity	47.5	34.0
Mutual Funds	6.5	5.5
Cash and Accrued Income	12.8	35.7
Total	100.0%	100.0%

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

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2009	Level 1	Level 2	Level 3

Cash	$1,406	$1,406	$-	$-
Fixed income securities
Government sponsored entities	1,342	-	1,342	-
Corporate bonds & notes	2,090	-	2,090	-
Bank certificates of deposit	297	297	-	-
Mutual funds	713	-	713
Equity securities
U.S. companies	5,075	5,075	-	-
Foreign companies	253	253	-	-
Exchange traded funds	10	-	10	-
Accrued interest and dividends	32	32	-	-
	$11,218	$7,063	$4,155	$-

Projected benefit payments for the years 2010 to 2019 are as follows (in thousands):

Year	Amount
2010	$892
2011	1,793
2012	679
2013	676
2014	1,182
2015-2019	2,525

401(k) Plan

The Company maintains a 401(k) savings plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $258,000, $263,000, and $273,000 to the 401(k) plan in 2009, 2008, and 2007, respectively. These amounts are included employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $33,000, $33,000, and $55,000 for years 2009, 2008, and 2007, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $176,000, $0, and $287,000 for the years 2009, 2008, and 2007, respectively.

Note 19 – Fair Value Measurements

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

  The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  Federal Reserve Bank of Richmond and Federal Home Loan Bank stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these entities as long as it is a member.  Therefore, they have been excluded from the table below.

    The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$188,795	$-	$188,795	$-

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$129,796	$-	$129,796	$-

    Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

    The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell.  We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

  The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Loans held for sale	$2,490	$-	$2,490	$-
Impaired loans, net of valuation allowance	488	-	488	-
Other real estate owned	3,414	-	3,414	-

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	Level 1	Level 2	Level 3
Assets
Loans held for sale	$1,764	$-	$1,764	$-
Impaired loans, net of valuation allowance	1,381	-	600	781
Other real estate owned	4,311	-	4,311	-

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$23,943	$23,943	$24,098	$24,098
Securities available for sale *	188,795	188,795	129,796	129,796
Securities held to maturity	6,529	6,673	7,121	7,391
Loans held for sale	2,490	2,490	1,764	1,764
Loans, net of allowance	519,825	528,631	563,286	575,970
Accrued interest receivable	3,268	3,268	3,110	3,110

Financial liabilities:
Deposits	$604,273	$607,015	$589,138	$591,159
Repurchase agreements	65,929	65,929	51,741	51,741
Other borrowings	8,638	8,620	21,637	21,630
Trust preferred capital notes	20,619	20,640	20,619	18,258
Accrued interest payable	899	899	1,272	1,272

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2009 and 2008, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to Company, without the approval of the Comptroller of the Currency, $3,540,000 as of December 31, 2009.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Under the guidelines, total capital is defined as core (“Tier I”) capital and supplementary (“Tier II”) capital. The Company’s Tier I capital consists primarily of shareholders' equity and trust preferred capital notes less intangibles, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2009 and 2008, that the Company met the requirements to be considered “well capitalized.”  As of September 30, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action.

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital
Company	$108,325	18.82%	$46,053	>8.0%
Bank	97,860	17.00	46,051	>8.0	$57,564	>10.0%

Tier I Capital
Company	101,114	17.56	23,026	>4.0
Bank	91,572	15.91	23,025	>4.0	34,538	>6.0

Leverage Capital
Company	101,114	12.81	31,584	>4.0
Bank	91,572	11.61	31,536	>4.0	39,420	>5.0

December 31, 2008
Total Capital
Company	$106,573	17.92%	$47,576	>8.0%
Bank	91,686	15.42	47,565	>8.0	$59,457	>10.0%

Tier I Capital
Company	99,124	16.67	23,788	>4.0
Bank	85,144	14.32	23,783	>4.0	35,674	>6.0

Leverage Capital
Company	99,124	13.04	30,408	>4.0
Bank	85,144	11.23	30,333	>4.0	37,916	>5.0

Note 21 – Segment and Related Information

The Company has two reportable segments, community banking and trust and investment services.

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

Amounts shown in the “Other” column includes activities of American National Bankshares Inc. which are primarily debt service on trust preferred securities and corporate items. Intersegment eliminations primarily consist of American National Bankshares Inc.’s interest income on deposits held by its banking subsidiary.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information as of and for the years ended December 31, 2009, 2008, and 2007, is shown in the following table:
	2009
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$38,061	$-	$260	$(260)	$38,061
Interest expense	9,676	-	1,373	(260)	10,789
Noninterest income	3,614	3,338	91	-	7,043
Operating income before income taxes	8,504	2,179	(1,348)	-	9,335
Depreciation and amortization	1,560	16	2	-	1,578
Total assets	808,331	-	642	-	808,973
Capital expenditures	3,336	26	-	-	3,362

	2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$42,836	$-	$129	$(93)	$42,872
Interest expense	14,559	-	1,373	(93)	15,839
Noninterest income	3,957	3,899	57	-	7,913
Operating income before income taxes	10,172	2,570	(1,540)	-	11,202
Depreciation and amortization	1,448	13	2	-	1,463
Total assets	788,435	-	749	-	789,184
Capital expenditures	5,423	25	-	-	5,448

	2007
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$48,597	$-	$-	$-	$48,597
Interest expense	17,997	-	1,373	-	19,370
Noninterest income	4,623	4,128	71	-	8,822
Operating income before income taxes	15,115	2,734	(1,529)	-	16,320
Depreciation and amortization	1,541	12	2	-	1,555
Total assets	771,518	-	770	-	772,288
Capital expenditures	2,087	18	-	-	2,105

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2009	2008

Cash	$9,094	$13,356
Investment in subsidiaries	116,847	108,320
Other assets	1,128	1,311
Total Assets	$127,069	$122,987

Trust preferred capital notes	$20,619	$20,619
Other liabilities	61	68
Shareholders’ equity	106,389	102,300
Total Liabilities and Shareholders’ Equity	$127,069	$122,987

	Years Ended December 31,
Condensed Statements of Income	2009		2008	2007

Dividends from subsidiary		$1,650	$12,000	$12,000
Other income		351	150	86
Expenses		1,699	1,689	1,615
Income taxes (benefit)		(458)	(523)	(520)
Income before equity in undistributed
earnings of subsidiary		760	10,984	10,991
Equity (deficit) in undistributed earnings of subsidiary		6,050	(2,963)	453
Net Income		$6,810	$8,021	$11,444

	Years Ended December 31,
Condensed Statements of Cash Flows		2009	2008	2007
Cash provided by dividends received
from subsidiary		$1,650	$12,000	$12,000
Cash used for payment of dividends		(5,612)	(5,606)	(5,587)
Cash used for repurchase of stock		(121)	(904)	(1,359)
Proceeds from exercise of options and stock
compensation		536	219	295
Other		(715)	(972)	(1,182)
Net increase (decrease) in cash	$	(4,262)	$4,737	$4,167

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

Loans secured by real estate were $434,754,000, or 82% of the loan portfolio, at December 31, 2009, and $464,171,000, or 81% of the loan portfolio, at December 31, 2008.  Loans secured by commercial real estate represented the largest portion of loans at $208,066,000 at December 31, 2009, and $207,160,000 at December 31, 2008, 39% and 36%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2009 or 2008, loans to lessors of nonresidential buildings represented 13.9% of total loans at December 31, 2009 and 13.7% at December 31, 2008; the lessees and lessors are engaged in a variety of industries.

Note 24 – Supplemental Cash Flow Information

(in thousands)	For the Years ended December 31,
	2009	2008	2007

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$13,250	$14,986	$18,155
Interest-bearing deposits in other banks	10,693	9,112	149
	$23,943	$24,098	$18,304

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$11,162	$16,289	$19,332
Income taxes	2,835	2,936	3,790
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,692	4,060	498
Unrealized gain (loss) on securities available for sale	1,039	1,474	2,723
Change in unfunded pension liability	(2,770)	2,898	66

Note 25 – Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements. See Item 8 for reference.
(a) (2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a) (3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit #		Location

3.1	Amended and Restated Articles of Incorporation Dated August 20, 1997	Exhibit 4.1 on Form S-3 filed August 20, 1997

3.2	Amended Bylaws dated November 18, 2008	Exhibit 3.2 on Form 8-K filed November 19, 2008

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.2 on Form 10-K filed March 16, 2009

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 31, 2008	Exhibit 10.3 on Form 10-K filed March 16, 2009

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Exhibit 10.4 on Form 10-K filed March 16, 2009

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Exhibit 10.5 on Form 10-K filed March 16, 2009

10.6	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and S. Cabell Dudley, Jr. dated December 31, 2008	Exhibit 10.6 on Form 10-K filed March 16, 2009
10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009	Exhibit 10.1 on Form 10-Q filed August 7, 2009
10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed on May 30, 2008

11.1	Refer to EPS calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and CEO	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and CEO	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2010	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2010.

/s/ Charles H. Majors	President and
Charles H. Majors	Chief Executive Officer (principal executive officer)

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Frank C. Crist, Jr.	Director
Frank C. Crist, Jr., D.D.S.

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Charles S. Harris	Director
Charles S. Harris

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr., Ph.D.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Fred B. Leggett, Jr.	Director
Fred B. Leggett, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux, M.D.

/s/ Martha W. Medley	Director
Martha W. Medley

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ William W. Traynham	Senior Vice President and
William W. Traynham	Chief Financial Officer (principal accounting officer)