Form 10-Q
period 2010-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2010-05-06
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 5, 2010, the Company had 6,123,275 shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2010	2009
Cash and due from banks	$11,059	$13,250
Interest-bearing deposits in other banks	25,531	10,693

Securities available for sale, at fair value	190,949	188,795
Securities held to maturity (fair value of $6,014 at 3/31/10
and $6,763 at 12/31/09)	5,802	6,529
Total securities	196,751	195,324

Restricted stock, at cost	4,362	4,362
Loans held for sale	2,208	2,490

Loans, net of unearned income	515,366	527,991
Less allowance for loan losses	(8,112)	(8,166)
Net loans	507,254	519,825

Premises and equipment, net	19,145	19,195
Other real estate owned, net	3,815	3,414
Goodwill	22,468	22,468
Core deposit intangibles, net	1,603	1,698
Accrued interest receivable and other assets	16,458	16,254
Total assets	$810,654	$808,973

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$101,190	$101,735
Demand deposits -- interest bearing	98,968	97,025
Money market deposits	79,225	75,554
Savings deposits	64,721	61,873
Time deposits	265,517	268,086
Total deposits	609,621	604,273

Customer repurchase agreements	60,372	65,929
Long-term borrowings	8,600	8,638
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,260	3,125
Total liabilities	703,472	702,584

Shareholders' equity:
Preferred stock, $5 par, 200,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 10,000,000 shares authorized,
6,123,275 shares outstanding at March 31, 2010 and
6,110,335 shares outstanding at December 31, 2009	6,123	6,110
Capital in excess of par value	27,063	26,962
Retained earnings	72,985	72,208
Accumulated other comprehensive income, net	1,011	1,109
Total shareholders' equity	107,182	106,389
Total liabilities and shareholders' equity	$810,654	$808,973

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$7,155	$8,034
Interest and dividends on securities:
Taxable	1,316	1,120
Tax-exempt	466	386
Dividends	23	22
Other interest income	91	88
Total interest and dividend income	9,051	9,650

Interest Expense:
Interest on deposits	1,635	2,527
Interest on short-term borrowings	105	236
Interest on long-term borrowings	64	131
Interest on trust preferred capital notes	343	343
Total interest expense	2,147	3,237

Net Interest Income	6,904	6,413
Provision for Loan Losses	285	350

Net Interest Income After Provision for Loan Losses	6,619	6,063

Noninterest Income:
Trust fees	812	758
Service charges on deposit accounts	479	502
Other fees and commissions	278	242
Mortgage banking income	246	286
Brokerage fees	21	57
Securities gains (losses), net	(29)	-
Foreclosed real estate gains (losses), net	(3)	(1,179)
Other	117	68
Total noninterest income	1,921	734

Noninterest Expense:
Salaries	2,398	2,531
Employee benefits	640	813
Occupancy and equipment	779	740
FDIC assessment	195	217
Bank franchise tax	167	163
Core deposit intangible amortization	94	94
Other	1,224	1,317
Total noninterest expense	5,497	5,875
Income Before Income Taxes	3,043	922
Income Taxes	858	154
Net Income	$2,185	$768

Net Income Per Common Share:
Basic	$0.36	$0.13
Diluted	$0.36	$0.13
Average Common Shares Outstanding:
Basic	6,119,415	6,081,998
Diluted	6,124,306	6,085,457

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	768	-	768

Change in unrealized gains on securities
available for sale, net of tax, $181	-	-	-	-	336

Other comprehensive income					336	336

Total comprehensive income						1,104

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	1,133	1	15	-	-	16

Stock option expense	-	-	15	-	-	15

Cash dividends declared, $0.23 per share	-	-	-	(1,399)	-	(1,399)

Balance, March 31, 2009	6,079,161	$6,079	$26,488	$70,379	$(1,031)	$101,915

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	2,185	-	2,185

Change in unrealized gains on securities
available for sale, net of tax, $(64)	-	-	-	-	(116)

Add: Reclassification adjustment for losses
on impairment of securites, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ 0	-	-	-	-	(2)

Other comprehensive loss					(98)	(98)

Total comprehensive income						2,087

Stock repurchased and retired	-	-	-	-	-	-

Stock options exercised	2,764	3	42	-	-	45

Stock option expense	-	-	16	-	-	16

Equity based compensation	10,176	10	43	-	-	53

Cash dividends declared, $0.23 per share	-	-		(1,408)	-	(1,408)

Balance, March 31, 2010	6,123,275	$6,123	$27,063	$72,985	$1,011	$107,182

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Dollars in thousands) (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net income	$2,185	$768
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	285	350
Depreciation	323	338
Core deposit intangible amortization	94	94
Net amortization (accretion) of bond premiums and discounts	41	(67)
Net gain on sale or call of securities	(2)	-
Impairment of securities	31	-
Gain on loans held for sale	(222)	(249)
Proceeds from sales of loans held for sale	9,893	12,554
Originations of loans held for sale	(9,389)	(13,323)
Net loss on foreclosed real estate	3	1,179
Stock-based compensation expense	16	15
Equity based compensation	53	-
Deferred income tax benefit	(300)	(423)
Net change in interest receivable	(175)	12
Net change in other assets	235	325
Net change in interest payable	(31)	17
Net change in other liabilities	1,256	332
Net cash provided by operating activities	4,296	1,922

Cash Flows from Investing Activities:
Proceeds from maturities and calls of securities available for sale	33,857	8,995
Proceeds from maturities and calls of securities held to maturity	727	311
Purchases of securities available for sale	(36,232)	(42,699)
Net change in loans	11,760	1,387
Purchases of bank property and equipment	(273)	(1,189)
Proceeds from sales of foreclosed real estate	122	169
Net cash provided by (used in) investing activities	9,961	(33,026)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	7,917	995
Net change in time deposits	(2,569)	25,755
Net change in repurchase agreements	(5,557)	9,027
Net change in short-term borrowings	-	4,590
Net change in long-term borrowings	(38)	(37)
Cash dividends paid	(1,408)	(1,399)
Repurchase of stock	-	(121)
Proceeds from exercise of stock options	45	16
Net cash (used in) provided by financing activities	(1,610)	38,826

Net Increase in Cash and Cash Equivalents	12,647	7,722

Cash and Cash Equivalents at Beginning of Period	23,943	24,098

Cash and Cash Equivalents at End of Period	$36,590	$31,820

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010; the consolidated statements of income for the three months ended March 31, 2010 and 2009; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2010 and 2009; and the consolidated statements of cash flows for the three months ended March 31, 2010 and 2009.  Operating results for the three month periods ended March 31, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2009.

Note 2 – Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$69,947	$1,322	$11	$71,258
Mortgage-backed & CMO’s	45,293	1,603	378	46,518
State and municipal	68,743	1,617	350	70,010
Corporate	2,963	200	-	3,163
Total securities available for sale	186,946	4,742	739	190,949

Securities held to maturity:
Mortgage-backed & CMO’s	186	17	-	203
State and municipal	5,616	195	-	5,811
Total securities held to maturity	5,802	212	-	6,014
Total Securities	$192,748	$4,954	$739	$196,963

	December 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$81,279	$1,474	$7	$82,746
Mortgage-backed & CMO’s	41,365	1,535	310	42,590
State and municipal	58,035	1,442	181	59,296
Corporate	3,962	201	-	4,163
Total securities available for sale	184,641	4,652	498	188,795

Securities held to maturity:
Mortgage-backed & CMO’s	199	14	-	213
State and municipal	6,330	220	-	6,550
Total securities held to maturity	6,529	234	-	6,763
Total securities	$191,170	$4,886	$498	$195,558

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$10,024	$11	$10,024	$11	$-	$-
Mortgage-backed	13,571	101	13,571	101	-	-
Private label CMO’s	1,874	277	-	-	1,874	277
State and municipal	14,541	350	14,116	319	425	31
Total	$40,010	$739	$37,711	$431	$2,299	$308

GSE debt securities. The unrealized losses on the seven investments in GSEs (“government sponsored entities”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in ten GSE mortgage-backed securities and one collateralized mortgage obligation (“CMO”) were caused by interest rate increases. The  contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

Private-Label Residential Mortgage-Backed Securities: The unrealized losses associated with four private residential collateralized mortgage obligations are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the remaining amortized cost basis of three of these four securities. See Other than Temporarily Impaired Securities below regarding one of these issues.

State and municipal securities:  The unrealized losses on the 18 investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $2,812,000 at March 31, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

Other than Temporarily Impaired Securities

One variable rate CMO was downgraded below investment grade to CCC status by Standard and Poors during the first quarter 2010.  Based upon a review of the security by an independent advisory firm, the Company elected to recognize an impairment charge to earnings of $31,000 in the current quarter and an Other Comprehensive Income (“OCI”) unrealized loss of $210,000. The impairment charge was based on a review of recent actual historical performance and an estimate of expected annual ongoing losses of 0.91% and loss on loans sixty days or greater of 6.41%. The OCI adjustment was based on an estimated 15% fair value return based on current market conditions.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2009.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$28,918	$7	$28,918	$7	$-	$-
Mortgage-backed	7,294	95	7,294	95	-	-
Private label CMO’s	2,151	215	-	-	2,151	215
State and municipal	7,420	181	6,991	145	429	36
Total	$45,783	$498	$43,203	$247	$2,580	$251

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	March 31, 2010	December 31, 2009

Construction and land development	$39,421	$40,371
Commercial real estate	205,642	208,066
Residential real estate	119,776	121,639
Home equity	63,302	64,678
Total real estate	428,141	434,754

Commercial and industrial	80,331	86,312
Consumer	6,894	6,925
Total loans	$515,366	$527,991

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31,	December 31,
(in thousands)	2010	2009

Impaired loans with a valuation allowance	$1,362	$1,284
Impaired loans without a valuation allowance	2,641	2,540
Total impaired loans	$4,003	$3,824

Allowance provided for impaired loans,
included in the allowance for loan losses	$598	$796

Nonaccrual loans excluded from the impaired loan disclosure	$1,207	$1,885

	Three Months Ended March 31,	Three Months Ended March 31,
(in thousands)	2010	2009

Average balance in impaired loans	$3,520	$3,383
Interest income recognized on impaired loans	17	36
Interest income recognized on nonaccrual loans	-	-
Interest on nonaccrual loans had they been accruing	76	55
Loans past due 90 days and still accruing interest	-	-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $3,815,000 at March 31, 2010 and $3,414,000 December 31, 2009.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the three months ended March 31, 2010 and 2009, and for the year ended December 31, 2009, are presented below:

(in thousands)	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2010	2009	2009
Allowance for Loan Losses
Balance, beginning of period	$8,166	$7,824	$7,824
Provision for loan losses	285	1,662	350
Charge-offs	(427)	(1,601)	(376)
Recoveries	88	281	38
Balance, end of period	$8,112	$8,166	$7,836

Reserve for unfunded lending commitments
Balance, beginning of period	$260	475	$475
Provision for unfunded commitments	(24)	-	54
Charge-offs	-	(215)	(215)
Balance, end of period	$236	$260	$314

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

The changes in the carrying amount of goodwill for the quarter ended March 31, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of March 31, 2010	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at March 31, 2010 was $1,603,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Customer repurchase agreements were $60,372,000 at March 31, 2010 and $65,929,000 at December 31, 2009.

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of March 31, 2010, $91,588,000 in 1-4 family residential mortgage loans and $58,167,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,			December 31,
Due by	2010 Advance Amount	Weighted Average Rate	Due by	2009 Advance Amount	Weighted Average Rate

March 2011	$8,000	2.93	March 2011	$8,000	2.93
April 2014	600	3.78	April 2014	638	3.78
	$8,600	2.99%		$8,638	2.99%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the Commonwealth of Virginia and the State of North Carolina. At March 31, 2010, the Bank’s public deposits totaled $68,017,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government, agency, or GSE bonds or letters of credit from the FHLB. At March 31, 2010, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

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

Note 10 – Share Based Compensation

Stock Options

A summary of stock option transactions for the three months ended March 31, 2010, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2009	162,603	$21.39
Granted	-	-
Exercised	(2,764)	16.29
Forfeited	(200)	24.50
Outstanding at March 31, 2010	159,639	$21.47	5.4	$211
Exercisable at March 31, 2010	129,139	$22.56	4.6	$192

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. As of March 31, 2010, there was $111,000 in total unrecognized compensation expense related to nonvested stock option grants. .

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.

The Company made its first restricted grant to executive officer in the first quarter 2010. These grants cliff vest over a 24 month period. On January 19, 2010, the Company issued 8,712 shares of restricted stock to its six executive officer and three regional executives.

 Nonvested restricted stock for the three months ended March 31, 2010 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	-	-
Granted	8,712	$21.36
Vested	-
Forfeited	-
Nonvested at March 31, 2010	8,712	$21.36

As of March 31, 2010, there was $163,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 24 months.

Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. For the first quarter 2010, eight of twelve directors elected to receive stock in lieu of cash for their retainer fees. Only outside directors receive board fees. The Company issued 1,464 shares and recognized share based compensation expense of $30,000 during the quarter.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,119,415	$.36	6,081,998	$.13
Effect of dilutive securities - stock options	4,891	-	3,459	-
Diluted	6,124,306	$.36	6,085,457	$.13

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2010 and 2009, because their effects were antidilutive, averaged 96,091 and 138,511, respectively.

Note 12 – Employee Benefit Plans

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2010	2009
Service cost	$23	$184
Interest cost	117	146
Expected return on plan assets	(135)	(203)
Recognized net actuarial loss	57	111

Net periodic benefit cost	$62	$238

The Company’s does not anticipate contributing to the plan for 2010.

Note 13 – Segment and Related Information

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

Segment information as of and for the three month periods ended March 31, 2010 and 2009, is shown in the following table.

	Three Months Ended March 31, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,051	$-	$37	$(37)	$9,051
Interest expense	1,841	-	343	$(37)	2,147
Noninterest income	1,079	832	10	-	1,921
Operating income before income taxes	2,884	548	(389)	-	3,043
Depreciation and amortization	413	4	-	-	417
Total assets	809,989	-	665	-	810,654
Capital expenditures	272	1	-	-	273

	Three Months Ended March 31, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,650	$-	$80	$(80)	$9,650
Interest expense	2,974	-	343	$(80)	3,237
Noninterest income	(93)	815	12	-	734
Operating income before income taxes	743	506	(327)	-	922
Depreciation and amortization	367	4	1	-	372
Total assets	828,714	-	764	-	829,478
Capital expenditures	1,181	8	-	-	1,189

Note 14 – Fair Value of Financial Instruments

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2010 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$190,949	$-	$190,506	$443

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$188,795	$-	$188,795	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended March 31, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at March 31 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Impaired loans, net of valuation allowance	764	-	764	-
Other real estate owned	3,815	-	3,815	-

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Impaired loans, net of valuation allowance	488	-	488	-
Other real estate owned	3,414	-	3,414	-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2010	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2010
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$-	$(31)	$(210)	$-	$684	$443

Total assets	$-	$(31)	$(210)	$-	$684	$443

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$36,590	$36,590	$23,943	$23,943
Securities available for sale	190,949	190,949	188,795	188,795
Securities held to maturity	5,802	6,014	6,529	6,673
Loans held for sale	2,208	2,208	2,490	2,490
Loans, net of allowance	507,254	506,720	519,825	528,631
Accrued interest receivable	3,447	3,447	3,268	3,268

Financial liabilities:
Deposits	$609,621	$611,868	$604,273	$607,015
Repurchase agreements	60,372	60,372	65,929	65,929
Other borrowings	8,600	8,587	8,638	8,620
Trust preferred capital notes	20,619	20,532	20,619	20,640
Accrued interest payable	847	847	899	899

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2010 and December 31, 2009, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2010	2009
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$11,059	$13,632
Interest-bearing deposits in other banks	25,531	18,188

	$36,590	$31,820

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,198	$3,286
Income taxes	4	-
Noncash investing and financing activities:
Transfer of loans to other real estate owned	526	382
Unrealized loss on securities available for sale	(151)	517

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

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses and (2) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K.

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

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: FASB Topic 450-25 Contingencies - Recognition which requires that losses be accrued when they are probable of occurring and estimable and FASB Topic 310-10 Receivables – Overall – Subsequent Measurement which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2009 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2009 have occurred that would question the impairment of goodwill.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2010 and 2009

For the quarter ended March 31, 2010, the Company reported net income of $2,185,000 compared to $768,000 for the comparable quarter in 2009. The $1,417,000 or 185% increase in earnings was primarily due to:

•	a $419,000 increase in net interest income, primarily related to declining deposit rates,

•	a $1,187,000 increase in noninterest income, related to an other real estate write down in 2009, and

•	a $378,000 decrease in expenses, related to targeted cost containment strategies.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the three months ended March 31,	2010	2009	$ change	% change

Interest income	$9,051	$9,650	$(599)	-6.2%
Interest expense	(2,147)	(3,237)	1,090	-33.7%
Net interest income	6,904	6,413	491	7.7%
Provision for loan losses	(285)	(350)	65	-18.6%
Noninterest income	1,921	734	1,187	161.7%
Noninterest expense	(5,497)	(5,875)	378	-6.4%
Income tax expense	(858)	(154)	(704)	457.1%

Net income	$2,185	$768	$1,417	184.5%

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

Three months ended March 31, 2010 and 2009

Net interest income on a taxable equivalent basis increased $546,000 or 8.24%, for the first quarter of 2010 compared to the same quarter of 2009.  This increase was due primarily to changes in rates, especially liability rates, as indicated by the Rate/Volume Analysis shown later in this section.

For the first quarters of 2010 and 2009, the Company’s yield on earnings assets was 5.06% compared to 5.37%. The cost of interest bearing liabilities was 1.43% compared to 2.15%. The interest rate spread was 3.63% compared to 3.22%. The net interest margin, on a fully taxable equivalent basis, was 3.90% compared to 3.61%. Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to reductions in liability pricing, notably time deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2010 and 2009.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis
	For the Three Months Ended March 31, 2010 and 2009
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2010	2009	2010	2009	2010	2009
Loans:
Commercial	$79,279	$96,097	$953	$1,100	4.81%	4.58%
Real estate	434,795	469,346	6,095	6,779	5.61	5.78
Consumer	6,773	7,895	134	178	7.91	9.02
Total loans	520,847	573,338	7,182	8,057	5.52	5.62

Securities:
Federal agencies	65,751	45,767	551	521	3.35	4.55
Mortgage-backed	43,783	44,560	501	562	4.58	5.04
State and municipal	67,538	42,726	927	604	5.49	5.65
Other	7,624	5,014	69	33	3.62	2.63
Total securities	184,696	138,067	2,048	1,720	4.44	4.98

Deposits in other banks	30,640	23,575	91	88	1.19	1.49

Total interest earning assets	736,183	734,980	9,321	9,865	5.06	5.37

Nonearning assets	74,437	68,226

Total assets	$810,620	$803,206

Deposits:
Demand	$97,062	$112,459	21	190	0.09	0.68
Money market	80,809	64,648	90	198	0.45	1.23
Savings	62,801	61,289	22	40	0.14	0.26
Time	266,537	272,425	1,502	2,099	2.25	3.08
Total deposits	507,209	510,821	1,635	2,527	1.29	1.98

Customer repurchase agreements	63,947	56,051	105	233	0.66	1.66
Other short-term borrowings	-	2,071	-	3	-	0.58
Long-term borrowings	29,248	34,398	407	474	5.57	5.51

Total interest bearing liabilities	600,404	603,341	2,147	3,237	1.43	2.15

Noninterest bearing
demand deposits	98,876	93,181
Other liabilities	4,004	3,839
Shareholders' equity	107,336	102,845
Total liabilities and
shareholders' equity	$810,620	$803,206

Interest rate spread					3.63%	3.22%
Net interest margin					3.90%	3.61%

Net interest income (taxable equivalent basis)			7,174	6,628
Less: Taxable equivalent adjustment			270	215
Net interest income			$6,904	$6,413

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended March 31
	2010 vs. 2009
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(147)	$53	$(200)
Real estate	(684)	(195)	(489)
Consumer	(44)	(20)	(24)
Total loans	(875)	(162)	(713)
Securities:
Federal agencies	30	(160)	190
Mortgage-backed	(61)	(51)	(10)
State and municipal	323	(18)	341
Other securities	36	15	21
Total securities	328	(214)	542
Deposits in other banks	3	(20)	23
Total interest income	(544)	(396)	(148)

Interest expense
Deposits:
Demand	(169)	(146)	(23)
Money market	(108)	(149)	41
Savings	(18)	(19)	1
Time	(597)	(553)	(44)
Total deposits	(892)	(867)	(25)
Customer repurchase agreements	(128)	(157)	29
Other borrowings	(70)	29	(99)
Total interest expense	(1,090)	(995)	(95)
Net interest income	$546	$599	$(53)

Noninterest Income

All comparisons discussed below are between the first quarter 2010 and the first quarter of 2009, unless otherwise noted.

Noninterest income increased to $1,921,000 in 2010 from $734,000 in 2009, a $1,187,000 or 162% improvement. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $812,000 in 2010 from $758,000 in 2009, a $54,000 or 7.1% increase.  A substantial portion of Trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts decreased to $479,000 in 2010 from $502,000 in 2009, a $23,000 or 4.6% decline. This reduction was primarily the result of lower deposit account fee volume.

Other fees and commissions increased to $278,000 in 2010 from $242,000 in 2009, an increase of $36,000 or 14.9% due primarily to increases VISA check card and insurance income.

Mortgage banking income decreased to $246,000 in 2010 from $286,000 in 2009, a decline of $40,000 or 14%. This business area boomed in 2009 and volume has decreased in early 2010. Management expects a further slowing in demand and income as the homebuyer credit is set to expire in April 2010.

Brokerage fees decreased to $21,000 in 2010 from $57,000 in 2009, a $36,000 or 63.2% decline. The reduction was due to a decline in retail investment activity and personnel turnover.

Securities losses were $29,000 for 2010 from $0 in 2009. This change was related to an OTTI impairment of a private label CMO. This is discussed further in the investment section.

Foreclosed real estate losses were $3,000 for 2010 compared to $1,179,000 in 2009..  The major driver in this increase was a first quarter 2009 $1,200,000 charge adjusting the appraised value of certain foreclosed real estate. That same property is in the process of being reappraised and management expects to receive the report in mid second quarter 2010. Management does not expect the property will require an adjustment of similar magnitude.

Noninterest Expense

All comparisons discussed below are between the first quarter 2010 and the first quarter of 2009, unless otherwise noted.

Noninterest expense was $5,497,000 for 2010 compared to $5,875,000 for 2009, a $378,000 or 6.4% decrease. The major factors impacting that change are discussed below.

Salaries were $2,398,000 for 2010 compared to $2,531,000 for 2009, a $133,000 or 5.3% decrease.  This is mostly the result of a mid-2009 management decision to reduce the number of full time equivalent employees in the Bank by 14, approximately 5% of the workforce. This was accomplished through a combination of retirements, unfilled vacancies, and a small number of layoffs.

Employee benefits were $640,000 for 2010 compared to $813,000 for 2009, a $173,000 or 21.3% decrease. This was due primarily to the change in the Company’s defined benefit plan to a cash balance plan, which was effective December 31, 2009.

FDIC insurance assessment was $195,000 for 2010 compared to $217,000 for 2009, a $22,000 or 10.1% decrease. This change was the result of changes in the FDIC computation method combined with a slight decrease in covered deposits. This expense category has been extremely problematic for banks over the past couple of years.  The Company saw its deposit insurance cost for 2009 increase by $1 million over 2008 as a result of tumultuous industry-wide conditions. At the end of 2009, the Bank, along with all other insured banks in the country, was assessed an estimated three year insurance premium of $2.9 million. It will be amortized to expense each quarter based on actual results. Management expects that deposit insurance will continue to be a major segment of noninterest expense and is likely to increase disproportionately to other costs.

Income Taxes

The effective tax rate for the first quarter of 2010 was 28.2% compared to 16.7% for the first quarter of 2009.

The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. In the first quarter of 2009, the effective tax rate was also impacted by the $1.2 million valuation adjustment on certain foreclosed real estate.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.  During the reported periods, inflation and interest rates have been very low.

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

The available for sale securities portfolio was $190,949,000 at March 31, 2010 compared to $188,795,000 at December 31, 2009, a $2,154,000 or 1.14% increase.  The held to maturity securities portfolio decreased to $5,802,000 at March 31, 2010 from $6,529,000 at December 31, 2009, a $727,000 or 11.1% decline.

At March 31, 2010, the available for sale portfolio had an estimated fair value of $190,949, 000 and an amortized cost of $186,946,000, resulting in a net unrealized gain of $4,003,000.  At the same dates, the held to maturity portfolio had an estimated fair value of $6,014,000 and an amortized cost of $5,802,000, resulting in a net unrealized gain of $212,000.

        At March 31, 2010, mortgage-backed securities consist principally of obligations of U.S. Government sponsored enterprises.  CMOs (collateralized mortgage obligations) issued by non-U.S. Government sponsored enterprises, as of March 31, 2010, had an amortized cost of $2,152,000 and an estimated fair value of $1,875,000; resulting in an estimated net unrealized loss of $277,000. One of these bonds, with a $653,000 book value (after discussed charge), was downgraded in the first quarter by Standard and Poor’s to CCC status. After reviewing the security, management elected to take an OTTI charge of $31,000 against the bond. The current estimated market value of the security is $443,000, resulting in an estimated unrealized loss of $210,000.

The current economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2009 and continuing into early 2010. This slowdown has manifested itself on the Company’s balance sheet with a moderate reduction in the size of our loan portfolio, a slight increase in deposits and a substantial increase in our investment portfolio. The Company is cognizant of the historically low interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments. .

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans were $515,366,000 at March 31, 2010 compared to $527,991,000 at December 31, 2009, a $12,625,000 or 2.4% decrease. Management considers the decline in the loan portfolio primarily the result of the current economic climate and the overall slowdown in business activity and, secondarily, the Company’s deliberate decision to maintain a conservative risk profile in consideration of long term asset quality.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was $8,112,000 at March 31, 2010 compared to $8,166,000 at December 31, 2009.  At the same dates, the allowance was 1.57% of loans compared to 1.55%.   The dollar amount of the reserve is slightly decreased during the quarter and is directionally consistent with the decrease in total loans, although not consistent in magnitude. Management considers the size of the allowance appropriate because of continuing deterioration and negative trends in the local and regional economy, including unemployment, delinquency and foreclosure rates in Virginia and North Carolina. Bank management is aware of the possible financial impact of extended economic distress in our marketplace and has incorporated that into its qualitative assessment of the allowance for loan loss.

Annualized net charge-offs represented 0.26% of total loans during the first quarter of 2010 compared to 0.31% in the fourth quarter of 2009 and 0.24% in the first quarter of 2009.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming loans represented 0.89% and 0.87% of total assets, respectively, at March 31, 2010 and December 31, 2009.  There were no troubled debt restructurings at March 31, 2010 and December 31, 2009.

The following table summarizes nonperforming assets (in thousands):

	March 31,	December 31,
	2010	2009
Loans 90 days or more past due	$-	$-
Nonaccrual loans	3,436	3,642
Nonperforming loans	3,436	3,642
Foreclosed real estate	3,815	3,414
Nonperforming assets	$7,251	$7,056

Premises and equipment

Premises and equipment were $19,145,000 at March 31, 2010 compared to $19,195,000, at December 31, 2009, a $50,000 or 0.26% decrease.

In October 2009 the Company awarded a contract for construction of a new branch building in South Boston, Virginia. The building will be located on a one acre site on U.S. Highway 129. The building will be one story and approximately 5,400 square feet. The cost of the building is expected to be $1.3 million and the overall cost of the project, not including currently owned land, is expected to be $1.8 million. Completion is expected in late third quarter 2010. Progress payments on the construction of this building were the major component of activity in premises and equipment during the quarter. By March 31, 2010, such payments had totaled cumulatively $348,000.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $609,621,000 at March 31, 2010 compared to $604,273,000 at December 31, 2009, a $5,348,000 or 0.89% increase. Core deposit growth continues to be an ongoing strategic goal and challenge for the Company and the community banking industry in general. The Bank has a practice of maintaining only limited reliance on wholesale funding sources. During the 2010 quarter the Bank reduced its brokered deposits from $5.3 million to $2.2 million.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $107,182,000 at March 31, 2010 compared to $106,389,000 at December 31, 2009, an increase of $793,000 or 0.75%.

The Company paid cash dividends of $0.23 per share during the first quarter of 2010 while the aggregate basic and diluted earnings per share for the same period were $0.36 per share.  The Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend relatively high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2010, the Company's Tier I and total capital ratios were 18.18% and 19.43%, respectively.  At December 31, 2009, these ratios were 17.56% and 18.82%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.99% and 12.81% at March 31, 2010 and December 31, 2009, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2010, that the Company met the requirements to be considered “well capitalized.

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

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2010	December 31, 2009

Commitments to extend credit	$ 137,441	$ 133,692
Standby letters of credit	1,588	2,624
Mortgage loan rate-lock commitments	4,611	2,054

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.  The simulation projects that if rates increase over a 12 month period by one percent, net interest income is expected to increase by 4.3%. Management has no expectation that market rates will decline in the near term, given the prevailing economy.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2010, principal obligations to the FHLB consisted of $8,600,000 in fixed-rate, long-term advances compared to $8,638,000 at December 31, 2009.  In addition, for the same periods, the Company had outstanding $40 million in letters of credit. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for pledging from the bond portfolio.

The Company had fixed-rate term borrowing contracts with the FHLB as of March 31, 2010, with the following final maturities (in thousands):

Amount	Maturity Date
$4,000,000	March 2011
4,000,000	April 2011
600,000	March 2014
$8,600,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2010.

There have been no material changes to market risk as disclosed in the Company’s 2009 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.

2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

3.	Defaults Upon Senior Securities
None

4.	(Removed and Reserved)

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – May 6, 2010	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 6, 2010	Chief Financial Officer