Form 10-Q
period 2010-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2010-08-05
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 4, 2010, the Company had 6,124,892 shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2010	2009
Cash and due from banks	$11,398	$13,250
Interest-bearing deposits in other banks	22,705	10,693

Securities available for sale, at fair value	211,574	188,795
Securities held to maturity (fair value of $5,028 at June 30,
2010 and $6,763 at December 31, 2009)	4,823	6,529
Total securities	216,397	195,324

Restricted stock, at cost	4,362	4,362
Loans held for sale	2,879	2,490

Loans, net of unearned income	519,416	527,991
Less allowance for loan losses	(8,135)	(8,166)
Net loans	511,281	519,825

Premises and equipment, net	19,658	19,195
Other real estate owned, net	3,730	3,414
Goodwill	22,468	22,468
Core deposit intangibles, net	1,509	1,698
Accrued interest receivable and other assets	16,257	16,254
Total assets	$832,644	$808,973

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$100,099	$101,735
Demand deposits -- interest bearing	92,771	97,025
Money market deposits	81,247	75,554
Savings deposits	64,425	61,873
Time deposits	291,609	268,086
Total deposits	630,151	604,273

Customer repurchase agreements	61,665	65,929
Long-term borrowings	8,563	8,638
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	2,886	3,125
Total liabilities	723,884	702,584

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
6,124,892 shares outstanding at June 30, 2010 and
6,110,335 shares outstanding at December 31, 2009	6,125	6,110
Capital in excess of par value	27,131	26,962
Retained earnings	73,590	72,208
Accumulated other comprehensive income, net	1,914	1,109
Total shareholders' equity	108,760	106,389
Total liabilities and shareholders' equity	$832,644	$808,973

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)
	Three Months Ended
	June 30
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$7,071	$7,917
Interest and dividends on securities:
Taxable	1,275	1,233
Tax-exempt	554	416
Dividends	24	21
Other interest income	87	103
Total interest and dividend income	9,011	9,690

Interest Expense:
Interest on deposits	1,647	2,180
Interest on short-term borrowings	99	177
Interest on long-term borrowings	63	80
Interest on trust preferred capital notes	344	344
Total interest expense	2,153	2,781

Net Interest Income	6,858	6,909
Provision for Loan Losses	285	492

Net Interest Income After Provision for Loan Losses	6,573	6,417

Noninterest Income:
Trust fees	801	767
Service charges on deposit accounts	483	511
Other fees and commissions	288	251
Mortgage banking income	343	568
Brokerage fees	22	73
Securities gains (losses), net	4	1
Foreclosed real estate gains (losses), net	(281)	(43)
Other	102	125
Total noninterest income	1,762	2,253

Noninterest Expense:
Salaries	2,596	2,732
Employee benefits	633	832
Occupancy and equipment	698	724
FDIC assessment	199	564
Bank franchise tax	168	160
Core deposit intangible amortization	95	95
Other	1,204	1,214
Total noninterest expense	5,593	6,321

Income Before Income Taxes	2,742	2,349
Income Taxes	728	643
Net Income	$2,014	$1,706

Net Income Per Common Share:
Basic	$0.33	$0.28
Diluted	$0.33	$0.28
Average Common Shares Outstanding:
Basic	6,123,790	6,096,034
Diluted	6,129,943	6,097,047

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)
	Six Months Ended
	June 30
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$14,226	$15,951
Interest and dividends on securities:
Taxable	2,591	2,353
Tax-exempt	1,020	802
Dividends	47	43
Other interest income	178	191
Total interest and dividend income	18,062	19,340

Interest Expense:
Interest on deposits	3,282	4,707
Interest on short-term borrowings	204	413
Interest on long-term borrowings	127	211
Interest on trust preferred capital notes	687	687
Total interest expense	4,300	6,018

Net Interest Income	13,762	13,322
Provision for Loan Losses	570	842

Net Interest Income After Provision for Loan Losses	13,192	12,480

Noninterest Income:
Trust fees	1,613	1,525
Service charges on deposit accounts	962	1,013
Other fees and commissions	566	493
Mortgage banking income	589	854
Brokerage fees	43	130
Securities gains (losses), net	(25)	1
Foreclosed real estate gains (losses), net	(284)	(1,222)
Other	219	193
Total noninterest income	3,683	2,987

Noninterest Expense:
Salaries	4,994	5,263
Employee benefits	1,273	1,645
Occupancy and equipment	1,477	1,464
FDIC assessment	394	781
Bank franchise tax	335	323
Core deposit intangible amortization	189	189
Other	2,428	2,531
Total noninterest expense	11,090	12,196

Income Before Income Taxes	5,785	3,271
Income Taxes	1,586	797
Net Income	$4,199	$2,474

Net Income Per Common Share:
Basic	$0.69	$0.41
Diluted	$0.69	$0.41
Average Common Shares Outstanding:
Basic	6,121,615	6,089,055
Diluted	6,127,137	6,091,291

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2010 and 2009
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	2,474	-	2,474

Change in unrealized gains on securities
available for sale, net of tax, $232	-	-	-	-	432

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $0	-	-	-	-	(1)

Other comprehensive income					431	431

Total comprehensive income						2,905

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	22,302	22	283	-	-	305

Stock option expense	-	-	31	-	-	31

Cash dividends declared, $0.46 per share	-	-	-	(2,802)	-	(2,802)

Balance, June 30, 2009	6,100,330	$6,100	$26,772	$70,682	$(936)	$102,618

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	4,199	-	4,199

Change in unrealized gains on securities
available for sale, net of tax, $424	-	-	-	-	789

Add: Reclassification adjustment for losses
on impairment of securites, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(2)	-	-	-	-	(4)

Other comprehensive gain					805	805

Total comprehensive income						5,004

Stock options exercised	2,813	3	43	-	-	46

Stock option expense	-	-	32	-	-	32

Equity based compensation	11,744	12	94	-	-	106

Cash dividends declared, $0.46 per share	-	-		(2,817)	-	(2,817)

Balance, June 30, 2010	6,124,892	$6,125	$27,131	$73,590	$1,914	$108,760

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Dollars in thousands) (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net income	$4,199	$2,474
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Provision for loan losses	570	842
Depreciation	636	566
Core deposit intangible amortization	189	189
Net amortization (accretion) of bond premiums and discounts	126	(144)
Net gain on sale or call of securities	(6)	(1)
Impairment of securities	31	-
Gain on loans held for sale	(523)	(752)
Proceeds from sales of loans held for sale	20,911	30,756
Originations of loans held for sale	(20,777)	(38,648)
Net loss (gain) on foreclosed real estate	3	(17)
Net change in valuation allowance on foreclosed real estate	281	1,239
Stock-based compensation expense	32	31
Equity based compensation	106	-
Deferred income tax benefit	(110)	(510)
Net change in interest receivable	(313)	(149)
Net change in other assets	310	1,199
Net change in interest payable	(36)	(211)
Net change in other liabilities	(526)	1,327
Net cash provided by (used in) operating activities	5,103	(1,809)

Cash Flows from Investing Activities:
Proceeds from maturities and calls of securities available for sale	54,604	48,188
Proceeds from maturities and calls of securities held to maturity	1,145	411
Purchases of securities available for sale	(75,735)	(58,393)
Net decrease in loans	7,252	12,202
Purchases of bank property and equipment	(1,099)	(2,349)
Proceeds from sales of foreclosed real estate	122	190
Net cash provided by (used in) investing activities	(13,711)	249

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	2,355	8,873
Net change in time deposits	23,523	17,220
Net change in repurchase agreements	(4,264)	7,696
Net change in short-term borrowings	-	(7,850)
Net change in long-term borrowings	(75)	(5,075)
Cash dividends paid	(2,817)	(2,802)
Repurchase of stock	-	(121)
Proceeds from exercise of stock options	46	305
Net cash provided by financing activities	18,768	18,246

Net Increase in Cash and Cash Equivalents	10,160	16,686

Cash and Cash Equivalents at Beginning of Period	23,943	24,098

Cash and Cash Equivalents at End of Period	$34,103	$40,784

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010; the consolidated statements of income for the three and six months ended June 30, 2010 and 2009; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2010 and 2009; and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2009.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

   In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$75,460	$1,207	$-	$76,667
Mortgage-backed & CMO’s	49,499	1,853	271	51,081
State and municipal	79,256	2,556	109	81,703
Corporate	1,967	156	-	2,123
Total securities available for sale	206,182	5,772	380	211,574

Securities held to maturity:
Mortgage-backed & CMO’s	172	17	-	189
State and municipal	4,651	188	-	4,839
Total securities held to maturity	4,823	205	-	5,028
Total securities	$211,005	$5,977	$380	$216,602

	December 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$81,279	$1,474	$7	$82,746
Mortgage-backed & CMO’s	41,365	1,535	310	42,590
State and municipal	58,035	1,442	181	59,296
Corporate	3,962	201	-	4,163
Total securities available for sale	184,641	4,652	498	188,795

Securities held to maturity:
Mortgage-backed & CMO’s	199	14	-	213
State and municipal	6,330	220	-	6,550
Total securities held to maturity	6,529	234	-	6,763
Total securities	$191,170	$4,886	$498	$195,558

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

   Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$13,002	$-	$13,002	$-	$-	$-
Mortgage-backed	5,173	13	5,173	13	-	-
CMO’s	2,615	258	846	13	1,769	245
State and municipal	12,286	109	11,859	96	427	13
Total	$33,076	$380	$30,880	$122	$2,196	$258

GSE debt securities. The unrealized losses on the three investments in GSEs (“government sponsored entities”) were caused by interest rate increases and aggregate less than $1,000. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in three GSE mortgage-backed securities and one collateralized mortgage obligation (“CMO”) were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency or GSE of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

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

State and municipal securities:  The unrealized losses on the 15 investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

The Company’s investment in restricted stock of $4,362,000 at June 30, 2010, shown as a separate line item on the consolidated balance sheets, includes $2,812,000 in stock of the Federal Home Loan Bank of Atlanta (“FHLB”).  FHLB stock is generally viewed as a long-term and restricted investment security, carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The FHLB did temporarily suspend dividends and repurchases of excess capital stock in 2009. However, they have recently resumed both activities on a limited basis. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 and no impairment has been recognized.

Other than Temporarily Impaired Securities

One variable rate CMO was downgraded below investment grade to CCC status by Standard and Poor’s during the first quarter 2010.  Based upon a review of the security by an independent advisory firm, the Company elected to recognize an impairment charge to earnings of $31,000 in the first quarter. The impairment charge was based on a review of recent actual historical performance and an estimate of expected annual ongoing losses of 0.91% and loss on loans sixty days or greater of 6.41%. The Other Comprehensive Income (“OCI”) adjustment was based on an estimated 15% fair value return based on current market conditions.  The investment was reviewed again for other than temporarily impairment (“OTTI”) in the second quarter.  No additional impairment was deemed necessary at this time.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2009.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$28,918	$7	$28,918	$7	$-	$-
Mortgage-backed	7,294	95	7,294	95	-	-
CMO’s	2,151	215	-	-	2,151	215
State and municipal	7,420	181	6,991	145	429	36
Total	$45,783	$498	$43,203	$247	$2,580	$251

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30, 2010	December 31, 2009

Construction and land development	$40,039	$40,371
Commercial real estate	202,602	208,066
Residential real estate	119,410	121,639
Home equity	63,992	64,678
Total real estate	426,043	434,754

Commercial and industrial	86,924	86,312
Consumer	6,449	6,925
Total loans	$519,416	$527,991

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30,	December 31,
(in thousands)	2010	2009

Impaired loans with a valuation allowance	$-	$1,284
Impaired loans without a valuation allowance	1,995	2,540
Total impaired loans	$1,995	$3,824

Allowance provided for impaired loans,
included in the allowance for loan losses	$-	$796

Nonaccrual loans excluded from the impaired loan disclosure	$2,083	$1,885

	Six Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009

Average balance in impaired loans	$3,452	$3,348
Interest income recognized on impaired loans	-	83
Interest income recognized on nonaccrual loans	-	-
Interest on nonaccrual loans had they been accruing	134	202
Loans past due 90 days and still accruing interest	8	-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $3,730,000 at June 30, 2010 and $3,414,000 December 31, 2009.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the six months ended June 30, 2010 and 2009, and for the year ended December 31, 2009, are presented below:

(in thousands)	Six Months Ended June 30,	Year Ended December 31,	Six Months Ended June 30,
	2010	2009	2009
Allowance for Loan Losses
Balance, beginning of period	$8,166	$7,824	$7,824
Provision for loan losses	570	1,662	842
Charge-offs	(732)	(1,601)	(798)
Recoveries	131	281	66
Balance, end of period	$8,135	$8,166	$7,934

Reserve for unfunded lending commitments
Balance, beginning of period	$260	475	$475
Provision for unfunded commitments	(29)	-	(12)
Charge-offs	-	(215)	(215)
Balance, end of period	$231	$260	$248

  The reserve for unfunded loan commitments is included on the consolidated balance sheet in other liabilities.

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142 (ASC 805), “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter as of June 30, 2010 that determined there has been no impairment in the value of goodwill.

  The changes in the carrying amount of goodwill for the quarter ended June 30, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of June 30, 2010	$22,468

   Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at June 30, 2010 was $1,509,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies and they mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings have floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Customer repurchase agreements were $61,665,000 at June 30, 2010 and $65,929,000 at December 31, 2009.

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of June 30, 2010, $91,588,000 in 1-4 family residential mortgage loans and $58,167,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010			December 31, 2009
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

March 2011	$8,000	2.93	March 2011	$8,000	2.93
April 2014	563	3.78	April 2014	638	3.78
	$8,563	2.99%		$8,638	2.99%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of Virginia and North Carolina. At June 30, 2010, the Bank’s public deposits totaled $87,634,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government, agency, or GSE bonds or letters of credit from the FHLB. At June 30, 2010, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits. The Company had also pledged $31,009,000 of its investment portfolio for the same purpose.

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company and for general corporate purposes.  In accordance with FASB ASC 810-10-15-14, the Corporation did not eliminate through consolidation the Corporation’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Corporation reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Note 10 – Share Based Compensation

Stock Options

A summary of stock option transactions for the six months ended June 30, 2010, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2009	162,603	$21.39
Granted	-	-
Exercised	(2,813)	16.31
Forfeited	(200)	24.50
Outstanding at June 30, 2010	159,590	$21.48	5.1	$306
Exercisable at June 30, 2010	129,090	$22.56	4.3	$168

  The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. As of June 30, 2010, there was $95,000 in total unrecognized compensation expense related to nonvested stock option grants. .

Restricted Stock

  The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants.

  The Company made its first restricted grant to executive officers in the first quarter 2010. These grants cliff vest over a 24 month period. On January 19, 2010, the Company issued 8,712 shares of restricted stock to its six executive officers and three regional executives.

  Nonvested restricted stock for the six months ended June 30, 2010 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	-	-
Granted	8,712	$21.36
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2010	8,712	$21.36

  As of June 30, 2010, there was $140,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 21 months.

  Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. Eight of twelve directors elected to receive stock in lieu of cash for their retainer fees. Only outside directors receive board fees. The Company issued 3,032 shares and recognized share based compensation expense of $60,000 during the six-month period.

Note 11 – Earnings Per Share

  The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,123,790	$.33	6,096,034	$.28
Effect of dilutive securities - stock options	6,153	-	1,013	-
Diluted	6,129,943	$.33	6,097,047	$.28

	Six Months Ended
	June 30,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,121,615	$.69	6,089,055	$.41
Effect of dilutive securities - stock options	5,522	-	2,236	-
Diluted	6,127,137	$.69	6,091,291	$.41

  Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2010 and 2009, because their effects were antidilutive, averaged 82,627 and 106,511, respectively.

Note 12 – Employee Benefit Plans

  Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$23	$184	$46	$368
Interest cost	117	146	234	292
Expected return on plan assets	(135)	(203)	(270)	(406)
Recognized net actuarial loss	57	111	114	222

Net periodic benefit cost	$62	$238	$124	$476

   The Company’s does not anticipate contributing to the plan for 2010.

Note 13 – Segment and Related Information

The Company has two reportable segments, community banking and trust and investment services.

Community banking involves making loans to and receiving deposits from individuals and businesses.  All assets and liabilities of the Company are allocated to community banking.  Investment income from securities is also allocated to the community banking segment.  Loan fee income, service charges from deposit accounts, and non-deposit fees such as automated teller machine fees and insurance commissions generate additional income for community banking.

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

Segment information as of and for the six month periods ended June 30, 2010 and 2009, is shown in the following table.

Six Months Ended June 30, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$18,062	$-	$74	$(74)	$18,062
Interest expense	3,687	-	687	(74)	4,300
Noninterest income	2,006	1,656	21	-	3,683
Operating income before income taxes	5,447	1,080	(742)	-	5,785
Depreciation and amortization	817	8	0	-	825
Total assets	831,971	-	673	-	832,644
Capital expenditures	1,098	1	-	-	1,099

Six Months Ended June 30, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$19,340	$-	$159	$(159)	$19,340
Interest expense	5,490	-	687	(159)	6,018
Noninterest income	1,305	1,654	28	-	2,987
Operating income before income taxes	2,878	1,063	(670)	-	3,271
Depreciation and amortization	746	8	1	-	755
Total assets	810,728	-	755	-	811,483
Capital expenditures	2,341	8	-	-	2,349

Three Months Ended June 30, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,011	$-	$37	$(37)	$9,011
Interest expense	1,846	-	344	(37)	2,153
Noninterest income	927	824	11	-	1,762
Operating income before income taxes	2,563	532	(353)	-	2,742
Depreciation and amortization	403	4	-	-	407
Total assets	831,971	-	673	-	832,644
Capital expenditures	826	-	-	-	826

Three Months Ended June 30, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,690	$-	$79	$(79)	$9,690
Interest expense	2,516	-	344	(79)	2,781
Noninterest income	1,398	839	16	-	2,253
Operating income before income taxes	2,135	557	(343)	-	2,349
Depreciation and amortization	379	4	-	-	383
Total assets	810,728	-	755	-	811,483
Capital expenditures	1,160	-	-	-	1,160

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

  The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$211,574	$-	$211,146	$428

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$188,795	$-	$188,795	$-

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

  The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended June 30, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at June 30, 2010 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Impaired loans, net of valuation allowance	-	-	-	-
Other real estate owned	3,730	-	3,730	-

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Impaired loans, net of valuation allowance	488	-	488	-
Other real estate owned	3,414	-	3,414	-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2010	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2010
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$-	$(31)	$(201)	$(9)	$684	$443

Total assets	$-	$(31)	$(201)	$(9)	$684	$443

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$34,103	$34,103	$23,943	$23,943
Securities available for sale	211,574	211,574	188,795	188,795
Securities held to maturity	4,823	5,028	6,529	6,673
Loans held for sale	2,879	2,879	2,490	2,490
Loans, net of allowance	511,281	513,160	519,825	528,631
Accrued interest receivable	3,584	3,584	3,268	3,268

Financial liabilities:
Deposits	$630,151	$632,450	$604,273	$607,015
Repurchase agreements	61,665	61,665	65,929	65,929
Other borrowings	8,563	8,554	8,638	8,620
Trust preferred capital notes	20,619	20,532	20,619	20,640
Accrued interest payable	841	841	899	899

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2010 and December 31, 2009, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2010	2009
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$11,398	$13,905
Interest-bearing deposits in other banks	22,705	26,879

	$34,103	$40,784

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,358	$6,296
Income taxes	2,285	505
Noncash investing and financing activities:
Transfer of loans to other real estate owned	722	1,134
Unrealized gain on securities available for sale	1,238	663

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (the “Bank”) (collectively referred to as the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially from those stated or implied by such forward-looking statements.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2010 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2009 have occurred that would question the impairment of goodwill.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2010 and 2009

For the quarter ended June 30, 2010, the Company reported net income of $2,014,000 compared to $1,706,000 for the comparable quarter in 2009. The $308,000 or 18.1% increase in earnings was primarily due to:

•	a $207,000 decrease in provision for loan losses, primarily related to the decline in overall loan volume,

•	a $491,000 decrease in noninterest income, primarily related to reduction in income from sale of secondary market mortgages and write downs of foreclosed assets, and

•	a $728,000 decrease in expenses, related to reductions in personnel and benefits costs and to the FDIC special assessment levied in the 2009 quarter.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the three months ended June 30,	2010	2009	$ change	% change

Interest income	$9,011	$9,690	$(679)	-7.0%
Interest expense	(2,153)	(2,781)	628	-22.6%
Net interest income	6,858	6,909	(51)	-0.7%
Provision for loan losses	(285)	(492)	207	-42.1%
Noninterest income	1,762	2,253	(491)	-21.8%
Noninterest expense	(5,593)	(6,321)	728	-11.5%
Income tax expense	(728)	(643)	(85)	13.2%

Net income	$2,014	$1,706	$308	18.1%

Six months ended June 30, 2010 and 2009

For the six month period ended June 30, 2010, the Company reported net income of $4,199,000 compared to $2,474,000 for the comparable quarter in 2009. The $1,725,000 or 69.7% increase in earnings was primarily due to:

•	a $440,000 increase in net interest income, primarily related to declining deposit rates,

•	a $272,000 decrease in provision for loan losses, primarily related to the decline in loan volume,

•	a $696,000 increase in noninterest income, related to various factors, the largest of which was a $1.2 million other real estate write down in the 2009 period, and

•	a $1,106,000 decrease in expenses, related to reductions in personnel and benefits costs and to the FDIC special assessment levied in the 2009 quarter.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the six months ended June 30,	2010	2009	$ change	% change

Interest income	$18,062	$19,340	$(1,278)	-6.6%
Interest expense	(4,300)	(6,018)	1,718	-28.5%
Net interest income	13,762	13,322	440	3.3%
Provision for loan losses	(570)	(842)	272	-32.3%
Noninterest income	3,683	2,987	696	23.3%
Noninterest expense	(11,090)	(12,196)	1,106	-9.1%
Income tax expense	(1,586)	(797)	(789)	99.0%

Net income	$4,199	$2,474	$1,725	69.7%

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

Three months ended June 30, 2010 and 2009

Net interest income on a taxable equivalent basis increased slightly to $43,000 or 0.6%, for the second quarter of 2010 compared to the same quarter of 2009.  Changes in the rate paid and volume of time deposits were the primary drivers of this change in net interest income, as indicated by the Rate/Volume Analysis shown later in this section.

For the second quarter of 2010 and 2009, the Company’s yield on earnings assets was 5.00% compared to 5.33%. The cost of interest bearing liabilities was 1.42% compared to 1.83%. The interest rate spread was 3.58% compared to 3.50%. The net interest margin, on a fully taxable equivalent basis, was 3.85% compared to 3.84%. Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to reductions in liability pricing, notably time deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2010 and 2009.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2010 and 2009
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2010	2009	2010	2009	2010	2009
Loans:
Commercial	$78,673	$91,701	$939	$1,100	4.77%	4.80%
Real estate	437,856	470,859	6,033	6,669	5.51	5.67
Consumer	6,485	7,881	137	175	8.45	8.88
Total loans	523,014	570,441	7,109	7,944	5.44	5.57

Securities:
Federal agencies	66,019	46,225	525	525	3.18	4.54
Mortgage-backed & CMO's	45,651	41,382	479	550	4.20	5.32
State and municipal	79,622	51,718	1,079	731	5.42	5.65
Other	6,997	8,251	61	72	3.49	3.49
Total securities	198,289	147,576	2,144	1,878	4.33	5.09

Deposits in other banks	25,576	26,882	87	103	1.36	1.53

Total interest-earning assets	746,879	744,899	9,340	9,925	5.00	5.33

Non-earning assets	71,861	67,505

Total assets	$818,740	$812,404

Deposits:
Demand	$96,098	$92,447	21	42	0.09	0.18
Money market	82,372	78,143	101	148	0.49	0.76
Savings	64,561	62,557	22	37	0.14	0.24
Time	271,932	280,729	1,503	1,953	2.21	2.78
Total deposits	514,963	513,876	1,647	2,180	1.28	1.70

Customer repurchase agreements	62,072	60,876	99	176	0.64	1.16
Other short-term borrowings	-	1,553	-	1	-	0.26
Long-term borrowings	29,212	30,460	407	424	5.57	5.57
Total interest-bearing
liabilities	606,247	606,765	2,153	2,781	1.42	1.83

Noninterest bearing
demand deposits	100,493	98,258
Other liabilities	3,873	4,519
Shareholders' equity	108,127	102,862
Total liabilities and
shareholders' equity	$818,740	$812,404

Interest rate spread					3.58%	3.50%
Net interest margin					3.85%	3.84%

Net interest income (taxable equivalent basis)			7,187	7,144
Less: Taxable equivalent adjustment			329	235
Net interest income			$6,858	$6,909

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended June 30
	2010 vs. 2009
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(161)	$(5)	$(156)
Real Estate	(636)	(178)	(458)
Consumer	(38)	(8)	(30)
Total loans	(835)	(191)	(644)
Securities:
Federal agencies	-	(185)	185
Mortgage-backed	(71)	(124)	53
State and municipal	348	(31)	379
Other securities	(11)	-	(11)
Total securities	266	(340)	606
Deposits in other banks	(16)	(11)	(5)
Total interest income	(585)	(542)	(43)

Interest expense
Deposits:
Demand	(21)	(23)	2
Money market	(47)	(55)	8
Savings	(15)	(16)	1
Time	(450)	(390)	(60)
Total deposits	(533)	(484)	(49)

Customer repurchase agreements	(77)	(80)	3
Other borrowings	(18)	20	(38)
Total interest expense	(628)	(544)	(84)
Net interest income	$43	$2	$41

Six months ended June 30, 2010 and 2009

Net interest income on a taxable equivalent basis increased $589,000 or 4.28%, for the six months ended June 30, 2010 compared to the comparable period in 2009.  This increase was due primarily to changes in rates and volumes of liabilities, especially time deposits.

For the first six months of 2010 and 2009, the Company’s yield on earnings assets was 5.03% compared to 5.35%. The cost of interest bearing liabilities was 1.43% compared to 1.99%. The interest rate spread was 3.60% compared to 3.36%. The net interest margin, on a fully taxable equivalent basis, was 3.86% compared to 3.72%. Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to reductions in liability pricing, notably time deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2010 and 2009.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Six Months Ended June 30, 2010 and 2009
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2010	2009	2010	2009	2010	2009
Loans:
Commercial	$78,974	$93,887	$1,892	$2,200	4.79%	4.69%
Real estate	437,550	470,106	12,128	13,448	5.54	5.72
Consumer	6,628	7,888	271	353	8.18	8.95
Total loans	523,152	571,881	14,291	16,001	5.46	5.60

Securities:
Federal agencies	65,886	45,997	1,076	1,046	3.27	4.55
Mortgage-backed & CMO's	44,722	42,962	980	1,112	4.38	5.18
State and municipal	73,614	47,247	2,006	1,335	5.45	5.65
Other	7,308	6,641	130	105	3.56	3.16
Total securities	191,530	142,847	4,192	3,598	4.38	5.04

Deposits in other banks	28,094	25,237	178	191	1.27	1.51

Total interest-earning assets	742,776	739,965	18,661	19,790	5.02	5.35

Non-earning assets	72,882	68,106

Total assets	$815,658	$808,071

Deposits:
Demand	$96,578	$102,397	42	232	0.09	0.45
Money market	81,595	71,433	191	346	0.47	0.97
Savings	63,686	61,927	44	77	0.14	0.25
Time	269,256	276,600	3,005	4,052	2.23	2.93
Total deposits	511,115	512,357	3,282	4,707	1.28	1.84

Customer repurchase agreements	63,005	58,477	204	409	0.65	1.40
Other short-term borrowings	-	1,811	-	4	-	0.44
Long-term borrowings	29,230	32,418	814	898	6	5.54
Total interest-bearing
liabilities	603,350	605,063	4,300	6,018	1.43	1.99

Noninterest bearing
demand deposits	99,676	95,748
Other liabilities	3,818	4,406
Shareholders' equity	107,814	102,854
Total liabilities and
shareholders' equity	$814,658	$808,071

Interest rate spread					3.59%	3.36%
Net interest margin					3.87%	3.72%

Net interest income (taxable equivalent basis)			14,361	13,772
Less: Taxable equivalent adjustment			599	450
Net interest income			$13,762	$13,322

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six months ended June 30
	2010 vs. 2009
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(308)	$48	$(356)
Real Estate	(1,320)	(409)	(911)
Consumer	(82)	(29)	(53)
Total loans	(1,710)	(390)	(1,320)
Securities:
Federal agencies	30	(345)	375
Mortgage-backed	(132)	(176)	44
State and municipal	671	(49)	720
Other securities	25	14	11
Total securities	594	(556)	1,150
Deposits in other banks	(13)	(33)	20
Total interest income	(1,129)	(979)	(150)

Interest expense
Deposits:
Demand	(190)	(178)	(12)
Money market	(155)	(199)	44
Savings	(33)	(35)	2
Time	(1,047)	(942)	(105)
Total deposits	(1,425)	(1,354)	(71)

Repurchase agreements	(205)	(235)	30
Other borrowings	(88)	49	(137)
Total interest expense	(1,718)	(1,540)	(178)
Net interest income	$589	$561	$28

Noninterest Income

All comparisons discussed below are between the second quarter 2010 and the second quarter of 2009, unless otherwise noted.

Noninterest income decreased to $1,762,000 in 2010 from $2,253,000 in 2009, a $491,000 or 21.8% reduction. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $801,000 in 2010 from $767,000 in 2009, a $34,000 or 4.4% increase.  A substantial portion of Trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts decreased to $483,000 in 2010 from $511,000 in 2009, a $28,000 or 5.5% decline. This reduction was primarily the result of lower deposit account fee volume.

Other fees and commissions increased to $288,000 in 2010 from $251,000 in 2009, an increase of $37,000 or 14.7% due primarily to increases in VISA check card and insurance income. Management expects this income category will decline after implementation of recent banking reform legislation, which is expected to have a negative impact on electronic banking fee income.

Mortgage banking income decreased to $343,000 in 2010 from $568,000 in 2009, a decline of $225,000 or 39.6%. This business area boomed in 2009, but volume has decreased in 2010 with the expiration of the home buyer tax credit and the overall slowdown in the real estate market.

Brokerage fees decreased to $22,000 in 2010 from $73,000 in 2009, a $51,000 or 69.9% decline. The reduction was due to a decline in retail investment activity and personnel turnover.

Securities gains increased to $4,000 for 2010 from $1,000 in 2009. This change was related to gains on early calls of selected government securities.

Foreclosed real estate losses were $281,000 for 2010 compared to $43,000 in 2009.  The major driver in this increased loss in the second quarter of 2010 was a $253,000 charge adjusting the appraised value of certain foreclosed real estate. That same property was written down $1.2 million in the first quarter of 2009.

Noninterest income for the six month period ended June 30, 2010 increased to $3,683,000 compared to $2,987,000 for the 2009 period, $696,000 or 23.3% increase. The biggest driver in this improvement was the other real estate write down, mentioned in the preceding paragraph.

Noninterest Expense

All comparisons discussed below are between the second quarter 2010 and the second quarter of 2009, unless otherwise noted.

Noninterest expense was $5,593,000 for 2010 compared to $6,321,000 for 2009, a $728,000 or 11.5% decrease. The major factors impacting that change are discussed below.

Salaries were $2,596,000 for 2010 compared to $2,732,000 for 2009, a $136,000 or 5% decrease.  This is primarily the result of a mid-2009 management decision to reduce the number of full time equivalent employees in the Bank by approximately 5% of the workforce. This was accomplished through a combination of retirements, unfilled vacancies, and a small number of layoffs.

Employee benefits were $633,000 for 2010 compared to $832,000 for 2009, a $199,000 or 23.9% decrease. This was due primarily to the change in the Company’s defined benefit plan to a cash balance plan, which was effective December 31, 2009.

FDIC insurance assessment was $199,000 for 2010 compared to $564,000 for 2009, a $365,000 or 64.7% decrease. The decrease was driven by the second quarter 2009 special FDIC insurance assessment, which cost the Company approximately $360,000.

Noninterest expense in the six months ended June 30, 2010 was $11,090,000 compared to $12,196,000 for the same period in 2009, for a decrease of $1,106,000 or 9.1%. This decrease was the result of the same factors discussed above for the quarter.

Income Taxes

The effective tax rate for the second quarter of 2010 was 26.5% compared to 27.4% for the second quarter of 2009.

The effective tax rate for the six months ended June 30, 2010 was 27.4% compared to 24.4% for the same period of 2009.

The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. However, in the first quarter of 2009, the effective tax rate was also impacted by the $1.2 million valuation adjustment on certain foreclosed real estate.

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

The available for sale securities portfolio was $211,574,000 at June 30, 2010 compared to $188,795,000 at December 31, 2009, a $22,779,000 or 12.1% increase.

The held to maturity securities portfolio decreased to $4,823,000 at June 31, 2010 from $6,529,000 at December 31, 2009, a $1,706,000 or 26.1% decline. As a practical matter, virtually any new security purchase is classified as available for sale.

At June 30, 2010, the available for sale portfolio had an estimated fair value of $211,574,000 and an amortized cost of $206,182,000, resulting in a net unrealized gain of $5,392,000.

At the same dates, the held to maturity portfolio had an estimated fair value of $5,028,000 and an amortized cost of $4,823,000, resulting in a net unrealized gain of $205,000.

At June 30, 2010, mortgage-backed securities consist principally of obligations of U.S. Government sponsored enterprises.  CMOs (collateralized mortgage obligations) issued by non-U.S. Government sponsored enterprises, as of June 30, 2010, had an amortized cost of $2,014,000 and an estimated fair value of $1,769,000; resulting in an estimated net unrealized loss of $245,000. One of these bonds, with a $629,000 book value was downgraded in the first quarter by Standard and Poor’s to CCC status. After reviewing the security, management elected to take an OTTI charge of $31,000 against the bond. The current estimated market value of the security is $428,000, resulting in an estimated unrealized loss of $201,000.

The current economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2009 and continuing into 2010. This slowdown has manifested itself on the Company’s balance sheet with a moderate reduction in the size of our loan portfolio, a slight increase in deposits and a substantial increase in our investment portfolio. The Company is cognizant of the historically low interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans were $519,416,000 at June 30, 2010 compared to $527,991,000 at December 31, 2009, an $8,575,000 or 1.6% decrease. Management considers the decline in the loan portfolio primarily the result of the current economic climate and the overall slowdown in business activity and, secondarily, the Company’s deliberate decision to maintain a conservative risk profile in consideration of long term asset quality.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was $8,135,000 at June 30, 2010 compared to $8,166,000 at December 31, 2009.  At the same dates, the allowance was 1.57% of loans compared to 1.55%. The dollar amount of the reserve is slightly decreased during the period and is directionally consistent with the decrease in total loans, although not consistent in percentage magnitude. Management considers the size of the allowance appropriate because of continuing deterioration and negative trends in the local and regional economy, including unemployment, delinquency and foreclosure rates in Virginia and North Carolina. Bank management is aware of the possible financial impact of extended economic stress in our marketplace and has incorporated that into its qualitative assessment of the allowance for loan loss.

Annualized net charge-offs represented 0.20% of total loans during the second quarter of 2010 compared to 0.26% in the first quarter of 2010 and 0.28% in the second quarter of 2009.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.93% and 0.87% of total assets, respectively, at June 30, 2010 and December 31, 2009.  There were no troubled debt restructurings at June 30, 2010 and December 31, 2009.

The following table summarizes nonperforming assets (in thousands):

	June 30,	December 31,
	2010	2009
Loans 90 days or more past due	$8	$-
Nonaccrual loans	4,005	3,642
Nonperforming loans	4,013	3,642
Foreclosed real estate	3,730	3,414
Nonperforming assets	$7,743	$7,056

Premises and equipment

Premises and equipment were $19,658,000 at June 30, 2010 compared to $19,195,000, at December 31, 2009, a $463,000 or 2.4% increase. Most of this increase was related to the construction of a new branch in South Boston, Virginia, whose completion is expected by September 2010.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $630,151,000 at June 30, 2010 compared to $604,273,000 at December 31, 2009, a $25,878,000 or 4.3% increase. Core deposit growth continues to be an ongoing strategic goal and challenge for the Company and the community banking industry in general.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $108,760,000 at June 30, 2010 compared to $106,389,000 at December 31, 2009, an increase of $2,371,000 or 2.2%.

The Company paid cash dividends of $0.23 per share during the second quarter of 2010 while the basic and diluted earnings per share for the same period were $0.33 per share.  The Company paid cash dividends of $0.46 per share for the first half of 2010 while the basic and diluted earnings per share were $0.69 per share.  The Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend relatively high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2010, the Company's Tier I and total capital ratios were 18.18% and 19.43%, respectively.  At December 31, 2009, these ratios were 17.56% and 18.82%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.95% and 12.81% at June 30, 2010 and December 31, 2009, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2010, that the Company met the requirements to be considered “well capitalized."

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	June 30, 2010	December 31, 2009

Commitments to extend credit	$133,353	$133,692
Standby letters of credit	1,986	2,624
Mortgage loan rate-lock commitments	3,980	2,054

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2010, principal obligations to the FHLB consisted of $8,563,000 in fixed-rate, long-term advances compared to $8,638,000 at December 31, 2009.  In addition, for the same periods, the Company had outstanding $40 million in letters of credit. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for pledging from the bond portfolio.

The Company had fixed-rate term borrowing contracts with the FHLB as of June 30, 2010, with the following final maturities (in thousands):

Amount	Maturity Date
$4,000,000	March 2011
4,000,000	April 2011
563,000	March 2014
$8,563,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2010.

There have been no material changes to market risk as disclosed in the Company’s 2009 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of June 30 , 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

5.      Other Information
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

6.	Exhibits
3.1	Articles of Incorporation (as amended June 1, 2010)
3.2	Bylaws (as amended May 18, 2010)
11.	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – August 5, 2010	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – August 5, 2010	Chief Financial Officer