Form 10-Q
period 2010-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2010-11-08
CIK 741516

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 4, 2010, the Company had 6,126,374 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2010	2009
Cash and due from banks	$10,860	$13,250
Interest-bearing deposits in other banks	16,338	10,693

Securities available for sale, at fair value	209,434	188,795
Securities held to maturity (fair value of $4,675 at
September 30, 2010 and $6,763 at December 31, 2009)	4,501	6,529
Total securities	213,935	195,324

Restricted stock, at cost	4,161	4,362
Loans held for sale	3,952	2,490

Loans, net of unearned income	519,421	527,991
Less allowance for loan losses	(8,542)	(8,166)
Net loans	510,879	519,825

Premises and equipment, net	20,142	19,195
Other real estate owned, net	3,987	3,414
Goodwill	22,468	22,468
Core deposit intangibles, net	1,415	1,698
Accrued interest receivable and other assets	16,080	16,254
Total assets	$824,217	$808,973

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$101,578	$101,735
Demand deposits -- interest bearing	91,301	97,025
Money market deposits	53,388	75,554
Savings deposits	62,841	61,873
Time deposits	316,522	268,086
Total deposits	625,630	604,273

Customer repurchase agreements	54,285	65,929
Long-term borrowings	8,525	8,638
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,290	3,125
Total liabilities	713,349	702,584

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
6,126,374 shares outstanding at September 30, 2010 and
6,110,335 shares outstanding at December 31, 2009	6,126	6,110
Capital in excess of par value	27,200	26,962
Retained earnings	74,409	72,208
Accumulated other comprehensive income, net	3,133	1,109
Total shareholders' equity	110,868	106,389
Total liabilities and shareholders' equity	$824,217	$808,973

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Three Months Ended
	September 30
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$6,994	$7,666
Interest and dividends on securities:
Taxable	1,253	1,241
Tax-exempt	621	434
Dividends	24	27
Other interest income	90	96
Total interest and dividend income	8,982	9,464

Interest Expense:
Interest on deposits	1,722	1,921
Interest on short-term borrowings	93	135
Interest on long-term borrowings	65	65
Interest on trust preferred capital notes	343	343
Total interest expense	2,223	2,464

Net Interest Income	6,759	7,000
Provision for Loan Losses	435	492

Net Interest Income After Provision for Loan Losses	6,324	6,508

Noninterest Income:
Trust fees	842	813
Service charges on deposit accounts	478	536
Other fees and commissions	290	257
Mortgage banking income	428	361
Securities gains, net	67	1
Foreclosed real estate gains, net	5	-
Other	136	151
Total noninterest income	2,246	2,119

Noninterest Expense:
Salaries	2,596	2,471
Employee benefits	564	806
Occupancy and equipment	732	701
FDIC assessment	203	203
Bank franchise tax	168	160
Core deposit intangible amortization	94	94
Other	1,179	1,163
Total noninterest expense	5,536	5,598

Income Before Income Taxes	3,034	3,029
Income Taxes	806	862
Net Income	$2,228	$2,167

Net Income Per Common Share:
Basic	$0.36	$0.36
Diluted	$0.36	$0.35
Average Common Shares Outstanding:
Basic	6,125,359	6,104,505
Diluted	6,131,129	6,111,913

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share and per share data) (Unaudited)

	Nine Months Ended
	September 30
	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$21,220	$23,617
Interest and dividends on securities:
Taxable	3,844	3,594
Tax-exempt	1,641	1,236
Dividends	71	70
Other interest income	268	287
Total interest and dividend income	27,044	28,804

Interest Expense:
Interest on deposits	5,004	6,628
Interest on short-term borrowings	297	548
Interest on long-term borrowings	192	276
Interest on trust preferred capital notes	1,030	1,030
Total interest expense	6,523	8,482

Net Interest Income	20,521	20,322
Provision for Loan Losses	1,005	1,334

Net Interest Income After Provision for Loan Losses	19,516	18,988

Noninterest Income:
Trust fees	2,455	2,338
Service charges on deposit accounts	1,440	1,549
Other fees and commissions	856	750
Mortgage banking income	1,017	1,215
Securities gains, net	42	2
Foreclosed real estate (losses), net	(279)	(1,222)
Other	398	474
Total noninterest income	5,929	5,106

Noninterest Expense:
Salaries	7,590	7,734
Employee benefits	1,837	2,451
Occupancy and equipment	2,209	2,165
FDIC assessment	597	984
Bank franchise tax	503	483
Core deposit intangible amortization	283	283
Other	3,607	3,694
Total noninterest expense	16,626	17,794

Income Before Income Taxes	8,819	6,300
Income Taxes	2,392	1,659
Net Income	$6,427	$4,641

Net Income Per Common Share:
Basic	$1.05	$0.76
Diluted	$1.05	$0.76
Average Common Shares Outstanding:
Basic	6,122,876	6,094,261
Diluted	6,128,481	6,098,221

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	6,085,628	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	4,641	-	4,641

Change in unrealized gains on securities
available for sale, net of tax, $979	-	-	-	-	1,822

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $0	-	-	-	-	(2)

Other comprehensive income					1,820	1,820

Total comprehensive income						6,461

Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)

Stock options exercised	29,299	29	395	-	-	424

Stock option expense	-	-	47	-	-	47

Cash dividends declared, $0.69 per share	-	-	-	(4,206)	-	(4,206)

Balance, September 30, 2009	6,107,327	$6,107	$26,900	$71,445	$453	$104,905

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	6,427	-	6,427

Change in unrealized gains on securities
available for sale, net of tax, $1,105	-	-	-	-	2,051

Add: Reclassification adjustment for losses
on impairment of securities, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(26)	-	-	-	-	(47)

Other comprehensive income					2,024	2,024

Total comprehensive income						8,451

Stock options exercised	2,855	3	44	-	-	47

Stock option expense	-	-	47	-	-	47

Equity based compensation	13,184	13	147	-	-	160

Cash dividends declared, $0.69 per share	-	-		(4,226)	-	(4,226)

Balance, September 30, 2010	6,126,374	$6,126	$27,200	$74,409	$3,133	$110,868

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands) (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net income	$6,427	$4,641
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Provision for loan losses	1,005	1,334
Depreciation	941	877
Core deposit intangible amortization	283	283
Net amortization (accretion) of bond premiums and discounts	296	(180)
Net gain on sale or call of securities	(73)	(2)
Impairment of securities	31	-
Gain on loans held for sale	(902)	(1,074)
Proceeds from sales of loans held for sale	36,195	53,564
Originations of loans held for sale	(36,755)	(54,566)
Net gain on foreclosed real estate	(2)	(17)
Net change in valuation allowance on foreclosed real estate	281	1,239
Stock-based compensation expense	47	47
Equity based compensation	160	-
Deferred income tax benefit	(311)	(727)
Net change in interest receivable	(451)	(496)
Net change in other assets	624	945
Net change in interest payable	(45)	(318)
Net change in other liabilities	432	1,082
Net cash provided by operating activities	8,183	6,632

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	815	-
Proceeds from sales of securities held to maturity	184	-
Proceeds from maturities and calls of securities available for sale	88,858	55,248
Proceeds from maturities and calls of securities held to maturity	1,299	583
Purchases of securities available for sale	(106,706)	(100,525)
Net decrease in loans	6,933	29,238
Purchases of bank property and equipment	(1,888)	(3,138)
Proceeds from sales of foreclosed real estate	156	317
Net cash used in investing activities	(10,349)	(18,277)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(27,079)	2,882
Net change in time deposits	48,436	4,275
Net change in repurchase agreements	(11,644)	19,598
Net change in short-term borrowings	-	(3,850)
Net change in long-term borrowings	(113)	(5,112)
Cash dividends paid	(4,226)	(4,206)
Repurchase of stock	-	(121)
Proceeds from exercise of stock options	47	424
Net cash provided by financing activities	5,421	13,890

Net Increase in Cash and Cash Equivalents	3,255	2,245

Cash and Cash Equivalents at Beginning of Period	23,943	24,098

Cash and Cash Equivalents at End of Period	$27,198	$26,343

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010; the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009; and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may occur for the year ending December 31, 2010.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2009.

Note 2 – Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities.  The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Index
In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or after December 15, 2010.  The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.”  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

Index
On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.”  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$48,480	$1,170	$-	$49,650
Mortgage-backed & CMO’s	56,474	1,664	379	57,759
State and municipal	95,241	4,637	11	99,867
Corporate	1,970	188	-	2,158
Total securities available for sale	202,165	7,659	390	209,434

Securities held to maturity:
State and municipal	4,501	174	-	4,675
Total securities held to maturity	4,501	174	-	4,675
Total securities	$206,666	$7,833	$390	$214,109

	December 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$81,279	$1,474	$7	$82,746
Mortgage-backed & CMO’s	41,365	1,535	310	42,590
State and municipal	58,035	1,442	181	59,296
Corporate	3,962	201	-	4,163
Total securities available for sale	184,641	4,652	498	188,795

Securities held to maturity:
Mortgage-backed & CMO’s	199	14	-	213
State and municipal	6,330	220	-	6,550
Total securities held to maturity	6,529	234	-	6,763
Total securities	$191,170	$4,886	$498	$195,558

Index

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale and held to maturity securities that have been in a continuous unrealized loss position, at September 30, 2010, are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$18,088	$159	$18,088	$159	$-	$-
CMO’s	2,057	220	767	3	1,290	217
State and municipal	1,813	11	1,813	11	-	-
Total	$21,958	$390	$20,668	$173	$1,290	$217

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in nine GSE mortgage-backed securities and one collateralized mortgage obligation (“CMO”) were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency or GSE of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

Private-Label Residential Mortgage-Backed Securities: The unrealized losses associated with four private residential collateralized mortgage obligations are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our credit enhancement, we expect to recover the remaining amortized cost basis of three of these four securities. See Other than Temporarily Impaired Securities in the following section regarding one of these issues.

State and municipal securities:  The unrealized losses on the four investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010.

The Company’s investment in restricted stock of $4,161,000 at September 30, 2010, shown as a separate line item on the consolidated balance sheets, includes $2,610,000 in stock of the Federal Home Loan Bank of Atlanta (“FHLB”).  FHLB stock is generally viewed as a long-term and restricted investment security, carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The FHLB did temporarily suspend dividends and repurchases of excess capital stock in 2009. However, they have recently resumed both activities on a limited basis. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010 and no impairment has been recognized.

Index
Other than Temporarily Impaired Securities

One variable rate CMO was downgraded below investment grade to CCC status by Standard and Poor’s during the first quarter 2010.  Based upon a review of the security by an independent advisory firm, the Company elected to recognize an impairment charge to earnings of $31,000 in the first quarter. The impairment charge was based on a review of recent actual historical performance and an estimate of expected annual ongoing losses of 0.91% and loss on loans sixty days or greater of 6.41%. The Other Comprehensive Income (“OCI”) adjustment was based on an estimated 15% fair value return based on current market conditions.  The investment was reviewed again for other than temporarily impairment (“OTTI”) in the second and third quarter.  No additional impairment was deemed necessary.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2009.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$28,918	$7	$28,918	$7	$-	$-
Mortgage-backed	7,294	95	7,294	95	-	-
CMO’s	2,151	215	-	-	2,151	215
State and municipal	7,420	181	6,991	145	429	36
Total	$45,783	$498	$43,203	$247	$2,580	$251

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2010	December 31, 2009

Construction and land development	$42,602	$40,371
Commercial real estate	206,142	208,066
Residential real estate	118,554	121,639
Home equity	64,847	64,678
Total real estate	432,145	434,754

Commercial and industrial	80,818	86,312
Consumer	6,458	6,925
Total loans	$519,421	$527,991

The following is a summary of information pertaining to impaired and nonaccrual loans:

	September 30,	December 31,
(in thousands)	2010	2009

Impaired loans with a valuation allowance	$-	$1,284
Impaired loans without a valuation allowance	1,766	2,540
Total impaired loans	$1,766	$3,824

Index

	September 30,	December 31,
(in thousands)	2010	2009

Allowance provided for impaired loans,
included in the allowance for loan losses	$-	$796

Nonaccrual loans excluded from the impaired loan disclosure	$2,144	$1,885

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009

Average balance in impaired loans	$2,928	$3,409
Interest income recognized on impaired loans	-	100
Interest income recognized on nonaccrual loans	-	-
Interest on nonaccrual loans had they been accruing	196	148
Loans past due 90 days and still accruing interest	-	-

No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed real estate was $3,987,000 at September 30, 2010 and $3,414,000 December 31, 2009.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2010 and 2009, and for the year ended December 31, 2009, are presented below:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31,	Nine Months Ended September 30,
	2010	2009	2009
Allowance for Loan Losses
Balance, beginning of period	$8,166	$7,824	$7,824
Provision for loan losses	1,005	1,662	1,334
Charge-offs	(869)	(1,601)	(1,116)
Recoveries	240	281	218
Balance, end of period	$8,542	$8,166	$8,260

Reserve for unfunded lending commitments
Balance, beginning of period	$260	475	$475
Provision for unfunded commitments	(30)	-	(11)
Charge-offs	-	(215)	(215)
Balance, end of period	$230	$260	$249

  The reserve for unfunded loan commitments is included on the consolidated balance sheet in other liabilities.

Index

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

   The changes in the carrying amount of goodwill for the quarter ended September 30, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of September 30, 2010	$22,468

   Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at September 30, 2010 was $1,415,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies and they mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings have floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Customer repurchase agreements were $54,285,000 at September 30, 2010 and $65,929,000 at December 31, 2009.

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of September 30, 2010, $91,665,000 in 1-4 family residential mortgage loans and $60,091,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010			December 31, 2009
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

March 2011	$8,000	2.93	March 2011	$8,000	2.93
April 2014	525	3.78	April 2014	638	3.78
	$8,525	2.98%		$8,638	2.99%

Index
In the regular course of conducting its business, the Company takes deposits from political subdivisions of Virginia and North Carolina. At September 30, 2010, the Bank’s public deposits totaled $70,665,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government, agency, or GSE bonds or letters of credit from the FHLB. At September 30, 2010, the Company had $20 million in letters of credit with the FHLB outstanding to provide collateral for such deposits. The Company had also pledged $86,789,000 of its investment portfolio for the same purpose.

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

Note 10 – Share Based Compensation

Stock Options

A summary of stock option transactions for the nine months ended September 30, 2010, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2009	162,603	$21.39
Granted	-	-
Exercised	(2,855)	16.33
Forfeited	(200)	24.50
Outstanding at September 30, 2010	159,548	$21.48	4.9	$348
Exercisable at September 30, 2010	129,048	$22.57	4.1	$194

   The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period. As of September 30, 2010, there was $79,000 in total unrecognized compensation expense related to nonvested stock option grants.

Index

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

  Nonvested restricted stock for the nine months ended September 30, 2010 is summarized in the following table.
Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	-	-
Granted	8,712	$21.36
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2010	8,712	$21.36

  As of September 30, 2010, there was $116,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 15 months.

  Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. Eight of twelve directors elected to receive stock in lieu of cash for their retainer fees. Only outside directors receive board fees. The Company issued 4,472 shares and recognized share based compensation expense of $90,000 during the nine-month period.

Note 11 – Earnings Per Share

  The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,125,359	$.36	6,104,505	$.36
Effect of dilutive securities - stock options	5,770	-	7,408	(.01)
Diluted	6,131,129	$.36	6,111,913	$.35

	Nine Months Ended
	September 30,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,122,876	$1.05	6,094,261	$.76
Effect of dilutive securities - stock options	5,605	-	3,960	-
Diluted	6,128,481	$1.05	6,098,221	$.76

  Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2010 and 2009, because their effects were antidilutive, averaged 82,627 and 82,827, respectively.

Index

Note 12 – Employee Benefit Plans

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$23	$184	$69	$552
Interest cost	117	146	351	438
Expected return on plan assets	(135)	(203)	(405)	(609)
Recognized net actuarial loss	57	111	171	333

Net periodic benefit cost	$62	$238	$186	$714

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

Segment information as of and for the nine month periods ended September 30, 2010 and 2009, is shown in the following table.

Index

Nine Months Ended September 30, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$27,044	$-	$103	$(103)	$27,044
Interest expense	5,596	-	1,030	(103)	6,523
Noninterest income	3,370	2,528	31	-	5,929
Operating income before income taxes	8,243	1,659	(1,083)	-	8,819
Depreciation and amortization	1,211	13	-	-	1,224
Total assets	823,582	-	635	-	824,217
Capital expenditures	1,887	1	-	-	1,888

Nine Months Ended September 30, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$28,804	$-	$217	$(217)	$28,804
Interest expense	7,669	-	1,030	(217)	8,482
Noninterest income	2,571	2,491	44	-	5,106
Operating income before income taxes	5,685	1,629	(1,014)	-	6,300
Depreciation and amortization	1,146	12	2	-	1,160
Total assets	809,605	-	741	-	810,346
Capital expenditures	3,117	21	-	-	3,138

Three Months Ended September 30, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,982	$-	$29	$(29)	$8,982
Interest expense	1,909	-	343	(29)	2,223
Noninterest income	1,364	872	10	-	2,246
Operating income before income taxes	2,796	579	(341)	-	3,034
Depreciation and amortization	394	5	-	-	399
Total assets	823,582	-	635	-	824,217
Capital expenditures	789	-	-	-	789

Three Months Ended September 30, 2009
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,464	$-	$58	$(58)	$9,464
Interest expense	2,179	-	343	(58)	2,464
Noninterest income	1,266	837	16	-	2,119
Operating income before income taxes	2,807	566	(344)	-	3,029
Depreciation and amortization	400	4	1	-	405
Total assets	809,605	-	741	-	810,346
Capital expenditures	776	13	-	-	789

Index

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

  The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  Federal Reserve Bank of Richmond and Federal Home Loan Bank stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these entities as long as it is a member.  Therefore, they have been excluded from the following table. The Company has one private label collateralized mortgage obligation, shown in the following table, upon which $31,000 in other than temporary impairment was recognized in the first quarter of 2010. The Company has engaged an independent, outside appraisal firm to assist with quarterly valuations of the security to determine an estimate Hold to Maturity Price based on periodic assessments of loss severity, default rates and prepayment rates. The valuations of these Level 3 securities are highly complex and judgmental.

Index

   The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$209,434	$-	$209,021	$413

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$188,795	$-	$188,795	$-

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

  The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended September 30, 2010.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Index
Other real estate owned:  Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell.  A third party appraisal is obtained once the property becomes OREO to determine the fair value.  We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

  The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at September 30, 2010 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Other real estate owned	$3,987	$-	$3,987	$-

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets
Impaired loans, net of valuation allowance	$488	$-	$488	$-
Other real estate owned	3,414	-	3,414	-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2010	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2010
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$-	$(31)	$(192)	$(48)	$684	$413

Total assets	$-	$(31)	$(192)	$(48)	$684	$413

Index

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$27,198	$27,198	$23,943	$23,943
Securities available for sale	209,434	209,434	188,795	188,795
Securities held to maturity	4,501	4,675	6,529	6,763
Loans held for sale	3,952	3,952	2,490	2,490
Loans, net of allowance	510,879	515,808	519,825	528,631
Accrued interest receivable	3,747	3,747	3,268	3,268

Financial liabilities:
Deposits	$625,630	$627,927	$604,273	$607,015
Repurchase agreements	54,285	54,285	65,929	65,929
Other borrowings	8,525	8,523	8,638	8,620
Trust preferred capital notes	20,619	20,532	20,619	20,640
Accrued interest payable	789	789	899	899

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents.  The carrying amount is a reasonable estimate of fair value.

Securities.  Fair values are based on quoted market prices or dealer quotes.

Loans held for sale.  The carrying amount is a reasonable estimate of fair value.

Loans.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated based upon discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Index
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2010 and December 31, 2009, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2010	2009
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$10,860	$17,451
Interest-bearing deposits in other banks	16,338	8,892

	$27,198	$26,343

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,572	$8,825
Income taxes	2,488	1,615
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,008	1,786
Unrealized gain on securities available for sale	3,114	2,801

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

A variety of factors may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to the following:

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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2010 presentation.

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

Index
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

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change.  The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries; trends in volume and terms of loans; effects of changes in underwriting standards; experience of lending staff and economic conditions; and portfolio concentrations. In the formula allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans. The adjusted loss factor is multiplied by the period-end balances for each risk-grade category (except the consumer segment allowance which is calculated by multiplying the period-end balances by an adjusted loss factor without regard to risk grades).  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these values is inherently subjective and actual losses could be greater or less than the estimates.

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

Index

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2010 and 2009

For the quarter ended September 30, 2010, the Company reported net income of $2,228,000 compared to $2,167,000 for the comparable quarter in 2009. The $61,000 or 2.8% increase in earnings was primarily due to:

•	a $241,000 decrease in net interest income, related mostly to declining loan and bond yields,
•	a $57,000 decrease in provision for loan losses, directionally consistent with the overall decrease in loan volume,
•	a $127,000 increase in noninterest income, related to increased secondary market mortgage income, trust income, and a gain on sale of securities, and

•	a $62,000 decrease in expenses, related mostly to reductions in benefits costs.

SUMMARY INCOME STATEMENT
(dollars in thousands)
For the three months ended September 30,	2010	2009	$ Change	% Change

Interest income	$8,982	$9,464	$(482)	-5.1%
Interest expense	(2,223)	(2,464)	241	-9.8%
Net interest income	6,759	7,000	(241)	-3.4%
Provision for loan losses	(435)	(492)	57	-11.6%
Noninterest income	2,246	2,119	127	6.0%
Noninterest expense	(5,536)	(5,598)	62	-1.1%
Income tax expense	(806)	(862)	56	-6.5%

Net income	$2,228	$2,167	$61	2.8%

 Nine months ended September 30, 2010 and 2009

For the nine month period ended September 30, 2010, the Company reported net income of $6,427,000 compared to $4,641,000 for the comparable quarter in 2009. The $1,786,000 or 38.5% increase in earnings was due to:

•	an $199,000 increase in net interest income, related mostly to declining deposit rates,

•	a $329,000 decrease in provision for loan losses, directionally consistent with the overall decrease in loan volume,

•	a $823,000 increase in noninterest income, related to a $1.2 million other real estate write down in the 2009 period, and

•	a $1,168,000 decrease in expenses, related to reductions in personnel and benefits costs and to the FDIC special assessment levied in the 2009 period.

Index

Index
SUMMARY INCOME STATEMENT
(dollars in thousands)

For the nine months ended September 30,	2010	2009	$ Change	% Change

Interest income	$27,044	$28,804	$(1,760)	-6.1%
Interest expense	(6,523)	(8,482)	1,959	-23.1%
Net interest income	20,521	20,322	199	1.0%
Provision for loan losses	(1,005)	(1,334)	329	-24.7%
Noninterest income	5,929	5,106	823	16.1%
Noninterest expense	(16,626)	(17,794)	1,168	-6.6%
Income tax expense	(2,392)	(1,659)	(733)	44.2%

Net income	$6,427	$4,641	$1,786	38.5%

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

Three months ended September 30, 2010 and 2009

Net interest income on a taxable equivalent basis decreased $128,000 or 1.8%, for the third quarter of 2010 compared to the same quarter of 2009.  Changes in the rates paid and yields earned were the primary drivers of this change in net interest income, as indicated by the Rate/Volume Analysis shown later in this section.

For the third quarter of 2010 and 2009, the Company’s yield on earnings assets was 4.89% compared to 5.24%. The cost of interest bearing liabilities was 1.43% compared to 1.65%. The interest rate spread was 3.46% compared to 3.59%. The net interest margin, on a fully taxable equivalent basis, was 3.74% compared to 3.91%. Yields and rates generally fell between periods. Declining yields on earning assets and balance shifts between loans and relatively lower yielding bonds contributed to the decrease in net interest margin.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2010 and 2009.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis
	For the Three Months Ended September 30, 2010 and 2009
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2010	2009	2010	2009	2010	2009
Loans:
Commercial	$76,618	$85,894	$934	$1,027	4.84%	4.78%
Real estate	441,069	460,253	5,968	6,508	5.41	5.66
Consumer	6,405	7,468	126	158	7.80	8.46
Total loans	524,092	553,615	7,028	7,693	5.36	5.56

Securities:
Federal agencies	60,079	56,706	459	538	3.06	3.80
Mortgage-backed & CMO's	53,839	37,609	493	506	3.66	5.38
State and municipal	94,419	56,665	1,217	798	5.16	5.63
Other	6,195	8,334	55	80	3.55	3.84
Total securities	214,532	159,314	2,224	1,922	4.15	4.83

Deposits in other banks	24,118	28,265	90	96	1.48	1.36

Total interest-earning assets	762,742	741,194	9,342	9,711	4.89	5.24

Non-earning assets	73,291	68,870

Total assets	$836,033	$810,064

Deposits:
Demand	$90,731	$94,869	16	31	0.07	0.13
Money market	70,011	76,416	94	107	0.53	0.56
Savings	63,562	62,985	22	38	0.14	0.24
Time	305,887	269,523	1,590	1,745	2.06	2.59
Total deposits	530,191	503,793	1,722	1,921	1.29	1.53

Customer repurchase agreements	59,126	65,341	93	134	0.62	0.82
Other short-term borrowings	92	460	0	1	0.43	0.87
Long-term borrowings	29,174	29,325	408	408	5.59	5.57
Total interest-bearing
liabilities	618,583	598,919	2,223	2,464	1.43	1.65

Noninterest bearing demand deposits	103,501	102,341
Other liabilities	4,064	5,393
Shareholders' equity	109,885	103,411
Total liabilities and
shareholders' equity	$836,033	$810,064

Interest rate spread					3.46%	3.59%
Net interest margin					3.74%	3.91%

Net interest income (taxable equivalent basis)			7,119	7,247
Less: Taxable equivalent adjustment			360	247
Net interest income			$6,759	$7,000

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended September 30
	2010 vs. 2009
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(93)	$20	$(113)
Real Estate	(540)	(274)	(266)
Consumer	(32)	(11)	(21)
Total loans	(665)	(265)	(400)
Securities:
Federal agencies	(79)	(110)	31
Mortgage-backed	(13)	(191)	178
State and municipal	419	(73)	492
Other securities	(25)	(6)	(19)
Total securities	302	(380)	682
Deposits in other banks	(6)	9	(15)
Total interest income	(369)	(636)	267

Interest expense
Deposits:
Demand	(15)	(14)	(1)
Money market	(13)	(4)	(9)
Savings	(16)	(16)	-
Time	(155)	(372)	217
Total deposits	(199)	(406)	207

Customer repurchase agreements	(41)	(29)	(12)
Other borrowings	(1)	6	(7)
Total interest expense	(241)	(429)	188
Net interest income	$(128)	$(207)	$79

Nine months ended September 30, 2010 and 2009

Net interest income on a taxable equivalent basis increased $461,000 or 2.2%, for the nine months ended September 30, 2010 compared to the comparable period in 2009.

For the first nine months of 2010 and 2009, the Company’s yield on earnings assets was 4.98% compared to 5.31%. The cost of interest bearing liabilities was 1.43% compared to 1.88%. The interest rate spread was 3.55% compared to 3.43%. The net interest margin, on a fully taxable equivalent basis, was 3.82% compared to 3.79%. Yields and rates generally fell between periods, but most of the improvement in spread and margin was related to reductions in liability pricing, notably time deposits, which more than offset declines in income from decreased yields and shifts of balances to lower earning assets.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2010 and 2009.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis
	For the Nine Months Ended September 30, 2010 and 2009
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2010	2009	2010	2009	2010	2009
Loans:
Commercial	$78,180	$91,193	$2,826	$3,227	4.83%	4.72%
Real estate	438,736	466,787	18,096	19,956	5.50	5.70
Consumer	6,553	7,746	397	511	8.10	8.80
Total loans	523,469	565,726	21,319	23,694	5.43	5.58

Securities:
Federal agencies	63,929	49,606	1,535	1,584	3.20	4.26
Mortgage-backed & CMO's	47,795	41,158	1,473	1,618	4.11	5.24
State and municipal	80,625	50,439	3,223	2,133	5.33	5.64
Other	6,933	7,212	185	185	3.56	3.42
Total securities	199,282	148,415	6,416	5,520	4.29	4.96

Deposits in other banks	26,754	26,258	268	287	1.34	1.46

Total interest-earning assets	749,505	740,399	28,003	29,501	4.98	5.31

Non-earning assets	72,356	68,362

Total assets	$821,861	$808,761

Deposits:
Demand	$94,607	$99,860	58	263	0.08	0.35
Money market	77,691	73,112	285	453	0.49	0.83
Savings	63,644	62,284	66	115	0.14	0.25
Time	281,601	274,214	4,595	5,797	2.18	2.82
Total deposits	517,543	509,470	5,004	6,628	1.29	1.73

Customer repurchase agreements	61,698	60,790	297	543	0.64	1.19
Other short-term borrowings	31	1,355	0	5	0.43	0.49
Long-term borrowings	29,211	31,376	1,222	1,306	5.58	5.55
Total interest-bearing
liabilities	608,483	602,991	6,523	8,482	1.43	1.88

Noninterest bearing demand deposits	100,965	97,970
Other liabilities	3,901	4,740
Shareholders' equity	108,512	103,060
Total liabilities and
shareholders' equity	$821,861	$808,761

Interest rate spread					3.55%	3.43%
Net interest margin					3.82%	3.79%

Net interest income (taxable equivalent basis)			21,480	21,019
Less: Taxable equivalent adjustment			959	697
Net interest income			$20,521	$20,322

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine months ended September 30
	2010 vs. 2009
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(401)	$68	$(469)
Real Estate	(1,860)	(687)	(1,173)
Consumer	(114)	(39)	(75)
Total loans	(2,375)	(658)	(1,717)
Securities:
Federal agencies	(49)	(445)	396
Mortgage-backed	(145)	(382)	237
State and municipal	1,090	(123)	1,213
Other securities	-	7	(7)
Total securities	896	(943)	1,839
Deposits in other banks	(19)	(24)	5
Total interest income	(1,498)	(1,625)	127

Interest expense
Deposits:
Demand	(205)	(192)	(13)
Money market	(168)	(195)	27
Savings	(49)	(51)	2
Time	(1,202)	(1,354)	152
Total deposits	(1,624)	(1,792)	168

Repurchase agreements	(246)	(254)	8
Other borrowings	(89)	55	(144)
Total interest expense	(1,959)	(1,991)	32
Net interest income	$461	$366	$95

Noninterest Income

All comparisons discussed below are between the third quarter 2010 and the third quarter of 2009, unless otherwise noted.

Noninterest income increased to $2,246,000 in 2010 from $2,119,000 in 2009, a $127,000 or 6% improvement. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $842,000 in 2010 from $813,000 in 2009, a $29,000 or 3.6% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts decreased to $478,000 in 2010 from $536,000 in 2009, a $58,000 or 10.8% decline. This reduction was primarily the result of lower deposit account fee volume.

Index
Other fees and commissions increased to $290,000 in 2010 from $257,000 in 2009, an increase of $33,000 or 12.8% due primarily to increases in VISA check card income. Management expects this income category will decline after implementation of recent banking reform legislation, which is expected to have a negative impact on electronic banking fee income.

Mortgage banking income increased to $428,000 in 2010 from $361,000 in 2009, an improvement of $67,000 or 18.6%. This business slowed with the expiration of the home buyer tax credit and the overall slowdown in the real estate market, but historically low mortgage rates have fueled demand for refinanced mortgages from qualified borrowers.

Securities gains increased to $67,000 for 2010 from $1,000 in 2009. This change was related to the sale of approximately $1 million in mortgage backed pass-through securities, the aggregate total of 16 individual bonds.

Foreclosed real estate losses were $5,000 for 2010 compared to $0 in 2009.

Noninterest income for the nine month period ended September 30, 2010 increased to $5,929,000 compared to $5,106,000 for the 2009 period, an $823,000 or 16.1% increase. The biggest driver in this improvement was a $1.2 million other real estate write down, which negatively impacted the 2009 period.

Noninterest Expense

All comparisons discussed below are between the third quarter 2010 and the third quarter of 2009, unless otherwise noted.

Noninterest expense was $5,536,000 for 2010 compared to $5,598,000 for 2009, a $62,000 or 1.1% decrease. The major factors impacting that change are discussed below.

Salaries were $2,596,000 for 2010 compared to $2,471,000 for 2009, a $125,000 or 5.1% increase.  This is primarily the result of normal payroll increases and staffing changes.

Employee benefits were $564,000 for 2010 compared to $806,000 for 2009, a $242,000 or 30% decrease. This was due primarily to the change in the Company’s defined benefit plan to a cash balance plan, which was effective December 31, 2009, and reduced costs of other benefits.

The FDIC insurance assessment was $203,000 for 2010 compared to $203,000 for 2009, unchanged.

Noninterest expense in the nine months ended September 30, 2010 was $16,626,000 compared to $17,794,000 for the same period in 2009, for a decrease of $1,168,000 or 6.6%. This decrease was the result of the same factors discussed above for the quarter.

Income Taxes

The effective tax rate for the third quarter of 2010 was 26.6% compared to 28.5% for the third quarter of 2009.

The effective tax rate for the nine months ended September 30, 2010 was 27.1% compared to 26.3% for the same period of 2009.

The effective tax rate is lower than the statutory rate primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. However, in early 2009, the effective tax rate was also impacted by the $1.2 million valuation adjustment on certain foreclosed real estate.

Index
Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.  During the reported periods, inflation and interest rates have been very low for an extended period.

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

The available for sale securities portfolio was $209,434,000 at September 30, 2010 compared to $188,795,000 at December 31, 2009, a $20,639,000 or 10.9% increase.

The held to maturity securities portfolio decreased to $4,501,000 at September 30, 2010 from $6,529,000 at December 31, 2009, a $2,028,000 or 31.1% decline. As a practical matter, any new security purchase is classified as available for sale.

At September 30, 2010, the available for sale portfolio had an estimated fair value of $209,434,000 and an amortized cost of $202,165,000, resulting in a net unrealized gain of $7,269,000.

At the same dates, the held to maturity portfolio had an estimated fair value of $4,675,000 and an amortized cost of $4,501,000, resulting in a net unrealized gain of $174,000.

At September 30, 2010, mortgage-backed securities consist principally of obligations of U.S. Government sponsored enterprises.  CMOs (collateralized mortgage obligations) issued by non-U.S. Government sponsored enterprises, as of September 30, 2010, had an amortized cost of $1,849,000 and an estimated fair value of $1,644,000; resulting in an estimated net unrealized loss of $205,000. One of these bonds, with a $605,000 book value was downgraded in the first quarter by Standard and Poor’s to CCC status. After reviewing the security, management elected to take an OTTI charge of $31,000 against the bond. The current estimated market value of the security is $413,000, resulting in an estimated unrealized loss of $192,000.

Index

The current economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2009 and continuing into 2010. This slowdown has manifested itself on the Company’s balance sheet with a moderate reduction in the size of our loan portfolio, a slight increase in deposits and a substantial increase in our investment portfolio. The Company is cognizant of the historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Loans

  The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans, construction and land development loans, and home equity loans. Loans were $519,421,000 at September 30, 2010 compared to $527,991,000 at December 31, 2009, an $8,570,000 or 1.6% decrease. Management considers the decline in the loan portfolio primarily the result of the current economic climate and the overall slowdown in business activity and, secondarily, the Company’s deliberate decision to maintain a conservative risk profile in consideration of long term asset quality.

  Management considers it noteworthy that the rapid decline in loan balances experienced in 2009 and early 2010 appear to have ceased at the end of the first quarter 2010. Average loan balances have been fairly stable in the $520 million range for the past two quarters. Also, actual end of quarter loan balances have been up, albeit by very small amounts, for the past two quarters. Whether this indicates a bottoming out in the demand for new business credit or merely an intermission in the economic slowdown remains to be determined.

Allowance for Loan Losses, Asset Quality, and Credit Risk Management

The allowance for loan losses was $8,542,000 at September 30, 2010 compared to $8,166,000 at December 31, 2009.  At the same dates, the allowance was 1.64% of loans compared to 1.55%. These increases are directionally inconsistent with the change in the volume of the loan portfolio. However, management considers the size of the allowance appropriate because of continuing deterioration and negative trends in the local and regional economy, including unemployment, delinquency and foreclosure rates in Virginia and North Carolina. Management is also aware of an $841,000 or 11.9% increase in nonaccrual loan and foreclosures since year end 2010, as indicated by the chart at the end of this section.  Management is further aware of the possible financial impact of extended economic stress in our marketplace and has incorporated that into its qualitative assessment of the allowance for loan loss.

Annualized net charge-offs represented 0.02% of total loans during the third quarter of 2010 compared to 0.20% in the second quarter of 2010 and 0.12% in the third quarter of 2009.

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming assets include nonaccrual loans and foreclosed real estate.  Nonperforming assets represented 0.96% and 0.87% of total assets, respectively, at September 30, 2010 and December 31, 2009.  There were no troubled debt restructurings at September 30, 2010 and December 31, 2009.

Index

The following table summarizes nonperforming assets (in thousands):

	September 30,	December 31,
	2010	2009
Loans 90 days or more past due	$-	$-
Nonaccrual loans	3,910	3,642
Nonperforming loans	3,910	3,642
Foreclosed real estate	3,987	3,414
Nonperforming assets	$7,897	$7,056

Premises and equipment

Premises and equipment were $20,142,000 at September 30, 2010 compared to $19,195,000, at December 31, 2009, a $947,000 or 4.9% increase. Most of this increase was related to the new branch in South Boston, Virginia, which was completed and opened during the third quarter of 2010.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $625,630,000 at September 30, 2010 compared to $604,273,000 at December 31, 2009, a $21,357,000 or 3.5% increase. The growth in deposits is related to increased volumes of retail time deposits. Core deposit growth continues to be an ongoing strategic goal and challenge for the Company and the community banking industry in general.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $110,868,000 at September 30, 2010 compared to $106,389,000 at December 31, 2009, an increase of $4,479,000 or 4.2%.

The Company paid cash dividends of $0.23 per share during the third quarter of 2010 while the basic and diluted earnings per share for the same period were $0.36.  The Company paid cash dividends of $0.69 per share for the first nine months of 2010 while the basic and diluted earnings per share for the same period were $1.05.  The Company’s current capital position provided the Board of Directors with the strategic flexibility to pay a cash dividend relatively high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2010, the Company's Tier I and total capital ratios were 18.35% and 19.60%, respectively.  At December 31, 2009, these ratios were 17.56% and 18.82%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.79% and 12.81% at September 30, 2010 and December 31, 2009, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

Index
As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2010, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue Trust Preferred Securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	September 30, 2010	December 31, 2009

Commitments to extend credit	$133,059	$133,692
Standby letters of credit	2,033	2,624
Mortgage loan rate-lock commitments	10,974	2,054

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

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset/Liability Management Committee (“ALCO”) and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2010, principal obligations to the FHLB consisted of $8,525,000 in fixed-rate, long-term advances compared to $8,638,000 at December 31, 2009.  The Company also had a $20 million letter of credit outstanding at September 30, 2010 for the purpose of securing public deposits.  Letters of credit provide the Bank with an alternate source of collateral, other than its bond portfolio, for securing public entity deposits above FDIC insurance levels.

Index
The Company had fixed-rate term borrowing contracts with the FHLB as of September 30, 2010, with the following final maturities (in thousands):

Amount	Maturity Date
$4,000,000	March 2011
4,000,000	April 2011
525,000	March 2014
$8,525,000

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2010.

There have been no material changes to market risk as disclosed in the Company’s 2009 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of September 30 , 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 5, 2010	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 5, 2010	Chief Financial Officer

Index