Form 10-K
period 2010-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2011-03-11
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)
Virginia	54-1284688
(State of incorporation)	(I.R.S. Employer Identification No.)
628 Main Street, Danville, VA	24541
(Address of principal executive offices)	(Zip Code)
434-792-5111
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1 par value	NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010, based on the closing price, was $115,300,466.

The number of shares of the registrant’s common stock outstanding on March 10, 2011 was 6,153,337.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 17, 2011, are incorporated by reference in Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors,” “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.  The information required by Item 401 of regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

   The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Related Party Transactions” and “Election of Directors – Board Independence” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	Risks associated with legal, regulatory and operational aspects of the proposed merger with MidCarolina Financial Corporation.

ITEM 1 – BUSINESS

American National Bankshares Inc. is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984.  On September 1, 1984, American National Bankshares Inc. acquired all of the outstanding capital stock of American National Bank and Trust Company (“American National Bank”), a national banking association chartered in 1909 under the laws of the United States.  American National Bank and Trust Company is the only banking subsidiary of American National Bankshares Inc.  In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of American National Bankshares Inc., was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”).   In April 2006, the Company finalized the acquisition of Community First and acquired 100% of its preferred and common stock through a merger transaction.  Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.

The operations of the Company are conducted at eighteen banking offices and one loan production office serving Southern and Central Virginia and the northern portion of Central North Carolina.  American National Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-six ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

On December 16, 2010, American National Bankshares Inc. announced that it had entered into an Agreement and Plan of Reorganization, dated December 15, 2010 (the “Merger Agreement”), with MidCarolina Financial Corporation (“MidCarolina”), pursuant to which it will acquire MidCarolina in a business combination transaction (the “Merger”).  MidCarolina is headquartered in Burlington, North Carolina and the transaction will expand the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.  The Company expects that it will have approximately $1.4 billion in assets upon completion of the Merger.

        Pursuant to and subject to the terms of the Merger Agreement, as a result of the Merger, the holders of shares of MidCarolina common stock will receive 0.33 shares of American National Bankshares Inc. common stock for each share of MidCarolina common stock held immediately prior to the effective date of the Merger.  Each share of American National Bankshares Inc. common stock outstanding immediately prior to the Merger will continue to be outstanding after the Merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the Merger will be converted into an option to purchase shares of American National Bankshares Inc. common stock, adjusted for the 0.33 exchange ratio.  Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina will receive one share of a newly authorized noncumulative perpetual Series A preferred stock of American National Bankshares Inc. which will have terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the Merger to close in the second quarter of 2011. Following completion of the Merger, MidCarolina's subsidiary bank, MidCarolina Bank, will be merged into American National Bank.

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

Depository institutions, including American National Bank, are subject to extensive federal and state regulations that significantly affect their business and activities.  Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit deposit institutions from engaging in unsafe and unsound banking practices.  The standards relate generally to operations and management, asset quality, interest rate exposure, and capital.  The agencies are authorized to take action against institutions that fail to meet such standards.

As with other financial institutions, the earnings of American National Bank are affected by general economic conditions and by the monetary policies of the FRB.  The FRB exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings.  The policies of the FRB have a direct impact on loan and deposit growth and the interest rates charged and paid thereon.  They also impact the source and cost of funds and the rates of return on investments.  Changes in the FRB’s monetary policies have had a significant impact on the operating results of American National Bank and other financial institutions and are expected to continue to do so in the future; however, the exact impact of such conditions and policies upon the future business and earnings cannot accurately be predicted.

FDIC Insurance

   American National Bank pays deposit insurance assessments to the FDIC’s Deposit Insurance Fund (“DIF”) which are determined through a risk-based assessment system.  Deposit accounts are currently insured by the DIF generally up to a maximum of $250,000 per separately insured depositor

The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act will have a significant impact on financial institutions, with increased regulatory and compliance changes.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards and may, in fact, be higher when established by the agencies. The act requires the OCC to seek to make the capital requirements for national banks, like American National Bank, countercyclical.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

The requirements of the Dodd-Frank Act will significantly affect banks and other financial institutions. However, because much of these requirements will be phased in over time and will not become effective until federal agency rulemaking initiatives are completed, the Company cannot fully assess the impact of Dodd-Frank Act on the Company.  The Company does believe, however, that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

Capital Requirements

The Federal Reserve, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these federal bank regulatory agencies, American National Bankshares Inc. and American National Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%.  At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the American National Bankshares Inc. were 18.38% and 19.64%, respectively, as of December 31, 2010, thus exceeding the minimum requirements.  The Tier 1 and total capital to risk-weighted asset ratios of American National Bank were 16.79% and 17.88%, respectively, as of December 31, 2010, thus exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”).  These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion.  The Tier 1 leverage ratio of American National Bankshares Inc. as of December 31, 2010 was 12.74%, which is above the minimum requirements.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Dividends

American National Bankshares Inc.’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from American National Bank.  Statutory and regulatory limitations apply to American National Bank’s payment of dividends to American National Bankshares Inc. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

In November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (IOLTA), and NOW accounts with interest rates no higher than 0.50% until June 30, 2010 and 0.25% beginning July 1, 2010. Thus, under TAGP, all money in these accounts were fully insured by the FDIC regardless of dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless the Company elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the highest category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring insured institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Company prepaid an assessment of $2.9 million, which incorporated a uniform 3.00 basis point increase effective January 1, 2011 and assumed 5% annual deposit growth.

   In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

   The level of FDIC insurance premium assessments in 2008 for American National Bank and Trust Company was reduced by $273,000 though application of a one-time premium assessment credit that resulted from the provisions of the Federal Deposit Insurance Reform Act of 2005.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2010 and 2009, that the Company met the requirements for being classified as “well capitalized.”

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

Branching

National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. In addition, with prior regulatory approval, American National Bank is able to acquire existing banking operations in North Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. Virginia and North Carolina each adopted “opt in” legislation that allows interstate bank mergers, branch acquisitions and de novo branching across their respective borders.

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

Emergency Economic Stabilization Act of 2008

Deteriorating market conditions in 2008 led to the enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008.  The EESA authorized the Troubled Asset Relief Plan (“TARP”) with an objective to ease the downturn in the credit cycle.  The TARP provided up to $700 billion to the U.S. Department of the Treasury (“UST”) to buy mortgages and other troubled assets, to provide guarantees and to inject capital into financial institutions.  As part of the $700 billion TARP, a capital purchase program was established by UST which allowed it to purchase up to $250 billion of senior preferred shares issued by U.S. financial institutions.  The EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor (which has since been made permanent pursuant to the Dodd-Frank Act).

After considering the appropriateness of applying under UST’s capital purchase program under TARP, the Company elected not to participate.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities.  In particular, the Federal Reserve regulates money and credit conditions and interest rates to influence general economic conditions.  These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits.  Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.  As a result, the Company is unable to predict the effects of possible changes in monetary policies upon its future operating results.

Employees

At December 31, 2010, the Company employed 242 full-time equivalent persons.  The relationship with employees is considered to be good.

Internet Access to Company Documents

The Company provides access to its Securities and Exchange Commission (the “SEC”) filings through a link on the Investor Relations page of the Company’s website at www.amnb.com.  Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company’s website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Executive Officers of the Registrant

The following lists, as of December 31, 2010, the named executive officers of the registrant, their ages, and their positions.

Name	Age	Position

Charles H. Majors	65
President and Chief Executive Officer of American National Bankshares Inc.; Chairman and Chief Executive Officer of American National Bank and Trust Company since June 2010; prior thereto, President of American National Bank and Trust Company.

Jeffrey V. Haley	50
Executive Vice President of American National Bankshares Inc. since June 2010; prior thereto, Senior Vice President of American National Bankshares Inc. since July 2008; President of American National Bank and Trust Company since June 2010; prior thereto, Executive Vice President of American National Bank and Trust Company, as well as President of Trust and Financial Services since July 2008; prior thereto, Executive Vice President and Chief Operating Officer of American National Bank and Trust Company since November 2005.

William W. Traynham	55
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

R. Helm Dobbins	59	Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Credit Officer of American National Bank and Trust Company since November 2005.
S. Cabell Dudley, Jr.	65
Senior Vice President of American National Bankshares Inc. since December 2008; Executive Vice President and Chief Lending Officer of American National Bank and Trust Company since July 2008; prior thereto, Senior Vice President and Commercial Relationship Manager since March 2006.

Dabney T. P. Gilliam, Jr.	56
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

Risks Related to the Company’s Business

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

Increased competition may result in reduced business for the Company.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including without limitation, savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

The Company’s business is directly impacted by economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company’s control.  A deterioration in economic conditions, whether caused by global, national or local concerns, especially within the Company’s market area, could result in the following potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

Trust division income is a major source of non-interest income for the Company.  Trust and Investment Services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation.  When general economic conditions deteriorate, securities markets generally decline in value, and the Company’s Trust and Investment Service revenues are negatively impacted as asset values and trading volumes decrease.

A continued downturn in the real estate market could materially and negatively affect the Company’s business.

A continued downturn in the real estate market could negatively affect the Company’s business because significant portions of its loans are secured by real estate. The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

Substantially all of the Company’s real property collateral is located in its market area.  If there is a continued decline in real estate values, especially in our market area, the collateral for loans would provide significantly less security.  Real estate values could be affected by, among other things, a continued economic slowdown and an increase in interest rates.

The Company’s credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company takes credit risk by virtue of making loans and extending loan commitments and letters of credit.  The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended.  The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations.  The Company’s credit administration function employs risk management techniques to help ensure that problem loans and leases are promptly identified.  While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, and have proven to be reasonably effective to date, there can be no assurance that such measures will be effective in avoiding future undue credit risk.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate.  Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made.  If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able recover the outstanding balance of the loan.

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

The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide assurance that it will not significantly increase the allowance for loan losses, which could materially and adversely affect earnings.

The Company is subject to extensive regulation which could adversely affect its business.

The Company’s operations as a publicly traded corporation and an insured depository institution are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations.  Because the Company’s business is highly regulated, the laws, rules, and regulations applicable to it are subject to frequent and sometimes extensive change. For instance, the recently enacted Dodd-Frank Act financial reform legislation will likely (i) make regulatory compliance much more difficult and expensive, (ii) restrict the ability to originate, broker or sell loans, or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest, or other charges earned on loans originated by the Company, and (iv) otherwise adversely affect the Company’s business or prospects for business. Any future changes in the laws, rules or regulations applicable to the Company may negatively affect the Company’s business and results of operations.

Increases in FDIC insurance premiums may adversely affect the Company’s earnings.

During 2009 and 2010, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the Depository Insurance Fund.  In addition, the FDIC instituted two temporary programs, now permanent, to further insure customer deposits at FDIC insured banks: deposit accounts are insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are currently fully insured (unlimited coverage).  These programs have placed additional stress on the DIF.

In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of insured institutions and in 2009 required banks to prepay three years’ worth of premiums to replenish the DIF.

The FDIC’s new assessment calculation redefines the deposit insurance assessment base as average consolidated total assets less average tangible equity plus adjustments for unsecured debt, brokered deposits, other debt and secured liability adjustments.  If the plan to restore the DIF to required levels falls short or additional losses in the future due to bank failures further deplete the DIF, there can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

The primary source of the Company’s income from which it pays cash dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Company is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the subsidiary bank and other factors, that the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice.  In the event American National Bank was unable to pay dividends to American National Bankshares Inc., or be limited in the payment of such dividends, the holding company would likely have to reduce or stop paying common stock dividends.  The Company’s reduction, limitation or failure to pay such dividends on its common stock could have a material adverse effect on the market price of the common stock.

A limited trading market exists for the Company’s common stock which could lead to price volatility.

The Company’s common stock is listed on the NASDAQ Global Select Market, but the historical trading volume has generally been modest. The limited trading market for the common stock may cause fluctuations in the stock’s market value to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market.  In addition, even if a more active market in the Company’s common stock develops, management cannot ensure that such a market will continue or that shareholders will be able to sell their shares.

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

The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.

Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  Although the Company currently has no definitive plans for additional offices, other than in connection with the MidCarolina merger, its business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices) and to expand into new markets as appropriate opportunities arise. Continued growth in the Company’s earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company’s capital ratios. If the Company’s capital ratios fell below “well capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company’s operating results.

Management of the Company believes that its current and projected capital position is sufficient to maintain capital ratios significantly in excess of regulatory requirements for the next several years and allow the Company flexibility in the timing of any possible future efforts to raise additional capital.   However, if, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, the Company’s financial performance and condition, and other factors, many of which are outside its control.  There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all.  Any future inability to raise additional capital on terms acceptable to the Company may have a material adverse effect on its ability to expand operations, and on its financial condition, results of operations and future prospects.

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

Risks Related to the Pending Merger with MidCarolina

The Company’s ability to complete the MidCarolina merger is subject to shareholder approvals, certain closing conditions and the receipt of approvals from government agencies.

The Merger Agreement contains certain closing conditions including approval of the Merger Agreement by MidCarolina’s shareholders, approval of the issuance of the Company’s common stock to MidCarolina shareholders by American’s shareholders, the absence of injunctions or other legal restrictions and generally that no material adverse change shall have occurred to either company. In addition, we will be unable to complete the Merger until we receive approvals from the Federal Reserve, the Virginia State Corporation Commission and the North Carolina Commissioner of Banks.  Regulatory entities may impose certain requirements or obligations as conditions for their approval. The Company can provide no assurance that it or MidCarolina will satisfy the various closing conditions and obtain the necessary approvals or that any required conditions will not materially adversely affect the Company following the Merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Merger. Failure to complete the Merger could negatively impact us.

The Merger may distract management of the Company from its other responsibilities.

The Merger could cause members of the Company’s management group to focus their time and energies on matters related to the transaction that otherwise would be directed to the Company’s business and operations.  Any such distraction on the part of management, if significant, could affect the Company’s ability to service existing business and develop new business and adversely affect the business and earnings of the Company before the Merger, or the business and earnings of the Company after the Merger.

If the Company and MidCarolina do not successfully integrate, the combined company may not realize the expected benefits from the Merger.

Integration in connection with a merger is sometimes difficult, and there is a risk that integrating the Company and MidCarolina may take more time and resources than the Company expects.  The Company’s ability to integrate MidCarolina and its future success depend in large part on the ability of members of its Board of Directors and executive officers to work together effectively.  After the Merger, the Company’s Board of Directors and executive management will include certain former directors and an officer of MidCarolina.  Disagreements among board members and executive management could arise in connection with integration issues, strategic considerations and other matters.  As a result, there is a risk that the Company’s Board of Directors and executive management may not be able to operate effectively, which would affect adversely the Company’s ability to integrate the operations of the Company and MidCarolina successfully and the Company’s future operating results.

Combining the Company and MidCarolina may be more difficult, costly or time-consuming than the Company expects.

The Company and MidCarolina have operated, and, until the completion of the Merger, will continue to operate, independently.  The integration process in connection with the Merger could result in the loss of key employees, the disruption of each party’s ongoing business, inconsistencies in standards, controls, procedures and policies that affect adversely either party’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the Merger.  As with any merger of financial institutions, there also may be disruptions that cause the Company and MidCarolina to lose customers or cause customers to withdraw their deposits from MidCarolina or the Company, or other unintended consequences that could have a material adverse effect on the Company’s results of operations or financial condition after the Merger.

The Company may not be able to effectively integrate the operations of MidCarolina Bank and American National Bank.

The future operating performance of the Company will depend, in part, on the success of the merger of MidCarolina Bank and American National Bank. The success of the merger of the banks will, in turn, depend on a number of factors, including: the Company’s ability to (i) integrate the operations and branches of MidCarolina Bank and American National Bank; (ii) retain the deposits and customers of MidCarolina Bank and American National Bank; (iii) control the incremental increase in noninterest expense arising from the merger in a manner that enables the combined bank to improve its overall operating efficiencies; and (iv) retain and integrate the appropriate personnel of MidCarolina Bank into the operations of American National Bank, as well as reducing overlapping bank personnel. The integration of MidCarolina Bank and American National Bank following the merger will require the dedication of the time and resources of the banks’ management, and may temporarily distract managements’ attention from the day-to-day business of the banks.  If American National Bank is unable to successfully integrate MidCarolina Bank, American National Bank may not be able to realize expected operating efficiencies and eliminate redundant costs, which would have an adverse effect on the Company.

ITEM 2 – PROPERTIES

As of December 31, 2010, the Company maintained eighteen banking offices located in Danville, Pittsylvania County, Martinsville, Henry County, Halifax County, Lynchburg, Bedford County, Campbell County, and Nelson County in Virginia and Caswell County in North Carolina.  The Company also operates one loan production office.

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

The Company owns eleven other retail offices and two closed offices, for a total of fifteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates twenty-six Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases five of the retail office locations and two storage warehouses.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2010, the Company had 1,597 shareholders of record.  The following table presents the high and low sales prices for the Company’s common stock and dividends declared for the past two years.

Market Price of the Company's Common Stock

	Sales Price		Dividends
2010	High	Low	Per Share
1st quarter	$22.51	$17.04	$0.23
2nd quarter	23.00	18.11	0.23
3rd quarter	22.30	18.00	0.23
4th quarter	24.42	21.32	0.23
			$0.92

	Sales Price		Dividends
2009	High	Low	Per Share
1st quarter	$17.95	$14.25	$0.23
2nd quarter	22.00	14.99	0.23
3rd quarter	23.50	19.10	0.23
4th quarter	22.84	19.01	0.23
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

Stock Options

Stock options become vested and exercisable in the manner specified by the committee.  Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.  As of December 31, 2010, options for 103,999 shares remain exercisable under the 1997 Option Plan and options for 42,250 shares are vested and exercisable under the 2008 Plan.  There were 6,000 stock options awarded in 2009 and none in 2010. The options granted in 2009 vest one third each year at December 31, 2009, 2010, and 2011.

The December 31, 2010 position of the Company’s equity investment compensation plan is summarized below:

	December 31, 2010
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans

Equity compensation plans approved by shareholders	159,499	$21.41	441,000
Equity compensation plans not approved by shareholders	-	-	-
Total	159,499	$21.41	441,000

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

The Company made its first restricted grant to executive officers in the first quarter 2010. These grants cliff vest over a 24-month period. On January 19, 2010, the Company issued 8,712 shares of restricted stock to its six executive officers and three regional executives.

Nonvested restricted stock for the twelve months ended December 31, 2010 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	-	-
Granted	8,712	$21.36
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2010	8,712	$21.36

As of December 31, 2010, there was $93,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 months.

Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. Eight of twelve directors elected to receive stock in lieu of cash for their retainer fees. Only outside directors receive board fees. The Company issued 5,784 shares and recognized share based compensation expense of $120,000 during the year ended December 31, 2010.

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2010.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2005.  The indexes are the NASDAQ Composite Index; the SNL Bank $500 Million-$1Billlion Index, which includes bank holding companies with assets of $500 million to $1 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
Index Value
150
125
100
75
50
25
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $500M-$1B

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
American National Bankshares Inc.	$100.00	$104.09	$92.93	$83.29	$112.77	$126.70
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72

Russell 2000

The Company was added to the Russell 3000 Index and the Russell 2000 Index on June 29, 2009 when Russell Investments reconstituted its comprehensive set of U. S. and Global equity indexes. The Russell indexes are widely used by investment managers as index funds and performance benchmarks for investment strategies. The indexes are reconstituted annually and are comprised of the 3,000 largest U. S. stocks by market capitalization. The largest 1,000 companies comprise the Russell 1000 and the next 2,000 companies comprise the Russell 2000.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information)	December 31,
	2010	2009	2008	2007	2006
Results of Operations:
Interest income	$35,933	$38,061	$42,872	$48,597	$45,070
Interest expense	8,719	10,789	15,839	19,370	16,661
Net interest income	27,214	27,272	27,033	29,227	28,409
Provision for loan losses	1,490	1,662	1,620	403	58
Noninterest income	8,531	7,043	7,913	8,822	8,458
Noninterest expense	22,796	23,318	22,124	21,326	20,264
Income before income tax provision	11,459	9,335	11,202	16,320	16,545
Income tax provision	3,181	2,525	3,181	4,876	5,119
Net income	$8,278	$6,810	$8,021	$11,444	$11,426

Financial Condition:
Assets	$833,664	$808,973	$789,184	$772,288	$777,720
Loans, net of unearned income	520,781	527,991	571,110	551,391	542,228
Securities	235,691	199,686	140,816	157,149	162,621
Deposits	640,098	604,273	589,138	581,221	608,528
Shareholders' equity	108,087	106,389	102,300	101,511	94,992
Shareholders' equity, tangible	84,299	82,223	77,757	76,591	69,695

Per Share Information:
Earnings per share, basic	$1.35	$1.12	$1.32	$1.86	$1.91
Earnings per share, diluted	1.35	1.12	1.31	1.86	1.90
Cash dividends paid	0.92	0.92	0.92	0.91	0.87
Book value	17.64	17.41	16.81	16.59	15.42
Book value, tangible	13.76	13.46	12.78	12.52	11.31

Weighted average shares outstanding, basic	6,123,870	6,097,810	6,096,649	6,139,095	5,986,262
Weighted average shares outstanding, diluted	6,131,650	6,102,895	6,105,154	6,161,825	6,020,071

Selected Ratios:
Return on average assets	1.00%	0.84%	1.02%	1.48%	1.51%
Return on average equity (1)	7.59%	6.57%	7.79%	11.69%	12.72%
Return on average tangible equity (2)	10.05%	8.94%	10.60%	16.09%	16.60%
Dividend payout ratio	68.08%	82.40%	69.89%	48.82%	45.58%
Efficiency ratio (3)	61.53%	63.46%	60.83%	54.44%	53.63%
Net interest margin	3.78%	3.81%	3.87%	4.24%	4.20%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.62%	1.55%	1.37%	1.34%	1.34%
Allowance for loan losses to period end
non-performing loans	324.22%	224.22%	275.01%	280.22%	212.09%
Non-performing assets to total assets	0.76%	0.87%	0.91%	0.42%	0.45%
Net charge-offs to average loans	0.24%	0.24%	0.21%	0.05%	0.10%

Capital Ratios:
Total risk-based capital ratio	19.64%	18.82%	17.92%	18.28%	17.45%
Tier 1 risk-based capital ratio	18.38%	17.56%	16.67%	17.03%	16.18%
Tier 1 leverage ratio	12.74%	12.81%	13.04%	12.98%	12.15%
Equity to assets ratio (4)	10.41%	10.48%	10.17%	10.25%	9.26%

(1) Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2) Return on average tangible common equity is calculated by dividing net income available to common shareholders less amortization of intangibles by average common equity less average intangibles.

(3) The efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income plus noninterest income.

(4) Equity to assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

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

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with eighteen banking offices and one loan production office.

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through twenty-six ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Additional information is available on the Company’s website at www.amnb.com.  The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.  The shares of American National Bankshares Inc. common stock are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

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

Net interest income on a taxable equivalent basis increased $286,000 or 1.0% in 2010 from 2009, following a $313,000 or 1.1% increase in 2009 from 2008.  The increase in net interest income in 2010 was primarily due to a 0.38% reduction in interest rates paid on deposits which was partially offset by 0.18% decrease in the yield on loans and a higher volume of securities.  The increase in net interest income in 2009 was primarily due to a 0.88% reduction in interest rates paid on deposits.  The net interest margin was 3.78% for 2010, 3.81% for 2009, and 3.87% for 2008. During 2008, the Federal Open Market Committee of the FRB reduced the intended federal funds rate seven times from 4.25% to 0.25%, where it has remained for 2009 and 2010. This historically low rate environment has had a significant effect on the Company’s net interest margin.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2010	2009	2008	2010	2009	2008	2010	2009	2008
Loans:
Commercial	$77,382	$88,551	$91,117	$3,694	$4,213	$5,515	4.77%	4.76%	6.05%
Real estate	440,318	463,093	467,508	24,045	26,294	29,712	5.46	5.68	6.36
Consumer	6,774	7,623	8,774	541	659	795	7.99	8.64	9.06
Total loans	524,474	559,267	567,399	28,280	31,166	36,022	5.39	5.57	6.35

Securities:
Federal agencies and GSE	59,960	52,694	45,660	1,917	2,139	2,215	3.20	4.06	4.85
Mortgage-backed and CMOs	50,178	40,363	47,997	1,957	2,100	2,433	3.90	5.20	5.07
State and municipal	86,439	52,687	45,573	4,478	2,972	2,505	5.18	5.64	5.50
Other	6,719	7,493	6,141	240	261	277	3.57	3.48	4.51
Total securities	203,296	153,237	145,371	8,592	7,472	7,430	4.23	4.88	5.11

Deposits in other banks	27,063	28,804	9,239	360	378	301	1.33	1.31	3.26

Total interest earning assets	754,833	741,308	722,009	37,232	39,016	43,753	4.93	5.26	6.06

Nonearning assets	72,589	68,832	63,859

Total assets	$827,422	$810,140	$785,868

Deposits:
Demand	$94,236	$98,576	$109,492	76	290	803	0.08	0.29	0.73
Money market	73,358	72,918	53,659	371	527	1,011	0.51	0.72	1.88
Savings	63,484	62,219	61,620	88	148	331	0.14	0.24	0.54
Time	291,536	273,301	258,773	6,173	7,434	10,135	2.12	2.72	3.92
Total deposits	522,614	507,014	483,544	6,708	8,399	12,280	1.28	1.66	2.54

Customer repurchase
agreements	59,270	63,115	52,264	382	670	1,377	0.64	1.06	2.63
Other short-term borrowings	87	1,037	9,818	-	5	252	0.42	0.48	2.57
Long-term borrowings	29,192	30,849	34,235	1,629	1,715	1,930	5.58	5.56	5.64
Total interest bearing
liabilities	611,163	602,015	579,861	8,719	10,789	15,839	1.43	1.79	2.73

Noninterest bearing
demand deposits	103,208	99,686	98,157
Other liabilities	3,991	4,814	4,933
Shareholders' equity	109,060	103,625	102,917
Total liabilities and
shareholders' equity	$827,422	$810,140	$785,868

Interest rate spread							3.50%	3.47%	3.33%
Net interest margin							3.78%	3.81%	3.87%

Net interest income (taxable equivalent basis)				28,513	28,227	27,914
Less: Taxable equivalent adjustment				1,299	955	881
Net interest income				$27,214	$27,272	$27,033

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

Table 2 - Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2010 vs. 2009			2009 vs. 2008
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(519)	$14	$(533)	$(1,302)	$(1,151)	$(151)
Real estate	(2,249)	(984)	(1,265)	(3,418)	(3,140)	(278)
Consumer	(118)	(48)	(70)	(136)	(35)	(101)
Total loans	(2,886)	(1,018)	(1,868)	(4,856)	(4,326)	(530)
Securities:
Federal agencies and GSE	(222)	(492)	270	(76)	(390)	314
Mortgage-backed and CMO's	(143)	(591)	448	(333)	63	(396)
State and municipal	1,506	(260)	1,766	467	67	400
Other securities	(21)	7	(28)	(16)	(70)	54
Total securities	1,120	(1,336)	2,456	42	(330)	372
Deposits in other banks	(18)	5	(23)	77	(263)	340
Total interest income	(1,784)	(2,349)	565	(4,737)	(4,919)	182

Interest expense
Deposits:
Demand	(214)	(202)	(12)	(513)	(440)	(73)
Money market	(156)	(159)	3	(484)	(765)	281
Savings	(60)	(63)	3	(183)	(186)	3
Time	(1,261)	(1,732)	471	(2,701)	(3,243)	542
Total deposits	(1,691)	(2,156)	465	(3,881)	(4,634)	753
Customer repurchase agreements	(288)	(249)	(39)	(707)	(949)	242
Other borrowings	(91)	53	(144)	(462)	181	(643)
Total interest expense	(2,070)	(2,352)	282	(5,050)	(5,402)	352
Net interest income	$286	$3	$283	$313	$483	$(170)

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities and net gains or losses related to foreclosed real estate.

2010 compared to 2009

Noninterest income was $8,531,000 in 2010 compared to $7,043,000 in 2009, an increase of $1,488,000 or 21.1%.

Fees from the management of trusts, estates, and asset management accounts were $3,391,000 in 2010 compared to $3,153,000 in 2009, a $238,000 or 7.5% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts were $1,897,000 in 2010 compared to $2,085,000 in 2009, an $188,000 or 9.0% decrease. The reduction was primarily the result of lower non-sufficient funds and overdraft fee volume.

Other fees and commissions were $1,163,000 in 2010 compared to $1,014,000 in 2009, a $149,000 or 14.7% increase, due primarily to increases in VISA check card income.  However, management expects this income category will decline substantially after implementation of certain provisions of the recent Dodd-Frank Act banking reform legislation, which is expected to have a negative impact on electronic banking fee income for the industry.

Mortgage banking income was $1,560,000 in 2010 compared to $1,605,000 in 2009, a $45,000 or 2.8% decline.  While revenue was impacted with the expiration of the Federal homebuyer tax credit in September 2010 and the overall continuing slowdown in the real estate market during the year, historically low mortgage rates have fueled continuing demand for refinanced mortgages from credit qualified borrowers.

Securities gains were $126,000 in 2010 compared to $3,000 in 2009.  This increase was related to the sale of sixteen mortgage-backed pass-through securities totaling $1,000,000 and seven New Jersey municipal bonds totaling $2,500,000. The mortgage pass-through sale was an effort to remove relatively low balance bonds with uncertain, multi-year cash flow characteristics. The New Jersey bond sale was a result of management’s action to concern about the ability of local voters in that state to restrict tax levies and the possible impact on bond holders of such restrictions.

Net losses on foreclosed real estate were $583,000 in 2010 compared to $1,475,000 in 2009, an $892,000 or 60.5% improvement. Approximately $1,200,000 of the 2009 amount was associated with real estate write downs on one commercial real estate acquisition and development loan in North Carolina.

Other noninterest income was $977,000 in 2010 compared to $658,000 in 2009, a $319,000 or 48.5% increase.  This increase was primarily due to the sale of bank owned property that had been held for future expansion. The transaction generated a net gain on sale of $450,000.

2009 compared to 2008

Noninterest income was $7,043,000 in 2009 compared to $7,913,000 in 2008, an $870,000 or 11% decrease.

Fees from the management of trusts, estates, and asset management accounts were $3,153,000 in 2009 compared to $3,467,000 in 2008, a $314,000 or 9.1% decrease.  The decrease was primarily a result of a decline in the equity markets, which had a negative impact on revenue.

Service charges on deposit accounts were $2,085,000 in 2009 compared to $2,324,000 in 2008, a $239,000 or 10.3% decrease  The reduction was primarily the result of lower non-sufficient and overdraft fee volume.

Other fees and commissions were $1,014,000 in 2009 compared to $857,000 in 2008, a $157,000 or 18.3% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $1,605,000 in 2009 compared to $788,000 in 2008, an $817,000 or 103.7% increase.  This revenue was fueled by a combination of low mortgage interest rates and the Federal homebuyer’s tax credit.

Securities gains were $3,000 in 2009 compared to $450,000 in losses in 2008.  The 2008 losses were mostly related to losses associated with preferred stock from the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”).

Net losses on foreclosed real estate were $1,475,000 in 2009 compared to $89,000 in 2008, a $1,386,000 unfavorable change. Approximately $1,200,000 of the 2009 amount was associated with real estate write downs on one commercial real estate acquisition and development loan in North Carolina.

Other noninterest income was $658,000 in 2009 compared to $1,016,000 in 2008, a $358,000 or 54.4% decrease.  Most of this change related to one time income recorded in 2008 and insurance revenue declines in 2009.

Noninterest Expense

2010 compared to 2009

Noninterest expense was $22,796,000 in 2010 compared to $23,318,000 in 2009, a decrease of $522,000 or 2.2%.

Salaries were $10,063,000 in 2010 compared to $10,048,000 in 2009, an increase of $15,000 or 0.01%.  Decreases in salaries and commission expense basically offset increases in incentive compensation.

Employee benefits were $2,442,000 in 2010 compared to $3,201,000, a decrease of $759,000 or 23.7%.  This was due primarily to the change in the Company’s defined benefit plan to a cash balance plan, which was effective December 31, 2009, which reduced pension costs by $719,000.

Occupancy and equipment expense were $2,936,000 for 2010, compared to $2,927,000 for 2009, virtually unchanged.

FDIC insurance assessment was $795,000 in 2010 compared to $1,186,000 in 2009, a decrease of $391,000 or 33.0%.  This decrease is directly related to a second quarter 2009 special FDIC insurance assessment of $362,000. There was no special assessment levied in 2010.

Other noninterest expense was $5,512,000 in 2010 compared to $4,937,000 in 2009, an increase of $575,000 or 11.6%.  This increase is primarily due to $357,000 in expenses related to the pending merger with MidCarolina Financial Corporation, discussed more fully on page 80.

2009 compared to 2008

 Noninterest expense was $23,318,000 in 2009 compared to $22,124,000 in 2008, an increase of $1,194,000 or 5.4%. FDIC insurance expense accounted for $1,006,000 or 84.3% of this increase.

Salary expense was $10,048,000 in 2009, compared to $9,792,000 in 2008, an increase of $256,000 or 2.6%. This increase resulted from normal salary increases, increased incentive payments, and increased commission payments related to the higher volume of secondary market mortgage loans sold. It was mitigated by a mid-year reduction in force that impacted less than five percent of the Company’s employees.

Benefits expense was $3,201,000 for 2009, compared to $3,001,000 in 2008, an increase of $200,000 or 6.7%. This increase resulted primarily from an increase in costs associated with the Company’s defined benefit program. At year-end 2009, the Company converted its existing defined benefit program to a cash balance program.

Occupancy and equipment expense was $2,927,000 for 2009, compared to $2,788,000 for 2008, an increase of $139,000 or 5.0%.This increase resulted primarily from an increase in depreciation and premises expense related to the mid-year opening of a newly constructed branch in Martinsville.

FDIC insurance was $1,186,000 for 2009, compared to $180,000 for 2008, an increase of $1,006,000 or 558.9%. The increase resulted from the aggregate impact of premium increases driven by overall market conditions, the expiration of premium credits in 2008, and the imposition of a special assessment in the second quarter of 2009 of approximately $362,000. In December 2009, the Company paid, at the mandate of the FDIC, an estimated three-year deposit premium of $2,900,000 million which will be amortized to expense over the upcoming three fiscal years.

Income Taxes

Income taxes on 2010 earnings amounted to $3,181,000, resulting in an effective tax rate of 27.8%, compared to 27.0% in 2009 and 28.4% in 2008.  The Company was subject to a statutory, blended, Federal tax rate of 34.0% in 2010, 34.0% in 2009, and 34.0% in 2008.  The major difference between the statutory rate and the effective rate results from income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2010 is asset sensitive.

The interest rate sensitivity position at December 31, 2010 is illustrated in the following table.  The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.

Table 3 - Interest Rate Sensitivity Gap Analysis
December 31, 2010
(dollars in thousands)

	Within		> 1 Year		> 3 Year
	1 Year		to 3 Years		to 5 Years		> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$8,967		$-		$-		$-	$8,967
Securities	27,631		24,540		22,163		161,357	235,691
Loans (1)	315,967		85,351		87,373		35,225	523,916
Total interest
sensitive assets	352,565		109,891		109,536		196,582	768,574

Interest sensitive liabilities:
Checking and savings deposits	152,534		-		-		-	152,534
Money market deposits	59,891		-		-		-	59,891
Time deposits	233,042		73,511		15,880		-	322,433
Customer repurchase agreements	47,084		-		-		-	47,084
Federal Home Loan Bank advances	14,110		488		-		-	14,598
Trust preferred capital notes	20,619		-		-		-	20,619
Total interest
sensitive liabilities	527,280		73,999		15,880		-	617,159

Interest sensitivity gap	$(174,715)		$35,892		$93,656		$196,582	$151,415

Cumulative interest sensitivity gap	$(174,715)		$(138,823)		$(45,167)		$151,415

Percentage cumulative gap
to total interest sensitive assets	(22.7	) %	(18.1	) %	(5.9	) %	19.7%

(1) Loans include loans held for sale and are net of unearned income.

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2010, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Table 4 - Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2010
Change in	Changes in
Interest	Net interest Income (1)
Rates	Amount	Percent

Up 4.0%	$7,181	27.3%
Up 3.0%	5,577	21.2
Up 2.0%	3,165	12.0
Up 1.0%	1,549	5.9
No change	-	-

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  Borrowings under the line were $14,598,000 (of which $6,110,000 was overnight borrowings) at December 31, 2010 and $8,638,000 at December 31, 2009.  In addition, the Company had outstanding against this line $20,000,000 in FHLB letters of credit used to provide collateral for public deposits in Virginia.

The Company had fixed-rate term borrowing contracts with the FHLB as of December 31, 2010, with the following final maturities:

Amount	Expiration Date
$8,000,000	2011
488,000	2014

The Company has federal funds lines of credit established with two other banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no balances outstanding under these facilities at December 31, 2010 or 2009.

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

Table 5 - Securities Portfolio
(in thousands, except yields)

	December 31,
	2010		2009		2008

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$25,256	2.99%	$32,498	1.76%	$8,240	4.58%
1 to 5 years	16,960	1.84	42,404	3.13	29,719	4.95
5 to 10 years	15,076	2.92	6,377	4.58	5,372	5.15
Total	57,292	2.63	81,279	2.70	43,331	4.91

Mortgage-backed:
Within 1 year	187	4.11	393	3.66	746	3.91
1 to 5 years	1,680	4.91	4,081	4.89	3,435	4.95
5 to 10 years	19,563	4.56	14,014	4.97	12,730	4.81
Over 10 years	40,698	2.93	23,076	4.78	28,482	5.08
Total	62,128	3.50	41,564	4.84	45,393	4.97

State and Municipal:
Within 1 year	1,982	5.11	5,958	4.95	4,549	5.04
1 to 5 years	25,212	3.73	18,449	5.06	23,127	4.99
5 to 10 years	49,108	4.70	22,794	5.23	9,302	5.99
Over 10 years	31,969	5.09	17,164	5.61	6,615	6.19
Total	108,271	4.60	64,365	5.26	43,593	5.39

Other Securities:
Within 1 year	-	-	2,003	4.23	1,485	3.32
1 to 5 years	1,974	6.28	1,959	6.28	-	-
Total	1,974	6.28	3,962	5.24	1,485	3.32

Total portfolio	$229,665	3.82%	$191,170	4.08%	$133,802	5.07%

The current economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2009 and continuing into 2010. This slowdown has manifested itself on the Company’s balance sheet with a moderate reduction in the size of the loan portfolio, a slight increase in deposits and a substantial increase in the investment portfolio. The Company is cognizant of the historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans decreased $34,793,000, or 6.2% from 2009 to 2010.  Average loans increased $8,132,000, or 1.4%, from 2008 to 2009.

At December 31, 2010, total loans were $520,781,000, a decrease of $7,210,000 or 1.4% from the prior year.  The decrease resulted mostly from economic conditions and business and consumer deleveraging. However, this decrease in loans was much less than the decrease of $43,119,000 or 7.6% during 2009.

Loans held for sale totaled $3,135,000 at December 31, 2010, and $2,490,000 at December 31, 2009.

   Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following chart presents the Company’s portfolio for the past five years by major divisions.

Table 6 - Loans

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Real estate:
Construction and land development	$37,168	$40,371	$63,361	$69,803	$69,404
Commercial real estate	210,393	208,066	207,160	198,332	186,639
Residential real estate	119,398	121,639	136,480	133,899	131,126
Home equity	61,064	64,678	57,170	48,313	52,531
Total real estate	428,023	434,754	464,171	450,347	439,700

Commercial and industrial	85,051	86,312	98,546	91,028	91,511
Consumer	7,707	6,925	8,393	10,016	11,017

Total loans	$520,781	$527,991	$571,110	$551,391	$542,228

The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Table 7 - Loans by Geographic Region

	December 31, 2010
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2009

Danville region	$188,466	36.2%	(5.6	) %
Central region	151,693	29.1	3.2
Southside region	110,718	21.3	(6.9)
Eastern region	69,904	13.4	12.0

Total loans	$520,781	100.0%

The Danville region consists of offices in Danville and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson.  The Southside region consists of offices in Martinsville, Henry County and Greensboro, North Carolina.  The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2010 or 2009, loans to lessors of nonresidential buildings represented 13.4% of total loans at December 31, 2010 and 13.9% at December 31, 2009; the lessees and lessors are engaged in a variety of industries.

The following table presents the maturity schedule of selected loan types.

Table 8 - Maturities of Selected Loan Types
December 31, 2010

	Commercial
	and	Real Estate
(in thousands)	Industrial (1)	Construction	Total

1 year or less	$24,349	$16,300	$40,649
1 to 5 years (2)	49,878	17,489	67,367
After 5 years (2)	10,824	3,379	14,203
Total	$85,051	$37,168	$122,219

(1) includes agricultural loans.
(2) Of the loans due after one year, $78,306 have predetermined interest rates and $3,264 have floating or adjustable interest rates.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The Company uses certain practices to manage its credit risk.  These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by the Loan Review department, which operates independently of loan production, (f) regular meetings of the Credit Committee to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (g) regular meetings of the Asset Quality Committee which reviews the status of individual loans.

Risk grades are assigned as part of the origination process. From time to time risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company’s Credit Committee, Audit Committee, and Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance, factors which are considered include, but are not limited to,  historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, and national, regional and local economic conditions and trends.

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates. The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  Allowance calculations for consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

No single statistic, formula, or measurement determines the adequacy of the allowance.  Management makes subjective and complex judgments about matters that are inherently uncertain, and different amounts would be reported under different conditions or using different assumptions.  For analytical purposes, management allocates a portion of the allowance to specific loan categories and specific loans.  However, the entire allowance is used to absorb credit losses inherent in the loan portfolio, including identified and unidentified losses.

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period.  Furthermore, management cannot provide assurance that in any particular period the Company will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends, and ongoing internal and external examination processes.  The allowance is also subject to regular regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

For the years ended December 31, 2010, 2009, and 2008, the allowance for loan losses was $8,420,000, $8,166,000, and $7,824,000, respectively.  The allowance for loan losses as a percentage of loans at each of those dates was 1.62%, 1.55%, and 1.37%, respectively.  The allowance for loan losses increased during 2010 by 3.1% and during the same period the loan portfolio contracted by 1.4%. Even though these indicators are directionally inconsistent, management believes that the growth of the allowance is appropriate in light of expectations regarding levels of foreclosure in residential and commercial real estate, continuing levels of high unemployment, a growing number of bankruptcies, continued economic uncertainty and weak real estate prices.

The provision for loan losses for the same years was $1,490,000, $1,662,000, and $1,620,000, respectively.

Net loans charge-offs totaled $1,236,000 in 2010, $1,320,000 in 2009, and $1,191,000 in 2008.   Commercial real estate accounted for 43.5% of the charge-offs in 2010.  In 2009, seven relationships accounted for $1,010,000 of the charge offs; these were primarily residential real estate related, but also included commercial real estate. One residential construction and development loan, secured by undeveloped and partially developed land in the Triad area of North Carolina, accounted for $575,000 of the net charge-offs in 2008.  Net charge offs to average loans during the same periods totaled 0.24%, 0.24%, and 0.21%, respectively.

The following table presents the Company’s loan loss and recovery experience for the past five years.

Table 9 - Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of period	$ 8,166	$ 7,824	$ 7,395	$ 7,264	$ 6,109

Allowance from acquisition	-	-	-	-	1,598

Charge-offs:
Construction and land development	-	130	1,007	-	1
Commercial real estate	666	303	61	54	136
Residential real estate	310	609	196	140	163
Home equity	135	245	62	19	-
Total real estate	1,111	1,287	1,326	213	300
Commercial and industrial	306	163	63	103	354
Consumer	114	151	175	199	259
Total charge-offs	1,531	1,601	1,564	515	913

Recoveries:
Construction and land development	147	2	71	-	1
Commercial real estate	9	15	101	15	98
Residential real estate	29	5	3	3	11
Home equity	2	1	-	1	1
Total real estate	187	23	175	19	111
Commercial and industrial	32	165	18	50	108
Consumer	76	93	180	174	193
Total recoveries	295	281	373	243	412

Net charge-offs	1,236	1,320	1,191	272	501
Provision for loan losses	1,490	1,662	1,620	403	58
Balance at end of period	$ 8,420	$ 8,166	$ 7,824	$ 7,395	$ 7,264

The following table summarizes the allocation of the allowance for loan losses by major portfolio divisions for the past five years.

Table 10 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$ 751	16.3%	$ 1,604	16.4%	$ 856	17.3%	$ 580	16.5%	$ 1,672	16.9%

Commercial
real estate	4,623	47.5	3,565	47.0	4,307	47.4	4,476	48.6	2,795	47.2

Residential
real estate	2,929	34.7	2,849	35.3	2,335	33.9	1,852	33.0	2,119	33.9

Consumer	117	1.5	148	1.3	326	1.4	443	1.9	521	2.0

Unallocated	-	-	-	-	-	-	44	-	157	-

Total	$ 8,420	100.0%	$ 8,166	100.0%	$ 7,824	100.0%	$ 7,395	100.0%	$ 7,264	100.0%

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

    The following table provides qualitative indicators relevant to the Company’s loan portfolio for the past five years.

Table 11 - Asset Quality Ratios

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006

Allowance to loans*	1.62%	1.55%	1.37%	1.34%	1.34%
Net charge-offs to year-end allowance	14.68	16.16	15.22	3.68	6.90
Net charge-offs to average loans	0.24	0.24	0.21	0.05	0.10
Nonperforming assets to total assets*	0.76	0.87	0.91	0.42	0.45
Nonperforming loans to loans*	0.50	0.69	0.50	0.48	0.63
Provision to net charge-offs	120.52	125.91	136.02	148.16	11.58
Provision to average loans	0.29	0.30	0.29	0.07	0.01
Allowance to nonperforming loans*	324.22	224.22	275.01	280.22	212.09

* - at year end

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 0.50% at December 31, 2010 compared to 0.69% at December 31, 2009.  Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.76% of total assets at December 31, 2010, down from 0.87% at December 31, 2009.  There were no troubled debt restructurings at the end of 2010 or 2009.

It is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $2,597,000 in nonaccrual loans shown on the following table includes $560,000 in impaired loans. The remainder represent loans which were not deemed impaired.  Based on the performance of these loans and existing circumstances, management did not believe loss was probable at that time and did not classify these loans as impaired.

The following table presents the Company’s nonperforming asset history over the past five years.

Table 12 - Nonperforming Assets
(in thousands)
	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans:
Real estate	$2,181	$3,138	$2,730	$2,488	$3,195
Commercial	401	463	73	107	151
Agricultural	-	-	-	-	-
Consumer	15	41	42	44	79
Total nonaccrual loans	2,597	3,642	2,845	2,639	3,425

Restructured loans	-	-	-	-	-

Loans past due 90 days
and accruing interest:
Real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	-	-

Total nonperforming loans	2,597	3,642	2,845	2,639	3,425

Foreclosed real estate	3,716	3,414	4,311	632	99

Total nonperforming assets	$6,313	$7,056	$7,156	$3,271	$3,524

Impaired Loans

  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired as of year-end.

Table 13 - Impaired Loans

	December 31,
(in thousands)	2010	2009	2008	2007	2006

Not on nonaccrual status	$ 560	$ 2,067	$ 1,921	$ 2,255	$ 262
On nonaccrual status	-	1,757	1,271	1,310	1,114

Total impaired loans	$ 560	$ 3,824	$ 3,192	$ 3,565	$ 1,376

  The significant improvement in impaired loans of $3,264,000 was accomplished through a combination of transfers to other real estate owned, charge-offs, and return to the pooled loan category as loss was deemed less than probable.

Foreclosed Assets

    Foreclosed assets were carried on the consolidated balance sheets at $3,716,000 and $3,414,000 as of December 31, 2010 and 2009. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. For significant amounts, these valuations are typically outside annual appraisals.

    Of the $3,716,000 balance at year-end 2010, approximately 48.8% consist of a single land development project in North Carolina, 29.0% are one to four family residential properties, 12.9% are undeveloped land properties, and 9.3% are commercial real estate properties.

Table 14 - Other Real Estate Owned
(in thousands)

	Year Ended December 31,
	2010	2009	2008	2007	2006

Construction and land development	$ 2,293	$ 2,521	$ 3,634	$ 85	$ 85
Farmland	-	-	-	-
1-4 family residential	1,078	125	677	547	14
Multifamily (5 or more) residendial	-	-	-	-	-
Commercial real estate	345	768	-	-	-
	$ 3,716	$ 3,414	$ 4,311	$ 632	$ 99

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits increased $19,122,000 or 3.2% in 2010 after increasing $24,999,000 or 4.3% in 2009.  Period-end deposits increased $35,825,000 or 5.9% from December 31, 2009 to December 31, 2010.  The increase in period-end deposits is attributed primarily to growth in retail time deposits.

During 2010, demand deposits decreased $3,508,000 or 1.8%, while money market deposits decreased $15,663,000 or 20.7%, savings deposits increased $649,000 or 1.0%, and certificates of deposit increased $54,347,000 or 20.3%.  Most of the shift in money market deposits to certificates of deposit was due to public fund accounts moving to higher yielding instruments.

Table 15 - Deposits
(dollars in thousands)

	December 31,
	2010		2009		2008
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing deposits	$103,208	-%	$ 99,686	-%	$ 98,157	-%

Interest bearing accounts:
NOW accounts	$ 94,236	0.08%	$ 98,576	0.29%	$109,492	0.73%
Money market	73,358	0.51	72,918	0.72	53,659	1.88
Savings	63,484	0.14	62,219	0.24	61,620	0.54
Time	291,536	2.12	273,301	2.72	258,773	3.92
Total interest bearing deposits	$522,614	1.28%	$507,014	1.66%	$483,544	2.54%

Average total deposits	$625,822	1.07%	$606,700	1.38%	$581,701	2.11%

Table 16 - Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2010 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$28,056
Over 3 through 6 months	30,591
Over 6 through 12 months	54,300
Over 12 months	52,503
$165,450

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the Federal Home Loan Bank of Atlanta and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.  The Company considers these accounts to be a stable and relatively low cost source of funds.  The securities underlying these agreements remain under the Company’s control.  Refer to Notes 11 and 12 of the Consolidated Financial Statements for a discussion of long-term debt.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Table 17 - Short-Term Borrowings
(dollars in thousands)

	December 31,
	2010	2009

Customer repurchase agreements	$47,084	$65,929
FHLB overnight borrowings	6,110	-
Total	$53,194	$65,929

Weighted interest rate	0.67%	0.69%

Average for the year ended:
Outstanding	$60,157	$64,152
Interest rate	0.64%	1.05%

Maximum month-end outstanding	$66,826	$75,339

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the state of Virginia and North Carolina. At December 31, 2010, the Bank’s public deposits totaled $75,300,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2010, the Company had $20,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders’ Equity

The Company’s goal with capital management is to be classified as “well capitalized” under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders’ equity was $108,087,000 at December 31, 2010 and $106,389,000 at December 31, 2009.  This increase was largely the result of net income and partially offset by dividends and comprehensive income.

Shareholders’ equity was $106,389,000 at December 31, 2009 and $102,300,000 at December 31, 2008.  This increase was largely the result of net income and comprehensive income.  These increases were partially offset by dividends and stock repurchases.

The Company declared and paid quarterly dividends totaling $0.92 for each of the past three years.  Cash dividends in 2010 totaled $5,636,000 and represented a 68.1% payout of 2010 net income, compared to 82.4% in 2009 and 69.9% in 2008.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 12.97% of assets at December 31, 2010 and 13.15% at December 31, 2009.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines capital strength is measured in two tiers.  Tier I capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier II capital consists of qualifying allowance for loan losses. “Total” capital is the sum of Tier I and Tier II capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier I capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which must be Tier I capital.  At December 31, 2010, the Company’s Tier I ratio was 18.38% and its total capital ratio was 19.64%.  At December 31, 2009, these ratios were 17.56% and 18.82%, respectively.  The ratios for both years exceeded the regulatory requirements.  The Company’s leverage ratios were 12.74% and 12.81% at December 31, 2010 and 2009, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2010 and 2009, that the Company met the requirements to be considered “well capitalized.”

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2010 (in thousands):

	Payments Due By Period
					More than
	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

Time deposits	$322,433	$233,042	$73,511	$15,880	$ -
Repurchase agreements	47,084	47,084	-	-	-
FHLB borrowings	14,598	14,110	-	488	-
Operating leases	782	230	369	178	5
Trust preferred capital notes	20,619	-	-	-	20,619

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

	December 31,
Off-Balance Sheet Transactions	2010	2009

Commitments to extend credit	$ 134,435	$ 133,692
Standby letters of credit	1,558	2,624
Mortgage loan rate-lock commitments	4,235	2,054

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  American National Bankshares Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of American National Bankshares Inc. and subsidiaries and our report dated March 11, 2011 expressed an unqualified opinion.

Winchester, Virginia
March 11, 2011

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009
(Dollars in thousands, except share and per share data)

ASSETS	2010	2009
Cash and due from banks	$9,547	$13,250
Interest-bearing deposits in other banks	8,967	10,693

Securities available for sale, at fair value	228,295	188,795
Securities held to maturity (fair value of $3,440
in 2010 and $6,763 in 2009)	3,334	6,529
Total securities	231,629	195,324

Restricted stock, at cost	4,062	4,362
Loans held for sale	3,135	2,490

Loans, net of unearned income	520,781	527,991
Less allowance for loan losses	(8,420)	(8,166)
Net loans	512,361	519,825

Premises and equipment, net	19,509	19,195
Other real estate owned, net of valuation allowance
of $1,622 in 2010 and $1,284 in 2009	3,716	3,414
Goodwill	22,468	22,468
Core deposit intangibles, net	1,320	1,698
Accrued interest receivable and other assets	16,950	16,254
Total assets	$833,664	$808,973

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$105,240	$101,735
Demand deposits -- interest bearing	90,012	97,025
Money market deposits	59,891	75,554
Savings deposits	62,522	61,873
Time deposits	322,433	268,086
Total deposits	640,098	604,273

Short-term borrowings:
Customer repurchase agreements	47,084	65,929
Other short-term borrowings	6,110	-
Long-term borrowings	8,488	8,638
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,178	3,125
Total liabilities	725,577	702,584

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
6,127,735 shares outstanding at December 31, 2010 and
6,110,335 shares outstanding at December 31, 2009	6,128	6,110
Capital in excess of par value	27,268	26,962
Retained earnings	74,850	72,208
Accumulated other comprehensive income (loss), net	(159)	1,109
Total shareholders' equity	108,087	106,389
Total liabilities and shareholders' equity	$833,664	$808,973

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands, except share and per share data)

	2010	2009	2008
Interest and Dividend Income:
Interest and fees on loans	$28,148	$31,062	$35,941
Interest and dividends on securities:
Taxable	5,042	4,853	4,795
Tax-exempt	2,288	1,673	1,621
Dividends	95	95	214
Other interest income	360	378	301
Total interest and dividend income	35,933	38,061	42,872
Interest Expense:
Interest on deposits	6,708	8,399	12,280
Interest on short-term borrowings	382	675	1,629
Interest on long-term borrowings	256	342	557
Interest on trust preferred capital notes	1,373	1,373	1,373
Total interest expense	8,719	10,789	15,839
Net Interest Income	27,214	27,272	27,033
Provision for Loan Losses	1,490	1,662	1,620
Net Interest Income after Provision for Loan Losses	25,724	25,610	25,413
Noninterest Income:
Trust fees	3,391	3,153	3,467
Service charges on deposit accounts	1,897	2,085	2,324
Other fees and commissions	1,163	1,014	857
Mortgage banking income	1,560	1,605	788
Securities gains (losses), net	126	3	(450)
Foreclosed real estate (losses), net	(583)	(1,475)	(89)
Other	977	658	1,016
Total noninterest income	8,531	7,043	7,913
Noninterest Expense:
Salaries	10,063	10,048	9,792
Employee benefits	2,442	3,201	3,001
Occupancy and equipment	2,936	2,927	2,788
FDIC assessment	795	1,186	180
Bank franchise tax	670	642	694
Core deposit intangible amortization	378	377	377
Other	5,512	4,937	5,292
Total noninterest expense	22,796	23,318	22,124
Income Before Income Taxes	11,459	9,335	11,202
Income Taxes	3,181	2,525	3,181
Net Income	$8,278	$6,810	$8,021

Net Income Per Common Share:
Basic	$1.35	$1.12	$1.32
Diluted	$1.35	$1.12	$1.31
Average Common Shares Outstanding:
Basic	6,123,870	6,097,810	6,096,649
Diluted	6,131,650	6,102,895	6,105,154

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	6,118,717	$6,119	$26,425	$69,409	$(442)	$101,511

Net income	-	-	-	8,021	-	8,021

Change in unrealized gains on securities
available for sale, net of tax, $359	-	-	-	-	665
Add: Reclassification adjustment for losses
on securities available for sale, net of
tax, $157	-	-	-	-	293
Change in unfunded pension liability,
net of tax, $(1,015)	-	-	-	-	(1,883)
Other comprehensive loss					(925)	(925)
Total comprehensive income						7,096
Change in pension plan measurement date,
net of tax, $(40)	-	-	-	(75)	-	(75)
Stock repurchased and retired	(46,150)	(46)	(199)	(659)	-	(904)
Stock options exercised	13,061	13	206	-	-	219
Stock-based compensation expense	-	-	59	-	-	59
Cash dividends declared, $0.92 per share	-	-	-	(5,606)	-	(5,606)

Balance, December 31, 2008	6,085,628	6,086	26,491	71,090	(1,367)	102,300

Net income	-	-	-	6,810	-	6,810

Change in unrealized gains on securities
available for sale, net of tax, $366	-	-	-	-	676
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(1)	-	-	-	-	(2)
Change in unfunded pension liability,
net of tax, $968	-	-	-	-	1,802
Other comprehensive income					2,476	2,476
Total comprehensive income						9,286
Stock repurchased and retired	(7,600)	(8)	(33)	(80)	-	(121)
Stock options exercised	32,307	32	442	-	-	474
Stock-based compensation expense	-	-	62	-	-	62
Cash dividends declared, $0.92 per share	-	-	-	(5,612)	-	(5,612)

Balance, December 31, 2009	6,110,335	6,110	26,962	72,208	1,109	106,389

Net income	-	-	-	8,278	-	8,278

Change in unrealized losses on securities
available for sale, net of tax, $(723)	-	-	-	-	(1,341)
Add: Reclassification adjustment for losses
on securities other-than temporarily
impaired, net of tax, $11	-	-	-	-	20
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(55)	-	-	-	-	(102)
Change in unfunded pension liability,
net of tax, $84	-	-	-	-	155
Other comprehensive loss					(1,268)	(1,268)
Total comprehensive income						7,010
Stock options exercised	2,904	3	45	-	-	48
Stock-based compensation expense	-	-	63	-	-	63
Equity-based compensation	14,496	15	198	-	-	213
Cash dividends declared, $0.92 per share	-	-	-	(5,636)	-	(5,636)

Balance, December 31, 2010	6,127,735	$6,128	$27,268	$74,850	$(159)	$108,087

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands)

	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$8,278	$6,810	$8,021
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,490	1,662	1,620
Depreciation	1,253	1,201	1,086
Core deposit intangible amortization	378	377	377
Net amortization (accretion) of bond premiums and discounts	509	(193)	(253)
Net loss (gain) on sale or call of securities	(157)	(3)	450
Impairment of securities	31	-	-
Gain on sale of loans held for sale	(1,386)	(1,426)	(669)
Proceeds from sales of loans held for sale	57,935	69,802	29,642
Originations of loans held for sale	(57,194)	(69,102)	(29,369)
Net loss (gain) on sale of foreclosed real estate	129	168	19
Net change in valuation allowance on foreclosed real estate	454	1,307	70
Net (gain) loss on sale of premises and equipment	(450)	(30)	7
Stock-based compensation expense	276	62	59
Deferred income tax (benefit) expense	56	132	691
Net change in interest receivable	(448)	(147)	398
Net change in other assets	528	(2,444)	(3,580)
Net change in interest payable	(17)	(356)	(373)
Net change in other liabilities	160	610	(862)
Net cash provided by operating activities	11,825	8,430	7,334

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,958	-	1,098
Proceeds from sales of securities held to maturity	612	-	-
Proceeds from maturities and calls of securities available for sale	100,872	89,337	40,255
Proceeds from maturities and calls of securities held to maturity	2,059	596	4,893
Purchases of securities available for sale	(145,079)	(147,567)	(28,636)
Net decrease (increase) in loans	4,421	40,107	(24,970)
Proceeds from sale of premises and equipment	937	125	-
Purchases of premises and equipment	(2,054)	(3,362)	(5,448)
Proceeds from sales of other real estate owned	831	1,354	318
Increase in other real estate owned	(163)	(240)	(26)
Net cash used in investing activities	(34,606)	(19,650)	(12,516)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(18,522)	8,113	11,438
Net change in time deposits	54,347	7,022	(3,521)
Net change in customer repurchase agreements	(18,845)	14,188	3,850
Net change in other short-term borrowings	6,110	(7,850)	650
Net change in long-term borrowings	(150)	(5,149)	4,850
Cash dividends paid	(5,636)	(5,612)	(5,606)
Repurchase of stock	-	(121)	(904)
Proceeds from exercise of stock options	48	474	219
Net cash provided by financing activities	17,352	11,065	10,976

Net (Decrease) Increase in Cash and Cash Equivalents	(5,429)	(155)	5,794

Cash and Cash Equivalents at Beginning of Period	23,943	24,098	18,304

Cash and Cash Equivalents at End of Period	$18,514	$23,943	$24,098

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Consolidation

The consolidated financial statements include the accounts of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (collectively referred to as the “Company”).  American National Bank and Trust Company (individually referred to as the “Bank”) offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services, which also include non-deposit products such as mutual funds and insurance policies.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of foreclosed real estate, deferred taxes, other-than-temporary impairment of investments, and fair value estimates.

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

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.

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

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in $5,000 income for 2010, $3,000 in expense for 2009, and $9,000 in income for 2008.

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

Loans

The Company makes mortgage, commercial, and consumer loans.  A substantial portion of the loan portfolio is secured by real estate.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate market and general economic conditions in the Company’s market area.

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

Generally, large groups of smaller balance homogeneous loans (residential real estate and consumer loans) are collectively evaluated for impairment.  The Company’s policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  There were no loans classified as TDR's as of December 31, 2010 and 2009.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, and adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative and quantitative factors and, as a result, could differ from the loss incurred in the future. These additional considerations include, but are not limited to: levels and trends in criticized and nonperforming loans, trends in loan volumes, changes in underwriting and lending policies, the experience and depth of the line lenders, national and regional economic trends, and the impact of loan concentrations and portfolio segments. Allowance calculations for consumer loans are calculated on a product basis rather than by risk grade.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Actual losses could be greater or less than the estimates.

There has been no material changes in the Company’s allowance methodology during the three year period ended December 31, 2010.

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

Foreclosed Real Estate

Foreclosed real estate represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

	December 31,
	2010	2009

Unrealized gains on securities available for sale	$1,277	$2,700
Unfunded pension liability	(1,436)	(1,591)
Total accumulated other comprehensive income (loss)	$(159)	$1,109

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $229,000, $139,000, and $203,000 in 2010, 2009, and 2008, respectively.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statements of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (“ASC”) in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  This new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the ASC in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective January 2011and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

Note 2 – Restrictions on Cash and Amounts Due From Banks

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $7,989,000 at December 31, 2010 and $6,937,000 at December 31, 2009.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2010 did not exceed the insurance limits of the Federal Deposit Insurance Corporation.

Note 3 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2010 and 2009 were as follows:

	December 31, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$57,292	$785	$-	$58,077
Mortgage-backed and CMOs	62,128	1,273	419	62,982
State and municipal	104,937	1,582	1,421	105,098
Corporate	1,974	164	-	2,138
Total securities available for sale	226,331	3,804	1,840	228,295

Securities held to maturity:
State and municipal	3,334	106	-	3,440
Total securities held to maturity	3,334	106	-	3,440
Total securities	$229,665	$3,910	$1,840	$231,735

	December 31, 2009
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$81,279	$1,474	$7	$82,746
Mortgage-backed and CMOs	41,365	1,535	310	42,590
State and municipal	58,035	1,442	181	59,296
Corporate	3,962	201	-	4,163
Total securities available for sale	184,641	4,652	498	188,795

Securities held to maturity:
Mortgage-backed	199	14	-	213
State and municipal	6,330	220	-	6,550
Total securities held to maturity	6,529	234	-	6,763
Total securities	$191,170	$4,886	$498	$195,558

The amortized cost and estimated fair value of investments in securities at December 31, 2010, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale		Held to Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$27,117	$27,322	$121	$124
Due after one year
through five years	42,530	43,350	1,616	1,668
Due after five years
through ten years	62,587	63,600	1,597	1,648
Due after ten years	31,969	31,041	-	-
Mortgage-backed securities	62,128	62,982	-	-
	$226,331	$228,295	$3,334	$3,440

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Realized gains	$157	$3	$51
Realized losses	-	-	(501)
Other-than-temporary impairment	(31)	-	-

Securities with a carrying value of approximately $140,677,000 and $115,444,000, at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $20,000,000 at December 31, 2010 and $40,000,000 at December 31, 2009.

Corporate bonds consist of investment grade debt securities, primarily issued by financial services companies.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

   Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$22,106	$216	$22,106	$216	$-	$-
Private label CMOs	1,583	203	1,031	18	552	185
State and municipal	46,532	1,421	46,532	1,421	-	-
Total	$70,221	$1,840	$69,669	$1,655	$552	$185

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Private-Label Residential Mortgage-Backed Securities: The unrealized losses associated with three private residential collateralized mortgage obligations (“CMOs”) are primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model. One variable rate CMO was downgraded to CCC status by Standard and Poor’s in the first quarter of 2010.  The Company engaged an independent advisory firm to review collateral.  Based upon such review, the Company took an other-than-temporary impairment charge of $31,000 in the first quarter of 2010.  Based upon management’s assessment of the expected credit losses of the securities given the performance of the underlying collateral compared to the credit enhancement, the Company expects to recover the remaining amortized cost basis of these securities.

State and municipal securities:  The unrealized losses on the 62 investments in state and municipal securities were caused by interest rate increases, which were substantial in the municipal bond market during the fourth quarter of 2010. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

The Company’s investment in Federal Home Loan Bank stock totaled $2,512,000 at December 31, 2010.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB’s or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2010 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2009.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$28,918	$7	$28,918	$7	$-	$-
Mortgage-backed	7,294	95	7,294	95	-	-
Private label CMOs	2,151	215	-	-	2,151	215
State and municipal	7,420	181	6,991	145	429	36
Total	$45,783	$498	$43,203	$247	$2,580	$251

Other-Than-Temporary-Impaired Securities

One variable rate CMO was downgraded below investment grade to CCC status by Standard and Poor’s during the first quarter of 2010.  Based upon a review of the security by an independent advisory firm, the Company elected to recognize an impairment charge to earnings of $31,000.  The impairment charge was based on a review of recent actual historical performance and an estimate of expected annual ongoing losses of 0.91% and loss on loans sixty days or greater of 6.41%. The Other Comprehensive Income adjustment was based on an estimated 15% fair value return based on current market conditions.  The investment was reviewed quarterly for other-than-temporarily impairment and no additional impairment was deemed necessary.

Note 4 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2010	2009

Commercial	$85,051	$86,312
Commercial real estate:
Construction and land development	37,168	40,371
Commercial real estate	210,393	208,066
Residential real estate:
Residential	119,398	121,639
Home equity	61,064	64,678
Consumer	7,707	6,925
Total loans	$520,781	$527,991

Net deferred loan costs included in the above loan categories are $124,000 for 2010 and $177,000 for 2009.

Overdraft deposits were reclassified to consumer loans in the amount of $78,000 and $62,000 for 2010 and 2009, respectively.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
(in thousands)	2010	2009

Impaired loans with a valuation allowance	$-	$1,284
Impaired loans without a valuation allowance	560	2,540
Total impaired loans	$560	$3,824

Allowance provided for impaired loans,
included in the allowance for loan losses	$-	$796

Nonaccrual loans excluded from the
impaired loan disclosure	$2,037	$1,885

	Years Ended December 31,
(in thousands)	2010	2009	2008

Average balance in impaired loans	$2,503	$3,211	$4,829

Interest income recognized on impaired loans	$17	$124	$152

Interest income recognized on nonaccrual loans	$-	$-	$-

Loans past due 90 days and still accruing interest	$-	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2010. It is the operating policy of the Company that any loan past due 90 days will be transferred to nonaccrual loan status, therefore there are no loans reported in the 90 days and accruing column below.

							Recorded
			90 days	Total		Total	Investment >
	30- 59 Days	60-89 Days	or	Past		Financing	90 Days and
(in thousands)	Past Due	Past Due	Greater	Due	Current	Receivables	Accruing

Commercial	$-	$46	$401	$447	$84,604	$85,051	$-
Commercial real estate:
Commercial real estate - construction	-	40	59	99	37,069	37,168	-
Commercial real estate - other	572	175	614	1,361	209,032	210,393	-
Residential:
Residential	742	704	1,419	2,865	116,533	119,398	-
Home equity	15	23	97	135	60,929	61,064	-
Consumer:
Consumer	8	72	7	87	7,620	7,707	-
Total	$1,337	$1,060	$2,597	$4,994	$515,787	$520,781	$-

The following table presents the Company’s impaired loan balances by portfolio segment at December 31, 2010.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$231	$240	$-	$531	$9
Commercial real estate	329	355	-	1,291	7
Residential	-	-	-	681	1
With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Total:
Commercial	$231	$240	$-	$531	$9
Commercial real estate	329	355	-	1,291	7
Residential	-	-	-	681	1

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading.

(in thousands)

Commercial Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate
	Commercial	Construction	Other

Pass	$83,693	$31,868	$196,668
Special Mention	844	1,669	8,387
Substandard	514	3,631	5,338
Doubtful	-	-	-
Total	$85,051	$37,168	$210,393

Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade
		Home
	Residential	Equity
Grade:
Pass	$107,351	$59,604
Special Mention	8,350	1,150
Substandard	3,697	310
	$119,398	$61,064

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$7,423
Nonperforming	284
	$7,707

Loans classified in the Pass category typically are fundamentally sound and risk factors are reasonable and acceptable.

Loans classified in the Special Mention category typically have been criticized internally, by loan review or the loan officer, or by external regulators under the current credit policy regarding risk grades.

Loans classified in the Substandard category typically have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are typically characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Loans classified in the Doubtful category typically have all the weaknesses inherent in loans classified as substandard, plus the added characteristic the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur that may salvage the debt.

Consumer loans are classified as performing or nonperforming.  A loan is nonperforming when payments of interest and principal are past due 90 days or more; or payments are less than 90 days past due, but there are other good reasons to doubt that payment will be made in full.

Note 5 – Accounting for Certain Loans Acquired in a Transfer

The Company acquired loans as part of the acquisition of Community First Financial Corporation (“Community First”) in April 2006.  In accordance with accounting guidance, at acquisition the Company reviewed each loan to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it would be unable to collect all amounts due according to the loan’s contractual terms.  When both conditions existed, the Company accounted for each loan individually, considered expected payments, and estimated the amount and timing of undiscounted expected principal, interest, and other cash flows (expected at acquisition) for each loan.  The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference).  The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

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

Loans that were acquired in the Community First acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made, had an outstanding balance of $403,000 and a carrying amount $148,000 at December 31, 2010 and an outstanding balance of $539,000 and a carrying amount of $198,000 at December 31, 2009.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at December 31, 2010 and 2009.  These loans are not included in the impaired loan amounts disclosed in Note 4.

(in thousands)	Accretable Yield
Balance at December 31, 2008	$45
Accretion	(14)
Balance at December 31, 2009	31
Accretion	(4)
Balance at December 31, 2010	$27

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2010, are presented below:

	Years Ended December 31,
(in thousands)	2010	2009	2008

Allowance for Loan Losses
Balance, beginning of year	$8,166	$7,824	$7,395
Provision for loan losses	1,490	1,662	1,620
Charge-offs	(1,531)	(1,601)	(1,564)
Recoveries	295	281	373
Balance, end of year	$8,420	$8,166	$7,824

	Years Ended December 31,
	2010	2009	2008
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$260	$475	$151
Provision for unfunded commitments	(42)	-	324
Charge-offs	-	215	-
Balance, end of year	$218	$260	$475

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2010.

(in thousands)
		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total

Allowance for credit losses:
Beginning balance	$1,604	$3,565	$2,849	$148	$8,166
Charge-offs	(306)	(900)	(210)	(115)	(1,531)
Recoveries	34	161	24	76	295
Provisions	(581)	1,797	266	8	1,490
Ending Balance	$751	$4,623	$2,929	$117	$8,420
Ending balance: individually
evaluated for impairment	$-	$-	$-	$-	$-
Ending balance: collectively
evaluated for impairment	$751	$4,623	$2,929	$117	$8,420
Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-

Financing receivables:
Ending balance	$85,051	$247,561	$180,462	$7,707	$520,781
Ending balance: individually
evaluated for impairment	$231	$329	$-	$-	$560
Ending balance: collectively
evaluated for impairment	$84,820	$247,232	$180,462	$7,707	$520,221
Ending balance: loans acquired
with deteriorated credit quality	$-	$-	$-	$-	$-

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit.

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2010	2009

Land	$3,967	$4,455
Buildings	18,847	17,399
Leasehold improvements	558	558
Furniture and equipment	14,127	13,524
	37,499	35,936
Accumulated depreciation	(17,990)	(16,741)
Premises and equipment, net	$19,509	$19,195

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $1,253,000, $1,201,000 and $1,086,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2010 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2011	$230
2012	203
2013	166
2014	97
2015 and after	86
$782

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $275,000, $325,000, and 329,000, respectively.

Note 8– Goodwill and Other Intangible Assets

In accordance with accounting guidance, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed in 2010 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2010, are as follows (in thousands):

Amount

Balance as of January 1, 2010	$22,468
Goodwill recorded during year	-
Impairment losses	-
Balance as of December 31, 2010	$22,468

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.

Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2010
Core deposit intangibles	$3,112	$1,792	$1,320
Goodwill	22,468	-	22,468

December 31, 2009
Core deposit intangibles	$3,112	$1,414	$1,698
Goodwill	22,468	-	22,468

Amortization expense of core deposit intangibles was $378,000 for the year ended December 31, 2010 and $377,000 for the years ended December 31, 2009 and 2008.  As of December 31, 2010, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2011	377
2012	377
2013	377
2014	189

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $165,450,000 and $117,296,000, respectively.

At December 31, 2010, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount

2011	$233,042
2012	40,960
2013	32,551
2014	9,470
2015	6,410
$322,433

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009

Customer repurchase agreements	$47,084	$65,929
FHLB overnight borrowings	6,110	-
	$53,194	$65,929

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2010, $91,871,000 in 1-4 family residential mortgage loans and $59,288,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of December 31, 2010 and 2009 (in thousands):

Due by December 31	2010 Advance Amount	Weighted Average Rate	Due by December 31	2009 Advance Amount	Weighted Average Rate

2011	$8,000	2.93%	2011	$8,000	2.93%
2014	488	3.78	2014	638	3.78
	$8,488	2.97%		$8,638	2.99%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States  of Virginia and North Carolina. At December 31, 2010, the Bank’s public deposits totaled $75,300,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2010, the Company had $20,000,000 in letters of credit with the FHLB outstanding to provide collateral for such deposits.

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

Note 13 – Stock-Based Compensation

The Company’s 1997 Stock Option Plan (“1997 Option Plan”) provided for the granting of incentive and non-statutory options to employees on a periodic basis, at the discretion of the Board of Directors or a Board designated committee. The 1997 Option Plan authorized the issuance of up to 300,000 shares of common stock.  There were no options granted since 2004, and, effective December 31, 2006, the plan terminated, however outstanding options can be exercised until 2014.

The 2008 Stock Incentive Plan (“2008 Plan”) was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the stockholders on April 22, 2008.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock.  Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2009	162,603	$21.39
Granted	-	-
Exercised	(2,904)	16.35
Forfeited	(200)	24.50
Outstanding at December 31, 2010	159,499	$21.48	4.6 years	$472
Exercisable at December 31, 2010	144,249	$21.97	4.3 years	$370

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on changes in the market value of the Company’s common stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2010, 2009, and 2008 were $48,000, $474,000 and $219,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2010, 2009, and 2008 was $11,000, $105,000, and $51,000, respectively.

As of December 31, 2010, 2009, and 2008, there was $63,000, $127,000, and $176,000, respectively, in unrecognized compensation expense.  Compensation expense related to stock options was $63,000 in 2010, $62,000 in 2009, and $59,000 in 2008.

The following table summarizes information related to stock options outstanding on December 31, 2010:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$16.00 to 20.00	76,872	6.0 yrs	$17.41	61,622	$17.55
20.01 to 25.00	44,000	3.8	24.45	44,000	24.45
25.01 to 26.20	38,627	2.8	26.18	38,627	26.18
	159,499	4.6 yrs	$21.48	144,249	$21.97

No stock options were granted in 2010.  The fair value of the stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

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

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants.

The Company made its first restricted grant to executive officers in the first quarter 2010. These grants cliff vest over a 24 month period. On January 19, 2010, the Company issued 8,712 shares of restricted stock to its six executive officers and three regional executives.

Nonvested restricted stock at December 31, 2010 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	-	-
Granted	8,712	$21.36
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2010	8,712	$21.36

As of December 31, 2010, there was $93,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the Plan.  This cost is expected to be recognized over the next 12 months.

Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. Eight of 12 directors elected to receive stock in lieu of cash for their retainer fees. Only outside directors receive board fees. The Company issued 5,784 shares and recognized share based compensation expense of $120,000 during the 2010.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2007.

The components of the Company’s net deferred tax assets (liabilities) were as follows:

(in thousands)	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$2,947	$2,858
Nonaccrual loan interest	168	149
Other real estate owned expense	84	47
Other real estate owned valuation allowance	568	449
Deferred compensation	194	204
Allowance for off balance sheet items	76	91
Loans	74	177
Other	44	-
Total deferred tax assets	4,155	3,975

Deferred tax liabilities:
Depreciation	1,176	799
Accretion of discounts on securities	67	43
Core deposit intangibles	432	594
Deferred loan fees	52	62
Net unrealized gains on securities	688	1,454
Prepaid pension expense	838	841
Pension liability	773	857
Other	43	52
Total deferred tax liabilities	4,069	4,702
Net deferred tax assets (liabilities)	$86	$(727)

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2010	2009	2008
Taxes currently payable	$3,125	$2,393	$2,490
Deferred tax expense (benefit)	56	132	691
	$3,181	$2,525	$3,181

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	Years Ended December 31,
	2010	2009	2008
Federal statutory rate	34.0%	34.0%	34.0%
Nontaxable interest income	(6.4)	(6.3)	(4.9)
Other	(0.2)	(0.7)	(0.7)
Effective rate	27.8%	27.0%	28.4%

Note 15 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.
	Years Ended December 31,
	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,123,870	$1.35	6,097,810	$1.12	6,096,649	$1.32
Effect of dilutive securities - stock options	7,780	-	5,085	-	8,505	(.01)
Diluted earnings per share	6,131,650	$1.35	6,102,895	$1.12	6,105,154	$1.31

Stock options on common stock which were not included in computing diluted earnings per share in 2010, 2009 and 2008 because their effects were antidilutive averaged 85,993 shares, 102,669 shares, and 118,640 shares, respectively.

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2010	2009

Commitments to extend credit	$134,435	$133,692
Standby letters of credit	1,558	2,624
Mortgage loan rate lock commitments	4,235	2,054

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

At December 31, 2010, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $7,369,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2010, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2010 is as follows (in thousands):

Balance at December 31, 2009	$18,543
Additions	14,446
Repayments	(11,838)
Balance at December 31, 2010	$21,151

Related party deposits totaled $15,266,000 at December 31, 2010 and $18,085,000 at December 31, 2009.

Note 18 – Employee Benefit Plans

Defined Benefit Plan

Until December 31, 2009, the Company maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year.

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

Information pertaining to the activity in the plan is as follows:

(in thousands)	As of and for the Years Ended December 31,
	2010	2009	2008
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,814	$9,582	$8,923
Service cost	92	737	843
Interest cost	468	585	600
Actuarial loss (gain)	653	1,004	(627)
Benefits paid	(748)	(964)	(157)
Decrease in obligations due to curtailment	-	(2,130)	-
Projected benefit obligation at end of year	9,279	8,814	9,582

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,218	10,184	8,230
Actual return on plan assets	1,204	1,998	(2,888)
Employer contributions	-	-	5,000
Benefits paid	(748)	(964)	(158)
Fair value of plan assets at end of year	11,674	11,218	10,184

Funded Status at End of Year	$2,395	$2,404	$602

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$2,395	$2,404	$602
Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$2,209	$2,448	$5,205
Prior service cost	-	-	13
Deferred income tax benefit	(773)	(857)	(1,827)
Amount recognized	$1,436	$1,591	$3,391

	As of and for the Years Ended December 31,
	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$92	$737	$723
Interest cost	468	585	515
Expected return on plan assets	(538)	(812)	(657)
Amortization of prior service cost	-	13	(1)
Recognized net actuarial loss	227	445	112
Net periodic benefit cost	$249	$968	$692
Adjustment to Retained Earnings Due to Change in Measurement Date
Service cost	N/A	N/A	$121
Interest cost	N/A	N/A	86
Expected return on plan assets	N/A	N/A	(110)
Recognized net actuarial loss	N/A	N/A	18
Net periodic benefit cost	N/A	N/A	$115

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net actuarial (gain) loss	$(239)	$(2,757)	$2,897
Amortization of prior service cost	-	(13)	1
Total recognized in other comprehensive income	$(239)	$(2,770)	$2,898

Total Recognized in Net Periodic Benefit Cost, Retained Earnings and Other Comprehensive Income	$9	$(1,802)	$3,705

Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	5.00%	6.00%	6.00%
Discount rate used for disclosure	4.75%	5.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

N/A – not applicable

The accumulated benefit obligation as of December 31, 2010, 2009, and 2008 was $9,279,000, $8,814,000, and $6,942,000, respectively.

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

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	December 31, 2010	December 31, 2009

Fixed Income	35.4%	33.2%
Equity	49.8	47.5
Mutual Funds	5.3	6.5
Cash and Accrued Income	9.5	12.8
Total	100.0%	100.0%

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

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are as follows (in thousands):

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2010	Level 1	Level 2	Level 3

Cash	$1,078	$1,078	$-	$-
Fixed income securities
Government sponsored entities	1,179	-	1,179	-
Corporate bonds & notes	2,953	-	2,953	-
Mutual funds	617	-	617
Equity securities
U.S. companies	5,396	5,396	-	-
Foreign companies	405	405	-	-
Exchange traded funds	12	-	12	-
Accrued interest and dividends	34	34	-	-
	$11,674	$6,913	$4,761	$-

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2009	Level 1	Level 2	Level 3

Cash	$1,406	$1,406	$-	$-
Fixed income securities
Government sponsored entities	1,342	-	1,342	-
Corporate bonds & notes	2,090	-	2,090	-
Bank certificates of deposit	297	297	-	-
Mutual funds	713	-	713
Equity securities
U.S. companies	5,075	5,075	-	-
Foreign companies	253	253	-	-
Exchange traded funds	10	-	10	-
Accrued interest and dividends	32	32	-	-
	$11,218	$7,063	$4,155	$-

Projected benefit payments for the years 2010 to 2020 are as follows (in thousands):

Year	Amount
2011	$2,291
2012	641
2013	686
2014	1,218
2015	194
2016-2020	2,709

401(k) Plan

The Company maintains a 401(k) savings plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $375,000, $258,000, and $263,000 to the 401(k) plan in 2010, 2009, and 2008, respectively. These amounts are included employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $23,000, $33,000, and $33,000 for years 2010, 2009, and 2008, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $418,000, $176,000, and $0 for the years 2010, 2009, and 2008, respectively.

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

  The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$58,077	$-	$58,077	$-
Mortgage-backed and CMO’s	62,982	-	62,594	388
State and municipal	105,098	-	105,098	-
Corporate	2,138	-	2,138	-
Total	$228,295	$-	$227,907	$388

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$82,746	$-	$82,746	$-
Mortgage-backed and CMO’s	42,590	-	42,590	-
State and municipal	59,296	-	59,296	-
Corporate	4,163	-	4,163	-
Total	$188,795	$-	$188,795	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2010	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2010
Securities available for sale:
Private label Collateralized Mortgage Obligation (ARM)	$-	$(31)	$(178)	$(87)	$684	$388

Total assets	$-	$(31)	$(178)	$(87)	$684	$388

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

    The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2010. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,135	$-	$3,135	$-
Impaired loans, net of valuation allowance	560	-	560	-
Other real estate owned	3,716	-	3,716	-

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,490	$-	$2,490	$-
Impaired loans, net of valuation allowance	488	-	488	-
Other real estate owned	3,414	-	3,414	-

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:
	December 31, 2010		December 31, 2009
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$18,514	$18,514	$23,943	$23,943
Securities available for sale	228,295	228,295	188,795	188,795
Securities held to maturity	3,334	3,440	6,529	6,763
Loans held for sale	3,135	3,135	2,490	2,490
Loans, net of allowance	512,361	519,338	519,825	528,631
Accrued interest receivable	3,704	3,704	3,268	3,268

Financial liabilities:
Deposits	$640,098	$642,705	$604,273	$607,015
Repurchase agreements	47,084	47,084	65,929	65,929
Other borrowings	14,598	14,600	8,638	8,620
Trust preferred capital notes	20,619	20,531	20,619	20,640
Accrued interest payable	831	831	899	899

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2010 and 2009, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to Company, without the approval of the Comptroller of the Currency, $6,309,000 as of December 31, 2010.

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

Under the guidelines, total capital is defined as core (“Tier I”) capital and supplementary (“Tier II”) capital. The Company’s Tier I capital consists primarily of shareholders' equity and trust preferred capital notes less intangibles, while Tier II capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2010 and 2009, that the Company met the requirements to be considered “well capitalized.”  As of September 30, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action.

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital
Company	$111,580	19.64%	$45,460	>8.0%
Bank	101,571	17.88	45,458	>8.0	$56,822	>10.0%

Tier I Capital
Company	104,458	18.38	22,730	>4.0
Bank	95,385	16.79	22,729	>4.0	34,093	>6.0

Leverage Capital
Company	104,458	12.74	32,787	>4.0
Bank	95,385	11.65	32,742	>4.0	40,928	>5.0

December 31, 2009
Total Capital
Company	$108,325	18.82%	$46,053	>8.0%
Bank	97,860	17.00	46,051	>8.0	$57,564	>10.0%

Tier I Capital
Company	101,114	17.56	23,026	>4.0
Bank	91,572	15.91	23,025	>4.0	34,538	>6.0

Leverage Capital
Company	101,114	12.81	31,584	>4.0
Bank	91,572	11.61	31,536	>4.0	39,420	>5.0

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

Amounts shown in the “Other” column includes activities of American National Bankshares Inc. which are primarily debt service on trust preferred securities and corporate items. Intersegment eliminations primarily consist of American National Bankshares Inc.’s interest income on deposits held by the bank.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information as of and for the years ended December 31, 2010, 2009, and 2008, is shown in the following table:

	2010
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$35,933	$-	$127	$(127)	$35,933
Interest expense	7,473	-	1,373	(127)	8,719
Noninterest income	4,998	3,492	41	-	8,531
Operating income before income taxes	10,633	2,257	(1,431)	-	11,459
Depreciation and amortization	1,614	17	-	-	1,631
Total assets	833,022	-	642	-	833,664
Capital expenditures	2,043	11	-	-	2,054

	2009
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$38,061	$-	$260	$(260)	$38,061
Interest expense	9,676	-	1,373	(260)	10,789
Noninterest income	3,614	3,338	91	-	7,043
Operating income before income taxes	8,504	2,179	(1,348)	-	9,335
Depreciation and amortization	1,560	16	2	-	1,578
Total assets	808,331	-	642	-	808,973
Capital expenditures	3,336	26	-	-	3,362

	2008
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$42,836	$-	$129	$(93)	$42,872
Interest expense	14,559	-	1,373	(93)	15,839
Noninterest income	3,957	3,899	57	-	7,913
Operating income before income taxes	10,172	2,570	(1,540)	-	11,202
Depreciation and amortization	1,448	13	2	-	1,463
Total assets	788,435	-	749	-	789,184
Capital expenditures	5,423	25	-	-	5,448

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2010	2009

Cash	$8,585	$9,094
Investment in subsidiaries	120,159	117,924
Other assets	23	51
Total Assets	$128,767	$127,069

Trust preferred capital notes	$20,619	$20,619
Other liabilities	61	61
Shareholders’ equity	108,087	106,389
Total Liabilities and Shareholders’ Equity	$128,767	$127,069

	Years Ended December 31,
Condensed Statements of Income	2010		2009		2008

Dividends from subsidiary		$6,000		$1,650	$12,000
Other income		168		351	150
Expenses		1,600		1,699	1,689
Income taxes (benefit)		(487)		(458)	(523)
Income before equity in undistributed
earnings of subsidiary		5,055		760	10,984
Equity (deficit) in undistributed earnings of subsidiary		3,223		6,050	(2,963)
Net Income		$8,278		$6,810	$8,021

	Years Ended December 31,
Condensed Statements of Cash Flows		2010		2009	2008
Cash provided by dividends received
from subsidiary		$6,000		$1,650	$12,000
Cash used for payment of dividends		(5,636)		(5,612)	(5,606)
Cash used for repurchase of stock		-		(121)	(904)
Proceeds from exercise of options and stock
compensation		111		536	219
Other		(984)		(715)	(972)
Net increase (decrease) in cash	$	(509)	$	(4,262)	$4,737

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

Loans secured by real estate were $428,023,000, or 82.2% of the loan portfolio, at December 31, 2010, and $434,754,000, or 82.3% of the loan portfolio, at December 31, 2009.  Loans secured by commercial real estate represented the largest portion of loans at $210,393,000 at December 31, 2010, and $208,066,000 at December 31, 2009, 40.4% and 39.4%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10.0% of total loans at December 31, 2010 or 2009, loans to lessors of nonresidential buildings represented 13.4% of total loans at December 31, 2010 and 13.9% at December 31, 2009; the lessees and lessors are engaged in a variety of industries.

Note 24 – Supplemental Cash Flow Information

(in thousands)	For the Years ended December 31,
	2010	2009	2008

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$9,547	$13,250	$14,986
Interest-bearing deposits in other banks	8,967	10,693	9,112
	$18,514	$23,943	$24,098

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,787	$11,162	$16,289
Income taxes	3,520	2,835	2,936
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,553	1,692	4,060
Unrealized gain (loss) on securities available for sale	(2,190)	1,039	1,474
Change in unfunded pension liability	(239)	(2,770)	2,898

Note 25 – Quarterly Results

Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2010	Quarter	Quarter	Quarter	Quarter

Interest income	$8,889	$8,982	$9,011	$9,051
Interest expense	2,196	2,223	2,153	2,147

Net interest income	6,693	6,759	6,858	6,904
Provision for loan losses	485	435	285	285
Net interest income after provision for loan losses	6,208	6,324	6,573	6,619

Noninterest income	2,602	2,246	1,762	1,921
Noninterest expense	6,170	5,536	5,593	5,497

Income before income taxes	2,640	3,034	2,742	3,043
Income taxes	789	806	728	858

Net income	$1,851	$2,228	$2,014	$2,185

Per common share:
Net income - basic	$0.30	$0.36	$0.33	$0.36
Net income - diluted	0.30	0.36	0.33	0.36
Cash dividends	0.23	0.23	0.23	0.23

	Fourth	Third	Second	First
2009	Quarter	Quarter	Quarter	Quarter

Interest income	$9,257	$9,464	$9,690	$9,650
Interest expense	2,307	2,464	2,781	3,237

Net interest income	6,950	7,000	6,909	6,413
Provision for loan losses	328	492	492	350
Net interest income after provision for loan losses	6,622	6,508	6,417	6,063

Noninterest income	1,937	2,119	2,253	734
Noninterest expense	5,524	5,598	6,321	5,875

Income before income taxes	3,035	3,029	2,349	922
Income taxes	866	862	643	154

Net income	$2,169	$2,167	$1,706	$768

Per common share:
Net income - basic	$0.36	$0.36	$0.28	$0.13
Net income - diluted	0.35	0.35	0.28	0.13
Cash dividends	0.23	0.23	0.23	0.23

Note 26 – Proposed Merger

On December 16, 2010, American National Bankshares Inc. announced that it had entered into an Agreement and Plan of Reorganization, dated December 15, 2010, with MidCarolina Financial Corporation, pursuant to which it will acquire MidCarolina in a business combination transaction.  MidCarolina is headquartered in Burlington, North Carolina and the transaction will expand the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.  The Company expects that it will have approximately $1.4 billion in assets upon completion of the Merger.

Pursuant and subject to the terms of the Merger Agreement, as a result of the Merger, the holders of shares of MidCarolina common stock will receive 0.33 shares of American National Bankshares Inc. common stock for each share of MidCarolina common stock held immediately prior to the effective date of the Merger.  Each share of American National Bankshares Inc. common stock outstanding immediately prior to the Merger will continue to be outstanding after the Merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the Merger will be converted into an option to purchase shares of American National Bankshares Inc. common stock, adjusted for the 0.33 exchange ratio.  Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina will receive one share of a newly authorized noncumulative perpetual Series A preferred stock of American National Bankshares Inc. which will have terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the Merger to close in the second quarter of 2011. Following completion of the Merger, MidCarolina's subsidiary bank, MidCarolina Bank, will be merged into American National Bank and Trust Company.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, as such term is defined in Exchange Act Rules 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010.

/s/ Charles H. Majors
Charles H. Majors
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Chief Financial Officer

March 11, 2011

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements.  See Item 8 for reference.
(a)(2)       Financial Statement Schedules.  All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
        (a)(3)       Exhibits.  The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of December 15, 2010, between American National Bankshares Inc. and MidCarolina Financial Corporation	Exhibit 2.1 on Form 8-K filed December 17, 2010

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed August 5, 2010

3.2	Bylaws, as amended	Exhibit 3.2 on Form 10-Q filed December 23, 2010

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.2 on Form 10-K filed March 16, 2009

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 31, 2008	Exhibit 10.3 on Form 10-K filed March 16, 2009

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Exhibit 10.4 on Form 10-K filed March 16, 2009

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Exhibit 10.5 on Form 10-K filed March 16, 2009

10.6	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and S. Cabell Dudley, Jr. dated December 31, 2008	Exhibit 10.6 on Form 10-K filed March 16, 2009

10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009	Exhibit 10.1 on Form 10-Q filed August 7, 2009

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed on May 30, 2008

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2011	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Charles H. Majors
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2011.

/s/ Charles H. Majors	Director, President and Chief Executive Officer (principal executive officer)
Charles H. Majors

/s/ Fred A. Blair	Director
Fred A. Blair

/s/ Frank C. Crist, Jr.	Director
Frank C. Crist, Jr.

/s/ Ben J. Davenport, Jr.	Director
Ben J. Davenport, Jr.

/s/ H. Dan Davis	Director
H. Dan Davis

/s/ Michael P. Haley	Director
Michael P. Haley

/s/ Charles S. Harris	Director
Charles S. Harris

/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr.

/s/ E. Budge Kent, Jr.	Director
E. Budge Kent, Jr.

/s/ Franklin W. Maddux	Director
Franklin W. Maddux

/s/ Martha W. Medley	Director
Martha W. Medley

/s/ Claude B. Owen, Jr.	Director
Claude B. Owen, Jr.

/s/ Dan M. Pleasant	Director
Dan M. Pleasant

/s/ William W. Traynham	Senior Vice President and Chief Financial Officer (principal accounting officer)
William W. Traynham