Form 10-Q
period 2011-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2011-05-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 6, 2011, the Company had 6,153,433 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2011	2010
Cash and due from banks	$14,248	$9,547
Interest-bearing deposits in other banks	25,397	8,967

Securities available for sale, at fair value	226,171	228,295
Securities held to maturity (fair value of $3,236 at 3/31/11
and $3,440 at 12/31/10)	3,146	3,334
Total securities	229,317	231,629

Restricted stock, at cost	4,062	4,062
Loans held for sale	1,309	3,135

Loans, net of unearned income	516,629	520,781
Less allowance for loan losses	(8,257)	(8,420)
Net loans	508,372	512,361

Premises and equipment, net	19,308	19,509
Other real estate owned, net	3,532	3,716
Goodwill	22,468	22,468
Core deposit intangibles, net	1,226	1,320
Accrued interest receivable and other assets	15,999	16,950
Total assets	$845,238	$833,664

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$117,260	$105,240
Demand deposits -- interest bearing	96,686	90,012
Money market deposits	57,530	59,891
Savings deposits	63,236	62,522
Time deposits	328,771	322,433
Total deposits	663,483	640,098

Short-term borrowings:
Customer repurchase agreements	43,871	47,084
Other short-term borrowings	-	6,110
Long-term borrowings	4,450	8,488
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	3,443	3,178
Total liabilities	735,866	725,577

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
6,153,433 shares outstanding at March 31, 2011 and
6,127,735 shares outstanding at December 31, 2010	6,153	6,128
Capital in excess of par value	27,541	27,268
Retained earnings	75,214	74,850
Accumulated other comprehensive income (loss), net	464	(159)
Total shareholders' equity	109,372	108,087
Total liabilities and shareholders' equity	$845,238	$833,664

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$6,679	$7,155
Interest and dividends on securities:
Taxable	1,169	1,316
Tax-exempt	716	466
Dividends	27	23
Other interest income	70	91
Total interest and dividend income	8,661	9,051

Interest Expense:
Interest on deposits	1,580	1,635
Interest on short-term borrowings	80	105
Interest on long-term borrowings	53	64
Interest on trust preferred capital notes	343	343
Total interest expense	2,056	2,147

Net Interest Income	6,605	6,904
Provision for Loan Losses	337	285

Net Interest Income After Provision for Loan Losses	6,268	6,619

Noninterest Income:
Trust fees	928	812
Service charges on deposit accounts	421	479
Other fees and commissions	316	278
Mortgage banking income	147	246
Securities gains (losses), net	1	(29)
Other	158	138
Total noninterest income	1,971	1,924

Noninterest Expense:
Salaries	2,485	2,398
Employee benefits	541	640
Occupancy and equipment	699	779
FDIC assessment	205	195
Bank franchise tax	175	167
Core deposit intangible amortization	94	94
Foreclosed real estate, net	22	3
Other	1,558	1,224
Total noninterest expense	5,779	5,500
Income Before Income Taxes	2,460	3,043
Income Taxes	682	858
Net Income	$1,778	$2,185

Net Income Per Common Share:
Basic	$0.29	$0.36
Diluted	$0.29	$0.36
Average Common Shares Outstanding:
Basic	6,143,602	6,119,415
Diluted	6,152,738	6,124,306

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	2,185	-	2,185

Change in unrealized losses on securities
available for sale, net of tax, $(64)	-	-	-	-	(116)

Add: Reclassification adjustment for losses
on impairment of securites, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $ 0	-	-	-	-	(2)

Other comprehensive loss					(98)	(98)

Total comprehensive income						2,087

Stock options exercised	2,764	3	42	-	-	45

Stock option expense	-	-	16	-	-	16

Equity based compensation	10,176	10	43	-	-	53

Cash dividends declared, $0.23 per share	-	-		(1,408)	-	(1,408)

Balance, March 31, 2010	6,123,275	$6,123	$27,063	$72,985	$1,011	$107,182

Balance, December 31, 2010	6,127,735	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	-	1,778	-	1,778

Change in unrealized gains on securities
available for sale, net of tax, $336	-	-	-	-	624

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $0	-	-	-	-	(1)

Other comprehensive income					623	623

Total comprehensive income						2,401

Stock options exercised	10,510	10	162	-	-	172

Stock option expense	-	-	16	-	-	16

Equity based compensation	15,188	15	95	-	-	110

Cash dividends declared, $0.23 per share	-	-		(1,414)	-	(1,414)

Balance, March 31, 2011	6,153,433	$6,153	$27,541	$75,214	$464	$109,372

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands) (Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net income	$1,778	$2,185
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	337	285
Depreciation	304	323
Core deposit intangible amortization	94	94
Net amortization of securities	267	41
Net gain on sale or call of securities	(1)	(2)
Impairment of securities	-	31
Gain on sale of loans held for sale	(123)	(222)
Proceeds from sales of loans held for sale	8,678	9,893
Originations of loans held for sale	(6,729)	(9,389)
Net loss on sale of foreclosed real estate	12	3
Net change in valuation allowance on foreclosed real estate	10	-
Stock-based compensation expense	16	16
Equity based compensation expense	110	53
Deferred income tax expense (benefit)	41	(300)
Net change in interest receivable	348	(175)
Net change in other assets	226	235
Net change in interest payable	(77)	(31)
Net change in other liabilities	342	1,256
Net cash provided by operating activities	5,633	4,296

Cash Flows from Investing Activities:
Proceeds from maturities and calls of securities available for sale	29,423	33,857
Proceeds from maturities and calls of securities held to maturity	190	727
Purchases of securities available for sale	(26,608)	(36,232)
Net change in loans	3,474	11,760
Purchases of bank property and equipment	(103)	(273)
Proceeds from sales of foreclosed real estate	340	122
Net cash provided by investing activities	6,716	9,961

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	17,047	7,917
Net change in time deposits	6,338	(2,569)
Net change in repurchase agreements	(3,213)	(5,557)
Net change in short-term borrowings	(6,110)	-
Net change in long-term borrowings	(4,038)	(38)
Cash dividends paid	(1,414)	(1,408)
Proceeds from exercise of stock options	172	45
Net cash provided by (used in) financing activities	8,782	(1,610)

Net Increase in Cash and Cash Equivalents	21,131	12,647

Cash and Cash Equivalents at Beginning of Period	18,514	23,943

Cash and Cash Equivalents at End of Period	$39,645	$36,590

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011; the consolidated statements of income for the three months ended March 31, 2011 and 2010; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2011 and 2010; and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2010.  Operating results for the three month periods ended March 31, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2010.

Note 2 – Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

Index
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

The Securities Exchange Commission (“SEC”) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (“GAAP”) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (“SAB”) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.   The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for previously announced accounting pronouncements.

Index

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$38,065	$539	$43	$38,561
Mortgage-backed & CMO’s	56,412	1,145	228	57,329
State and municipal	126,794	2,170	804	128,160
Corporate	1,977	144	-	2,121
Total securities available for sale	223,248	3,998	1,075	226,171

Securities held to maturity:
State and municipal	3,146	90	-	3,236
Total securities held to maturity	3,146	90	-	3,236
Total Securities	226,394	$4,088	$1,075	$229,407

	December 31, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$57,292	$785	$-	$58,077
Mortgage-backed & CMO’s	62,128	1,273	419	62,982
State and municipal	104,937	1,582	1,421	105,098
Corporate	1,974	164	-	2,138
Total securities available for sale	226,331	3,804	1,840	228,295

Securities held to maturity:
State and municipal	3,334	106	-	3,440
Total securities held to maturity	3,334	106	-	3,440
Total securities	$229,665	$3,910	$1,840	$231,735

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$6,295	$43	$6,295	$43	$-	$-
Mortgage-backed	17,557	154	17,557	154	-	-
Private label CMO’s	1,645	74	990	3	655	71
State and municipal	44,722	804	44,722	804	-	-
Total	$70,219	$1,075	$69,564	$1,004	$655	$71

Index

GSE debt securities. The unrealized losses on the five investments in GSEs (“government sponsored entities”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in 12 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

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

State and municipal securities:  The unrealized losses on the 55 investments in state and municipal securities were caused by interest rate increases, which were substantial in the municipal bond market during the fourth quarter of 2010 and only somewhat mitigated during the first quarter of 2011. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $2,512,000 at March 31, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB’s or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2010.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$22,106	$216	$22,106	$216	$-	$-
Private label CMO’s	1,583	203	1,031	18	552	185
State and municipal	46,532	1,421	46,532	1,421	-	-
Total	$70,221	$1,840	$69,669	$1,655	$552	$185

Index

Other-Than-Temporary-Impaired Securities

Other than the private label CMO discussed above, no other securities have been considered other than temporarily impaired as of March 31, 2011 and December 31, 2010.

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

	March 31,	December 31,
(in thousands)	2011	2010

Commercial	$84,702	$85,051
Commercial real estate:
Construction and land development	36,516	37,168
Commercial real estate	207,502	210,393
Residential real estate:
Residential	118,603	119,398
Home equity	61,674	61,064
Consumer	7,632	7,707
Total loans	$516,629	$520,781

The following is a summary of information pertaining to impaired and nonaccrual loans:

	March 31,	December 31,
(in thousands)	2011	2010

Impaired loans with a valuation allowance	$-	$-
Impaired loans without a valuation allowance	1,396	560
Total impaired loans	$1,396	$560

Allowance provided for impaired loans,
included in the allowance for loan losses	$-	$-

Nonaccrual loans excluded from the
impaired loan disclosure	$2,021	$2,037

	March 31,	December 31,
(in thousands)	2011	2010

Average balance in impaired loans	$773	$2,503

Interest income recognized on impaired loans	$-	$17

Interest income recognized on nonaccrual loans	$-	$-

Loans past due 90 days and still accruing interest	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

The following table shows an analysis by portfolio segment of the Company’s past due loans at March 31, 2011 and December 31, 2010. It is the operating policy of the Company that any loan past due 90 days will be transferred to nonaccrual loan status, therefore there are no loans reported in the 90 days and accruing column below.

Index

At March 31, 2011			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$5	$-	$-	$351	$356	$84,346	$84,702
Commercial real estate:
Construction and land development	1	132	-	780	913	35,603	36,516
Commercial real estate	476	-	-	1,005	1,481	206,021	207,502
Residential:
Residential	990	579	-	1,139	2,708	115,895	118,603
Home equity	89	89	-	92	270	61,404	61,674
Consumer:
Consumer	17	12	-	50	79	7,553	7,632
Total	$1,578	$812	$-	$3,417	$5,807	$510,822	$516,629

At December 31, 2010			90 Days +
			Past due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$-	$46	$-	$401	$447	$84,604	$85,051
Commercial real estate:
Construction and land development	-	40	-	59	99	37,069	37,168
Commercial real estate	572	175	-	614	1,361	209,032	210,393
Residential:
Residential	742	704	-	1,419	2,865	116,533	119,398
Home equity	15	23	-	97	135	60,929	61,064
Consumer:
Consumer	8	72	-	7	87	7,620	7,707
Total	$1,337	$1,060	$-	$2,597	$4,994	$515,787	$520,781

The following table presents the Company’s impaired loan balances by portfolio segment at March 31, 2011.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$144	$149	$-	$144	$-
Commercial real estate	952	952	-	318	-
Residential	300	342	-	311	-
With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Total:
Commercial	$144	$149	$-	$144	$-
Commercial real estate	952	952	-	318	-
Residential	300	342	-	311	-

Index

The following table presents the Company’s impaired loan balances by portfolio segment at December 31, 2010.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$231	$240	$-	$531	$9
Commercial real estate	329	355	-	1,291	7
Residential	-	-	-	681	1
With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
Total:
Commercial	$231	$240	$-	$531	$9
Commercial real estate	329	355	-	1,291	7
Residential	-	-	-	681	1

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading.

Credit Quality Indicators
As of March 31, 2011
(in thousands)

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$82,975	$31,420	$196,218	$104,890	$60,130
Special Mention	1,149	1,602	6,448	9,890	1,162
Substandard	578	3,494	4,836	3,823	382
Doubtful	-	-	-	-	-
Total	$84,702	$36,516	$207,502	$118,603	$61,674

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$7,366
Nonperforming	266
Total	$7,632

Index
Credit Quality Indicators
As of December 31, 2010
(in thousands)

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$83,693	$31,868	$196,668	$107,351	$59,604
Special Mention	844	1,669	8,387	8,350	1,150
Substandard	514	3,631	5,338	3,697	310
Doubtful	-	-	-	-	-
Total	$85,051	$37,168	$210,393	$119,398	$61,064

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$7,423
Nonperforming	284
Total	$7,707

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

Other real estate was $3,532,000 at March 31, 2011 and $3,716,000 December 31, 2010.

Index

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the three months ended March 31, 2011 and 2010, and for the year ended December 31, 2010, are presented below:

(in thousands)	Three Months Ended March 31,	Year Ended December 31,	Three Months Ended March 31,
	2011	2010	2010
Allowance for Loan Losses
Balance, beginning of period	$8,420	$8,166	$8,166
Provision for loan losses	337	1,490	285
Charge-offs	(571)	(1,531)	(427)
Recoveries	71	295	88
Balance, end of period	$8,257	$8,420	$8,112

Reserve for unfunded lending commitments
Balance, beginning of period	$218	$260	$260
Provision for unfunded commitments	6	(42)	(24)
Charge-offs	-	-	-
Balance, end of period	$224	$218	$236

The reserve for unfunded loan commitments is included in other liabilities.

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment.

Index

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,623	$2,929	$117	$8,420
Charge-offs	(106)	(307)	(134)	(24)	(571)
Recoveries	27	6	16	22	71
Provision	150	63	113	11	337
Balance as of March 31, 2011	$822	$4,385	$2,924	$126	$8,257

Balances at March 31, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	822	4,385	2,924	126	8,257
Total	$822	$4,385	$2,924	$126	$8,257

Loans
Individually evaluated for impairment	$144	$952	$300		$1,396
Collectively evaluated for impairment	84,558	243,066	179,977	7,632	515,233
Total	$84,702	$244,018	$180,277	$7,632	$516,629

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	751	4,623	2,929	117	8,420
Total	$751	$4,623	$2,929	$117	$8,420

Loans
Individually evaluated for impairment	$231	$329	$-	$-	$560
Collectively evaluated for impairment	84,820	247,232	180,462	7,707	520,221
Total	$85,051	$247,561	$180,462	$7,707	$520,781

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (Accounting Standards Codification (“ASC”) 805), “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2010 that determined there has been no impairment in the value of goodwill.

The changes in the carrying amount of goodwill for the quarter ended March 31, 2011, are as follows (in thousands):

Balance as of December 31, 2010	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of March 31, 2011	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at March 31, 2011 was $1,226,000.

Index

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010

Customer repurchase agreements	$43,871	$47,084
FHLB overnight borrowings	-	6,110
	$43,871	$53,194

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of March 31, 2011, $88,818,000 in 1-4 family residential mortgage loans and $59,751,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011			December 31, 2010
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2011	$4,000	2.93	March 2011	$8,000	2.93
April 2014	450	3.78	April 2014	488	3.78
	$4,450	3.02%		$8,488	2.97%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At March 31, 2011, the Company’s public deposits totaled $74,306,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2011, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB ASC 810-10-15-14, the Corporation did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Index
Note 10 – Stock Based Compensation

Stock Options

A summary of stock option transactions for the three months ended March 31, 2011, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2010	159,499	$21.48
Granted	-	-
Exercised	(10,510)	16.44
Forfeited	(450)	25.44
Outstanding at March 31, 2011	148,539	$21.82	4.5	$328
Exercisable at March 31, 2011	133,289	$22.39	4.2	$242

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of March 31, 2011, there was $47,000 in total unrecognized compensation expense related to nonvested stock option grants.

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

The Company made its second restricted grant to executive officers in the first quarter 2011. These grants cliff vest over a 24 month period. On January 18, 2011, the Company issued 12,830 shares of restricted stock to its six executive officers and four regional executives.

 Nonvested restricted stock for the three months ended March 31, 2011 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at December 31, 2010	8,712	$21.36
Granted	12,830	22.77
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2011	21,542	$22.19

Index

As of March 31, 2011, there was $325,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 21 months.

Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per month in cash or $500 in immediately vested, but restricted stock.  For the first quarter 2011, ten of thirteen directors elected to receive stock in lieu of cash for their retainer and meeting fees. Only outside directors receive board fees. The Company issued 2,358 shares and recognized share based compensation expense of $50,000 during the quarter.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2011		2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,143,602	$.29	6,119,415	$.36
Effect of dilutive securities - stock options	9,136	-	4,891	-
Diluted	6,152,738	$.29	6,124,306	$.36

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2011 and 2010, because their effects were antidilutive, averaged 82,177 and 96,091, respectively.

Note 12 – Employee Benefit Plans

Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2011	2010
Service cost	$27	$23
Interest cost	101	117
Expected return on plan assets	(131)	(135)
Recognized net actuarial loss	40	57

Net periodic benefit cost	$37	$62

The Company’s does not anticipate contributing to the plan for 2011.

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

Index
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

Segment information as of and for the three month periods ended March 31, 2011 and 2010, is shown in the following table.

	Three Months Ended March 31, 2011
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,661	$-	$20	$(20)	$8,661
Interest expense	1,733	-	343	$(20)	2,056
Noninterest income	971	968	10	-	1,949
Operating income before income taxes	2,455	595	(590)	-	2,460
Depreciation and amortization	393	5	-	-	398
Total assets	840,576	-	662	-	841,238
Capital expenditures	103	-	-	-	103

	Three Months Ended March 31, 2010
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,051	$-	$37	$(37)	$9,051
Interest expense	1,841	-	343	$(37)	2,147
Noninterest income	1,079	832	10	-	1,921
Operating income before income taxes	2,884	548	(389)	-	3,043
Depreciation and amortization	414	4	-	-	418
Total assets	809,989	-	665	-	810,654
Capital expenditures	272	1	-	-	273

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

Index
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$38,561	$-	$38,561	$-
Mortgage-backed and CMO’s	57,329	-	56,840	489
State and municipal	128,160	-	128,160	-
Corporate	2,121	-	2,121	-
Total	$226,171	$-	$225,682	$489

Index

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$58,077	$-	$58,077	$-
Mortgage-backed and CMO’s	62,982	-	62,594	388
State and municipal	105,098	-	105,098	-
Corporate	2,138	-	2,138	-
Total	$228,295	$-	$227,907	$388

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2011	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2011
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$388	$-	$119	$(18)	$-	$489

Total assets	$388	$-	$119	$(18)	$-	$489

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended March 31, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral or the present value of future cash flows. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell.  We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at March 31, 2011 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets
Loans held for sale	1,309	-	1,309	-
Impaired loans, net of valuation allowance	1,396	-	1,396	-
Other real estate owned	3,532	-	3,532	-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Loans held for sale	3,135	-	3,135	-
Impaired loans, net of valuation allowance	560	-	560	-
Other real estate owned	3,716	-	3,716	-

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$39,645	$39,645	$18,514	$18,514
Securities available for sale	226,171	226,171	228,295	228,295
Securities held to maturity	3,146	3,236	3,334	3,440
Loans held for sale	1,309	1,309	3,135	3,135
Loans, net of allowance	508,372	514,000	512,361	519,338
Accrued interest receivable	3,384	3,384	3,704	3,704

Financial liabilities:
Deposits	$663,483	$665,769	$640,098	$642,705
Repurchase agreements	43,871	43,871	47,084	47,084
Other borrowings	4,450	4,457	14,598	14,600
Trust preferred capital notes	20,619	20,516	20,619	20,531
Accrued interest payable	770	770	831	831

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Index
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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2011 and December 31, 2010, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Index

Note 15 – Supplemental Cash Flow Information
	Three Months Ended
	March 31,
	2011	2010
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$14,248	$11,059
Interest-bearing deposits in other banks	25,397	25,531

	$39,645	$36,590

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,116	$2,198
Income taxes	-	4
Noncash investing and financing activities:
Transfer of loans to other real estate owned	178	526
Unrealized gain (loss) on securities available for sale	959	(151)

Note 16 – Proposed Merger

On December 16, 2010, American National Bankshares Inc. announced that it had entered into an Agreement and Plan of Reorganization, dated December 15, 2010, with MidCarolina Financial Corporation (“MidCarolina”), pursuant to which it will acquire MidCarolina in a business combination transaction.  MidCarolina is headquartered in Burlington, North Carolina and the transaction will expand the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.  The Company expects that it will have approximately $1.4 billion in assets upon completion of the merger.

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

Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the merger to close in early July 2011. Following completion of the Merger, MidCarolina's subsidiary bank, MidCarolina Bank, will be merged into American National Bank and Trust Company.

Index

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. and its wholly owned subsidiary, American National Bank and Trust Company (the “Bank”, and collectively with American National Bankshares Inc., the “Company”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially from those stated or implied by such forward-looking statements.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	The potential for negative financial or operational impact of the proposed merger with MidCarolina Financial Corporation.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2011 presentation.

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses and (2) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

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

Index

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: Financial Accounting Standards Board (“FASB”) Topic 450-25 Contingencies - Recognition which requires that losses be accrued when they are probable of occurring and estimable and FASB Topic 310-10 Receivables – Overall – Subsequent Measurement which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates. With regard to commercial loans, the formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance calculations are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date.  It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments.  The reserve for unfunded loan commitments is included in other liabilities.

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2010 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2010 have occurred that would question the impairment of goodwill.

Non-GAAP Presentations

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Internet Access to Corporate Documents

The Company provides access to its Securities and Exchange Commission (“SEC”) filings through a link on the Investors Relations page of the Company’s web site at www.amnb.com.  Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC.  The information on the Company’s website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Index

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2011 and 2010

For the quarter ended March 31, 2011, the Company reported net income of $1,778,000 compared to $2,185,000 for the comparable quarter in 2010. The $407,000 or 18.6% decrease in earnings was primarily due to:

•	a $299,000 decrease in net interest income, primarily related to a declining net interest margin and

•	a $260,000 increase in noninterest expenses, mostly related to $309,000 in merger related expenses charged during the quarter.

SUMMARY INCOME STATEMENT
(dollars in thousands)

For the three months ended March 31,	2011	2010	$ Change	% Change

Interest income	$8,661	$9,051	$(390)	-4.3%
Interest expense	(2,056)	(2,147)	91	-4.2%
Net interest income	6,605	6,904	(299)	-4.3%
Provision for loan losses	(337)	(285)	(52)	18.2%
Noninterest income	1,949	1,921	28	1.5%
Noninterest expense	(5,757)	(5,497)	(260)	4.7%
Income tax expense	(682)	(858)	176	-20.5%

Net income	$1,778	$2,185	$(407)	-18.6%

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

Three months ended March 31, 2011 and 2010

Net interest income on a taxable equivalent basis decreased $170,000 or 2.4%, for the first quarter of 2011 compared to the same quarter of 2010.  This decrease was due primarily to changes in yields on earning assets, as indicated by the Net Interest Income analysis later in this section.

For the first quarter of 2011 and 2010, the Company’s yield on earnings assets was 4.74% compared to 5.07%. The cost of interest bearing liabilities was 1.35% compared to 1.45%. The interest rate spread was 3.39% compared to 3.62%. The net interest margin, on a fully taxable equivalent basis, was 3.66% compared to 3.89%. Yields and rates generally fell between periods.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2011 and 2010.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

Net Interest Income Analysis
For the Three Months Ended March 31, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2011	2010	2011	2010	2011	2010
Loans:
Commercial	$77,925	$79,279	$880	$953	4.58%	4.88%
Real estate	432,688	434,795	5,695	6,095	5.26	5.61
Consumer	7,505	6,773	136	134	7.35	8.02
Total loans	518,118	520,847	6,711	7,182	5.19	5.53

Securities:
Federal agencies & GSE	43,345	65,751	323	551	2.98	3.35
Mortgage-backed & CMO's	59,297	43,783	490	501	3.31	4.58
State and municipal	117,916	67,538	1,408	927	4.78	5.49
Other	6,037	7,624	58	69	3.84	3.62
Total securities	226,595	184,696	2,279	2,048	4.02	4.44

Deposits in other banks	20,578	30,640	70	91	1.38	1.20

Total interest-earning assets	765,291	736,183	9,060	9,321	4.74	5.07

Non-earning assets	72,860	74,437

Total assets	$838,151	$810,620

Deposits:
Demand	$96,698	$97,062	18	21	0.08	0.09
Money market	63,125	80,809	83	90	0.53	0.45
Savings	62,505	62,801	21	22	0.14	0.14
Time	319,776	266,537	1,458	1,502	1.85	2.29
Total deposits	542,104	507,209	1,580	1,635	1.18	1.31

Customer repurchase agreements	43,762	63,947	80	105	0.74	0.67
Other short-term borrowings	136	-	0	-	0.47	-
Long-term borrowings	27,855	29,248	396	407	5.69	5.57
Total interest-bearing
liabilities	613,857	600,404	2,056	2,147	1.35	1.45

Noninterest bearing demand deposits	110,818	98,876
Other liabilities	4,252	4,004
Shareholders' equity	109,224	107,336
Total liabilities and
shareholders' equity	$838,151	$810,620

Interest rate spread					3.39%	3.62%
Net interest margin					3.66%	3.89%

Net interest income (taxable equivalent basis)			7,004	7,174
Less: Taxable equivalent adjustment			399	270
Net interest income			$6,605	$6,904

index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended March 31
	2011 vs. 2010
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(73)	$(57)	$(16)
Real estate	(400)	(371)	(29)
Consumer	2	(12)	14
Total loans	(471)	(440)	(31)
Securities:
Federal agencies	(228)	(56)	(172)
Mortgage-backed	(11)	(161)	150
State and municipal	481	(134)	615
Other securities	(11)	4	(15)
Total securities	231	(347)	578
Deposits in other banks	(21)	12	(33)
Total interest income	(261)	(775)	514

Interest expense
Deposits:
Demand	(3)	(3)	-
Money market	(7)	15	(22)
Savings	(1)	(1)	-
Time	(44)	(315)	271
Total deposits	(55)	(304)	249
Customer repurchase agreements	(25)	11	(36)
Other borrowings	(11)	7	(18)
Total interest expense	(91)	(286)	195
Net interest income	$(170)	$(489)	$319

Noninterest Income

All comparisons discussed below are between the first quarter 2011 and the first quarter of 2010, unless otherwise noted.

Noninterest income increased to $1,949,000 in 2011 from $1,921,000 in 2010, a $28,000 or 1.5% increase. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $928,000 in 2011 from $812,000 in 2010, a $116,000 or 14.3% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts decreased to $421,000 in 2011 from $479,000 in 2010, a $58,000 or 12.1% decline. This reduction was primarily the result of lower returned check charges.

Other fees and commissions increased to $316,000 in 2011 from $278,000 in 2009, an increase of $38,000 or 13.7% due primarily to increases VISA check card income.

Mortgage banking income decreased to $147,000 in 2011 from $246,000 in 2010, a decline of $99,000 or 40.2%. This decline is directly related to declining volumes in mortgage demand.

Securities gains were $1,000 for 2011 compared to a $29,000 loss in 2010. Gains in the current period were related to calls prior to maturity of government agencies.

Other real estate losses were $22,000 for 2011 compared to $3,000 in 2010.

index

Noninterest Expense

All comparisons discussed below are between the first quarter 2011 and the first quarter of 2010, unless otherwise noted.

Noninterest expense was $5,757,000 for 2011 compared to $5,497,000 for 2010, a $260,000 or 4.7% increase. The major factors impacting that change are discussed below.

Salaries were $2,485,000 for 2011 compared to $2,398,000 for 2010, an $87,000 or 3.6% increase.  This is mostly the result of staffing increases in late 2010.

Employee benefits were $541,000 for 2011 compared to $640,000 for 2010, a $99,000 or 15.5% decrease. This was due primarily to improved health insurance claims experience in the 2011 quarter.

Occupancy expense was $699,000 for 2011 compared to $779,000 for 2010, an $80,000 or 10.3% decrease. This was mostly the result lower depreciation, repairs and maintenance costs.

Other expenses were $1,558,000 for 2011 compared to $1,224,000 for 2010, a $334,000 or 27.3% increase. This was due almost entirely from $309,000 in expenses related to the pending merger with MidCarolina Financial Corporation.

Income Taxes

The effective tax rate for the first quarter of 2011 was 27.7% compared to 28.2% for the first quarter of 2010.

The effective tax rate is lower than the statutory rate of 35% primarily due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans. The effective tax rate is also impacted by the non-deductible portion of merger related expenses during the quarter, of approximately $257,000.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution’s profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.  During the reported periods, inflation and interest rates have been low.

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, is used to meet collateral requirements for public deposits, and facilitates commercial customers’ repurchase agreements.  The portfolio consists primarily of high credit quality, very liquid securities.  Federal agency and U. S. government sponsored enterprises, mortgage-backed securities, and state and municipal securities comprise the majority of the portfolio.

index

The available for sale securities portfolio was $226,171,000 at March 31, 2011 compared to $228,295,000 at December 31, 2010, a $2,124,000 or 0.93% decrease.  The held to maturity securities portfolio was $3,146,000 at March 31, 2011 compared to $3,334,000 at December 31, 2010, a $188,000 or 5.6% decrease.

At March 31, 2011, the available for sale portfolio had an estimated fair value of $226,171,000 and an amortized cost of $223,248,000, resulting in a net unrealized gain of $2,923,000.  At the same dates, the held to maturity portfolio had an estimated fair value of $3,236,000 and an amortized cost of $3,146,000, resulting in a net unrealized gain of $90,000.

At March 31, 2011, mortgage-backed securities consisted principally of obligations of U.S. government sponsored enterprises.  However, the portfolio has four private label CMOs (collateralized mortgage obligations) aggregating $1,645,000 in fair value. One private label variable rate CMO had an amortized cost of $546,000 and an estimated fair value of $489,000; resulting in an estimated net unrealized loss of $57,000. This bond was downgraded in the first quarter 2010 by Standard and Poor’s to CCC status. After reviewing the security, management elected to take an other-than-temporary-impairment charge of $31,000 against the bond in March 2010. The bond has been reviewed quarterly since then and no additional impairment charges have been required.

The Company is aware of the historically low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans decreased $2,729,000, or 0.5% between first quarter 2011 and the first quarter 2010.

Loans were $516,629,000 at March 31, 2011 compared to $520,781,000 at December 31, 2010, a $4,152,000 or 0.8% decrease. Approximately $3.5 million of the decline represented a loan participation with MidCarolina Bank, in Burlington, NC, with whom the Bank anticipates a mid-year merger. In effect, loan volume was almost unchanged during the quarter.

Loans held for sale totaled $3,146,000 at March 31, 2011, and $3,334,000 at December 31, 2010, a $188,000 or 5.6% decrease. The Bank has experienced and expects to continue seeing declining volumes in demand for secondary market mortgages.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010

Commercial	$84,702	$85,051
Commercial real estate:
Construction and land development	36,516	37,168
Commercial real estate	207,502	210,393
Residential real estate:
Residential	118,603	119,398
Home equity	61,674	61,064
Consumer	7,632	7,707
Total loans	$516,629	$520,781

index

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

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates. With regard to commercial loans, the formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance calculations for consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

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

At March 31, 2011, the allowance for loan losses was $8,257,000, compared to $8,420,000 at December 31, 2010.  The allowance for loan losses as a percentage of loans at each of those dates was 1.60% and 1.62%.  During the 2011 quarter the allowance for loan losses decreased by $163,000 or 1.9% and the loan portfolio contracted by $4,152,000 or 0.8%. Management believes that the change in the allowance is appropriate in light of the decline in the size of the overall portfolio.

The provision for loan losses for the 2011 quarter was $337,000 and the provision for 2010 was $1,490,000.

Index

Net loans charge-offs totaled $500,000 for the 2011 period and $1,236,000 in 2010. Net charge offs to average loans during the same periods totaled 0.39% and 0.24%, respectively.

The following table presents the Company’s loan loss and recovery experience for the periods indicated.

Summary of Loan Loss Experience
(in thousands)

	March 31,	December 31,
	2011	2010

Balance at beginning of period	$8,420	$8,166

Allowance from acquisition	-	-

Charge-offs:
Construction and land development	-	-
Commercial real estate	352	666
Residential real estate	89	310
Home equity	-	135
Total real estate	441	1,111
Commercial and industrial	106	306
Consumer	24	114
Total charge-offs	571	1,531

Recoveries:
Construction and land development	-	147
Commercial real estate	5	9
Residential real estate	16	29
Home equity	3	2
Total real estate	24	187
Commercial and industrial	26	32
Consumer	21	76
Total recoveries	71	295

Net charge-offs	500	1,236
Provision for loan losses	337	1,490
Balance at end of period	$8,257	$8,420

Index

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio.

Asset Quality Ratios

	March 31,	December 31,
	2011	2010

Allowance to loans*	1.60%	1.62%
Net charge-offs to year-end allowance#	24.22	14.68
Net charge-offs to average loans#	0.39	0.24
Nonperforming assets to total assets*	0.82	0.76
Nonperforming loans to loans*	0.66	0.50
Provision to net charge-offs	67.40	120.52
Provision to average loans#	0.26	0.29
Allowance to nonperforming loans*	241.64	324.22

* - at quarter or year-end
# - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 0.66% at March 31, 2011 compared to 0.50% at December 31, 2010.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.82% of total assets at March 31, 2011, up from 0.76% at December 31, 2010.  Included in nonperforming assets, there were $700,000 in troubled debt restructurings at March 31, 2011 and $0 at December 31, 2010.

It is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $3,417,000 in nonaccrual loans shown on the following table includes $1,396,000 in impaired loans. The remainder represent loans which were not deemed impaired.  Based on the performance of these loans and existing circumstances, management did not believe loss was probable and did not classify these loans as impaired.

Index

The following table presents the Company’s nonperforming asset.

Nonperforming Assets
(in thousands)

	March 31,	December 31,
	2011	2010
Nonaccrual loans:
Real estate	$2,460	$2,181
Commercial	207	401
Agricultural	-	-
Consumer	50	15
Total nonaccrual loans	2,717	2,597

Restructured loans		-
Real estate	556	-
Commercial	144	-
Agricultural	-	-
Consumer	-	-
Total restructured loans	700	-

Total nonperforming loans	3,417	2,597

Foreclosed real estate	3,532	3,716

Total nonperforming assets	$6,949	$6,313

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	March 31,	December 31,
	2011	2010

Accruing	$-	$-
Nonaccruing	1,396	560
Total impaired laons	$1,396	$560

Included in the impaired loan totals were $700,000 in troubled debt restructured loans at March 31, 2011 and $0 at December 31, 2010.

Index

Other Real Estate Owned (Foreclosed Assets)

Other real estate owned was carried on the consolidated balance sheets at $3,532,000 at March 31, 2011 and $3,716,000 at December 31, 2010. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. For significant amounts, these valuations are typically outside annual appraisals.

The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	March 31,	December 31,
	2011	2010

Construction and land development	$2,283	$2,293
Farmland	-	-
1-4 family residential	1,015	1,078
Multifamily (5 or more) residential	-	-
Commercial real estate	234	345
	$3,532	$3,716

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $663,483,000 at March 31, 2011 compared to $640,098,000 at December 31, 2010, a $23,385,000 or 3.7% increase. The most consistent source of deposit growth has been retail time deposits. Core deposit growth continues to be an ongoing strategic goal and challenge for the Company and the community banking industry in general.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $109,372,000 at March 31, 2011 compared to $108,087,000 at December 31, 2010, an increase of $1,285,000 or 1.2%.

The Company paid cash dividends of $0.23 per share during the first quarter of 2011 while the aggregate basic and diluted earnings per share for the same period were $0.29 per share.  The Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend relatively high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2011, the Company's Tier I and total capital ratios were 18.72% and 19.97%, respectively.  At December 31, 2010, these ratios were 18.38% and 19.64%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.93% and 12.74% at March 31, 2011 and December 31, 2010, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

Index

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2010, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2011	December 31, 2010

Commitments to extend credit	$137,458	$134,435
Standby letters of credit	2,241	1,588
Mortgage loan rate-lock commitments	1,820	4,235

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2011, principal advance obligations to the FHLB consisted of $4,450,000 in fixed-rate, long-term advances compared to $8,488,000 in long-term advances and $6,110,000 in short-term advances at December 31, 2010.  The Company also had outstanding $40 million in letters of credit at March 31, 2011 and $20 million in letters of credit at December 31, 2010. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Index

The Company had fixed-rate term advance borrowing contracts with the FHLB as of March 31, 2011, with the following final maturities:

Amount	Maturity Date
$4,000,000	April 2011
450,000	March 2014
$4,450,000

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2011.

There have been no material changes to market risk as disclosed in the Company’s 2010 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2011.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – May 9, 2011	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 9, 2011	Chief Financial Officer

Index