Form 10-Q
period 2011-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2011-08-08
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 5, 2011 the Company had 7,782,720 shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
ASSETS	2011	2010
Cash and due from banks	$15,873	$9,547
Interest-bearing deposits in other banks	23,310	8,967

Securities available for sale, at fair value	231,393	228,295
Securities held to maturity (fair value of $2,458 at 6/30/11
and $3,440 at 12/31/10)	2,381	3,334
Total securities	233,774	231,629

Restricted stock, at cost	3,666	4,062
Loans held for sale	2,087	3,135

Loans, net of unearned income	514,081	520,781
Less allowance for loan losses	(8,744)	(8,420)
Net loans	505,337	512,361

Premises and equipment, net	19,129	19,509
Other real estate owned, net	3,513	3,716
Goodwill	22,468	22,468
Core deposit intangibles, net	1,132	1,320
Accrued interest receivable and other assets	15,727	16,950
Total assets	$846,016	$833,664

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$115,329	$105,240
Demand deposits -- interest bearing	95,453	90,012
Money market deposits	67,273	59,891
Savings deposits	63,632	62,522
Time deposits	317,263	322,433
Total deposits	658,950	640,098

Short-term borrowings:
Customer repurchase agreements	50,329	47,084
Other short-term borrowings	-	6,110
Long-term borrowings	413	8,488
Trust preferred capital notes	20,619	20,619
Accrued interest payable and other liabilities	4,515	3,178
Total liabilities	734,826	725,577

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
6,156,563 shares outstanding at June 30, 2011 and
6,127,735 shares outstanding at December 31, 2010	6,157	6,128
Capital in excess of par value	27,670	27,268
Retained earnings	74,810	74,850
Accumulated other comprehensive income (loss), net	2,553	(159)
Total shareholders' equity	111,190	108,087
Total liabilities and shareholders' equity	$846,016	$833,664

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	June 30
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$6,618	$7,071
Interest and dividends on securities:
Taxable	1,085	1,275
Tax-exempt	827	554
Dividends	26	24
Other interest income	14	87
Total interest and dividend income	8,570	9,011

Interest Expense:
Interest on deposits	1,587	1,647
Interest on short-term borrowings	82	99
Interest on long-term borrowings	5	63
Interest on trust preferred capital notes	297	344
Total interest expense	1,971	2,153

Net Interest Income	6,599	6,858
Provision for Loan Losses	336	285

Net Interest Income After Provision for Loan Losses	6,263	6,573

Noninterest Income:
Trust fees	878	801
Service charges on deposit accounts	400	483
Other fees and commissions	338	288
Mortgage banking income	271	343
Securities gains (losses), net	(19)	4
Other	120	124
Total noninterest income	1,988	2,043

Noninterest Expense:
Salaries	2,546	2,596
Employee benefits	624	633
Occupancy and equipment	696	698
FDIC assessment	197	199
Bank franchise tax	176	168
Core deposit intangible amortization	95	95
Foreclosed real estate, net	413	281
Merger related expenses	835	-
Other	1,446	1,204
Total noninterest expense	7,028	5,874

Income Before Income Taxes	1,223	2,742
Income Taxes	211	728
Net Income	$1,012	$2,014

Net Income Per Common Share:
Basic	$0.16	$0.33
Diluted	$0.16	$0.33
Average Common Shares Outstanding:
Basic	6,154,396	6,123,790
Diluted	6,161,265	6,129,943

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Six Months Ended
	June 30
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$13,297	$14,226
Interest and dividends on securities:
Taxable	2,254	2,591
Tax-exempt	1,543	1,020
Dividends	53	47
Other interest income	84	178
Total interest and dividend income	17,231	18,062

Interest Expense:
Interest on deposits	3,167	3,282
Interest on short-term borrowings	162	204
Interest on long-term borrowings	58	127
Interest on trust preferred capital notes	640	687
Total interest expense	4,027	4,300

Net Interest Income	13,204	13,762
Provision for Loan Losses	673	570

Net Interest Income After Provision for Loan Losses	12,531	13,192

Noninterest Income:
Trust fees	1,806	1,613
Service charges on deposit accounts	821	962
Other fees and commissions	654	566
Mortgage banking income	418	589
Securities (losses), net	(18)	(25)
Other	278	262
Total noninterest income	3,959	3,967

Noninterest Expense:
Salaries	5,031	4,994
Employee benefits	1,165	1,273
Occupancy and equipment	1,395	1,477
FDIC assessment	402	394
Bank franchise tax	351	335
Core deposit intangible amortization	189	189
Foreclosed real estate, net	435	284
Merger related expenses	1,144	-
Other	2,695	2,428
Total noninterest expense	12,807	11,374

Income Before Income Taxes	3,683	5,785
Income Taxes	893	1,586
Net Income	$2,790	$4,199

Net Income Per Common Share:
Basic	$0.45	$0.69
Diluted	$0.45	$0.69
Average Common Shares Outstanding:
Basic	6,149,029	6,121,615
Diluted	6,157,032	6,127,137

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands) (Unaudited)

					Accumulated
	Common Stock		Capital in		Other	Total
			Excess of	Retained	Comprehensive	Shareholders'
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2009	6,110,335	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	4,199	-	4,199

Change in unrealized gains on securities
available for sale, net of tax, $424	-	-	-	-	789

Add: Reclassification adjustment for losses
on impairment of securites, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax of $(2)	-	-	-	-	(4)

Other comprehensive income					805	805

Total comprehensive income						5,004

Stock options exercised	2,813	3	43	-	-	46

Stock option expense	-	-	32	-	-	32

Equity based compensation	11,744	12	94	-	-	106

Cash dividends declared, $0.46 per share	-	-		(2,817)	-	(2,817)

Balance, June 30, 2010	6,124,892	$6,125	$27,131	$73,590	$1,914	$108,760

Balance, December 31, 2010	6,127,735	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	-	2,790	-	2,790

Change in unrealized gains on securities
available for sale, net of tax, $1,455	-	-	-	-	2,700

Less: Reclassification adjustment for losses
on securities available for sale, net of
tax of $6	-	-	-	-	12

Other comprehensive income					2,712	2,712

Total comprehensive income						5,502

Stock options exercised	10,522	11	162	-	-	173

Stock option expense	-	-	32	-	-	32

Equity based compensation	18,306	18	208	-	-	226

Cash dividends declared, $0.46 per share	-	-		(2,830)	-	(2,830)

Balance, June 30, 2011	6,156,563	$6,157	$27,670	$74,810	$2,553	$111,190

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands) (Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net income	$ 2,790	$ 4,199
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	673	570
Depreciation	598	636
Core deposit intangible amortization	189	189
Net amortization of securities	581	126
Net (gain) loss on sale or call of securities	18	(6)
Impairment of securities	-	31
Gain on loans held for sale	(360)	(523)
Proceeds from sales of loans held for sale	20,059	20,911
Originations of loans held for sale	(18,651)	(20,777)
Net loss on foreclosed real estate	76	3
Net change in valuation allowance on foreclosed real estate	359	281
Stock-based compensation expense	32	32
Equity based compensation	226	106
Deferred income tax benefit	(355)	(110)
Net change in interest receivable	172	(313)
Net change in other assets	190	310
Net change in interest payable	(179)	(36)
Net change in other liabilities	1,270	(526)
Net cash provided by operating activities	7,688	5,103

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,099	-
Proceeds from maturities and calls of securities available for sale	44,617	54,604
Proceeds from maturities and calls of securities held to maturity	961	1,145
Purchases of securities available for sale	(45,852)	(75,735)
Net change in loans	5,677	7,252
Proceeds from sale of premises and equipment	31	-
Purchases of premises and equipment	(249)	(1,099)
Proceeds from sales of foreclosed real estate	442	122
Net cash provided by (used in) investing activities	7,726	(13,711)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	24,022	2,355
Net change in time deposits	(5,170)	23,523
Net change in repurchase agreements	3,245	(4,264)
Net change in short-term borrowings	(6,110)	-
Net change in long-term borrowings	(8,075)	(75)
Cash dividends paid	(2,830)	(2,817)
Proceeds from exercise of stock options	173	46
Net cash provided by financing activities	5,255	18,768

Net Increase in Cash and Cash Equivalents	20,669	10,160

Cash and Cash Equivalents at Beginning of Period	18,514	23,943

Cash and Cash Equivalents at End of Period	$ 39,183	$ 34,103

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011; the consolidated statements of income for the three and six months ended June 30, 2011 and 2010; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2011 and 2010; and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  Refer to Note 16 regarding the merger of MidCarolina Financial Corporation into the Company as of July 1, 2011.  This transaction will be reported as of July 1 and prior periods will not be restated.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.”  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. Generally Acceptable Account Principles (“GAAP”) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in the XBRL format as of June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of the new guidance will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for previously announced accounting pronouncements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$28,397	$618	$-	$29,015
Mortgage-backed & CMOs	54,331	1,367	69	55,629
State and municipal	140,547	4,253	160	144,640
Corporate	1,981	128	-	2,109
Total securities available for sale	225,256	6,366	229	231,393

Securities held to maturity:
State and municipal	2,381	77	-	2,458
Total securities held to maturity	2,381	77	-	2,458
Total Securities	$227,637	$6,443	$229	$233,851

	December 31, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$57,292	$785	$-	$58,077
Mortgage-backed & CMOs	62,128	1,273	419	62,982
State and municipal	104,937	1,582	1,421	105,098
Corporate	1,974	164	-	2,138
Total securities available for sale	226,331	3,804	1,840	228,295

Securities held to maturity:
State and municipal	3,334	106	-	3,440
Total securities held to maturity	3,334	106	-	3,440
Total Securities	$229,665	$3,910	$1,840	$231,735

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$5,980	$50	$5,980	$50	$-	$-
CMO’s	1,105	19	985	5	120	14
State and municipal	20,041	160	20,041	160	-	-
Total	$27,126	$229	$27,006	$215	$120	$14

Mortgage-backed securities:  The unrealized losses on the Company's investment in two Government-Sponsored Enterprise (“GSE”) mortgage-backed securities and two Government National Mortgage Association (“GNMA”) mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by a GSE or agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

Collateralized Mortgage Obligations (“CMOs”): The unrealized loss associated with one private label residential CMO, with a book value of $133,000, is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model when needed.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The unrealized loss associated with a fixed rate GNMA CMO, with a book value of $991,000, was caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

State and municipal securities:  The unrealized losses on the 21 investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2011.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $413,000 at June 30, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB’s or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

There were no other than temporary impaired securities held at June 30, 2011.  One variable rate CMO which was impaired, held at December 31, 2010, was sold during the second quarter of 2011.  During 2010, the Company had recognized an impairment charge to earnings of $31,000.  The sale during the second quarter of 2011 resulted in an additional loss of $46,000.

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

	June 30,	December 31,
(in thousands)	2011	2010

Commercial	$87,449	$85,051
Commercial real estate:
Construction and land development	35,756	37,168
Commercial real estate	208,685	210,393
Residential real estate:
Residential	114,510	119,398
Home equity	61,218	61,064
Consumer	6,463	7,707
Total loans	$514,081	$520,781

The following is a summary of information pertaining to impaired and nonaccrual loans:

	June 30,	December 31,
(in thousands)	2011	2010

Impaired loans with a valuation allowance	$-	$-
Impaired loans without a valuation allowance	649	560
Total impaired loans	$649	$560

Allowance provided for impaired loans,
included in the allowance for loan losses	$-	$-

Nonaccrual loans excluded from the
impaired loan disclosure	$2,815	$2,037

	June 30,	December 31,
(in thousands)	2011	2010

Average balance in impaired loans	$932	$2,503

Interest income recognized on impaired loans	$-	$17

Interest income recognized on nonaccrual loans	$-	$-

Loans past due 90 days and still accruing interest	$-	$-

No additional funds are committed to be advanced in connection with impaired loans.

The following table shows an analysis by portfolio class of the Company’s past due loans at June 30, 2011 and December 31, 2010. It is the operating policy of the Company that any loan past due 90 days will be transferred to nonaccrual loan status, therefore there are no loans reported in the 90 days and accruing column below.

At June 30, 2011			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$1	$4	$-	$160	$165	$87,284	$87,449
Commercial real estate:
Construction and land development	-	-	-	729	729	35,027	35,756
Commercial real estate	5	-	-	218	223	208,462	208,685
Residential:
Residential	210	44	-	2,190	2,444	112,066	114,510
Home equity	17	-	-	44	61	61,157	61,218
Consumer:
Consumer	2	18	-	123	143	6,320	6,463
Total	$235	$66	$-	$3,464	$3,765	$510,316	$514,081

At December 31, 2010			90 Days +
			Past due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$-	$46	$-	$401	$447	$84,604	$85,051
Commercial real estate:
Construction and land development	-	40	-	59	99	37,069	37,168
Commercial real estate	572	175	-	614	1,361	209,032	210,393
Residential:
Residential	742	704	-	1,419	2,865	116,533	119,398
Home equity	15	23	-	97	135	60,929	61,064
Consumer:
Consumer	8	72	-	7	87	7,620	7,707
Total	$1,337	$1,060	$-	$2,597	$4,994	$515,787	$520,781

The following table presents the Company’s impaired loan balances by portfolio class at June 30, 2011.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$96	$-
Commercial real estate:
Construction and land development	354	366	-	532	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	295	342	-	304	-
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$96	$-
Commercial real estate:
Construction and land development	354	366	-	532	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	295	342	-	304	-
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-

The following table presents the Company’s impaired loan balances by portfolio class at December 31, 2010.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$231	$240	$-	$531	$9
Commercial real estate:
Construction and land development	329	355	-	1,291	7
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	681	1
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
Total:
Commercial	$231	$240	$-	$531	$9
Commercial real estate:
Construction and land development	329	355	-	1,291	7
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	681	1
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading.

Credit Quality Indicators
As of June 30, 2011
(in thousands)

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$86,618	$30,585	$201,331	$101,200	$59,814
Special Mention	595	2,281	7,349	8,643	1,117
Substandard	236	2,890	5	4,667	287
Doubtful	-	-	-	-	-
Total	$87,449	$35,756	$208,685	$114,510	$61,218

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$6,210
Nonperforming	253
Total	$6,463

Credit Quality Indicators
As of December 31, 2010
(dollars in thousands)

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

Other real estate owned was $3,513,000 at June 30, 2011 and $3,716,000 December 31, 2010.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the six months ended June 30, 2011 and 2010, and for the year ended December 31, 2010, are presented below:

(in thousands)	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010

Allowance for Loan Losses
Balance, beginning of period	$8,420	$8,166	$8,166
Provision for loan losses	673	1,490	570
Charge-offs	(705)	(1,531)	(732)
Recoveries	356	295	131
Balance, end of period	$8,744	$8,420	$8,135

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$218	$260	$260
Provision for loan losses	9	(42)	(29)
Charge-offs	-	-	-
Balance, end of period	$227	$218	$231

The reserve for unfunded loan commitments is included in other liabilities.

   The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,623	$2,929	$117	$8,420
Charge-offs	(132)	(339)	(185)	(49)	(705)
Recoveries	281	9	27	39	356
Provision	(65)	375	360	3	673
Balance as of June 30, 2011	$835	$4,668	$3,131	$110	$8,744

Balances at June 30, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	835	4,668	3,131	110	8,744
Total	$835	$4,668	$3,131	$110	$8,744

Loans
Individually evaluated for impairment	$-	$354	$295	$-	$649
Collectively evaluated for impairment	87,449	244,087	175,433	6,463	513,432
Total	$87,449	$244,441	$175,728	$6,463	$514,081

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	751	4,623	2,929	117	8,420
Total	$751	$4,623	$2,929	$117	$8,420

Loans
Individually evaluated for impairment	$231	$329	$-	$-	$560
Collectively evaluated for impairment	84,820	247,232	180,462	7,707	520,221
Total	$85,051	$247,561	$180,462	$7,707	$520,781

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

  The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows (in thousands):

Balance as of December 31, 2010	$22,468
Goodwill recorded during the period	-
Impairment losses	-
Balance as of June 30, 2011	$22,468

Core deposit intangible assets resulting from an acquisition were originally recorded at $3,112,000 in April 2006, and are being amortized over 99 months.  The net core deposit intangible at June 30, 2011 was $1,132,000.

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Customer repurchase agreements	$50,329	$47,084
FHLB overnight borrowings	-	6,110
	$50.329	$53,194

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of June 30, 2011, $86,359,000 in 1-4 family residential mortgage loans and $58,441,000 in home equity lines of credit were pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011			December 31, 2010
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

			March 2011	$8,000	2.93
April 2014	$413	3.78	April 2014	488	3.78
	$413	3.78%		$8,488	2.97%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At June 30, 2011, the Company’s public deposits totaled $88,261,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30 2011, the Company had $40 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

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

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated Indenture entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.  In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

Note 10 – Stock Based Compensation

Stock Options

A summary of stock option transactions for the six months ended June 30, 2011, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2010	159,499	$21.48
Granted	-	-
Exercised	(10,522)	16.45
Forfeited	(650)	22.69
Outstanding at June 30, 2011	148,327	$21.83	4.3	$75
Exercisable at June 30, 2011	133,077	$22.40	3.9	$52

    The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of June 30, 2011, there was $32,000 in total unrecognized compensation expense related to nonvested stock option grants.

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

 Nonvested restricted stock for the six months ended June 30, 2011 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at December 31, 2010	8,712	$21.36
Granted	12,830	22.77
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2011	21,542	$22.19

   As of June 30, 2011, there was $265,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 18 months.

    Starting in 2010, the Company has begun offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per month in cash or $500 in immediately vested, but restricted stock.  For the first six months of 2011, ten of thirteen directors elected to receive stock in lieu of cash for their retainer and meeting fees. Only outside directors receive board fees. The Company issued 5,476 and 3,032 shares and recognized share based compensation expense of $107,000 and $60,000 during first six months of 2011 and 2010, respectively.

Note 11 – Earnings Per Share

   The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30,
	2011		2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,154,396	$.16	6,123,790	$.33
Effect of dilutive securities - stock options	6,869	-	6,153	-
Diluted	6,161,265	$.16	6,129,943	$.33

	Six Months Ended
	June 30,
	2011		2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,149,029	$.45	6,121,615	$.69
Effect of dilutive securities - stock options	8,003	-	5,522	-
Diluted	6,157,032	$.45	6,127,137	$.69

    Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2011 and 2010, because their effects were antidilutive, averaged 82,177 and 82,627, respectively.

Note 12 – Employee Benefit Plans

  Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$27	$23	$54	$46
Interest cost	101	117	202	234
Expected return on plan assets	(131)	(135)	(262)	(270)
Recognized net actuarial loss	40	57	80	114

Net periodic benefit cost	$37	$62	$74	$124

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

Segment information as of and for the three and six month periods ended June 30, 2011 and 2010, is shown in the following table.

	Three Months Ended June 30, 2011
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,570	$-	$12	$(12)	$8,570
Interest expense	1,686	-	297	(12)	1,971
Noninterest income	1,064	915	9	-	1,988
Operating income before income taxes	1,781	583	(1,141)	-	1,223
Net income	1,619	384	(991)	-	1,012
Depreciation and amortization	384	5	-	-	389
Total assets	841,369	-	4,647	-	846,016
Capital expenditures	146	-	-	-	146

	Three Months Ended June 30, 2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$9,011	$-	$37	$(37)	$9,011
Interest expense	1,846	-	344	(37)	2,153
Noninterest income	927	824	11	-	1,762
Operating income before income taxes	2,563	532	(353)	-	2,742
Net income	1,896	351	(233)	-	2,014
Depreciation and amortization	403	4	-	-	407
Total assets	831,971	-	673	-	832,644
Capital expenditures	826	-	-	-	826

	Six Months Ended June 30, 2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$17,231	$-	$32	$(32)	$17,231
Interest expense	3,419	-	640	(32)	4,027
Noninterest income	2,057	1,883	19	-	3,959
Operating income before income taxes	4,236	1,178	(1,731)	-	3,683
Net income	3,470	777	(1,457)		2,790
Depreciation and amortization	777	10	0	-	787
Total assets	841,369	-	4,647	-	846,016
Capital expenditures	249	-	-	-	249

	Six Months Ended June 30, 2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$18,062	$-	$74	$(74)	$18,062
Interest expense	3,687	-	687	(74)	4,300
Noninterest income	2,006	1,656	21	-	3,683
Operating income before income taxes	5,447	1,080	(742)	-	5,785
Net income	3,976	713	(490)		4,199
Depreciation and amortization	817	8	0	-	825
Total assets	831,971	-	673	-	832,644
Capital expenditures	1,098	1	-	-	1,099

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$29,015	$-	$29,015	$-
Mortgage-backed and CMO’s	55,629	-	55,629	-
State and municipal	144,640	-	144,640	-
Corporate	2,109	-	2,109	-
Total	231,393	$-	231,393	$-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$58,077	$-	$58,077	$-
Mortgage-backed and CMO’s	62,982	-	62,594	388
State and municipal	105,098	-	105,098	-
Corporate	2,138	-	2,138	-
Total	$228,295	$-	$227,907	$388

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2011	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2011
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$388	$(46)	$177	$(519)	$-	$-

Total assets	$388	$(46)	$177	$(519)	$-	$-

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

  The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended June 30, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned:  Certain assets such as other real estate owned (“OREO”) are measured at fair value less cost to sell.  OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using market date (Level 2).  However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.  We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

  The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at June 30, 2011 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets
Loans held for sale	$2,087	-	$2,087	-
Impaired loans, net of valuation allowance	649	-	649	-
Other real estate owned	3,513	-	3,513	-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Loans held for sale	$3,135	-	$3,135	-
Impaired loans, net of valuation allowance	560	-	560	-
Other real estate owned	3,716	-	3,716	-

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$39,183	$39,183	$18,514	$18,514
Securities available for sale	231,393	231,393	228,295	228,295
Securities held to maturity	2,381	2,458	3,334	3,440
Loans held for sale	2,087	2,087	3,135	3,135
Loans, net of allowance	505,337	503,336	512,361	519,338
Accrued interest receivable	3,564	3,564	3,704	3,704

Financial liabilities:
Deposits	$658,950	$661,776	$640,098	$642,705
Repurchase agreements	50,329	50,329	47,084	47,084
Other borrowings	413	418	14,598	14,600
Trust preferred capital notes	20,619	20,515	20,619	20,531
Accrued interest payable	675	675	831	831

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2011 and December 31, 2010, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2011	2010
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$15,873	$11,398
Interest-bearing deposits in other banks	23,310	22,705

	$39,183	$34,103

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,183	$4,358
Income taxes	1,141	2,285
Noncash investing and financing activities:
Transfer of loans to other real estate owned	674	722
Unrealized gain on securities available for sale	4,173	1,238

Note 16 – Completed Merger

On July 1, 2011, American National Bankshares Inc. (“American National”) completed its merger with MidCarolina Financial Corporation (“MidCarolina”) pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between American National and MidCarolina (the “merger agreement”).  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of American National common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each share of American National common stock outstanding immediately prior to the merger has continued to be outstanding after the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of American National common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of American National for each MidCarolina preferred share held immediately before the merger.  The American Series A preferred stock has terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

American National issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger.  This represents 20.9% of the now outstanding shares of the Company.

  In connection with the transaction, MidCarolina Bank was merged with and into American National Bank and Trust Company. The former offices of MidCarolina Bank are expected to operate under the name “MidCarolina Bank, a division of American National Bank and Trust Company” until early 2012.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	The potential for negative financial or operational impact of the recent merger with MidCarolina Financial Corporation.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in the third quarter of 2010 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2010 have occurred that would question the impairment of goodwill.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2011 and 2010

For the quarter ended June 30, 2011, the Company reported net income of $1,012,000 compared to $2,014,000 for the comparable quarter in 2010. The $1,002,000 or 49.8% decrease in earnings was primarily due to:

•	a $259,000 decrease in net interest income, related to a declining net interest margin, and

•	a $1,154,000 increase in noninterest expenses, primarily related to $835,000 in one-time, merger expenses charged during the quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended June 30,	2011	2010	$ Change	% Change

Interest income	$8,570	$9,011	$(441)	-4.9%
Interest expense	(1,971)	(2,153)	182	-8.5%
Net interest income	6,599	6,858	(259)	-3.8%
Provision for loan losses	(336)	(285)	(51)	17.9%
Noninterest income	1,988	2,043	(55)	-2.7%
Noninterest expense	(7,028)	(5,874)	(1,154)	19.6%
Income tax expense	(211)	(728)	517	-71.0%

Net income	$1,012	$2,014	$(1,002)	-49.8%

Six months ended June 30, 2011 and 2010

For the six month period ended June 30, 2011, the Company reported net income of $2,790,000 compared to $4,199,000 for the comparable quarter in 2010. The $1,409,000 or 33.6% decrease in earnings was primarily due to:

•	a $558,000 decrease in net interest income, related to declining net interest margin resulting from lower yields on earning assets,

•	a $103,000 increase in provision for loan losses, and

•	a $1,433,000 increase in noninterest expense, primarily related to $1,144,000 in one-time, merger expenses charged during the period.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the six months ended June 30,	2011	2010	$ Change	% Change

Interest income	$17,231	$18,062	$(831)	-4.6%
Interest expense	(4,027)	(4,300)	273	-6.3%
Net interest income	13,204	13,762	(558)	-4.1%
Provision for loan losses	(673)	(570)	(103)	18.1%
Noninterest income	3,959	3,967	(8)	-0.2%
Noninterest expense	(12,807)	(11,374)	(1,433)	12.6%
Income tax expense	(893)	(1,586)	693	-43.7%

Net income	$2,790	$4,199	$(1,409)	-33.6%

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

Three months ended June 30, 2011 and 2010

Net interest income on a taxable equivalent basis decreased $131,000 or 1.8%, for the second quarter of 2011 compared to the same quarter of 2010.  Decreases in the yield on earning assets and shifts in the volumes of those earning assets were the primary drivers of the decline in net interest income, as indicated by the Rate/Volume Analysis shown later in this section.

For the second quarter of 2011 and 2010, the Company’s yield on earnings assets was 4.67% compared to 5.00%.  The cost of interest bearing liabilities was 1.28% compared to 1.42%. The interest rate spread was 3.39% compared to 3.58% for the comparable 2010 quarter. The net interest margin, on a fully taxable equivalent basis, was 3.65% compared to 3.85%. Yields and rates generally fell between periods.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2011 and 2010.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2011	2010	2011	2010	2011	2010
Loans:
Commercial	$79,595	$78,673	$909	$939	4.58%	4.77%
Real estate	430,872	437,856	5,620	6,033	5.22	5.51
Consumer	6,678	6,485	120	137	7.21	8.45
Total loans	517,145	523,014	6,649	7,109	5.15	5.44

Securities:
Federal agencies	35,919	66,019	256	525	2.85	3.18
Mortgage-backed & CMOs	56,133	45,651	466	479	3.32	4.20
State and municipal	137,843	79,622	1,585	1,079	4.60	5.42
Other	5,830	6,997	57	61	3.91	3.49
Total securities	235,725	198,289	2,364	2,144	4.01	4.33

Deposits in other banks	20,880	25,576	14	87	0.27	1.36

Total interest-earning assets	773,750	746,879	9,027	9,340	4.67	5.00

Non-earning assets	75,033	71,861

Total assets	$848,783	$818,740

Deposits:
Demand	$98,224	$96,098	17	21	0.07	0.09
Money market	61,714	82,372	67	101	0.44	0.49
Savings	63,716	64,561	22	22	0.14	0.14
Time	325,743	271,932	1,481	1,503	1.82	2.22
Total deposits	549,397	514,963	1,587	1,647	1.16	1.28

Customer repurchase agreements	47,220	62,072	82	99	0.70	0.64
Long-term borrowings	21,062	29,212	302	407	5.74	5.57
Total interest-bearing
liabilities	617,679	606,247	1,971	2,153	1.28	1.42

Noninterest bearing
demand deposits	116,928	100,493
Other liabilities	3,317	3,873
Shareholders' equity	110,859	108,127
Total liabilities and
shareholders' equity	$848,783	$818,740

Interest rate spread					3.39%	3.58%
Net interest margin					3.65%	3.85%

Net interest income (taxable equivalent basis)			7,056	7,187
Less: Taxable equivalent adjustment			457	329
Net interest income			$6,599	$6,858

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30
	2011 vs. 2010
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(30)	$(41)	$11
Real Estate	(413)	(318)	(95)
Consumer	(17)	(21)	4
Total loans	(460)	(380)	(80)
Securities:
Federal agencies	(269)	(50)	(219)
Mortgage-backed	(13)	(111)	98
State and municipal	506	(184)	690
Other securities	(4)	7	(11)
Total securities	220	(338)	558
Deposits in other banks	(73)	(59)	(14)
Total interest income	(313)	(777)	464

Interest expense
Deposits:
Demand	(4)	(4)	-
Money market	(34)	(11)	(23)
Savings	-	-	-
Time	(22)	(292)	270
Total deposits	(60)	(307)	247

Customer repurchase agreements	(17)	8	(25)
Other borrowings	(105)	12	(117)
Total interest expense	(182)	(287)	105
Net interest income	$(131)	$(490)	$359

Six months ended June 30, 2011 and 2010

Net interest income on a taxable equivalent basis decreased $301,000 or 2.1%, for the six months ended June 30, 2011 compared to the comparable period in 2010. Decreases in the yield on earning assets and shifts in the volumes of those earning assets were the primary drivers of the decline in net interest income, as indicated by the Rate/Volume Analysis shown later in this section.

For the first six months of 2011 and 2010, the Company’s yield on earnings assets was 4.71% compared to 5.03%. The cost of interest bearing liabilities was 1.32% compared to 1.43%. The interest rate spread was 3.39% compared to 3.60%. The net interest margin, on a fully taxable equivalent basis, was 3.65% compared to 3.86%. Yields and rates generally fell between periods.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2011 and 2010.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Six Months Ended June 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2011	2010	2011	2010	2011	2010
Loans:
Commercial	$78,765	$78,974	$1,789	$1,892	4.58%	4.79%
Real estate	431,775	437,550	11,315	12,128	5.24	5.54
Consumer	7,089	6,628	256	271	7.28	8.18
Total loans	517,629	523,152	13,360	14,291	5.17	5.46

Securities:
Federal agencies	39,612	65,886	579	1,076	2.92	3.27
Mortgage-backed & CMOs	57,706	44,722	956	980	3.31	4.38
State and municipal	127,934	73,614	2,993	2,006	4.68	5.45
Other	5,933	7,308	115	130	3.88	3.56
Total securities	231,185	191,530	4,643	4,192	4.02	4.38

Deposits in other banks	20,730	28,094	84	178	0.82	1.27

Total interest-earning assets	769,544	742,776	18,087	18,661	4.71	5.02

Non-earning assets	73,338	72,882

Total assets	$842,882	$815,658

Deposits:
Demand	$97,465	$96,578	35	42	0.07	0.09
Money market	62,416	81,595	150	191	0.48	0.47
Savings	63,114	63,686	43	44	0.14	0.14
Time	322,776	269,256	2,939	3,005	1.84	2.23
Total deposits	545,771	511,115	3,167	3,282	1.17	1.28

Customer repurchase agreements	45,500	63,005	162	204	0.72	0.65
Other short-term borrowings	68	-	-	-	0.47	-
Long-term borrowings	24,439	29,230	698	814	5.71	6.00
Total interest-bearing
liabilities	615,778	603,350	4,027	4,300	1.32	1.43

Noninterest bearing
demand deposits	113,890	99,676
Other liabilities	3,168	3,818
Shareholders' equity	110,046	107,814
Total liabilities and
shareholders' equity	$842,882	$814,658

Interest rate spread					3.39%	3.59%
Net interest margin					3.65%	3.87%

Net interest income (taxable equivalent basis)			14,060	14,361
Less: Taxable equivalent adjustment			856	599
Net interest income			$13,204	$13,762

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30
	2011 vs. 2010
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(103)	$(98)	$(5)
Real Estate	(813)	(655)	(158)
Consumer	(15)	(33)	18
Total loans	(931)	(786)	(145)
Securities:
Federal agencies	(497)	(104)	(393)
Mortgage-backed	(24)	(271)	247
State and municipal	987	(318)	1,305
Other securities	(15)	11	(26)
Total securities	451	(682)	1,133
Deposits in other banks	(94)	(54)	(40)
Total interest income	(574)	(1,522)	948

Interest expense
Deposits:
Demand	(7)	(7)	-
Money market	(41)	5	(46)
Savings	(1)	(1)	-
Time	(66)	(606)	540
Total deposits	(115)	(609)	494

Repurchase agreements	(42)	19	(61)
Other borrowings	(116)	18	(134)
Total interest expense	(273)	(572)	299
Net interest income	$(301)	$(950)	$649

Noninterest Income

All comparisons discussed below are between the second quarter 2011 and the second quarter of 2010, unless otherwise noted.

Noninterest income was $1,988,000 in 2011 compared to $2,043,000 in 2010, a $55,000 or 2.7% decline. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts were $878,000 in 2011 compared to $801,000 in 2010, an increase of $77,000 or 9.6%.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts were $400,000 in 2011 compared to $483,000 in 2010, a decline of $83,000 or 17.2%. This reduction was primarily the result of lower deposit account returned check fee volume.

Other fees and commissions were $338,000 in 2011 compared to $288,000 in 2010, an increase of $50,000 or 17.4%, resulting from multiple small factors.

Mortgage banking income was $271,000 in 2011 compared to $343,000 in 2010, a decline of $72,000 or 21.0%. Volume has decreased in 2011 with the continued slowdown in the real estate market.

Securities losses were $19,000 for 2011 compared to a $4,000 gain in 2010. This change was mostly related to losses incurred on the sale of a private-label mortgage-backed security that had previously been designated as other than temporarily impaired.

Other noninterest income decreased to $120,000 compared to $124,000 in 2010, a decline of $4,000 or 3.2%.

Noninterest income for the six months ended June 30, 2011 was $3,959,000 compared to $3,967,000 for the same period in 2010, a decrease of $8,000.

Noninterest Expense

All comparisons discussed below are between the second quarter 2011 and the second quarter of 2010, unless otherwise noted.

Noninterest expense was $7,028,000 in 2011 compared to $5,874,000 in 2010, an increase of $1,154,000 or 19.6%. Over 70% of this increase was related to one-time merger expenses. The other major factors impacting that change are discussed below.

Salaries were $2,546,000 in 2011 compared to $2,596,000 in 2010, a $50,000 or 1.9% decrease.

Employee benefits were $624,000 in 2011 compared to $633,000 in 2010, a $9,000 or 1.4% decrease.

Foreclosed real estate losses were $413,000 in 2011 compared to $281,000 in 2010.  The major driver in this increased loss in the second quarter of 2011 was a $349,000 charge adjusting the appraised value of certain foreclosed real estate. That same property was written down $253,000 in 2010. The remaining value of that asset is $1,463,000 and represents 42% of other real estate owned at June 30, 2011.

Merger related expenses were $825,000 in 2011 resulting from the acquisition of MidCarolina Financial Corporation (“MidCarolina”).  There were no such expenses in first half of 2010.

Other noninterest expense was $1,446,000 in 2011 compared to $1,204,000 in 2010, an increase of $242,000 or 20.1%. This increase was the result of a multitude of small factors.

Noninterest expense for the six months ended June 30, 2011 was $12,807,000 compared to $11,374,000 for the same period in 2010, an increase of $1,433,000 or 12.6%.  Of this increase, $1,143,000 or 79.8% was related to one-time, merger expenses for the MidCarolina acquisition. This remainder of the increase was the result of the same factors discussed above for the quarter.

Income Taxes

The effective tax rate for the second quarter of 2011 was 17.3% compared to 26.5% for the second quarter of 2010. Interest income on tax exempt municipal securities was $273,000 or 49.2% higher in the 2011 quarter than the 2010 quarter.

The effective tax rate for the six months ended June 30, 2011 was 24.2% compared to 27.4% for the same period of 2010.

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

The available for sale securities portfolio was $231,393,000 at June 30, 2011 compared to $228,295,000 at December 31, 2010, a $3,098,000 or 1.4% increase.  The held to maturity securities portfolio was $2,381,000 at June 30, 2011 compared to $3,334,000 at December 31, 2010, a $953,000 or 28.6% decrease.

At June 30, 2011, the available for sale portfolio had an estimated fair value of $231,393,000 and an amortized cost of $225,256,000, resulting in a net unrealized gain of $6,137,000.  At the same dates, the held to maturity portfolio had an estimated fair value of $2,458,000 and an amortized cost of $2,381,000, resulting in a net unrealized gain of $77,000.

At June 30, 2011, mortgage-backed securities consisted almost exclusively of obligations of U.S. government sponsored enterprises.  During the quarter, three private label CMOs were sold, one of which was previously classified as other than temporarily impaired and sold for a loss of $46,000. There are no other securities in the portfolio consider other than temporarily impaired.

The Company is aware of the continued historically low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans decreased $2,729,000, or 0.5% between first quarter 2011 and the first quarter 2010.

Loans were $514,081,000 at June 30, 2011 compared to $520,781,000 at December 31, 2010, a $6,700,000 or 1.3% decrease. Approximately $3.5 million of the decline represented a loan participation with MidCarolina Bank, in Burlington, North Carolina, the subsidiary bank of MidCarolina, which the Company acquired on July 1, 2011.

Loans held for sale totaled $2,087,000 at June 30, 2011, and $3,135,000 at December 31, 2010, a $1,048,000 or 33.4% decrease. The bank has continued to experience declining demand for secondary market mortgage loans.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010

Commercial	$87,449	$85,051
Commercial real estate:
Construction and land development	35,756	37,168
Commercial real estate	208,685	210,393
Residential real estate:
Residential	114,510	119,398
Home equity	61,218	61,064
Consumer	6,463	7,707
Total loans	$514,081	$520,781

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

At June 30, 2011, the allowance for loan losses was $8,744,000, compared to $8,420,000 at December 31, 2010.  The allowance for loan losses as a percentage of loans at each of those dates was 1.70% and 1.62%.  During the first six months of 2011, the allowance for loan losses increased by $324,000 or 3.8% and the loan portfolio contracted by $6,700,000 or 1.3%. Management believes that the allowance is appropriate in light of the continued economic slowdown in our primary market areas.

The provision for loan losses for the six-month period was $673,000 and the provision for the year-ended 2010 was $1,490,000.

Net loans charge-offs totaled $349,000 for the six-month period in 2011 and $1,236,000 in 2010. Annualized net charge offs to average loans for the first six months of 2011  totaled 0.14% and 0.24% for the year 2010.

The following table presents the Company’s loan loss and recovery experience for the periods indicated.

Summary of Loan Loss Experience
(in thousands)

	Six Months	Year
	June 30,	December 31,
	2011	2010

Balance at beginning of period	$8,420	$8,166

Charge-offs:
Construction and land development	384	-
Commercial real estate	-	666
Residential real estate	107	310
Home equity	33	135
Total real estate	524	1,111
Commercial and industrial	132	306
Consumer	49	114
Total charge-offs	705	1,531

Recoveries:
Construction and land development	-	147
Commercial real estate	8	9
Residential real estate	25	29
Home equity	5	2
Total real estate	38	187
Commercial and industrial	279	32
Consumer	39	76
Total recoveries	356	295

Net charge-offs	349	1,236
Provision for loan losses	673	1,490
Balance at end of period	$8,744	$8,420

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio.

Asset Quality Ratios

	June 30,	December 31,
	2011	2010

Allowance to loans*	1.70%	1.62%
Net charge-offs to year-end allowance#	7.98	14.68
Net charge-offs to average loans#	0.14	0.24
Nonperforming assets to total assets*	0.82	0.76
Nonperforming loans to loans*	0.67	0.50
Provision to net charge-offs	192.84	120.52
Provision to average loans#	0.26	0.29
Allowance to nonperforming loans*	252.42	324.22

* - at quarter or year-end
# - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 0.67% at June 30, 2011 compared to 0.50% at December 31, 2010.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.82% of total assets at June 30, 2011, up from 0.76% at December 31, 2010.  Included in nonperforming assets, there were $649,000 in troubled debt restructurings at June 30, 2011 and $0 at December 31, 2010.

It is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $3,464,000 in nonperforming loans shown on the following table includes $649,000 in impaired loans which were also on nonaccrual status. The remainder represent loans which were not deemed impaired.  Based on the performance of these loans and existing circumstances, management did not believe loss was probable and did not classify these loans as impaired.

The following table presents the Company’s nonperforming asset.

Nonperforming Assets
(in thousands)

	June 30,	December 31,
	2011	2010
Nonaccrual loans:
Real estate	$ 2,532	$ 2,181
Commercial	160	401
Agricultural	-	-
Consumer	123	15
Total nonaccrual loans	2,815	2,597

Restructured loans		-
Real estate	649	-
Commercial	-	-
Agricultural	-	-
Consumer	-	-
Total restructured loans	649	-

Total nonperforming loans	3,464	2,597

Foreclosed real estate	3,513	3,716

Total nonperforming assets	$ 6,977	$ 6,313

Impaired Loans

  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	June 30,	December 31,
	2011	2010

Accruing	$ -	$ -
Nonaccruing	649	560
Total impaired loans	$ 649	$ 560

  Included in the impaired loan totals were $649,000 in troubled debt restructured loans at June 30, 2011 and $0 at December 31, 2010.

Other Real Estate Owned (Foreclosed Assets)

  Other real estate owned was carried on the consolidated balance sheets at $3,513,000 at June 30, 2011 and $3,716,000 at December 31, 2010. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. For significant amounts, these valuations are usually provided by outside annual appraisals.

  The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	June 30,	December 31,
	2011	2010

Construction and land development	$ 1,955	$ 2,293
Farmland	-	-
1-4 family residential	850	1,078
Multifamily (5 or more) residential	-	-
Commercial real estate	708	345
	$ 3,513	$ 3,716

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $658,950,000 at June 30, 2011 compared to $640,098,000 at December 31, 2010, an $18,852,000 or 2.9% increase. Growth has been most apparent in transaction and money market accounts during 2011. Core deposit growth continues to be an ongoing strategic goal and challenge for the Company and the community banking industry in general.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $111,190,000 at June 30, 2011 compared to $108,087,000 at December 31, 2010, an increase of $3,103,000 or 2.9%.

The Company paid cash dividends of $0.23 per share during the second quarter of 2011 while the basic and diluted earnings per share for the same period was $0.16.  The Company paid cash dividends of $0.46 per share for the first half of 2011 while the basic and diluted earnings per share were $0.45.  The aggregate Company’s current capital position provided the Board of Directors with the strategic flexibility to temporarily pay a cash dividend disproportionately high relative to current earnings.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2011, the Company's Tier I and total capital ratios were 18.72% and 19.98%, respectively.  At December 31, 2010, these ratios were 18.38% and 19.64%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.74% and 12.74% at June 30, 2011 and December 31, 2010, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2011, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	June 30, 2011	December 31, 2010

Commitments to extend credit	$139,780	$134,435
Standby letters of credit	2,306	1,588
Mortgage loan rate-lock commitments	1,851	4,235

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.  The simulation projects that if rates increase over a 12 month period by one percent, net interest income is expected to increase by 3.2%. Management has no expectation that market rates will decline in the near term, given the prevailing economy.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2011, principal advance obligations to the FHLB consisted of $413,000 in fixed-rate, long-term advances compared to $8,488,000 in long-term advances and $6,110,000 in short-term advances at December 31, 2010.  The Company also had outstanding $40 million in letters of credit at June 30, 2011 and $20 million in letters of credit at December 31, 2010. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

The Company had fixed-rate term advance borrowing contracts with the FHLB as of June 30, 2011, with the following final maturities:

Amount	Maturity Date
$ 413,000	March 2014
$ 413,000

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2011.

There have been no material changes to market risk as disclosed in the Company’s 2010 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
2.1
Agreement and Plan of Reorganization, dated December 15, 2010, by and between American National Bankshares Inc. and MidCarolina Financial Corporation (incorporated by reference to Exhibit 2.1 to American National Bankshares Inc.’s Current Report on Form 8-K filed on December 17, 2010).

3.1
Articles of Incorporation of American National Bankshares Inc., as amended July 1, 2011 (incorporated by reference to Exhibit 3.1 to American National Bankshares Inc.’s Current Report on Form 8-K filed on July 5, 2011).

3.2	Bylaws of American National Bankshares Inc., as amended July 1, 2011 (incorporated by reference to Exhibit 3.2 to American National Bankshares Inc.’s Current Report on Form 8-K filed on July 5, 2011).

11.0	Refer to EPS calculation in the Notes to Financial Statements

31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – August 5, 2011	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – August 5, 2011	Chief Financial Officer