Form 10-Q
period 2011-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2011-11-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 8, 2011 the Company had 7,802,976 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
ASSETS	2011	2010
Cash and due from banks	$23,450	$9,547
Interest-bearing deposits in other banks	30,086	8,967

Securities available for sale, at fair value	311,517	228,295
Securities held to maturity (fair value of $2,450 at 9/30/11
and $3,440 at 12/31/10)	2,383	3,334
Total securities	313,900	231,629

Restricted stock, at cost	6,404	4,062
Loans held for sale	3,359	3,135

Loans, net of unearned income	817,858	520,781
Less allowance for loan losses	(9,086)	(8,420)
Net loans	808,772	512,361

Premises and equipment, net	26,263	19,509
Other real estate owned, net	5,920	3,716
Goodwill	37,709	22,468
Core deposit intangibles, net	7,142	1,320
Accrued interest receivable and other assets	42,134	16,950
Total assets	$1,305,139	$833,664

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$170,398	$105,240
Demand deposits -- interest bearing	188,480	90,012
Money market deposits	199,172	59,891
Savings deposits	72,428	62,522
Time deposits	433,999	322,433
Total deposits	1,064,477	640,098

Short-term borrowings:
Customer repurchase agreements	43,758	47,084
Other short-term borrowings	-	6,110
Long-term borrowings	10,238	8,488
Trust preferred capital notes	27,190	20,619
Accrued interest payable and other liabilities	8,115	3,178
Total liabilities	1,153,778	725,577

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
1,000,000 shares of Series A preferred stock outstanding
at September 30, 2011 and none issued at December 31, 2010	5,000	-
Common stock, $1 par, 20,000,000 shares authorized,
7,802,976 shares outstanding at September 30, 2011 and
6,127,735 shares outstanding at December 31, 2010	7,803	6,128
Capital in excess of par value	56,094	27,268
Retained earnings	77,092	74,850
Accumulated other comprehensive income (loss), net	5,372	(159)
Total shareholders' equity	151,361	108,087
Total liabilities and shareholders' equity	$1,305,139	$833,664

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	September 30
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$12,510	$6,994
Interest and dividends on securities:
Taxable	1,192	1,253
Tax-exempt	1,014	621
Dividends	35	24
Other interest income	28	90
Total interest and dividend income	14,779	8,982

Interest Expense:
Interest on deposits	2,079	1,722
Interest on short-term borrowings	82	93
Interest on long-term borrowings	86	65
Interest on trust preferred capital notes	189	343
Total interest expense	2,436	2,223

Net Interest Income	12,343	6,759
Provision for Loan Losses	525	435

Net Interest Income After Provision for Loan Losses	11,818	6,324

Noninterest Income:
Trust fees	921	842
Service charges on deposit accounts	575	478
Other fees and commissions	429	290
Mortgage banking income	374	428
Securities gains, net	-	67
Other	399	136
Total noninterest income	2,698	2,241

Noninterest Expense:
Salaries	3,676	2,596
Employee benefits	731	564
Occupancy and equipment	916	732
FDIC assessment	94	203
Bank franchise tax	206	168
Core deposit intangible amortization	545	94
Foreclosed real estate, net	(261)	(5)
Merger related expenses	390	-
Other	2,267	1,179
Total noninterest expense	8,564	5,531

Income Before Income Taxes	5,952	3,034
Income Taxes	1,823	806
Net Income	4,129	2,228
Dividends on preferred stock	51	-
Net income available to common shareholders	$4,078	$2,228

Net Income Per Common Share:
Basic	$0.52	$0.36
Diluted	$0.52	$0.36
Average Common Shares Outstanding:
Basic	7,800,614	6,125,359
Diluted	7,806,668	6,131,129

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Nine Months Ended
	September 30
	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$25,807	$21,220
Interest and dividends on securities:
Taxable	3,446	3,844
Tax-exempt	2,557	1,641
Dividends	88	71
Other interest income	112	268
Total interest and dividend income	32,010	27,044

Interest Expense:
Interest on deposits	5,246	5,004
Interest on short-term borrowings	244	297
Interest on long-term borrowings	144	192
Interest on trust preferred capital notes	829	1,030
Total interest expense	6,463	6,523

Net Interest Income	25,547	20,521
Provision for Loan Losses	1,198	1,005

Net Interest Income After Provision for Loan Losses	24,349	19,516

Noninterest Income:
Trust fees	2,727	2,455
Service charges on deposit accounts	1,396	1,440
Other fees and commissions	1,083	856
Mortgage banking income	792	1,017
Securities gains (losses), net	(18)	42
Other	677	398
Total noninterest income	6,657	6,208

Noninterest Expense:
Salaries	8,707	7,590
Employee benefits	1,896	1,837
Occupancy and equipment	2,311	2,209
FDIC assessment	496	597
Bank franchise tax	557	503
Core deposit intangible amortization	734	283
Foreclosed real estate, net	174	279
Merger related expenses	1,534	-
Other	4,962	3,607
Total noninterest expense	21,371	16,905

Income Before Income Taxes	9,635	8,819
Income Taxes	2,716	2,392
Net Income	6,919	6,427
Dividends on preferred stock	51	-
Net income available to common shareholders	$6,868	$6,427

Net Income Per Common Share:
Basic	$1.02	$1.05
Diluted	$1.02	$1.05
Average Common Shares Outstanding:
Basic	6,705,607	6,122,876
Diluted	6,712,960	6,128,481

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands) (Unaudited)

					Accumulated
			Capital in		Other	Total
	Preferred	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2009	$-	$6,110	$26,962	$72,208	$1,109	$106,389

Net income	-	-	-	6,427	-	6,427

Change in unrealized gains on securities
available for sale, net of tax, $1,105	-	-	-	-	2,051

Add: Reclassification adjustment for losses
on impairment of securites, net of tax, $11	-	-	-	-	20

Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(26)	-	-	-	-	(47)

Other comprehensive income					2,024	2,024

Total comprehensive income						8,451

Stock options exercised	-	3	44	-	-	47

Stock based compensation expense	-	-	47	-	-	47

Equity based compensation	-	13	147	-	-	160

Cash dividends declared, $0.69 per share	-	-		(4,226)	-	(4,226)

Balance, September 30, 2010	$-	$6,126	$27,200	$74,409	$3,133	$110,868

Balance, December 31, 2010	$-	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	-	6,919		6,919

Change in unrealized gains on securities
available for sale, net of tax, $2,972	-	-	-	-	5,519

Less: Reclassification adjustment for losses
on securities available for sale, net of
tax, $6	-	-	-	-	12

Other comprehensive income					5,531	5,531

Total comprehensive income						12,450

Issuance of common stock		1,626	28,279		-	29,905

Issuance of preferred stock	5,000	-	-	-	-	5,000

Stock options exercised	-	11	162	-	-	173

Stock based compensation expense	-	-	48	-	-	48

Equity based compensation	-	38	337	-	-	375

Dividends on preferred stock	-	-	-	(51)	-	(51)

Cash dividends declared, $0.69 per share	-	-	-	(4,626)		(4,626)

Balance, September 30, 2011	$5,000	$7,803	$56,094	$77,092	$5,372	$151,361

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands) (Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$6,919	$6,427
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,198	1,005
Depreciation	770	941
Core deposit intangible amortization	734	283
Net amortization of securities	1,086	296
Net (gain) loss on sale or call of securities	18	(73)
Impairment of securities	-	31
Gain on loans held for sale	(95)	(902)
Proceeds from sales of loans held for sale	31,901	36,195
Originations of loans held for sale	(31,917)	(36,755)
Net gain on foreclosed real estate	(185)	(2)
Net change in valuation allowance on foreclosed real estate	359	281
Stock-based compensation expense	48	47
Equity based compensation	375	160
Deferred income tax benefit	(92)	(311)
Net change in interest receivable	825	(451)
Net change in other assets	865	624
Net change in interest payable	(164)	(45)
Net change in other liabilities	1,263	432
Net cash provided by operating activities	13,908	8,183

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,099	815
Proceeds from sales of securities held to maturity	-	184
Proceeds from maturities and calls of securities available for sale	56,405	88,858
Proceeds from maturities and calls of securities held to maturity	961	1,299
Purchases of securities available for sale	(85,230)	(106,706)
Net change in loans	28,818	6,933
Proceeds from sale of premises and equipment	(114)	-
Purchases of premises and equipment	(549)	(1,888)
Proceeds from sales of foreclosed real estate	1,896	156
Purchases of foreclosed real estate	(51)	-
Cash paid in bank acquisition	(12)	-
Cash acquired in bank acquisition	34,783	-
Net cash provided by (used in) investing activities	39,006	(10,349)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	31,502	(27,079)
Net change in time deposits	(27,371)	48,436
Net change in repurchase agreements	(3,326)	(11,644)
Net change in short-term borrowings	(6,110)	-
Net change in long-term borrowings	(8,108)	(113)
Net change in trust preferred capital notes	25	-
Common stock dividends paid	(4,626)	(4,226)
Preferred stock dividends paid	(51)	-
Proceeds from exercise of stock options	173	47
Net cash (used in) provided by financing activities	(17,892)	5,421

Net Increase in Cash and Cash Equivalents	35,022	3,255

Cash and Cash Equivalents at Beginning of Period	18,514	23,943

Cash and Cash Equivalents at End of Period	$53,536	$27,198

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

In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed the liabilities of the MidCarolina Statutory Trust I and II which was also formed for the purpose of issuing preferred securities.  Refer to Note 9 for further details concerning these variable interest entities.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the Trust, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2011; the consolidated statements of income for the three and nine months ended September 30, 2011 and 2010; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010; and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may occur for the year ending December 31, 2011.  Refer to Note 2 regarding the merger of MidCarolina Financial Corporation into American National Bankshares Inc. as of July 1, 2011.  This transaction will be reported as of July 1 and prior periods will not be restated.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2010.

Note 2 – Completed Merger

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

        Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of American National common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each share of American National common stock outstanding immediately prior to the merger has continued to be outstanding after the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of American National common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of American National for each MidCarolina preferred share held immediately before the merger.  The American National Series A preferred stock has terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

Index

American National issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the now outstanding shares of American National.

In connection with the transaction, MidCarolina Bank was merged with and into American National Bank and Trust Company. The former offices of MidCarolina Bank are expected to operate under the name “MidCarolina Bank, a division of American National Bank and Trust Company” until early 2012.

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $15.2 million, which will not be amortizable and is not deductible for tax purposes. American National allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.5 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

The fair values listed below are preliminary estimates and are subject to adjustment, however, while they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the merger.

        In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table:

(dollars in thousands)
Consideration Paid:
Common shares issued (1,626,157)	$29,905
Cash paid to Shareholders	12
Preferred shares issued (5,000)	5,000
Value of consideration	34,917

Assets acquired:
Cash and cash equivalents	34,783
Investment securities	51,442
Loans held for sale	113
Loans, net of unearned income	327,112
Premises and equipment, net	6,861
Deferred income taxes	15,626
Core deposit intangible	6,556
Other assets	17,673
Total assets	460,166

Liabilities assumed:
Deposits	420,248
FHLB advances	9,858
Other borrowings	6,546
Other liabilities	3,838
Total Liabilities	440,490
Net assets acquired	19,676
Goodwill resulting from merger with MidCarolina	$15,241

        In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $40.3 million. The performing portion of the portfolio estimated fair value was $289.2 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ ASC”) 310-20 (formerly SFAS 91).

Index

        Certain loans, those for which specific credit-related deterioration, since origination, was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

The following tables details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (formerly Statement of Position (“SOP”) 03-3) as of July 1, 2011:

Contractually required principal and interest at acquisition	$56,869
Contractual cash flows not expected to be collected (nonaccretable difference)	15,433
Expected cash flows at acquisition	41,436
Interest component of expected cash flows (accretable discount)	3,547
Fair value of acquired loans accounted for under FASB ASC 310-30	$37,889

        In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by MidCarolina.

In connection with the merger with MidCarolina, the Company acquired an investment portfolio with a fair value of $51.4 million. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the merger with MidCarolina, the Company recorded a deferred income tax asset of $15.6 million related to MidCarolina’s valuation allowance on foreclosed real estate and bad debt expenses, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, Individual Retirement Accounts Brokered, and CDARs. For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to increase interest expense over the remaining maturities of the respective pools.

The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances was determined based on the discounted cash flows of further payments.This adjustment to the face value of the borrowings will be accreted to increase interest expense over the remaining lives of the respective borrowings.

Direct costs related to the acquisition were expensed as incurred. During the nine months ended September 30, 2011, the Company incurred $1.5 million in merger and acquisition integration expenses related to the transaction, including $1.3 million in professional services, $130 thousand in technology and communications, $22 thousand in advertising and marketing, and $26 thousand in other non-interest expenses.

The following table presents unaudited pro forma information as if the merger with MidCarolina had occurred on January 1, 2010. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. It also reflects the removal of $5.1 million in merger related expenses reflected on the books of both banks.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with MidCarolina occurred in 2010. In particular, expected operational cost savings are not reflected in the pro forma amounts.

Index

	Pro forma
	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Net interest income	$38,185	$37,925
Provision for loan loss	(3,598)	(6,023)
Non-interest income	6,354	8,094
Non-interest expense and income taxes	(31,635)	(31,022)
Net income	$9,306	$8,974

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$33,519	$734	$-	$34,253
Mortgage-backed & private label CMOs	95,675	1,688	393	96,970
State and municipal	169,548	8,405	44	177,909
Corporate	2,301	84	-	2,385
Total securities available for sale	301,043	10,911	437	311,517

Securities held to maturity:
State and municipal	2,383	67	-	2,450
Total securities held to maturity	2,383	67	-	2,450
Total Securities	$303,426	$10,978	$437	$313,967

	December 31, 2010
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies & GSE	$57,292	$785	$-	$58,077
Mortgage-backed & private label CMOs	62,128	1,273	419	62,982
State and municipal	104,937	1,582	1,421	105,098
Corporate	1,974	164	-	2,138
Total securities available for sale	226,331	3,804	1,840	228,295

Securities held to maturity:
State and municipal	3,334	106	-	3,440
Total securities held to maturity	3,334	106	-	3,440
Total Securities	$229,665	$3,910	$1,840	$231,735

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.  Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$22,891	$183	$22,891	$183	$-	$-
CMOs	8,907	210	8,809	193	98	17
State and municipal	2,580	44	2,580	44	-	-
Total	$34,378	$437	$34,280	$420	$98	$17

Index

Mortgage-backed securities:  The unrealized losses on the Company's investment in 11 Government-Sponsored Enterprise (“GSE”) mortgage-backed securities and one Government National Mortgage Association (“GNMA”) mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by a GSE or agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

Collateralized Mortgage Obligations (“CMOs”): The unrealized loss associated with one private label residential CMO, with a book value of $115,000, is primarily driven by higher projected collateral losses, wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model when needed.  Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The unrealized loss associated with eight CMOs was caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

State and municipal securities:  The unrealized losses on the four investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2011.

The Company’s investment in FHLB stock totaled $3,545,000 at September 30, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLBs or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary Impaired Securities

There were no other-than-temporary impaired securities held at September 30, 2011.  One variable rate CMO which was impaired, held at December 31, 2010, was sold during the second quarter of 2011.  During 2010, the Company had recognized an impairment charge to earnings of $31,000.  The sale during the second quarter of 2011 resulted in an additional loss of $46,000.

Index

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

	September 30,	December 31,
(in thousands)	2011	2010

Commercial	$133,731	$85,051
Commercial real estate:
Construction and land development	53,723	37,168
Commercial real estate	347,865	210,393
Residential real estate:
Residential	172,454	119,398
Home equity	100,231	61,064
Consumer	9,854	7,707
Total loans	$817,858	$520,781

Interest income on loans acquired from MidCarolina for the third quarter of 2011 was approximately $6.0 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2011 are as follows:

September 30,
(in thousands)	2011
Oustanding principal balance	$343,259
Carrying amount	304,769

The outstanding principal balance and related carrying amount of acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, as of the indicated dates is as follows:

	September 30,	December 31,
(in thousands)	2011	2010
Oustanding principal balance	$55,113	$390
Carrying amount	36,502	166

The following table presents changes in the accretable discount on acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the nine months ended September 30, 2011.

Accretable
(in thousands)	Discount
Balance at December 31, 2010	$27
Recorded at acquisition, July 1, 2011	3,547
Accretion	(580)
Balance at September 30, 2011	$2,994

        The following table shows an analysis by portfolio class of the Company’s past due loans at September 30, 2011 and December 31, 2010. It is the operating policy of the Company that any loan past due 90 days will be transferred to nonaccrual loan status, therefore there are no loans reported in the 90 days and accruing column below.

At September 30, 2011			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$154	$275	$-	$1,840	$2,269	$131,462	$133,731
Commercial real estate:
Construction and land development	187	292	-	6,669	7,148	46,575	53,723
Commercial real estate	2,001	32	-	1,331	3,364	344,501	347,865
Residential:
Residential	554	89	-	3,499	4,142	168,312	172,454
Home equity	231	70	-	56	357	99,874	100,231
Consumer:
Consumer	35	16	-	60	111	9,743	9,854
Total	$3,162	$774	$-	$13,455	$17,391	$800,467	$817,858

At December 31, 2010			90 Days +
			Past due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$-	$46	$-	$401	$447	$84,604	$85,051
Commercial real estate:
Construction and land development	-	40	-	59	99	37,069	37,168
Commercial real estate	572	175	-	614	1,361	209,032	210,393
Residential:
Residential	742	704	-	1,419	2,865	116,533	119,398
Home equity	15	23	-	97	135	60,929	61,064
Consumer:
Consumer	8	72	-	7	87	7,620	7,707
Total	$1,337	$1,060	$-	$2,597	$4,994	$515,787	$520,781

Index

        The following table presents the Company’s impaired loan balances by portfolio class at September 30, 2011.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$64	$-
Commercial real estate:
Construction and land development	771	794	-	324	-
Commercial real estate	162	162	-	211	-
Residential:
Residential	513	569	-	326	-
Home equity	170	170	-	19	-
Consumer:
Consumer	56	59	-	6	-
With an related allowance recorded:
Residential:
Residential	175	175	44	19	-

Total:
Commercial	$-	$-	$-	$64	$-
Commercial real estate:
Construction and land development	771	794	-	324	-
Commercial real estate	162	162	-	211	-
Residential:
Residential	688	744	44	345	-
Home equity	170	170	-	19	-
Consumer:
Consumer	56	59	-	6	-

Index

        The following table presents the Company’s impaired loan balances by portfolio class at December 31, 2010.

(in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$231	$240	$-	$531	$9
Commercial real estate:
Construction and land development	329	355	-	1,291	7
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	681	1
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
With an related allowance recorded:
Residential:
Residential	-	-	-	-	-

Total:
Commercial	$231	$240	$-	$531	$9
Commercial real estate:
Construction and land development	329	355	-	1,291	7
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	681	1
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-

        The following table shows the detail of loans modified as Troubled Debt Restructurings (“TDRs”) included in the impaired loan balances for the three and nine months ended September 30, 2011.

(dollars in thousands)	Loans Modified as a TDR for the			Loans Modified as a TDR for the
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Recorded	Increase in		Recorded	Increase in
	Number of	Investment	the Allowance	Number of	Investment	the Allowance
	Contracts	(as of period end)	(as of period end)	Contracts	(as of period end)	(as of period end)
Commercial	-	$-	$-	-	$-	$-
Commercial real estate:
Construction and land development	-	-	-	3	335	-
Other	1	44	-	1	44	-
Residential:
Residential	-	-	-	1	291	-
Home Equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	1	$44	$-	5	$670	$-

        None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three and nine month periods ending September 30, 2011.

Index

        The following table shows the Company’s loan portfolio broken down by internal risk grading.

Credit Quality Indicators
As of September 30, 2011
(in thousands)

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$130,346	$36,091	$325,842	$152,795	$97,091
Special Mention	1,302	1,985	17,924	12,023	1,703
Substandard	2,083	15,647	4,099	7,636	1,437
Doubtful	-	-	-	-	-
Total	$133,731	$53,723	$347,865	$172,454	$100,231

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$9,610
Nonperforming	244
Total	$9,854

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

Index

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

        Other real estate owned was $5,920,000 at September 30, 2011 and $3,716,000 December 31, 2010.

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

        Changes in the allowance for loan losses and the reserve for unfunded lending commitments for the nine months ended September 30, 2011 and 2010, and for the year ended December 31, 2010, are presented below:

(in thousands)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010

Allowance for Loan Losses
Balance, beginning of period	$8,420	$8,166	$8,166
Provision for loan losses	1,198	1,490	1,005
Charge-offs	(957)	(1,531)	(869)
Recoveries	425	295	240
Balance, end of period	$9,086	$8,420	$8,542

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$218	$260	$260
Provision for loan losses	(15)	(42)	(30)
Charge-offs	-	-	-
Balance, end of period	$203	$218	$230

        The reserve for unfunded loan commitments is included in other liabilities.

Index

        The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,631	$2,921	$117	$8,420
Charge-offs	(132)	(426)	(330)	(69)	(957)
Recoveries	316	10	44	55	425
Provision	43	413	674	68	1,198
Balance as of September 30, 2011	$978	$4,628	$3,309	$171	$9,086

Balances at September 30, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$44	$-	$44
Collectively evaluated for impairment	978	4,628	3,265	171	9,042
Total	$978	$4,628	$3,309	$171	$9,086

Loans
Individually evaluated for impairment	$-	$933	$858	$56	$1,847
Collectively evaluated for impairment	128,883	380,630	260,199	9,798	779,510
Loans acquired with deteriorated credit quality	4,848	20,024	11,629	-	36,501
Total	$133,731	$401,587	$272,686	$9,854	$817,858

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	751	4,631	2,921	117	8,420
Total	$751	$4,623	$2,929	$117	$8,420

Loans
Individually evaluated for impairment	$231	$329	$-	$-	$560
Collectively evaluated for impairment	84,820	247,103	180,399	7,707	520,029
Loans acquired with deteriorated credit quality	-	129	63	-	192
Total	$85,051	$247,561	$180,462	$7,707	$520,781

Note 6 – Goodwill and Other Intangible Assets

In January 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (ASC 805), “Goodwill and Other Intangible Assets”.  Accordingly, goodwill is no longer subject to amortization, but is subject to at least an annual assessment for impairment by applying a fair value test.   A fair value-based test was performed during the third quarter of 2011 that determined there has been no impairment in the value of goodwill.

        The goodwill and core deposit intangible balances presented below resulted from the acquisition of MidCarolina on July 1, 2011 and the acquisition of Community First in April of 2006. For further information regarding the goodwill and other intangible assets recorded in connection with the acquisition of MidCarolina, please refer to note 2, above.

Index

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows:

(in thousands)	Goodwill	Intangibles
Balance December 31, 2010	$22,468	$1,320
Additions	15,241	6,556
Amortization	-	(734)
Impairment	-	-
Balance September 30, 2011	$37,709	$7,142

Note 7 – Short-term Borrowings

        Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010

Customer repurchase agreements	$43,758	$47,084
FHLB overnight borrowings	-	6,110
	$43,758	$53,194

Note 8 – Long-term Borrowings

         Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of September 30, 2011, $434,900,000 in loans was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011			December 31, 2010
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$375	3.78%	March 2011	$8,000	2.93%
November 2017	9,863	2.98	April 2014	488	3.78
	$10,238	3.01%		$8,488	2.98%

        The advance due in November of 2017 is net of a valuation allowance $137,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

          In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At September 30, 2011, the Company’s public deposits totaled $122,704. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2011, the Company had $72 million in letters of credit with the FHLB outstanding to provide collateral for such deposits.

Index
Note 9 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a newly formed, wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011.  The securities required initially quarterly distributions by the Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate reset quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the Trust, along with proceeds of $619,000 received by the Trust from the issuance of common securities by the Trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a Junior Subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in Junior Subordinated debentures to MidCarolina Trust I and II (together, the “MidCarolina Trusts”), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long term obligations, which currently qualify as Tier I capital, constitute and full and unconditional guarantee by the Company of the MidCarolina Trusts’ obligations. The MidCarolina Trusts are not consolidated in the Company’s financial statements.

        In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

        A description of the Junior Subordinated debt securities outstanding payable to the trusts as of September 30, 2011 and December 31, 2010 are shown below:

Issuing Entity	Issued	Rate	Date	2011	2010

AMNB I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	3,972	-
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,599	-
		2.90%
				$27,190	$20,619

The principal amounts reflected for the MidCarolina I and the MidCarolina II are net of valuation allowances of $1,183,000 and $1,010,000 respectively. The original valuation allowances of $1,197,000 and $1,032,000 were recorded as a result of the merger with MidCarolina on July 1, 2011.

Index

Note 10 – Stock Based Compensation

The Company’s 2008 Stock Incentive Plan (“2008 Plan”) was adopted by the Board of Directors of the Company on February 19, 2008 and approved by shareholders on April 22, 2008 at the Company’s 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company’s stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006.

Stock Options

        A summary of stock option transactions for the nine months ended September 30, 2011, is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value ($000)
Outstanding at December 31, 2010	159,499	$21.48
Acquired in acquisition	120,312	26.54
Granted	-	-
Exercised	(10,522)	16.45
Forfeited	(650)	22.69
Outstanding at September 30, 2011	268,639	$23.94	4.7	$60
Exercisable at September 30, 2011	240,750	$24.38		$42

        The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of September 30, 2011, there was $16,000 in total unrecognized compensation expense related to nonvested stock option grants.

Restricted Stock

        The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s common stock.  The value of the stock awarded is established as the fair market value of the common stock at the time of the grant.  The Company recognizes expenses, equal to the total value of such awards, ratably over the vesting period of the stock grants.

        The Company made its second restricted grant to executive officers in the first quarter 2011. These grants cliff vest over a 24-month period. On January 18, 2011, the Company issued 12,830 shares of restricted stock to its six executive officers and four regional executives.

        Nonvested restricted stock for the nine months ended September 30, 2011 is summarized in the following table.

Restricted Stock	Shares	Grant date fair value

Nonvested at December 31, 2010	8,712	$21.36
Granted	12,830	22.77
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2011	21,542	$22.19

        As of September 30, 2011, there was $206,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plan.  This cost is expected to be recognized over the next 15 months.

        Starting in 2010, the Company began offering its directors an option on director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per month in cash or $500 in immediately vested, but restricted stock.  For the first nine months of 2011, 13 15 directors elected to receive stock in lieu of cash for their retainer and meeting fees. Only outside directors receive board fees. The Company issued 8,925 and 4,472 shares and recognized share based compensation expense of $170,000 and $90,000 during first nine months of 2011 and 2010, respectively.

Index

Note 11 – Earnings Per Share

        The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2011		2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,800,614	$0.52	6,125,359	$0.36
Effect of dilutive securities - stock options	6,054	-	5,770	-
Diluted	7,806,668	$0.52	6,131,129	$0.36

	Nine Months Ended
	September 30,
	2011		2010
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	6,705,607	$1.02	6,122,876	$1.05
Effect of dilutive securities - stock options	7,353	-	5,605	-
Diluted	6,712,960	$1.02	6,128,481	$1.05

        Stock options on common stock, which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2011 and 2010 because their effects were antidilutive, averaged 114,081 and 82,627, respectively.

Note 12 – Employee Benefit Plans

        Following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$27	$23	$81	$69
Interest cost	101	117	303	351
Expected return on plan assets	(131)	(135)	(393)	(405)
Recognized net actuarial loss	40	57	120	171
Net periodic benefit cost	$37	$62	$111	$186

        The Company’s does not anticipate contributing to the plan for 2011.

Index

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

Index

Segment information as of and for the three and nine month periods ended September 30, 2011 and 2010, is shown in the following table.

	Three Months Ended September 30, 2011
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$14,779	$-	$16	$(16)	$14,779
Interest expense	2,288	-	164	(16)	2,436
Noninterest income	1,657	1,036	5	-	2,698
Income before income taxes	5,720	663	(431)	-	5,952
Net income	4,087	438	(396)	-	4,129
Depreciation and amortization	712	5	-	-	722
Total assets	1,304,236	-	903	-	1,305,139
Capital expenditures	300	-	-	-	300

	Three Months Ended September 30, 2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,982	$-	$29	$(29)	$8,982
Interest expense	1,909	-	343	(29)	2,223
Noninterest income	1,359	872	10	-	2,241
Income before income taxes	2,796	579	(341)	-	3,034
Net income	2,071	382	(225)	-	2,228
Depreciation and amortization	394	5	-	-	399
Total assets	823,582	-	635	-	824,217
Capital expenditures	789	-	-	-	789

	Nine Months Ended September 30, 2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,010	$-	$48	$(48)	$32,010
Interest expense	5,707	-	804	(48)	6,463
Noninterest income	3,714	2,919	24	-	6,657
Income before income taxes	9,956	1,841	(2,162)	-	9,635
Net income	7,557	1,215	(1,853)		6,919
Depreciation and amortization	1,489	15	-	-	1,504
Total assets	1,304,236	-	903	-	1,305,139
Capital expenditures	549	-	-	-	549

	Nine Months Ended September 30, 2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$27,044	$-	$103	$(103)	$27,044
Interest expense	5,596	-	1,030	(103)	6,523
Noninterest income	3,649	2,528	31	-	6,208
Operating income before income taxes	8,243	1,659	(1,083)	-	8,819
Net income	6,047	1,095	(715)		6,427
Depreciation and amortization	1,211	13	-	-	1,224
Total assets	823,582	-	635	-	824,217
Capital expenditures	1,887	1	-	-	1,888

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

Index

    The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements at September 30, 2011 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$34,253	$-	$34,253	$-
Mortgage-backed & private label CMOs	96,970	-	96,970	-
State and municipal	177,909	-	177,909	-
Corporate	2,385	-	2,385	-
Total	$311,517	$-	$311,517	$-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$58,077	$-	$58,077	$-
Mortgage-backed & private label CMOs	62,982	-	62,594	388
State and municipal	105,098	-	105,098	-
Corporate	2,138	-	2,138	-
Total	$228,295	$-	$227,907	$388

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2011	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2011
Securities available for sale
Private label Collateralized Mortgage Obligation (ARM)	$388	$(46)	$177	$(519)	$-	$-

Total assets	$388	$(46)	$177	$(519)	$-	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Index

        The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2011.  Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

        The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at September 30, 2011 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets
Loans held for sale	$3,359	-	$3,359	-
Impaired loans, net of valuation allowance	1,847	-	1,847	-
Other real estate owned	5,920	-	5,920	-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets
Loans held for sale	$3,135	-	$3,135	-
Impaired loans, net of valuation allowance	560	-	560	-
Other real estate owned	3,716	-	3,716	-

Index

        The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$53,536	$53,536	$18,514	$18,514
Securities available for sale	311,517	311,517	228,295	228,295
Securities held to maturity	2,383	2,450	3,334	3,440
Loans held for sale	3,359	3,359	3,135	3,135
Loans, net of allowance	808,772	806,313	512,361	519,338
Accrued interest receivable	4,327	4,327	3,704	3,704

Financial liabilities:
Deposits	$1,064,477	$1,078,714	$640,098	$642,705
Repurchase agreements	43,758	43,758	47,084	47,084
Other borrowings	10,238	10,091	14,598	14,600
Trust preferred capital notes	27,190	27,169	20,619	20,531
Accrued interest payable	824	824	831	831

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2011 and December 31, 2010, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

Index
The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended
(dollars in thousands)	September 30,
	2011	2010
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$23,450	$10,860
Interest-bearing deposits in other banks	30,086	16,338

	$53,536	$27,198

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,470	$6,572
Income taxes	1,754	2,488
Noncash investing and financing activities:
Transfer of loans to other real estate owned	685	1,008
Unrealized gain on securities available for sale	8,509	3,114

Transactons related to bank acquisitions:

Assets acquired:
Investment securities	51,442	-
Loans held for sale	113	-
Loans, net of unearned income	327,112	-
Premises and equipment, net	6,861	-
Deferred income taxes	15,626	-
Core deposit intangible	6,556	-
Other real estate owned	3,538	-
Other assets	14,135	-

Liabilities assumed:
Demand, MMDA, & savings deposits	281,311	-
Time deposits	138,937	-
FHLB advances	9,858	-
Other borrowings	6,546	-
Other liabilities	3,838	-

Issuance of preferred stock	5,000	-
Issuance of common stock	29,905	-

Index

Note 16 – Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, were required for periods beginning on or after December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

Index
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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRSs”).”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principals in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Exchange Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform  these rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Exchange Act of 1934 and the Investment Company Act of 1940.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 for previously announced accounting pronouncements.

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

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principals (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) goodwill impairment, and (3) acquired loans.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

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

Allowance for Loan Losses and Reserve for Unfunded Loan Commitments

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: Financial Accounting Standards Board (“FASB”) Topic 450-25 Contingencies - Recognition which requires that losses be accrued when they are probable of occurring and estimable and Financial Accounting Standards Board (“FASB”) Topic 310-10 Receivables – Overall – Subsequent Measurement which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

Index

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

Acquired Loans with Specific Credit-Related Deterioration

        Acquired loans with specific credit deterioration are accounted for by the Company in accordance with FASB Accounting Standards Codification (“ASC”) 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in the third quarter of 2011 indicated that goodwill is not impaired and is properly recorded in the financial statements.  No events or circumstances since December 31, 2010 have occurred that would question the impairment of goodwill.

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

Index

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

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

Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of American National common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each share of American National common stock outstanding immediately prior to the merger has continued to be outstanding after the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of American National common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of American National for each MidCarolina preferred share held immediately before the merger.  The American National Series A preferred stock has terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

American National issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the now outstanding shares of American National.

   Management expects the acquisition will be accretive to earnings. Most of the material changes in balance sheet and income statement categories during this reporting period are directly related to the impact of the MidCarolina merger.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2011 and 2010

For the quarter ended September 30, 2011, the Company reported net income of $4,129,000 compared to $2,228,000 for the comparable quarter in 2010. The $1,901,000 or 85.3% increase in earnings was primarily due to:

•	the July 1, 2011 merger with MidCarolina, which resulted in $1,474,000 in fair value related net adjustments, which increased pretax earnings; and

•	there were $390,000 of merger related expenses, which negatively impacted earnings.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended September 30,	2011	2010	$ Change	% Change

Interest income	$14,779	$8,982	$5,797	64.5%
Interest expense	(2,436)	(2,223)	(213)	9.6%
Net interest income	12,343	6,759	5,584	82.6%
Provision for loan losses	(525)	(435)	(90)	20.7%
Noninterest income	2,698	2,241	457	20.4%
Noninterest expense	(8,564)	(5,531)	(3,033)	54.8%
Income tax expense	(1,823)	(806)	(1,017)	126.2%
Net income	$4,129	$2,228	$1,901	85.3%

Index

Nine months ended September 30, 2011 and 2010

For the nine month period ended September 30, 2011, the Company reported net income of $6,919,000 compared to $6,427,000 for the comparable quarter in 2010. The $492,000 or 7.7% increase in earnings was primarily due to:

•	the July 1, 2011 merger with MidCarolina, which resulted in $1,474,000 in fair value related net adjustments, which increased pretax earnings; and

•	there were $1,534,000 of merger related expenses during the period, which negatively impacted earnings.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the nine months ended September 30,	2011	2010	$ Change	% Change

Interest income	$32,010	$27,044	$4,966	18.4%
Interest expense	(6,463)	(6,523)	60	-0.9%
Net interest income	25,547	20,521	5,026	24.5%
Provision for loan losses	(1,198)	(1,005)	(193)	19.2%
Noninterest income	6,657	6,208	449	7.2%
Noninterest expense	(21,371)	(16,905)	(4,466)	26.4%
Income tax expense	(2,716)	(2,392)	(324)	13.5%
Net income	$6,919	$6,427	$492	7.7%

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

Three months ended September 30, 2011 and 2010

Net interest income on a taxable equivalent basis increased $5,792,000 or 81.4%, for the third quarter of 2011 compared to the same quarter of 2010. Virtually all of this increase was related to the July 1, 2011 merger with MidCarolina. Approximately 80% of the increase was related to volume increases, the remainder was interest rate related, as detailed in the Rate/Volume Analysis following this section.

        For the third quarter of 2011 and 2010, the Company’s yield on earnings assets was 5.23% and 4.89%, respectively.  The cost of interest-bearing liabilities was 0.99% compared to 1.43%. The interest rate spread was 4.24% compared to 3.46% for the comparable 2010 quarter. The net interest margin, on a fully taxable equivalent basis, was 4.41% compared to 3.74%. Yields on loans were positively impacted by fair value related accretion income and generally higher contractual interest rates on the MidCarolina portfolio. Rates on interest bearing liabilities were also positively impacted by merger related fair value adjustments, but to a much lesser degree than loans. Rates on long term borrowings, trust preferred securities, were very positively impacted by the third quarter conversion of the $20 million American National liability from a fixed rate of 6.66% to 90-day LIBOR plus 135 basis points.

Index

    The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2011 and 2010.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2011	2010	2011	2010	2011	2010
Loans:
Commercial	$ 136,204	$ 76,618	$ 1,603	$ 934	4.67%	4.84%
Real estate	685,628	441,069	10,778	5,968	6.29	5.41
Consumer	8,529	6,405	163	126	7.58	7.80
Total loans	830,361	524,092	12,544	7,028	6.04	5.36

Securities:
Federal agencies	32,448	60,079	186	459	2.29	3.06
Mortgage-backed & CMOs	87,785	53,839	615	493	2.80	3.66
State and municipal	168,134	94,419	1,896	1,217	4.51	5.16
Other	7,728	6,195	78	55	4.04	3.55
Total securities	296,095	214,532	2,775	2,224	3.75	4.15

Deposits in other banks	45,526	24,118	28	90	0.24	1.48

Total interest-earning assets	1,171,982	762,742	15,347	9,342	5.23	4.89

Non-earning assets	134,814	73,291

Total assets	$1,306,796	$836,033

Deposits:
Demand	$ 171,744	$ 90,731	132	16	0.30	0.07
Money market	208,962	70,011	232	94	0.44	0.53
Savings	72,088	63,562	26	22	0.14	0.14
Time	444,079	305,887	1,689	1,590	1.51	2.06
Total deposits	896,873	530,191	2,079	1,722	0.92	1.29

Customer repurchase agreements	45,356	59,126	82	93	0.72	0.62
Other short-term borrowings	2	92	0	0	0.75	0.43
Long-term borrowings	37,439	29,174	275	408	2.94	5.59
Total interest-bearing
liabilities	979,670	618,583	2,436	2,223	0.99	1.43

Noninterest-bearing
demand deposits	170,618	103,501
Other liabilities	7,475	4,064
Shareholders' equity	149,033	109,885
Total liabilities and
shareholders' equity	$1,306,796	$836,033

Interest rate spread					4.24%	3.46%
Net interest margin					4.41%	3.74%

Net interest income (taxable equivalent basis)			12,911	7,119
Less: Taxable equivalent adjustment			568	360
Net interest income			$12,343	$ 6,759

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30
	2011 vs. 2010
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$669	$(33)	$702
Real Estate	4,810	1,086	3,724
Consumer	37	(4)	41
Total loans	5,516	1,049	4,467
Securities:
Federal agencies	(273)	(96)	(177)
Mortgage-backed	122	(136)	258
State and municipal	679	(169)	848
Other securities	23	8	15
Total securities	551	(393)	944
Deposits in other banks	(62)	(108)	46
Total interest income	6,005	548	5,457

Interest expense
Deposits:
Demand	116	92	24
Money market	138	(19)	157
Savings	4	1	3
Time	99	(498)	597
Total deposits	357	(424)	781

Customer repurchase agreements	(11)	13	(24)
Other borrowings	(133)	(227)	94
Total interest expense	213	(638)	851
Net interest income	$5,792	$1,186	$4,606

Nine months ended September 30, 2011 and 2010

Net interest income on a taxable equivalent basis increased $5,491,000 or 25.6%, for the nine months ended September 30, 2011 compared to the comparable period in 2010.  Virtually all of this increase was related to the July 1, 2011 merger with MidCarolina. Approximately 90% of the increase was related to volume increases, the remainder was interest rate related, as detailed in the Rate/Volume Analysis following this section.

        For the first nine months of 2011 and 2010, the Company’s yield on earnings assets was 4.93% and 4.98%, respectively. The cost of interest bearing liabilities was 1.17% compared to 1.43%. The interest rate spread was 3.76% compared to 3.55%. The net interest margin, on a fully taxable equivalent basis, was 3.98% compared to 3.82%. Yields on loans were positively impacted in the 2011 period by fair value related accretion income and generally higher contractual interest rates on the MidCarolina portfolio. Rates on interest bearing liabilities were also positively impacted by merger related fair value adjustments, but to a much lesser degree than loans. Rates on long term borrowings, trust preferred securities, were very positively impacted by the third quarter 2011 conversion of the $20 million American National liability from a fixed rate of 6.66% to 90-day LIBOR plus 135 basis points.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2011 and 2010.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Nine Months Ended September 30, 2011 and 2010
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2011	2010	2011	2010	2011	2010
Loans:
Commercial	$98,121	$78,180	$3,392	$2,826	4.62%	4.83%
Real estate	516,165	438,736	22,093	18,096	5.71	5.50
Consumer	7,574	6,553	419	397	7.40	8.10
Total loans	621,860	523,469	25,904	21,319	5.56	5.43

Securities:
Federal agencies	37,197	63,929	765	1,535	2.74	3.20
Mortgage-backed & CMO's	67,843	47,795	1,571	1,473	3.09	4.11
State and municipal	141,481	80,625	4,889	3,223	4.61	5.33
Other	6,538	6,933	193	185	3.94	3.56
Total securities	253,059	199,282	7,418	6,416	3.91	4.29

Deposits in other banks	29,104	26,754	112	268	0.51	1.34

Total interest-earning assets	904,023	749,505	33,434	28,003	4.93	4.98

Non-earning assets	95,196	72,356

Total assets	$999,219	$821,861

Deposits:
Demand	$122,497	$94,607	167	58	0.18	0.08
Money market	111,801	77,691	382	285	0.46	0.49
Savings	66,138	63,644	69	66	0.14	0.14
Time	363,655	281,601	4,628	4,595	1.70	2.18
Total deposits	664,091	517,543	5,246	5,004	1.06	1.29

Customer repurchase agreements	45,452	61,698	244	297	0.72	0.64
Other short-term borrowings	45	31	0	0	0.47	0.43
Long-term borrowings	28,820	29,211	973	1,222	4.50	5.58
Total interest-bearing
liabilities	738,408	608,483	6,463	6,523	1.17	1.43

Noninterest-bearing
demand deposits	133,008	100,965
Other liabilities	4,619	3,901
Shareholders' equity	123,184	108,512
Total liabilities and
shareholders' equity	$999,219	$821,861

Interest rate spread					3.76%	3.55%
Net interest margin					3.98%	3.82%

Net interest income (taxable equivalent basis)			26,971	21,480
Less: Taxable equivalent adjustment			1,424	959
Net interest income			$25,547	$20,521

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30
	2011 vs. 2010
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$566	$(128)	$694
Real Estate	3,997	704	3,293
Consumer	22	(36)	58
Total loans	4,585	540	4,045
Securities:
Federal agencies	(770)	(197)	(573)
Mortgage-backed	98	(423)	521
State and municipal	1,666	(487)	2,153
Other securities	8	19	(11)
Total securities	1,002	(1,088)	2,090
Deposits in other banks	(156)	(178)	22
Total interest income	5,431	(726)	6,157

Interest expense
Deposits:
Demand	109	88	21
Money market	97	(21)	118
Savings	3	-	3
Time	33	(1,138)	1,171
Total deposits	242	(1,071)	1,313

Repurchase agreements	(53)	31	(84)
Other borrowings	(249)	(233)	(16)
Total interest expense	(60)	(1,273)	1,213
Net interest income	$5,491	$547	$4,944

Index

Noninterest Income

All comparisons discussed below are between the third quarter of 2011 and the third quarter of 2010. The primary driver of changes between the two periods was the July 1, 2011 merger between American National and MidCarolina, unless otherwise noted.

Noninterest income increased to $2,698,000 in 2011 from $2,241,000, in 2010, a $457,000 or 20.4% improvement.

Fees from the management of trusts, estates, and asset management accounts increased to $921,000 in 2011 from $842,000 in 2010, a $79,000 or 9.4% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Most of the increase in this category was related to improvement in the equity markets.

Service charges on deposit accounts increased to $575,000 in 2011 from $478,000 in 2010, a $97,000 or 20.3% increase.

Other fees and commissions increased to $429,000 in 2011 from $290,000 in 2010, an increase of $139,000 or 47.9%.

Mortgage banking income decreased to $374,000 in 2011 from $428,000 in 2010, a decline of $54,000 or 12.6%. This business category slowed with the overall slowdown in the real estate market.

Securities gains decreased to $0 for 2011 from $67,000 in 2010.

Noninterest income for the nine month period ended September 30, 2011 increased to $6,657,000 compared to $6,208,000 for the 2010 period, a $449,000 or 7.2% increase.

Noninterest Expense

All comparisons discussed below are between the third quarter of 2011 and the third quarter of 2010. The primary driver of changes between the two periods was the July 1, 2011 merger between American National and MidCarolina, unless otherwise noted.

Noninterest expense was $8,564,000 for 2011 compared to $5,531,000 for 2010, a $3,033,000 or 54.8% increase.

Salaries were $3,676,000 for 2011 compared to $2,596,000 for 2010, a $1,080,000 or 41.6% increase.

Employee benefits were $731,000 for 2011 compared to $564,000 for 2010, a $167,000 or 29.6% increase.

The Federal Deposit Insurance Corporation ("FDIC") insurance assessment was $94,000 for 2011 compared to $203,000 for 2010, a $109,000 or 53.7% decrease. This change was driven by the estimated cumulative impact of the change from a deposit based to an asset based premium assessment by the FDIC. It is not indicative of future quarterly deposit insurance costs.

Merger related expense was $390,000 for 2011. There were no comparable expenses in 2010.

Noninterest expense in the nine months ended September 30, 2011 was $21,371,000 compared to $16,905,000 for the same period in 2010, for an increase of $4,466,000 or 26.4%. Of this increase, $1,534,000 or 34.4% was directly associated with nonrecurring merger related expense.

Income Taxes

The effective tax rate for the third quarter of 2011 was 30.6% compared to 26.6% for the third quarter of 2010.

The effective tax rate for the nine months ended September 30, 2011 was 28.2% compared to 27.1% for the same period of 2010.

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

The available for sale securities portfolio was $311,517,000 at September 30, 2011 compared to $228,295,000 at December 31, 2010, an $83,222,000 or 36.5% increase.

The held to maturity securities portfolio decreased to $2,383,000 at September 30, 2011 from $3,334,000 at December 31, 2010, a $951,000 or 28.5% decline. As a practical matter, any new security purchase is classified as available for sale.

At September 30, 2011, the available for sale portfolio had an estimated fair value of $311,517,000 and an amortized cost of $301,043,000, resulting in a net unrealized gain of $10,074,000.

At the same date, the held to maturity portfolio had an estimated fair value of $2,450,000 and an amortized cost of $2,383,000, resulting in a net unrealized gain of $67,000.

The current economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2010 and into 2011. The Company is cognizant of the historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.  Average loans increased $306,269,000 or 58.4% between third quarter of 2011 and the third quarter of 2010.

Loans were $817,858,000 at September 30, 2011 compared to $520,781,000 at December 31, 2010, a $297,077,000 or 57% increase.

Loans held for sale totaled $3,359,000 at September 30, 2011, and $3,135,000 at December 31, 2010, a $224,000 or 7.1% increase.

        Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of September 30, 2011 and December 31, 2010.

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

At September 30, 2011, the allowance for loan losses was $9,086,000, compared to $8,420,000 at December 31, 2010.  The allowance for loan losses as a percentage of loans at each of those dates was 1.11% and 1.62%, respectively.  The decrease in the allowance as a percentage of total loans is due solely to the acquisition of MidCarolina. On July 1, 2011, American National acquired loans with a fair value of $327.1 million, net of a fair value adjustment of $40.3 million. The acquired loans represented approximately 40% of total loans at the merger date.

The provision for loan losses for the nine-month period ended September 30, 2011 was $1,198,000 and the provision for the 2010 comparable period was $1,490,000.

Index

Net loans charge-offs totaled $532,000 for the nine-month period ended September 30, 2011 compared to $1,236,000 in the same period in 2010. Annualized net charge offs to average loans for the first nine months of 2011 totaled 0.09% and 0.24% for the comparable period in 2010.

The following table presents the Company’s loan loss and recovery experience for the periods indicated.

	Nine Months	Year
	September 30,	December 31,
(in thousands)	2011	2010

Balance at beginning of period	$8,420	$8,166

Charge-offs:
Construction and land development	426	-
Commercial real estate	-	666
Residential real estate	280	310
Home equity	50	135
Total real estate	756	1,111
Commercial and industrial	132	306
Consumer	69	114
Total charge-offs	957	1,531

Recoveries:
Construction and land development	-	147
Commercial real estate	10	9
Residential real estate	34	29
Home equity	10	2
Total real estate	54	187
Commercial and industrial	316	32
Consumer	55	76
Total recoveries	425	295

Net charge-offs	532	1,236
Provision for loan losses	1,198	1,490
Balance at end of period	$9,086	$8,420

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio.

Asset Quality Ratios

	September 30,	December 31,
	2011	2010

Allowance to loans*	1.11%	1.62%
Allowance to loans (excluding acquired loans)*	1.77	1.62
Net charge-offs to year-end allowance#	7.81	14.68
Net charge-offs to average loans#	0.09	0.24
Nonperforming assets to total assets*	1.48	0.76
Nonperforming loans to loans*	1.65	0.50
Provision to net charge-offs	225.19	120.52
Provision to average loans#	0.26	0.29
Allowance to nonperforming loans*	67.53	324.22

* - at quarter or year-end
# - annualized

Index

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 1.65% at September 30, 2011 compared to 0.50% at December 31, 2010.

Nonperforming assets include nonperforming loans and other real estate owned.  Nonperforming assets represented 1.48% of total assets at September 30, 2011, up from 0.76% at December 31, 2010.  Included in nonperforming assets, there were $670,000 in troubled debt restructurings at September 30, 2011 and $0 at December 31, 2010.

It is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $19,375,000 in nonperforming loans shown on the following table includes $1,847,000 in impaired loans which were also on nonaccrual status. The remainders represent loans which were not deemed impaired.  Based on the performance of these loans and existing circumstances, management did not believe loss was probable and did not classify these loans as impaired.  Included in nonaccrual loans were $670,000 of loans modified as troubled debt restructurings.

The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	September 30,	December 31,
	2011	2010
Nonaccrual loans:
Real estate	$11,555	$2,181
Commercial	1,840	401
Agricultural	-	-
Consumer	60	15
Total nonaccrual loans	13,455	2,597

Foreclosed real estate	5,920	3,716

Total nonperforming assets	$19,375	$6,313

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	September 30,	December 31,
	2011	2010

Accruing	$-	$-
Nonaccruing	1,847	560
Total impaired loans	$1,847	$560

Included in the impaired loan totals were $670,000 in troubled debt restructured loans at September 30, 2011 and $0 at December 31, 2010.

Index

Other Real Estate Owned (Foreclosed Assets)

Other real estate owned was carried on the consolidated balance sheets at $5,920,000 at September 30, 2011 and $3,716,000 at December 31, 2010. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. For significant amounts, these valuations are usually provided by outside annual appraisals.

The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	September 30,	December 31,
	2011	2010

Construction and land development	$ 3,315	$ 2,293
Farmland	-	-
1-4 family residential	185	1,078
Multifamily (5 or more) residential	1,053	-
Commercial real estate	1,367	345
	$ 5,920	$ 3,716

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,064,477,000 at September 30, 2011 compared to $640,098,000 at December 31, 2010, a $424,379,000 or 66.3% increase.

Of total deposits, approximately $63,445,000 are considered brokered time deposits. This represents 5.96% of total deposits. Management plans for these deposits to roll off upon maturity.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

        Shareholders’ equity was $151,361,000 at September 30, 2011 compared to $108,087,000 at December 31, 2010, an increase of $43,274,000 or 40%.  Most of the increase was related to consideration paid in connection with the MidCarolina merger. The Company issued approximately 1.6 million common shares aggregating additional equity of $29.9 million, and also issued $5 million in preferred shares.

The Company paid cash dividends of $0.23 per share during the third quarter of 2011 while the basic and diluted earnings per share for the same period were $0.52.  The Company paid cash dividends of $0.69 per share for the first nine months of 2011 while the basic and diluted earnings per share were $1.02.

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

Index

    The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2011, the Company's Tier I and total capital ratios were 14.32% and 15.36%, respectively.  At December 31, 2010, these ratios were 18.38% and 19.64%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 10.16% and 12.74% at September 30, 2011 and December 31, 2010, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2011, that the Company met the requirements to be considered “well capitalized.”

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006, and MidCarolina Statutory Trust I and II, acquired during the recent merger which issued trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	September 30, 2011	December 31, 2010

Commitments to extend credit	$201,496	$134,435
Standby letters of credit	3,668	1,588
Mortgage loan rate-lock commitments	5,198	4,235

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

Liquidity sources include cash and amounts due from banks, deposits in other banks, loan repayments, increases in deposits, lines of credit from the FHLB and  the Federal Reserve Bank’s discount window, federal funds lines of credit from three correspondent banks, and maturities and sales of securities.  Management believes that these sources provide sufficient and timely liquidity.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2011, principal advance obligations to the FHLB consisted of $10,375,000 in fixed-rate, long-term advances compared to $8,488,000 in long-term advances and $6,110,000 in short-term advances at December 31, 2010.  The Company also had outstanding $72,000,000 in letters of credit at September 30, 2011 and $20,000,000 in letters of credit at December 31, 2010. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Index

The Company had fixed-rate term advance borrowing contracts with the FHLB as of September 30, 2011, with the following final maturities:

Amount	Maturity Date
$375	March 2014
9,863	November 2017
$10,238

The fixed rate term advance due November 2017 is net of a fair value adjustment of $137,000.

The Company has federal funds lines of credit established with three correspondent banks in the amounts of $15,000,000, $12,000,000, and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2011.

There has been material changes to the Company’s balance sheet as a result of the merger. However, in the opinion of management, there have been no material changes to market risk as disclosed in the Company’s 2010 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. On July 1, 2011, American National acquired MidCarolina. The Company expects that for the period between July 2011 and mid-February 2012, the Company will maintain MidCarolina Bank with its existing management information system, pending a software conversion in early 2012 for both the Bank and MidCarolina Bank. The Company currently merges general ledger activity for both the Bank’s and MidCarolina Bank’s information systems in order to prepare consolidated financial statements. This does constitute a significant change in the Company's internal controls over financial reporting during the quarter ended September 30, 2011, but, in the opinion of management, the controls over financial reporting remain effective.

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

The following risk factors are in addition to the risk factors disclosed in the Company's 2010

Annual Report on Form 10-K filed with the SEC on March 11, 2011:

                Combining the Company and MidCarolina may be more difficult, costly or time-consuming than the Company expects.

Until the completion of the MidCarolina merger, the Company and MidCarolina operated independently. The integration process after the merger may result in the loss of key employees and inconsistencies in standards, controls, procedures and policies that affect adversely the Company's ability to maintain relationships with customers and employees or achieve the anticipated benefits of the MidCarolina merger.  As with any merger of financial institutions, there also may be disruptions that cause the Company to lose customers or cause customers to withdraw their deposits from the Bank or MidCarolina Bank, or other unintended consequences that could have a material adverse effect on the Company's results of operations or financial condition after the merger.

The Bank may not be able to effectively integrate the operations of MidCarolina Bank and the

Bank.

The future operating performance of the Company and the Bank will depend, in part, on the success of the merger of MidCarolina Bank and the Bank. The success of the merger of the banks will, in turn, depend on a number of factors, including: the Company's ability  to (i) integrate the operations  and branches of MidCarolina  Bank and the Bank; (ii) retain the deposits and customers of MidCarolina  Bank and the Bank; (iii) control  the incremental increase in noninterest expense arising from the merger in a manner that enables the combined  bank to improve  its overall operating  efficiencies; and (iv) retain and integrate  the appropriate personnel of MidCarolina  Bank into the operations  of the Bank, as well as reducing overlapping bank personnel. The integration of MidCarolina Bank and the Bank will require the dedication of the time and resources of the banks' management, and may temporarily distract managements' attention from the day-to-day business of the banks. If the Bank is unable to successfully integrate MidCarolina Bank, the Bank may not be able to realize expected operating efficiencies and eliminate redundant costs.

2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

3.	Defaults Upon Senior Securities
None

4.	(Removed and Reserved)

5.	Other Information
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

Index
6.	Exhibit No. Exhibit Description

11.0	Refer to EPS calculation in the Notes to Financial Statements

31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 8, 2011	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 8, 2011	Chief Financial Officer

Index