Form 10-K
period 2011-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2012-03-15
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    filer  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
   Large accelerated filer  ☐                                                      Accelerated filer  ☑                                                      Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐   No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011, based on the closing price, was $103,416,809.
The number of shares of the registrant’s common stock outstanding on March 9, 2012 was 7,830,247.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 15, 2012, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

PART I		PAGE
ITEM 1	Business	3
ITEM 1A	Risk Factors	11
ITEM 1B	Unresolved Staff Comments	None
ITEM 2	Properties	17
ITEM 3	Legal Proceedings	17
ITEM 4	Mine Safety Disclosures	17

PART II
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
ITEM 6	Selected Financial Data	21
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	29
ITEM 8	Financial Statements and Supplementary Data
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets at December 31, 2011 and 2010	47
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	48
	Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2011	49
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	50
	Notes to Consolidated Financial Statements	51
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures	88
	Management’s Report on Internal Control over Financial Reporting	88
ITEM 9B	Other Information	None

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	*
ITEM 11	Executive Compensation	*
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	*
ITEM 14	Principal Accountant Fees and Services	*

PART IV
ITEM 15	Exhibits and Financial Statement Schedules	89
_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors,” “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Cross Reference Index
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Related Party Transactions” and “Election of Directors – Board Independence” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART I

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. (the “Company’) and its wholly owned subsidiary, American National Bank and Trust Company (the “Bank”).  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially from those stated or implied by such forward-looking statements.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	Risks associated with mergers and other acquisitions and other expansion activities.

ITEM 1 – BUSINESS

American National Bankshares Inc. is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984.  On September 1, 1984, the Company Inc. acquired all of the outstanding capital stock of American National Bank and Trust Company, a national banking association chartered in 1909 under the laws of the United States.  American National Bank and Trust Company is the only banking subsidiary of the Company Inc.  In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “AMNB Trust”) and a wholly owned subsidiary of the Company Inc., was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”).   In April 2006, the Company finalized the acquisition of Community First and acquired 100% of its preferred and common stock through a merger transaction.  Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation (“MidCarolina”) pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina (the “merger agreement”).  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

The operations of the Company are conducted at twenty-five banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  American National Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-one ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Cross Reference Index
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

The Company has the largest deposit market share in the City of Danville, as well as in the City of Danville and Pittsylvania County, combined.  The Company had a deposit market share in the Danville Metropolitan Statistical Area (“MSA”) of 28.8% at June 30, 2011, based on Federal Deposit Insurance (“FDIC”) data.

The Southern Virginia market, in which the Company has a significant presence, continues to be under economic pressure, like much of the country. The region’s economic base has historically been weighted toward the manufacturing sector.  Increased global competition has negatively impacted the textile industry and several manufacturers have closed plants due to competitive pressures or the relocation of some operations to foreign countries.  Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.  Companies within these industries, especially furniture manufacturing, have also closed plants for reasons similar to those noted above.  Additional declines in manufacturing production and increases in unemployment could negatively impact the ability of certain borrowers to repay loans.  Also, the current economic and credit crisis, which is resulting in rising unemployment and increasing bankruptcies, foreclosures and bank failures nationally, may further intensify the economic pressure in our markets.

The Company’s new market areas are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market in the Alamance MSA of 16.1% at June 30, 2011, based on FDIC data. The Company had a deposit market in Guilford County of 0.8% at June 30, 2011, based on FDIC data.

Supervision and Regulation

The Company and the Bank are extensively regulated under federal and state law.  The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete.  Proposals to change the laws and regulations governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty.  A change in applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.

American National Bankshares Inc.

American National Bankshares Inc. is qualified as a bank holding company (“BHC”) within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is registered as such with the Board of Governors of the Federal Reserve System (the “FRB”).  As a bank holding company, American National Bankshares Inc. is subject to supervision, regulation and examination by the FRB and is required to file various reports and additional information with the FRB.  American National Bankshares Inc. is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the “SCC”).

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHC’s.  In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized, well managed, and have achieved a rating of “satisfactory” or better under the Community Reinvestment Act (the “CRA”).  Financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.  American National Bankshares Inc. has not elected to become a financial holding company, and has no plans to become a financial holding company.

Cross Reference Index

American National Bank and Trust Company

American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System.  It is subject to federal regulation by the Office of the Comptroller of the Currency (the “OCC”), the FRB, and the FDIC.

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

As with other financial institutions, the earnings of the Bank are affected by general economic conditions and by the monetary policies of the FRB.  The FRB exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings.  The policies of the FRB have a direct impact on loan and deposit growth and the interest rates charged and paid thereon.  They also impact the source and cost of funds and the rates of return on investments.  Changes in the FRB’s monetary policies have had a significant impact on the operating results of the Bank and other financial institutions and are expected to continue to do so in the future; however, the exact impact of such conditions and policies upon the future business and earnings cannot accurately be predicted.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While some rulemaking under the Dodd-Frank Act has occurred, many of the act’s provisions require study or rulemaking by federal agencies, a process which will take years to fully implement.
 A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (the “DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau (“Bureau”).  The Dodd-Frank Act creates the Bureau within the FRB. The Bureau will establish rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

        Interchange Fees.The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.”  In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards.

Cross Reference Index

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

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the business of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.  The Company does believe, however, that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2011 and 2010, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $651,000 and $795,000, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Bank included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Bank paid $2.9 million in prepaid risk-based assessments, which will be expensed in the appropriate periods through December 31, 2012.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

Capital Requirements

The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these federal bank regulatory agencies, American National Bankshares Inc. and American National Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%.  At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the American National Bankshares Inc. were 14.36% and 15.55%, respectively, as of December 31, 2011, thus exceeding the minimum requirements.  The Tier 1 and total capital to risk-weighted asset ratios of American National Bank were 13.86% and 14.94%, respectively, as of December 31, 2011, thus exceeding the minimum requirements.

Cross Reference Index

       Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”).  These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion.  The Tier 1 leverage ratio of American National Bankshares Inc. as of December 31, 2011 was 10.23%, which is above the minimum requirements.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Dividends

The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become “undercapitalized” or if it already is “undercapitalized.” The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

Permitted Activities

As a bank holding company, American National Bankshares Inc. is limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the FRB may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

Banking Acquisitions; Changes in Control

The Bank Holding Company Act of 1956 (the “BHCA”) requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s performance under the Community Reinvestment Act of 1977 (the “CRA”).

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring “control” of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company’s common stock is registered under Section 12 of the Exchange Act.

Cross Reference Index

  In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Source of Strength

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. The federal bank regulatory agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness

There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

Under the FDIA, the federal bank regulatory agencies have adopted guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines.

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2011and 2010, that the Company met the requirements for being classified as “well capitalized.”

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

Cross Reference Index

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or “affiliates” or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a “10% Shareholders”), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank’s unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Company is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act of 1977.

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

Cross Reference Index

Privacy Legislation

Several recent regulations issued by federal banking agencies also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice and approval from the customer.

Incentive Compensation

In June 2010, the federal banking agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution’s board of directors.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2011, the Company had not been made aware of any instances of non-compliance with the new guidance.

Effect of Governmental Monetary Policies

The Company’s operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities.  In particular, the FRB regulates money and credit conditions and interest rates to influence general economic conditions.  These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits.  FRB monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.  As a result, the Company is unable to predict the effects of possible changes in monetary policies upon its future operating results.

Employees

At December 31, 2011, the Company employed 315 full-time equivalent persons.  The relationship with employees is considered to be good.

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

Cross Reference Index

Executive Officers of the Company

The following lists, as of December 31, 2011, the executive officers of the Company, their ages, and their positions.

Name	Age	Position

Charles H. Majors	66
Chairman and Chief Executive Officer of the Company since January 2012; Chairman of the Bank since January 2012; prior thereto, President and Chief Executive Officer of the Company; Chairman and Chief Executive Officer of the Bank from June 2010 to December 2011, prior thereto, Chief Executive Officer and President of the Bank.

Jeffrey V. Haley	51
President of the Company and Chief Executive Officer of the Bank since January 2012; prior thereto, Executive Vice President of the Company from June 2010 to December 2011; prior thereto, Senior Vice President of the Company from July 2008 to May 2010; President of the Bank since June 2010; prior thereto, Executive Vice President of the Bank, as well as President of Trust and Financial Services from July 2008 to May 2010; prior thereto, Executive Vice President and Chief Operating Officer of the Bank from November 2005 to June 2007.

William W. Traynham	56
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since April 2009; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009; prior thereto, President and Chief Financial Officer of Community Bankshares Inc. and Chief Financial Officer of Community Resource Bank, NA from 1992 until the sale of the company in 2008.

ITEM 1A – RISK FACTORS

Risks Related to the Company’s Business

The Company’s business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

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

The Company faces strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers in its service area.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns. Increased competition may result in reduced business for the Company.

Cross Reference Index
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

The Company takes credit risk by virtue of making loans and extending loan commitments and letters of credit.  The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended.  The Company’s exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations.  The Company’s credit administration function employs risk management techniques to help ensure that problem loans are promptly identified.  While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, and have proven to be reasonably effective to date, there can be no assurance that such measures will be effective in avoiding future undue credit risk.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates.  Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.

The allowance for loan losses requires management to make significant estimates that affect the financial statements. Due to the inherent nature of this estimate, management cannot provide assurance that it will not significantly increase the allowance for loan losses, which could materially and adversely affect earnings.

Cross Reference Index

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways.  Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans.  The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs.  When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss.  An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks.  The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets.  Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans.  There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

The continued weak condition of, or downturn in, the local real estate market could materially and negatively affect the Company’s business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company’s market area. The continued weakness of, or downturn in, the real estate market in the areas in which the Company conducts its operations could negatively affect the Company’s business because significant portions of its loans are secured by real estate.  At December 31, 2011, the Company had approximately $825 million in loans, of which approximately $682 million (82.7%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

Substantially all of the Company’s real property collateral is located in its market area.  If there is a continued decline in real estate values, especially in the Company’s market area, the collateral for loans would deteriorate and provide significantly less security.  Real estate values could be affected by, among other things, a continued economic weakness or downturn, and an increase in interest rates.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate.  Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made.  If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able recover the outstanding balance of the loan and will suffer a loss.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s operations and prospects.

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

Cross Reference Index

The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the results of operations and financial condition.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future.  The ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, cost controls and asset quality, and successfully integrate any businesses acquired into the Company.

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy and other operating expenses.  In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.  The Company’s plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

Difficulties in combining the operations of acquired entities with the Company’s own operations may prevent the Company from achieving the expected benefits from acquisitions.

   The Company may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition.  Inherent uncertainties exist in integrating the operations of an acquired entity.  In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive.  The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company also may lose key personnel, either from the acquired entity or from itself.  These factors could contribute to the Company’s not achieving the expected benefits from its acquisitions within desired time frames, if at all.  Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests.  Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

The Company is subject to extensive regulation which could adversely affect its business.

The Company’s operations as a publicly traded corporation and a bank holding company are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations.  Because the Company’s business is highly regulated, the laws, rules, and regulations applicable to it are subject to frequent and sometimes extensive change. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided.  Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Any future changes in the laws, rules or regulations applicable to the Company may negatively affect the Company’s business and results of operations.

Increases in FDIC insurance premiums may adversely affect the Company’s earnings.

  During 2009 and 2010, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the Depository Insurance Fund.  In addition, the FDIC instituted two temporary programs, now permanent, to further insure customer deposits at FDIC insured banks: deposit accounts are insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are currently fully insured (unlimited coverage).  These programs have placed additional stress on the DIF, and the FDIC recently increased the designated reserve ratio of the DIF from 1.25 to 2.00.

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions and in 2009 required banks to prepay three years’ worth of premiums to replenish the DIF.  In addition, the FDIC’s new assessment calculation redefines the deposit insurance assessment base as average consolidated total assets less average tangible equity.  If the plan to restore the DIF to required levels falls short or additional losses in the future due to bank failures further deplete the DIF, there can be no assurance that there will not be additional significant deposit insurance premium increases in order to restore the insurance fund’s reserve ratio.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

  The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way the Company and its customers and counterparties do business with each other.  Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, makes various changes in the securities laws and corporate governance that affect public companies, including the Company.  The Dodd-Frank Act also requires numerous studies and regulations related to its implementation.  The Company is evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted, but could have an adverse effect on the Company’s results of operation and financial condition.

Cross Reference Index

The Company’s exposure to operational, technological and organizational risk may adversely affect the Company.

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

The carrying value of goodwill may be adversely impacted.

When the Company completes an acquisition, often times, goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it of a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired.  If impaired, the Company would incur a charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $39 million at December 31, 2011.

The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.

Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  Although the Company currently has no definitive plans for additional offices, its business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices and to expand into new markets as appropriate opportunities arise. Continued growth in the Company’s earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company’s capital ratios. If the Company’s capital ratios fell below “well capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company’s operating results.

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

Cross Reference Index

The Company relies on other companies to provide key components of the Company’s business infrastructure.

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While the Company’ has selected these third party vendors carefully, it does not control their actions.  Any problem caused by these third parties, including those resulting from disruptions in communication services proved by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business.  Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company’s internet banking, deposit, loan, and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach of our information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our communications and information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability.  Additionally, the Company outsources its data processing to a third party. If the Company’s third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company’s ability to adequately process and account for customer transactions, which would significantly affect the its business operations.

Risks Related to the Company’s Common Stock

While the Company’s common stock is currently traded on the NASDAQ Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company’s common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges.  There is no assurance that a more active and liquid trading market for the common stock will exist in the future.  Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.  In addition, we cannot predict the effect, if any, that future sales of the Company’s common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock.

Future issuances of the Company’s common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock.  Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders.  Because the Company’s decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing or nature of possible future issuances of its common stock.  Accordingly, the Company’s shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

The primary source of the Company’s income from which it pays cash dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Company is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice.  In the event the Bank was unable to pay dividends to the Company, or be limited in the payment of such dividends, the Company would likely have to reduce or stop paying common stock dividends.  The Company’s reduction, limitation or failure to pay such dividends on its common stock could have a material adverse effect on the market price of the common stock.

Cross Reference Index

The Company’s governing documents and Virginia law contain anti-takeover provisions that could negatively impact its shareholders.

  The Company’s Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Company’s Board of Directors to deal with attempts to acquire control of the Company.  These provisions and the ability to set the voting rights, preferences and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest).  To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company’s common stock resulting from actual or rumored takeover attempts may be inhibited.  These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company’s common stock.

ITEM 2 – PROPERTIES

As of December 31, 2011, the Company maintained twenty-five banking offices.  The Company’s Virginia banking offices are located in the cities of Danville, Martinsville and Lynchburg, and in the counties of Bedford, Campbell, Halifax, Henry, Nelson and Pittsylvania.  In North Carolina, the Company’s banking offices are located in the cities of Burlington and Greensboro, and in the counties of Alamance, Caswell, Guilford, Graham and Mebane in North Carolina.  The Company also operates two loan production offices.

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

The Company has an office at 3101 South Church Street in Burlington, North Carolina.  This building serves as the head office for our North Carolina operations.

The Company owns thirteen other offices and one closed office, for a total of eighteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-one Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases eight office locations and two storage warehouses.  The Company occupies space rent-free for its two limited service offices in Burlington located in the Alamance Regional Medical Center and in the Village of Brookwood Retirement Center under agreements with the owners of those facilities.

ITEM 3 – LEGAL PROCEEDINGS

        In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

Cross Reference Index

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2011, the Company had 2,228 shareholders of record.  The following table presents the high and low sales prices for the Company’s common stock and dividends declared for the past two years.

			Dividends
	Sales Price		Declared
2011	High	Low	Per Share

1st quarter	$24.14	$20.00	$0.23
2nd quarter	23.95	17.11	0.23
3rd quarter	21.00	17.67	0.23
4th quarter	19.89	17.70	0.23
			$0.92

			Dividends
	Sales Price		Declared
2010	High	Low	Per Share

1st quarter	$22.51	$17.04	$0.23
2nd quarter	23.00	18.11	0.23
3rd quarter	22.30	18.00	0.23
4th quarter	24.42	21.32	0.23
			$0.92

Stock Compensation Plans

The Company maintains the 2008 Stock Incentive Plan (“2008 Plan”), which is designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The 2008 Plan was adopted by the Board of Directors of the Company on February 19, 2008 and approved by the shareholders on April 22, 2008 at the Company’s 2008 Annual Meeting.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board or a Board designated committee.  The 2008 Plan authorized the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company’s stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006 (the “1997 Option Plan”).

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

Stock Options

Stock options become vested and exercisable in the manner specified by the committee.  Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant.  As of December 31, 2011, options for 95,577 shares remain exercisable under the 1997 Option Plan, 52,750 shares are exercisable under the 2008 Plan, and options for 120,312 shares are exercisable under the former MidCarolina options (which shares will be issued from the 2008 Plan). There were 6,000 stock options awarded in 2009 and none in 2010 and 2011.

Cross Reference Index

The December 31, 2011 position of the Company’s equity investment compensation plan is summarized below:

	December 31, 2011
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans

Equity compensation plans approved by shareholders	268,639	$23.94	384,049
Equity compensation plans not approved by shareholders	-	-	-
Total	268,639	$23.94	384,049

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

Nonvested restricted stock activity for the 12 months ended December 31, 2011 is summarized in the following table:

Restricted Stock	Shares	Grant date fair value

Nonvested at January 1, 2010	8,712	$21.36
Granted	29,637	$20.29
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2011	38,349	$20.53

As of December 31, 2011, there was $404,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months.

Starting in 2010, the Company began offering its directors an alternative with respect to director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per meeting in cash or $500 in immediately vested, but restricted stock.  For 2011, 13 of 15 directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 12,818 and 5,784 shares and recognized share based compensation expense of $ 242,000 and $120,000 during 2011 and 2010, respectively.

Cross Reference Index
Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2011.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2006.  The indexes are the NASDAQ Composite Index; the SNL Bank $ 1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
150
125
100
75
50
25
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $1B-$5B

	Period Ending					
Index	**12/31/06**	**12/31/07**	**12/31/08**	**12/31/09**	**12/31/10**	**12/31/11**
American National Bankshares Inc.	100.00	89.28	80.02	108.34	121.72	105.70
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

Cross Reference Index

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years

(Amounts in thousands, except per share information and ratios)
	December 31,
	2011	2010	2009	2008	2007
Results of Operations:
Interest income	$49,187	$35,933	$38,061	$42,872	$48,597
Interest expense	8,780	8,719	10,789	15,839	19,370
Net interest income	40,407	27,214	27,272	27,033	29,227
Provision for loan losses	3,170	1,490	1,662	1,620	403
Noninterest income	9,244	9,114	8,518	8,002	8,816
Noninterest expense	30,000	23,379	24,793	22,213	21,320
Income before income tax provision	16,481	11,459	9,335	11,202	16,320
Income tax provision	4,910	3,181	2,525	3,181	4,876
Net income	$11,571	$8,278	$6,810	$8,021	$11,444

Financial Condition:
Assets	$1,304,706	$833,664	$808,973	$789,184	$772,288
Loans, net of unearned income	824,758	520,781	527,991	571,110	551,391
Securities	339,385	235,691	199,686	140,816	157,149
Deposits	1,058,754	640,098	604,273	589,138	581,221
Shareholders' equity	152,829	108,087	106,389	102,300	101,511
Shareholders' equity, tangible	108,189	84,299	82,223	77,757	76,591

Per Share Information:
Earnings per share, basic	$1.64	$1.35	$1.12	$1.32	$1.86
Earnings per share, diluted	1.64	1.35	1.12	1.31	1.86
Cash dividends paid	0.92	0.92	0.92	0.92	0.91
Book value	19.58	17.64	17.41	16.81	16.59
Book value, tangible	13.86	13.76	13.46	12.78	12.52

Weighted average shares outstanding, basic	6,982,524	6,123,870	6,097,810	6,096,649	6,139,095
Weighted average shares outstanding, diluted	6,989,877	6,131,650	6,102,895	6,105,154	6,161,825

Selected Ratios:
Return on average assets	1.07%	1.00%	0.84%	1.02%	1.48%
Return on average equity (1)	8.88%	7.59%	6.57%	7.79%	11.69%
Return on average tangible equity (2)	12.97%	10.05%	8.94%	10.60%	16.09%
Dividend payout ratio	55.50%	68.08%	82.40%	69.89%	48.82%
Efficiency ratio (3)	58.48%	61.53%	63.46%	60.83%	54.44%
Net interest margin	4.35%	3.78%	3.81%	3.87%	4.24%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.28%	1.62%	1.55%	1.37%	1.34%
Allowance for loan losses to total loans net of
fair value loans (4)	1.96%	1.62%	1.55%	1.37%	1.34%
Allowance for loan losses to period end	76.74%	324.22%	224.22%	275.01%	280.22%
non-performing loans
Non-performing assets to total assets	1.46%	0.76%	0.87%	0.91%	0.42%
Net charge-offs to average loans	0.16%	0.24%	0.24%	0.21%	0.05%

Capital Ratios:
Total risk-based capital ratio	15.55%	19.64%	18.82%	17.92%	18.28%
Tier 1 risk-based capital ratio	14.36%	18.38%	17.56%	16.67%	17.03%
Tier 1 leverage ratio	10.23%	12.74%	12.81%	13.04%	12.98%
Equity to assets ratio (5)	8.52%	10.41%	10.48%	10.17%	10.25%
____________________
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

(4) Allowance for loan losses to total loans net of fair value loans is calculated by dividing allowance for loan losses by total loans excluding acquired loans measured at fair value. This is a Non-GAAP measure.

(5) Equity to assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

Cross Reference Index

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) acquired loans with specific credit-related deterioration and (3) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

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

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each component is determined based upon estimates. With regard to commercial loans, the formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance calculations are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

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

Acquired Loans with Specific Credit-Related Deterioration

Acquired loans with specific credit deterioration are accounted for by the Company in accordance with FASB Accounting Standards Codification 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Cross Reference Index
Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2011 indicated that goodwill is not impaired and is properly recorded in the financial statements.

NON-GAAP PRESENTATIONS

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets. Refer to page 38 for a GAAP to Non- GAAP reconciliation for allowance for loan losses to total loans net of fair value loans.

EXECUTIVE OVERVIEW

American National Bankshares Inc. is the holding company of American National Bank and Trust Company, a community bank serving Southern and Central Virginia and the northern portion of Central North Carolina with twenty-five banking offices and two loan production offices.

American National Bank and Trust Company provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-one ATMs, “AmeriLink” Internet banking, and 24-hour “Access American” telephone banking.

Additional information is available on the Company’s website at www.amnb.com.  The information on the Company’s website is not incorporated into this Annual Report on Form 10-K.  The shares of American National Bankshares Inc. common stock are traded on the NASDAQ Global Select Market under the symbol “AMNB.”

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Pursuant to the terms of the merger agreement with MidCarolina, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company’s common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each share of Company common stock outstanding immediately prior to the merger has continued to be outstanding after the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company’s Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the now outstanding shares of the Company’s common stock.

In connection with the transaction, MidCarolina Bank was merged with and into the Bank.

       The acquisition has been accretive to earnings. Most of the material changes in balance sheet and income statement categories during this reporting period are directly related to the impact of the MidCarolina merger.

Cross Reference Index

MANAGEMENT INFORMATION SYSTEM CHANGES

  Coincidentally with the merger with MidCarolina, the Company converted its management information systems from an in-house data processing system to an outsourced processing strategy.  Both banks’ management information systems were fully integrated and converted to Jack Henry & Associates Silverlake processing system in mid-February 2012.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.  Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities.  All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.

Net interest income on a taxable equivalent basis increased $13,899,000 or 48.7% in 2011 from 2010, following a $286,000 or 1.0% increase in 2010 from 2009.  The increase in net interest income in 2011 was primarily due to the July merger with MidCarolina. Yields on loans were 6.05% in 2011 compared to 5.39% in 2010, driven primarily by $5,162,000 in loan accretion income recorded in second half of 2011. Loan yields were also positively impacted by generally higher contractual yields in the MidCarolina portfolio. Liabilities were mostly lower in 2011 compared to 2010, especially with respect to time deposits, which were 1.63% for 2011 compared to 2.12% for 2010. Deposit rates for demand account increased to 0.21% in 2011 from 0.08% in 2010 as a result of the merger and the impact of MidCarolina pricing on their existing transaction accounts. The net interest margin was 4.35% for 2011, 3.78% for 2010, and 3.81% for 2009.

During 2008, the Federal Open Market Committee of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it has remained for 2009, 2010 and 2011. This historically low rate environment has had a significant effect on the Company’s net interest margin. Based on recent FRB pronouncements, rates are expected to remain at or near historical lows through 2014.

Net interest income on a taxable equivalent basis increased $286,000 or 1.0% in 2010 from 2009.  The increase in net interest income in 2010 was primarily due to a 0.38% reduction in interest rates paid on deposits which was partially offset by 0.18% decrease in the yield on loans and a higher volume of securities.  The increase in net interest income in 2009 was primarily due to a 0.88% reduction in interest rates paid on deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Cross Reference Index

Table 1 - Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2011	2010	2009	2011	2010	2009	2011	2010	2009
Loans:
Commercial	$107,376	$77,382	$88,551	$4,947	$3,694	$4,213	4.61%	4.77%	4.76%
Real estate	559,656	440,318	463,093	35,298	24,045	26,294	6.31	5.46	5.68
Consumer	7,734	6,774	7,623	575	541	659	7.43	7.99	8.64
Total loans	674,766	524,474	559,267	40,820	28,280	31,166	6.05	5.39	5.57

Securities:
Federal agencies and GSE	36,247	59,960	52,694	946	1,917	2,139	2.61	3.20	4.06
Mortgage-backed and CMOs	75,902	50,178	40,363	2,148	1,957	2,100	2.83	3.90	5.20
State and municipal	151,254	86,439	52,687	6,872	4,478	2,972	4.54	5.18	5.64
Other	7,038	6,719	7,493	279	240	261	3.96	3.57	3.48
Total securities	270,441	203,296	153,237	10,245	8,592	7,472	3.79	4.23	4.88

Deposits in other banks	29,394	27,063	28,804	127	360	378	0.43	1.33	1.31

Total interest earning assets	974,601	754,833	741,308	51,192	37,232	39,016	5.25	4.93	5.26

Nonearning assets	102,493	72,589	68,832

Total assets	$1,077,094	$827,422	$810,140

Deposits:
Demand	$137,211	$94,236	$98,576	290	76	290	0.21	0.08	0.29
Money market	132,906	73,358	72,918	572	371	527	0.43	0.51	0.72
Savings	68,038	63,484	62,219	98	88	148	0.14	0.14	0.24
Time	382,008	291,536	273,301	6,243	6,173	7,434	1.63	2.12	2.72
Total deposits	720,163	522,614	507,014	7,203	6,708	8,399	1.00	1.28	1.66

Customer repurchase
agreements	46,411	59,270	63,115	325	382	670	0.70	0.64	1.06
Other short-term borrowings	66	87	1,037	0	0	5	0.47	0.42	0.48
Long-term borrowings	30,991	29,192	30,849	1,252	1,629	1,715	4.04	5.58	5.56
Total interest bearing
liabilities	797,631	611,163	602,015	8,780	8,719	10,789	1.10	1.43	1.79

Noninterest bearing
demand deposits	143,204	103,208	99,686
Other liabilities	5,939	3,991	4,814
Shareholders' equity	130,320	109,060	103,625
Total liabilities and
shareholders' equity	$1,077,094	$827,422	$810,140

Interest rate spread							4.15%	3.50%	3.47%
Net interest margin							4.35%	3.78%	3.81%

Net interest income (taxable equivalent basis)				42,412	28,513	28,227
Less: Taxable equivalent adjustment				2,005	1,299	955
Net interest income				$40,407	$27,214	$27,272

Cross Reference Index

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

Table 2 - Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2011 vs. 2010			2010 vs. 2009
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,253	$(133)	$1,386	$(519)	$14	$(533)
Real estate	11,253	4,094	7,159	(2,249)	(984)	(1,265)
Consumer	34	(39)	73	(118)	(48)	(70)
Total loans	12,540	3,922	8,618	(2,886)	(1,018)	(1,868)
Securities:
Federal agencies and GSE	(971)	(308)	(663)	(222)	(492)	270
Mortgage-backed and CMO's	191	(633)	824	(143)	(591)	448
State and municipal	2,394	(609)	3,003	1,506	(260)	1,766
Other securities	39	27	12	(21)	7	(28)
Total securities	1,653	(1,523)	3,176	1,120	(1,336)	2,456
Deposits in other banks	(233)	(262)	29	(18)	5	(23)
Total interest income	13,960	2,137	11,823	(1,784)	(2,349)	565

Interest expense
Deposits:
Demand	214	167	47	(214)	(202)	(12)
Money market	201	(62)	263	(156)	(159)	3
Savings	10	4	6	(60)	(63)	3
Time	70	(1,594)	1,664	(1,261)	(1,732)	471
Total deposits	495	(1,485)	1,980	(1,691)	(2,156)	465
Customer repurchase
agreements	(57)	31	(88)	(288)	(249)	(39)
Other borrowings	(377)	(471)	94	(91)	53	(144)
Total interest expense	61	(1,925)	1,986	(2,070)	(2,352)	282
Net interest income	$13,899	$4,062	$9,837	$286	$3	$283

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities and net gains or losses related to foreclosed real estate. Unless otherwise noted, most of material changes between 2010 and 2011 for noninterest income and noninterest expense relate to the July 2011 merger with MidCarolina.

2011 compared to 2010

Noninterest income was $9,244,000 in 2011 compared to $9,114,000 in 2010, an increase of $130,000 or 1.4%.

Fees from the management of trusts, estates, and asset management accounts were $3,561,000 in 2011 compared to $3,391,000 in 2010, a $170,000 or 5.0% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts were $1,963,000 in 2011 compared to $1,897,000 in 2010, a $66,000 or 3.5% increase.

Cross Reference Index
Other fees and commissions were $1,510,000 in 2011 compared to $1,163,000 in 2010, a $347,000 or 29.8% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $1,262,000 in 2011 compared to $1,560,000 in 2010, a $298,000 or 19.1% decline.  While revenue was impacted with the expiration of the federal homebuyer tax credit in September 2010 and the overall continuing slowdown in the real estate market, historically low mortgage rates have fueled continuing, but subdued, demand for refinanced mortgages from credit qualified borrowers.

Securities losses were $1,000 in 2011 compared to gains of $126,000 in 2010. Net gains in the 2010 period related to the sale of several relatively small dollar odd lot size balances of mortgage backed securities.

Other noninterest income was $949,000 in 2011 compared to $977,000 in 2010, a $28,000 or 2.9% decrease.  This decrease was primarily due to the sale of bank owned property that had been held for future expansion. The transaction generated a net gain on sale of $450,000 for 2010.

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

Noninterest Expense

Unless otherwise noted, most of material changes between 2010 and 2011 for noninterest income and noninterest expense relate to the July 2011 merger with MidCarolina.

2011 compared to 2010

Noninterest expense was $30,000,000 in 2011 compared to $23,379,000 in 2010, an increase of $6,621,000 or 28.3%.

Salaries were $12,409,000 in 2011 compared to $10,063,000 in 2010, an increase of $2,346,000 or 23.3%.

Employee benefits were $2,681,000 in 2011 compared to $2,442,000, an increase of $239,000 or 9.8%.

Cross Reference Index

Occupancy and equipment expense were $3,199,000 for 2011 compared to $2,936,000 for 2010, an increase of $263,000 or 9.0%.

FDIC insurance assessment was $651,000 in 2011 compared to $795,000 in 2010, a decrease of $144,000 or 18.1%.

Merger related expenses associated with the acquisition of MidCarolina totaled $1,607,000. There were no comparable expenses in 2010. Management does not expect this expense category to be material in 2012.

Other noninterest expense was $7,112,000 in 2011 compared to $5,512,000 in 2010, an increase of $1,600,000 or 29%.

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

Other noninterest expense was $5,512,000 in 2010 compared to $4,937,000 in 2009, an increase of $575,000 or 11.6%.  This increase is primarily due to $357,000 in expenses related to the merger with MidCarolina Financial Corporation.

Income Taxes

Income taxes on 2011 earnings amounted to $4,910,000, resulting in an effective tax rate of 29.8%, compared to 27.8% in 2010 and 27.0% in 2009.  The Company was subject to a statutory, blended, federal tax rate of 34.0% in 2011, 2010 and 2009.  The major difference between the statutory rate and the effective rate results from income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Cross Reference Index

Fair Value Impact to Net Income

The following table presents the actual effect for the year ended December 31, 2011 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income.

(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on July 1, 2011	For the year ended December 31, 2011

Interest income/(expense):
Loans	Income	$(20,740)	$4,528
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,663)	634
Time deposits	Income	(176)	66
Time deposits - brokered	Income	(902)	208
Time deposits - CDARs	Income	(22)	22
FHLB advances	Expense	(142)	(11)
Trust preferred securities	Expense	(2,218)	(47)
Net Interest Income			5,400

Non-interest (expense)
Amortization of core deposit intangible	Expense	6,556	(904)
Net non-interest expense			(904)

Change in pretax income			$4,495

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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2011 is asset sensitive.  Management has no expectation that market rates will decline in the near term, given the prevailing economy.

Cross Reference Index

The interest rate sensitivity position at December 31, 2011 is illustrated in the following table.  The carrying amounts of assets and liabilities are presented in the periods they are expected to reprice or mature.
Table 3 - Interest Rate Sensitivity Gap Analysis
December 31, 2011
(dollars in thousands)

	Within		> 1 Year		> 3 Year
	1 Year		to 3 Years		to 5 Years		> 5 Years	Total
Interest sensitive assets:
Interest bearing deposits
with other banks	$6,332		$-		$-		$-	$6,332
Securities	9,948		18,002		47,974		263,461	339,385
Loans (1)	486,779		210,890		106,966		26,453	831,088
Total interest
sensitive assets	503,059		228,892		154,940		289,914	1,176,805

Interest sensitive liabilities:
Checking and savings deposits	263,405		-		-		-	263,405
Money market deposits	182,347		-		-		-	182,347
Time deposits	219,807		84,006		130,041			433,854
Customer repurchase agreements	45,575		-		-		-	45,575
Federal Home Loan Bank advances	3,000		337		-		9,869	13,206
Trust preferred capital notes	27,212		-		-		-	27,212
Total interest
sensitive liabilities	741,346		84,343		130,041		9,869	965,599

Interest sensitivity gap	$(238,287)		$144,549		$24,899		$280,045	$211,206

Cumulative interest sensitivity gap	$(238,287)		$(93,738)		$(68,839)		$211,206

Percentage cumulative gap
to total interest sensitive assets	(20.2	) %	(8.0	) %	(5.8	) %	17.9%

(1) Loans include loans held for sale and are net of unearned income.

Cross Reference Index

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2011, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Table 4 - Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2011
Change in	Changes in
Interest	Net interest Income (1)
Rates	Amount	Percent

Up 4.0%	$11,196	23.1%
Up 3.0%	8,504	17.5
Up 2.0%	5,773	11.9
Up 1.0%	2,976	6.1
No change	-	-

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

Liquidity Risk Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds to meet their credit needs or depositors desiring to withdraw funds.  Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk position.  The Company uses a simulation and budget model to assist in the management of the future liquidity needs of the Company.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2011, principal advance obligations to the FHLB consisted of $10,206,000 in fixed-rate, long-term advances and $3,000,000 in short-term advances compared to $8,488,000 in long-term advances and $6,110,000 in short-term advances at December 31, 2010.  The Company also had outstanding $72,000,000 in letters of credit at December 31, 2011 and $20,000,000 in letters of credit at December 31, 2010. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Cross Reference Index

The Company had fixed-rate term advance borrowing contracts with the FHLB as of December 31, 2011, with the following final maturities:

Amount	Maturity Date
$337	March 2014
9,869	November 2017
$10,206

The fixed rate term advance due November 2017 is net of a fair value adjustment of $131,000.

The Company has federal funds lines of credit established with three correspondent banks in the amounts of $15,000,000, $12,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at December 31, 2011.

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and liquidity management tool.

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

The continuing economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2010 and continuing into 2011. The Company is cognizant of the historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Cross Reference Index

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

(in thousands, except yields)

	December 31,
	2011		2010		2009

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$ 2,597	3.30%	$ 25,256	2.99%	$ 32,498	1.76%
1 to 5 years	20,048	1.84	16,960	1.84	42,404	3.13
5 to 10 years	9,426	2.64	15,076	2.92	6,377	4.58
Total	32,071	2.20	57,292	2.63	81,279	2.70

Mortgage-backed:
Within 1 year	-	-	187	4.11	393	3.66
1 to 5 years	1,886	3.66	1,680	4.91	4,081	4.89
5 to 10 years	34,930	2.50	19,563	4.56	14,014	4.97
Over 10 years	65,628	2.46	40,698	2.93	23,076	4.78
Total	102,444	2.49	62,128	3.50	41,564	4.84

State and Municipal:
Within 1 year	5,218	4.86	1,982	5.11	5,958	4.95
1 to 5 years	42,345	3.30	25,212	3.73	18,449	5.06
5 to 10 years	81,267	4.23	49,108	4.70	22,794	5.23
Over 10 years	54,122	4.73	31,969	5.09	17,164	5.61
Total	182,952	4.18	108,271	4.60	64,365	5.26

Other Securities:
Within 1 year	1,988	6.28	-	-	2,003	4.23
1 to 5 years	324	11.80	1,974	6.28	1,959	6.28
Total	2,312	7.06	1,974	6.28	3,962	5.24

Total portfolio	$319,779	3.82%	$229,665	3.82%	$191,170	4.08%

Loans

  In December 2010, the Company announced the entering into of the merger transaction with MidCarolina. In anticipation of a significant increase in the size and complexity of the loan portfolio, the Company reviewed, reorganized, and augmented its lending and credit functions significantly. Most notably, the Company created the positions of Senior Credit Officer for Virginia and Senior Credit Officer for North Carolina, both of whom report to the Company’s Chief Credit Officer. Both regions have active Asset Quality Committees. Initial lending authorities in the North Carolina region are more conservative than those in the Virginia region.

       The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Average loans increased $150,312,000, or 28.72% from 2010 to 2011, primarily driven by the July merger with MidCarolina. Average loans decreased $34,793,000, or 6.2% from 2009 to 2010, driven primarily by the overall deleveraging in the marketplace.

At December 31, 2011, total loans were $824,758,000, an increase of $303,977,000 or 58.4% from the prior year, almost totally due to the mid-year merger with MidCarolina.

Loans held for sale totaled $6,330,000 at December 31, 2011, and $3,135,000 at December 31, 2010.

Cross Reference Index
  Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following chart presents the Company’s portfolio for the past five years by segment.
Table 6 - Loans

	December 31,
(in thousands)	2011	2010	2009	2008	2007

Real estate:
Construction and land development	$54,433	$37,168	$40,371	$63,361	$69,803
Commercial real estate	351,961	210,393	208,066	207,160	198,332
Residential real estate	179,812	119,398	121,639	136,480	133,899
Home equity	96,195	61,064	64,678	57,170	48,313
Total real estate	682,401	428,023	434,754	464,171	450,347

Commercial and industrial	134,166	85,051	86,312	98,546	91,028
Consumer	8,191	7,707	6,925	8,393	10,016

Total loans	$824,758	$520,781	$527,991	$571,110	$551,391

The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Table 7 - Loans by Geographic Region

	December 31, 2011
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2010

Danville region	$193,595	23.5%	2.7%
Central region	146,603	17.8	(3.4)
Southside region	108,776	13.2	(1.8)
Eastern region	69,381	8.4	(0.7)
Alamance region	214,228	26.0	N/A
Guilford region	92,175	11.1	N/A

Total loans	$824,758	100.0%

The Danville region consists of offices in Danville and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson.  The Southside region consists of offices in Martinsville, and Henry County.  The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania.  The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2011 or 2010, loans to lessors of nonresidential buildings represented 13.8% of total loans at December 31, 2011 and 13.4% at December 31, 2010; the lessees and lessors are engaged in a variety of industries.

Cross Reference Index

The following table presents the maturity schedule of selected loan types.

Table 8 - Maturities of Selected Loan Types
December 31, 2011

	Commercial
	and	Real Estate
(in thousands)	Industrial (1)	Construction	Total

1 year or less	$47,654	$29,562	$77,216
1 to 5 years (2)	73,507	22,732	96,239
After 5 years (2)	13,004	2,139	15,143
Total	$134,165	$54,433	$188,598

(1) includes agricultural loans.
(2) Of the loans due after one year, $106,928 have predetermined interest rates and $4,455 have floating or adjustable interest rates.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The Company uses certain practices to manage its credit risk.  These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by the Loan Review department, which operates independently of loan production, (f) regular meetings of the Credit Committees to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (g) regular meetings of the Asset Quality Committee which reviews the status of individual loans.

Risk grades are assigned as part of the origination process. From time to time risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company’s Credit Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance, factors which are considered include, but are not limited to,  historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, and national, regional and local economic conditions and trends.

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

Cross Reference Index

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

For the years ended December 31, 2011, 2010, and 2009, the allowance for loan losses was $10,529,000, $8,420,000, and $8,166,000, respectively.  The allowance for loan losses as a percentage of loans at each of those dates was 1.28%, 1.62%, and 1.55%, respectively.  The significant decline in the allowance is related to the merger with MidCarolina. In that transaction, approximately $328 million in loans were added to the balance sheet, at fair value and, in conformity with current generally accepted accounting principles, without a related allowance for loan loss. The allowance for loan losses as a percent of loans, net of fair value loans, at year end 2011 was 1.96%.

The provision for loan losses for the same years was $3,170,000, $1,490,000, and $1,662,000, respectively. The increased provision expense for 2011 was in recognition of the larger size and complexity of the bank’s loan portfolio after the merger and the rapid accretion of the credit mark associated with the fair value loans acquired in the merger.

Net loans charge-offs totaled $1,061,000 in 2011, $1,236,000 in 2010, and $1,320,000 in 2009.  Net charge offs to average loans during the same periods totaled 0.16%, 0.24%, and 0.24%, respectively.

The following table presents the Company’s loan loss and recovery experience for the past five years.

Table 9 - Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Balance at beginning of period	$8,420	$8,166	$7,824	$7,395	$7,264

Charge-offs:
Construction and land development	529	-	130	1,007	-
Commercial real estate	173	666	303	61	54
Residential real estate	641	310	609	196	140
Home equity	230	135	245	62	19
Total real estate	1,573	1,111	1,287	1,326	213
Commercial and industrial	163	306	163	63	103
Consumer	127	114	151	175	199
Total charge-offs	1,863	1,531	1,601	1,564	515

Recoveries:
Construction and land development	36	147	2	71	-
Commercial real estate	270	9	15	101	15
Residential real estate	40	29	5	3	3
Home equity	10	2	1	-	1
Total real estate	356	187	23	175	19
Commercial and industrial	373	32	165	18	50
Consumer	73	76	93	180	174
Total recoveries	802	295	281	373	243

Net charge-offs	1,061	1,236	1,320	1,191	272
Provision for loan losses	3,170	1,490	1,662	1,620	403
Balance at end of period	$10,529	$8,420	$8,166	$7,824	$7,395

Cross Reference Index

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years.
Table 10 - Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,236	16.3%	$751	16.3%	$1,604	16.4%	$856	17.3%	$580	16.5%

Commercial
real estate	5,719	49.3	4,623	47.5	3,565	47.0	4,307	47.4	4,476	48.6

Residential
real estate	3,412	33.5	2,929	34.7	2,849	35.3	2,335	33.9	1,852	33.0

Consumer	162	1.0	117	1.5	148	1.3	326	1.4	443	1.9

Unallocated	-	-	-	-	-	-	-	-	44	-

Total	$10,529	100.0%	$8,420	100.0%	$8,166	100.0%	$7,824	100.0%	$7,395	100.0%

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio for the past five years.

Table 11 - Asset Quality Ratios

	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007

Allowance to loans*	1.28%	1.62%	1.55%	1.37%	1.34%
Allowance to loans net of fair value loans*	1.96	1.62	1.55	1.37	1.34
Net charge-offs to year-end allowance	10.08	14.68	16.16	15.22	3.68
Net charge-offs to average loans	0.16	0.24	0.24	0.21	0.05
Nonperforming assets to total assets*	1.46	0.76	0.87	0.91	0.42
Nonperforming loans to loans*	1.66	0.50	0.69	0.50	0.48
Provision to net charge-offs	298.77	120.52	125.91	136.02	148.16
Provision to average loans	0.47	0.29	0.30	0.29	0.07
Allowance to nonperforming loans*	76.74	324.22	224.22	275.01	280.22

* - at year end

Cross Reference Index

The following table provides a reconciliation between the GAAP measure of allowance to loans to the Non-GAAP measure of allowance to loans net of fair value loans for the specified period.

	As of December 31, 2011
	GAAP Measure		Non-GAAP Measure
	Total Portfolio Loans and Leases	Less: Loans Acquired in Merger	Total Orginated Loans
(in thousands)
Commercial	134,165	(34,601)	99,565
Commercial real estate:
Construction and land development	54,433	(20,555)	33,878
Commercial real estate	351,961	(134,826)	217,135
Residential real estate:
Residential	179,812	(62,337)	117,475
Home equity	96,195	(34,960)	61,235
Consumer	8,192	(962)	7,229
Total loans	824,758	(288,241)	536,517
Allowance for loan and lease losses	10,529	-	10,529
Allowance as a percentage of loans and leases	1.28%		1.96%

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 1.66% at December 31, 2011 compared to 0.50% at December 31, 2010.  The increase was primarily the result of the merger with MidCarolina.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 1.46% of total assets at December 31, 2011, compared to 0.76% at December 31, 2010.

There were $656,000 in troubled debt restructurings at December 31, 2011 compared to $0 at December 31, 2010.

In most cases it is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. In some cases a loan in process of renewal may become 90 days past due. In these instances the loan may still be accruing because of a delayed renewal process in which the customer has not been billed. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.

The $13,523,000 in nonaccrual loans shown on the following table includes $3,238,000 in impaired loans. The remaining loans were not deemed impaired, based on their performance, existing circumstances, collateral value and other factors.

Cross Reference Index

The following table presents the Company’s nonperforming asset history over the past five years.

Table 12 - Nonperforming Assets
(in thousands)
	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans:
Real estate	$11,654	$2,181	$3,138	$2,730	$2,488
Commercial	1,820	401	463	73	107
Agricultural	-	-	-	-	-
Consumer	49	15	41	42	44
Total nonaccrual loans	13,523	2,597	3,642	2,845	2,639

Loans past due 90 days
and accruing interest:
Real estate	197	-	-	-	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	197	-	-	-	-

Total nonperforming loans	13,720	2,597	3,642	2,845	2,639

Foreclosed real estate	5,353	3,716	3,414	4,311	632

Total nonperforming assets	$19,073	$6,313	$7,056	$7,156	$3,271

Impaired Loans

  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired as of year-end in the years indicated.

Table 13 - Impaired Loans
(in thousands)

	December 31,
	2011	2010	2009	2008	2007

Not on nonaccrual status	$ 313	$ 560	$ 2,067	$ 1,921	$ 2,255
On nonaccrual status	2,925	-	1,757	1,271	1,310
Total impaired loans	$ 3,238	$ 560	$ 3,824	$ 3,192	$ 3,565

Cross Reference Index

Foreclosed Assets

  Foreclosed assets were carried on the consolidated balance sheets at $5,353,000 and $3,716,000 as of December 31, 2011 and 2010, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.  The following table shows Other Real Estate Owned over the past five years.

Table 14 - Other Real Estate Owned
(in thousands)

	Year Ended December 31,
	2011	2010	2009	2008	2007

Construction and land development	$3,001	$2,293	$2,521	$3,634	$85
Farmland	-	-	-	-	-
1-4 family residential	1,267	1,078	125	677	547
Multifamily (5 or more) residential	-	-	-	-	-
Commercial real estate	1,085	345	768	-	-
	$5,353	$3,716	$3,414	$4,311	$632

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits increased $237,545,000 or 38.0% in 2011 after increasing $19,122,000 or 3.2% in 2010.  Period-end deposits increased $418,656,000 or 65.4% from December 31, 2010 to December 31, 2011.  The increase in average and period-end deposits was primarily attributed to the merger with MidCarolina.

During 2011, demand deposits increased $173,108,000 or 88.7%, money market deposits increased $122,456,000 or 204.5%, savings deposits increased $8,671,000 or 13.9%, and certificates of deposit increased $111,421,000 or 34.6%.   The deposits increase was primarily attributed to the merger with MidCarolina.

Table 15 - Deposits
(dollars in thousands)

	December 31,
	2011		2010		2009
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing deposits	$143,204	-%	$103,208	-%	$99,686	-%

Interest bearing accounts:
NOW accounts	$137,211	0.21%	$94,236	0.08%	$98,576	0.29%
Money market	132,906	0.43	73,358	0.51	72,918	0.72
Savings	68,038	0.14	63,484	0.14	62,219	0.24
Time	382,008	1.63	291,536	2.12	273,301	2.72
Total interest bearing deposits	$720,163	1.00%	$522,614	1.28%	$507,014	1.66%

Average total deposits	$863,367	0.83%	$625,822	1.07%	$606,700	1.38%

Cross Reference Index

Table 16 - Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2011 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$34,306
Over 3 through 6 months	27,270
Over 6 through 12 months	59,988
Over 12 months	144,113
$265,677

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB of Atlanta and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies and mature daily.  The Company considers these accounts to be a stable and relatively low cost source of funds.  The securities underlying these agreements remain under the Company’s control.  Refer to Notes 11 and 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10K for a discussion of long-term debt.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Table 17 - Short-Term Borrowings
(dollars in thousands)

	December 31,
	2011	2010

Customer repurchase agreements	$45,575	$47,084
FHLB overnight borrowings	3,000	6,110
Total	$48,575	$53,194

Weighted interest rate	0.68%	0.67%

Average for the year ended:
Outstanding	$46,477	$59,357
Interest rate	0.70%	0.64%

Maximum month-end outstanding	$50,329	$66,826

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2011, the Bank’s public deposits totaled $122,987,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2011, the Company had $72,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Cross Reference Index

Shareholders’ Equity

The Company’s goal with capital management is to be classified as “well capitalized” under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders’ equity was $152,829,000 at December 31, 2011 and $108,087,000 at December 31, 2010.  The largest factor impacting equity was $30,000,000 in new common stock issued in relation to the merger with MidCarolina.

The Company declared and paid quarterly dividends totaling $0.92 for each of the past three years.  Cash dividends in 2011 totaled $6,421,000 and represented a 55.5% payout of 2011 net income, compared to a 68.1% payout in 2010, and an 82.4% payout in 2009.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 11.71% of assets at December 31, 2011, 12.97% of assets at December 31, 2010 and 13.15% of assets at December 31, 2009.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier 2 capital consists generally of qualifying allowance for loan losses. “Total” capital is the sum of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average quarterly assets less intangible assets.

The following table represents the major capital ratios for the Company for the past five years:

	December 31,
Capital Ratios:	2011	2010	2009	2008	2007
Total risk-based capital ratio	15.55%	19.64%	18.82%	17.92%	18.28%
Tier 1 risk-based capital ratio	14.36%	18.38%	17.56%	16.67%	17.03%
Tier 1 leverage ratio	10.23%	12.74%	12.81%	13.04%	12.98%
Equity to assets ratio (5)	8.52%	10.41%	10.48%	10.17%	10.25%

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2011 and 2010, that the Company met the requirements to be considered “well capitalized.”

Preferred Stock

On November 15, 2011, the Company completed the repurchase of all 5,000 shares of its Noncumulative Perpetual Series A Preferred Stock, par value $5.00 per share (the “American Series A Preferred Stock”), that were outstanding as of such date.  The shares of American Series A Preferred Stock were issued on July 1, 2011 in connection with the Company’s acquisition of MidCarolina and had a $1,000 liquidation preference per share.

While the American Series A  Preferred Stock was subject to redemption at 104.5% of par during the twelve month period beginning August 15, 2011, the Company paid 62% of par (or an aggregate purchase price of $3.1 million) to repurchase all 5,000 outstanding shares from the sole holder of the stock.  Settlement for the repurchase was effected on November 18, 2011.

The discount on the redemption of the American Series A Preferred stock was reflected in retained earnings account for the Company.

Cross Reference Index

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2011 (in thousands):

	Payments Due By Period
					More than
	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

Time deposits	$433,854	$218,153	$84,157	$131,544	$-
Repurchase agreements	45,575	45,575	-	-	-
FHLB borrowings	13,206	3,000	337	9,869	-
Operating leases	2,520	529	852	646	493
Trust preferred capital notes	27,212	-	-	-	27,212

OFF-BALANCE SHEET ACTIVITIES

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and the MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries.  Refer to Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10K for a discussion of trust preferred capital notes.  Off-balance sheet transactions were as follows (in thousands):

	December 31,
Off-Balance Sheet Transactions	2011	2010

Commitments to extend credit	$191,957	$134,435
Standby letters of credit	2,961	1,558
Mortgage loan rate-lock commitments	5,387	4,235

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

Cross Reference Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 15, 2012

Cross Reference Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  American National Bankshares Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Cross Reference Index

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of American National Bankshares Inc. and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.

Winchester, Virginia
March 15, 2012

Cross Reference Index

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2011 and 2010
(Dollars in thousands, except per share data)

ASSETS	2011	2010
Cash and due from banks	$22,561	$9,547
Interest-bearing deposits in other banks	6,332	8,967

Securities available for sale, at fair value	333,366	228,295
Securities held to maturity (fair value of $0
in 2011 and $3,440 in 2010)	-	3,334
Total securities	333,366	231,629

Restricted stock, at cost	6,019	4,062
Loans held for sale	6,330	3,135

Loans, net of unearned income	824,758	520,781
Less allowance for loan losses	(10,529)	(8,420)
Net loans	814,229	512,361

Premises and equipment, net	25,674	19,509
Other real estate owned, net of valuation allowance
of $1,902 in 2011 and $1,622 in 2010	5,353	3,716
Goodwill	38,899	22,468
Core deposit intangibles, net	6,595	1,320
Bank owned life insurance	13,058	4,104
Accrued interest receivable and other assets	26,290	12,846
Total assets	$1,304,706	$833,664

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$179,148	$105,240
Demand deposits -- interest bearing	189,212	90,012
Money market deposits	182,347	59,891
Savings deposits	74,193	62,522
Time deposits	433,854	322,433
Total deposits	1,058,754	640,098

Short-term borrowings:
Customer repurchase agreements	45,575	47,084
Other short-term borrowings	3,000	6,110
Long-term borrowings	10,206	8,488
Trust preferred capital notes	27,212	20,619
Accrued interest payable and other liabilities	7,130	3,178
Total liabilities	1,151,877	725,577

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,806,869 shares outstanding at December 31, 2011 and
6,127,735 shares outstanding at December 31, 2010	7,807	6,128
Capital in excess of par value	56,395	27,268
Retained earnings	81,797	74,850
Accumulated other comprehensive income (loss), net	6,830	(159)
Total shareholders' equity	152,829	108,087
Total liabilities and shareholders' equity	$1,304,706	$833,664

The accompanying notes are an integral part of the consolidated financial statements.

Cross Reference Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Interest and Dividend Income:
Interest and fees on loans	$40,688	$28,148	$31,062
Interest and dividends on securities:
Taxable	4,595	5,042	4,853
Tax-exempt	3,646	2,288	1,673
Dividends	131	95	95
Other interest income	127	360	378
Total interest and dividend income	49,187	35,933	38,061
Interest Expense:
Interest on deposits	7,203	6,708	8,399
Interest on short-term borrowings	325	382	675
Interest on long-term borrowings	229	256	342
Interest on trust preferred capital notes	1,023	1,373	1,373
Total interest expense	8,780	8,719	10,789
Net Interest Income	40,407	27,214	27,272
Provision for Loan Losses	3,170	1,490	1,662
Net Interest Income after Provision for Loan Losses	37,237	25,724	25,610
Noninterest Income:
Trust fees	3,561	3,391	3,153
Service charges on deposit accounts	1,963	1,897	2,085
Other fees and commissions	1,510	1,163	1,014
Mortgage banking income	1,262	1,560	1,605
Securities gains (losses), net	(1)	126	3
Other	949	977	658
Total noninterest income	9,244	9,114	8,518
Noninterest Expense:
Salaries	12,409	10,063	10,048
Employee benefits	2,681	2,442	3,201
Occupancy and equipment	3,199	2,936	2,927
FDIC assessment	651	795	1,186
Bank franchise tax	763	670	642
Core deposit intangible amortization	1,282	378	377
Foreclosed real estate, net	296	754	1,642
Merger related expenses	1,607	-	-
Other	7,112	5,341	4,770
Total noninterest expense	30,000	23,379	24,793
Income Before Income Taxes	16,481	11,459	9,335
Income Taxes	4,910	3,181	2,525
Net Income	11,571	8,278	6,810
Dividends on preferred stock	103	-	-
Net income available to common shareholders	$11,468	$8,278	$6,810

Net Income Per Common Share:
Basic	$1.64	$1.35	$1.12
Diluted	$1.64	$1.35	$1.12
Average Common Shares Outstanding:
Basic	6,982,524	6,123,870	6,097,810
Diluted	6,989,877	6,131,650	6,102,895

The accompanying notes are an integral part of the consolidated financial statements.

Cross Reference Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands except per share data)

					Accumulated
			Capital in		Other	Total
	Preferred	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2008	$-	$6,086	$26,491	$71,090	$(1,367)	$102,300

Net income	-	-	-	6,810	-	6,810

Change in unrealized gains on securities
available for sale, net of tax, $366	-	-	-	-	676
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(1)	-	-	-	-	(2)
Change in unfunded pension liability,
net of tax, $968	-	-	-	-	1,802
Other comprehensive income					2,476	2,476
Total comprehensive income						9,286
Stock repurchased and retired	-	(8)	(33)	(80)	-	(121)
Stock options exercised	-	32	442	-	-	474
Stock-based compensation expense	-	-	62	-	-	62
Cash dividends declared, $0.92 per share	-	-	-	(5,612)	-	(5,612)

Balance, December 31, 2009	-	6,110	26,962	72,208	1,109	106,389

Net income	-	-	-	8,278	-	8,278

Change in unrealized losses on securities
available for sale, net of tax, $(723)	-	-	-	-	(1,341)
Add: Reclassification adjustment for losses
on securities other-than temporarily
impaired, net of tax, $11	-	-	-	-	20
Less: Reclassification adjustment for gains
on securities available for sale, net of
tax, $(55)	-	-	-	-	(102)
Change in unfunded pension liability,
net of tax, $84	-	-	-	-	155
Other comprehensive loss					(1,268)	(1,268)
Total comprehensive income						7,010
Stock options exercised	-	3	45	-	-	48
Stock-based compensation expense	-	-	63	-	-	63
Equity-based compensation	-	15	198	-	-	213
Cash dividends declared, $0.92 per share	-	-	-	(5,636)	-	(5,636)

Balance, December 31, 2010	-	6,128	27,268	74,850	(159)	108,087

Net income	-	-	-	11,571		11,571

Change in unrealized gains on securities
available for sale, net of tax, $4,068	-	-	-	-	7,554
Less: Reclassification adjustment for losses
on securities available for sale, net of
tax, $0	-	-	-	-	1
Change in unfunded pension liability,
net of tax, $(305)					(566)
Other comprehensive income					6,989	6,989
Total comprehensive income						18,560

Issuance of common stock	-	1,626	28,279	-	-	29,905
Issuance of preferred stock	5,000	-	-	-	-	5,000
Issuance of replacement options	-	-	132	-	-	132
Retirement of preferred stock	(5,000)	-	-	1,900	-	(3,100)
Stock options exercised	-	11	162	-	-	173
Stock based compensation expense	-	-	63	-	-	63
Equity based compensation	-	42	491	-	-	533
Dividends on preferred stock	-	-	-	(103)	-	(103)
Cash dividends declared, $0.92 per share	-	-	-	(6,421)		(6,421)

Balance, December 31, 2011	$-	$7,807	$56,395	$81,797	$6,830	$152,829

Cross Reference Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands)

	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$11,571	$8,278	$6,810
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	3,170	1,490	1,662
Depreciation	1,385	1,253	1,201
Core deposit intangible amortization	1,282	378	377
Net amortization (accretion) of securities	1,836	509	(193)
Net loss (gain) on sale or call of securities	1	(157)	(3)
Impairment of securities	-	31	-
Gain on sale of loans held for sale	(1,101)	(1,386)	(1,426)
Proceeds from sales of loans held for sale	52,169	57,935	69,802
Originations of loans held for sale	(54,150)	(57,194)	(69,102)
Net (gain) loss on foreclosed real estate	(574)	129	168
Valuation allowance on foreclosed real estate	453	454	1,307
Net gain on sale of premises and equipment	(114)	(450)	(30)
Stock-based compensation expense	63	63	62
Equity-based compensation expense	533	213	-
Deferred income tax expense	3,053	56	132
Net change in interest receivable	66	(448)	(147)
Net change in other assets	(1,306)	528	(2,444)
Net change in interest payable	(36)	(17)	(356)
Net change in other liabilities	(34)	160	610
Net cash provided by operating activities	18,267	11,825	8,430

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,099	2,958	-
Proceeds from sales of securities held to maturity	-	612	-
Proceeds from maturities and calls of securities available for sale	69,011	100,872	89,337
Proceeds from maturities and calls of securities held to maturity	1,276	2,059	596
Purchases of securities available for sale	(114,972)	(145,379)	(147,104)
Net change in restricted stock	120	300	(463)
Net decrease in loans	22,282	4,421	40,107
Proceeds from sale of premises and equipment	189	937	125
Purchases of premises and equipment	(1,734)	(2,054)	(3,362)
Proceeds from sales of foreclosed real estate	2,965	831	1,354
Increase in other real estate owned	(140)	(163)	(240)
Cash paid in bank acquisition	(12)	-	-
Cash acquired in bank acquisition	34,783	-	-
Net cash provided by (used in) investing activities	15,867	(34,606)	(19,650)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	25,924	(18,522)	8,113
Net change in time deposits	(27,516)	54,347	7,022
Net change in customer repurchase agreements	(1,509)	(18,845)	14,188
Net change in other short-term borrowings	(3,110)	6,110	(7,850)
Net change in long-term borrowings	(8,140)	(150)	(5,149)
Net change in trust preferred capital notes	47	-	-
Common stock dividends paid	(6,421)	(5,636)	(5,612)
Preferred stock dividends paid	(103)	-	-
Repurchase of common stock	-	-	(121)
Repurchase of preferred stock	(3,100)	-	-
Proceeds from exercise of stock options	173	48	474
Net cash provided by (used in) financing activities	(23,755)	17,352	11,065

Net Increase (Decrease) in Cash and Cash Equivalents	10,379	(5,429)	(155)

Cash and Cash Equivalents at Beginning of Period	18,514	23,943	24,098

Cash and Cash Equivalents at End of Period	$28,893	$18,514	$23,943

The accompanying notes are an integral part of the consolidated financial statements.

Cross Reference Index

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010, and 2009

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Consolidation

The consolidated financial statements include the accounts of American National Bankshares Inc. (the “Company”) and its wholly owned subsidiary, American National Bank and Trust Company (the “Bank”).  The Bank offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services which also include non-deposit products such as mutual funds and insurance policies.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, pension obligations, other than temporary impairment, the fair value of financial instruments, and the valuation of foreclosed real estate.

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “AMNB Trust”) and a wholly owned subsidiary of the Company, was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”) which occurred in April 2006.

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation (“MidCarolina”).  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  This transaction expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford counties.

In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed the liabilities of the MidCarolina I and MidCarolina Trust II, two separate Delaware statutory trust (the “MidCarolina Trusts”), which were also formed for the purpose of issuing preferred securities.  Refer to Note 12 for further details concerning these entities.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 12.

Cash and Cash Equivalents

Cash includes cash on hand and cash with correspondent banks.  Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and are subject to an insignificant risk of change in value.  Cash and cash equivalents are carried at cost.

Interest-bearing Deposits in Other Banks

        Interest-bearing deposits in other banks mature within one year and are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Cross Reference Index

The Company does not currently have any securities in held to maturity or trading and has no plans to add any to either category.

The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment. The guidance specifies that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income for 2011, $5,000 in income for 2010, and $3,000 in expense for 2009.

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

Cross Reference Index

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

The Company’s loan portfolio is organized by major segment. These include:  commercial, commercial real estate, residential real estate and consumer loans.  Each segment has particular risk characteristics that are specific to the borrower and the generic category of credit.  For example, commercial loan repayments are highly dependent on cash flows associated with the underlying business and its profitability.  They can also be impacted by changes in collateral values.  Commercial real estate loans share the same general risk characteristics as commercial loans, but are often more dependent on the value of the underlying real estate collateral and, when construction is involved, the ultimate completion of and sale of the project.  Residential real estate loans are generally dependent on the value of collateral and the credit worthiness of the underlying borrower.  Consumer loans are very similar in risk characteristics to residential real estate.
In connection with the Merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments. Accounting for these loans acquired with deteriorated credit quality is done in accordance with ASC 310-30.  The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.  Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $656,000 in loans classified as TDRs as of December 31, 2011 and none as of December 31, 2010.

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

Cross Reference Index

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

Goodwill and Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.  Intangible assets related to branch transactions continued to amortize. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives ranging from eight to 10 years.

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

Cross Reference Index

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

Stock-Based Compensation

Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Earnings Per Common Share

Basic earnings per common share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per common share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company consist solely of outstanding stock options, and are determined using the treasury method.

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

	December 31,
	2011	2010

Unrealized gains on securities available for sale	$8,832	$1,277
Unfunded pension liability	(2,002)	(1,436)
Total accumulated other comprehensive income (loss)	$6,830	$(159)

Cross Reference Index

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $356,000, $229,000, and $139,000 in 2011, 2010, and 2009, respectively.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The required disclosures are included in the Company’s consolidated financial statements.

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

The Securities Exchange Commission (“SEC”) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.”  The rule requires companies to submit financial statements in extensible business reporting language (“XBRL”) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  The Company has submitted financial statements in XBRL format with their SEC filings in accordance with the phased-in schedule.

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

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.”  The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011.  The Company has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

Cross Reference Index

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP Topic 820, with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.”  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The rule was effective as of August 12, 2011.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Cross Reference Index

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

Note 2 –Merger with MidCarolina

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation (“MidCarolina”) pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina (the “merger agreement”).  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company’s common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each share of Company common stock outstanding immediately prior to the merger has continued to be outstanding after the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company’s Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock.

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the now outstanding shares of the Company.

In connection with the transaction, MidCarolina Bank was merged with and into the Bank.

Cross Reference Index

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $16.4 million, which will not be amortizable and is not deductible for tax purposes the Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table:

(dollars in thousands)
Consideration Paid:
Common shares issued (1,626,157)	$29,905
Cash paid to Shareholders	12
Fair Value of Options	132
Preferred shares issued (5,000)	5,000
Value of consideration	35,049

Assets acquired:
Cash and cash equivalents	34,783
Investment securities	51,442
Loans held for sale	113
Loans, net of unearned income	328,123
Premises and equipment, net	5,708
Deferred income taxes	15,310
Core deposit intangible	6,556
Other real estate owned	3,538
Other assets	13,535
Total assets	459,108

Liabilities assumed:
Deposits	420,248
FHLB advances	9,858
Other borrowings	6,546
Other liabilities	3,838
Total Liabilities	440,490
Net assets acquired	18,618
Goodwill resulting from merger with MidCarolina	$16,431

The following table details the changes fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the period ending September 30, 2011, (in thousands).

Goodwill at September 30, 2011	$15,241

Effect of adjustments to:
Portfolio loans	(411)
Fair value of stock options transferred	132
Deferred tax asset	317
Premises and equipment	1,152
Goodwill at December 31, 2011	$16,431

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The performing portion of the portfolio estimated fair value was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ ASC”) 310-20 (formerly SFAS 91).

Certain loans, those for which specific credit-related deterioration since origination was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Cross Reference Index

       The following tables details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (formerly Statement of Position (“SOP”) 03-3) as of July 1, 2011, (in thousands).

Contractually required principal and interest at acquisition	$56,681
Contractual cash flows not expected to be collected (nonaccretable difference)	17,472
Expected cash flows at acquisition	39,209
Interest component of expected cash flows (accretable discount)	1,663
Fair value of acquired loans accounted for under FASB ASC 310-30	$37,546

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by MidCarolina.

In connection with the merger with MidCarolina, the Company acquired an investment portfolio with a fair value of $51.4 million. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the merger with MidCarolina, the Company recorded a deferred income tax asset of $15.3 million related to MidCarolina’ s valuation allowance on foreclosed real estate and bad debt expenses, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

       In connection with the merger with MidCarolina, The Company acquires other real estate owned with a fair value of $3.5 million. Other real estate owned was measured at fair value less cost to sell.

In connection with the merger with MidCarolina, the Company acquired premises and equipment with a fair value of $5.7 million. Property appraisals for all owned locations were obtained. The fair value adjustment will be amortized as expense over the remaining lives of the properties. The Company also acquired several lease obligations in connection with the merger. The unfavorable lease position will be amortized over the remaining lives of the leases.

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service (often referred to as CDARs). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

The fair value of junior subordinated debentures (Other Borrowings) was determined based on the fair value of similar debt or equity instruments with reasonably comparable terms. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

Direct costs related to the acquisition were expensed as incurred. During 2011, the Company incurred $1.6 million in merger and acquisition integration expenses related to the transaction, including $1.4 million in professional services, $130,000 in technology and communications, $22,000 in advertising and marketing, and $26,000 in other non-interest expenses.

Cross Reference Index
The following table presents unaudited pro forma information as if the merger with MidCarolina had occurred on January 1, 2009. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with MidCarolina occurred in 2010.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

	Pro forma
	At December 31,
(in thousands)	2011	2010	2009

Net interest income	$41,883	$49,971	$53,407
Provision for loan losses	3,170	7,908	6,117
Non-interest income	9,244	11,773	11,305
Non-interest expense	27,931	34,703	38,882
Income Taxes	5,696	4,246	6,583
Net income	$14,330	$14,887	$13,130

Note 3 – Restrictions on Cash

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $9,911,000 at December 31, 2011 and $7,989,000 at December 31, 2010.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2011 did not exceed the insurance limits of the Federal Deposit Insurance Corporation.

Note 4 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2011 and 2010 were as follows:

	December 31, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$32,071	$608	$-	$32,679
Mortgage-backed and CMOs	102,444	1,874	414	103,904
State and municipal	182,952	11,454	1	194,405
Corporate	2,312	66	-	2,378
Total securities available for sale	$319,779	$14,002	$415	$333,366

	December 31, 2010
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$57,292	$785	$-	$58,077
Mortgage-backed and CMOs	62,128	1,273	419	62,982
State and municipal	104,937	1,582	1,421	105,098
Corporate	1,974	164	-	2,138
Total securities available for sale	226,331	3,804	1,840	228,295

Securities held to maturity:
State and municipal	3,334	106	-	3,440
Total securities held to maturity	3,334	106	-	3,440
Total securities	$229,665	$3,910	$1,840	$231,735

Cross Reference Index

The amortized cost and estimated fair value of investments in securities at December 31, 2011, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale
	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$9,803	$9,945
Due after one year
through five years	62,394	64,064
Due after five years
through ten years	91,016	98,086
Due after ten years	54,122	57,367
Mortgage-backed and CMOs	102,444	103,904
	$319,779	$333,366

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Realized gains	$47	$157	$3
Realized losses	(48)	-	-
Other-than-temporary impairment	-	(31)	-

Securities with a carrying value of approximately $127,599,000 and $140,677,000, at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $72,000,000 at December 31, 2011 and $20,000,000 at December 31, 2010.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

        Available for sale and held to maturity securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$28,431	$266	$28,431	$266	$-	$-
Private label CMOs	3,375	148	3,306	115	69	33
State and municipal	401	1	401	1	-	-
Total	$32,207	$415	$32,138	$382	$69	$33

GSE residential mortgage-backed securities. The unrealized losses on the Company's investment in 15 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

Cross Reference Index

Private-Label Collaterlized Mortgage Obligations: The unrealized loss associated with one private residential collateralized mortgage obligation (“CMO”) is primarily driven by higher projected collateral losses; wider credit spreads and changes in interest rates. We assess for credit impairment using a cash flow model.  Based upon management’s assessment of the expected credit losses of the securities given the performance of the underlying collateral compared to the credit enhancement, the Company expects to recover the remaining amortized cost basis of these securities.

State and municipal securities:  The unrealized losses on three investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

The Company’s investment in FHLB stock totaled $3,160,000 at December 31, 2011.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

        As of December 31, 2011, there were no securities classified as other-than-temporary impaired.  As of December 31, 2010, the Company held one variable rate CMO which had been downgraded below investment grade to CCC status by Standard and Poor’s.  This issue was sold in June 2011 and the Company recognized a $46,000 loss.

Note 5 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2011	2010

Commercial	$134,166	$85,051
Commercial real estate:
Construction and land development	54,433	37,168
Commercial real estate	351,961	210,393
Residential real estate:
Residential	179,812	119,398
Home equity	96,195	61,064
Consumer	8,191	7,707
Total loans	$824,758	$520,781

Net deferred loan costs included in the above loan categories are $11,000 for 2011 and $124,000 for 2010.

Overdraft deposits were reclassified to consumer loans in the amount of $240,000 and $78,000 for 2011 and 2010, respectively.

Cross Reference Index

Interest income, including accretion, on loans acquired from MidCarolina for the six months ended December 31, 2011 was approximately $14.5 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2011 are as follows:

(in thousands)
Outstanding principal balance	$321,002
Carrying amount	293,569

The outstanding principal balance and related carrying amount of acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, as of the indicated dates is as follows:

	December 31,	December 31,
(in thousands)	2011	2010
Outstanding principal balance	$45,760	$390
Carrying amount	34,027	166

The following table presents changes in the accretable discount on acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the year ended December 31, 2011.

Accretable
(in thousands)	Discount
Balance at December 31, 2010	$27
Recorded at acquisition, July 1, 2011	1,663
Accretion	(634)
Balance at December 31, 2011	$1,056

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2011.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$98	$99	$-	$1,820	$2,018	$132,148	$134,166
Commercial real estate:
Construction and land development	1,086	1,163	-	5,817	8,065	46,367	54,433
Commercial real estate	1,052	471	-	2,115	3,637	348,324	351,961
Residential:
Residential	1,519	741	-	3,475	5,736	174,077	179,812
Home equity	270	243	197	244	954	95,242	96,195
Consumer:
Consumer	126	7	-	49	181	8,010	8,191
Total	$4,151	$2,724	$197	$13,520	$20,591	$804,168	$824,758

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2010.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$-	$46	-	$401	$447	$84,604	$85,051
Commercial real estate:
Construction and land development	-	40	-	59	99	37,069	37,168
Commercial real estate	572	175	-	614	1,361	209,032	210,393
Residential:
Residential	742	704	-	1,419	2,865	116,533	119,398
Home equity	15	23	-	97	135	60,929	61,064
Consumer:
Consumer	8	72	-	7	87	7,620	7,707
Total	$1,337	$1,060	$-	$2,597	$4,994	$515,787	$520,781

Cross Reference Index

The following table presents the Company’s impaired loan balances by portfolio segment at December 31, 2011.
		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$48	$-
Commercial real estate:
Construction and land development	364	391	-	292	-
Commercial real estate	279	279	-	207	17
Residential:
Residential	1,185	1,276	-	376	2
Home equity	89	89	-	50	3
Consumer:
Consumer	49	56	-	17	-
	$1,966	$2,091	$-	$990	$22
With an related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	363	363	49	139	-
Commercial real estate	888	888	80	75	-
Residential:
Residential	21	21	1	7	-
Home equity	-	-	-	-	-
Consumer:
Consumer	-	-	-	-	-
	$1,272	$1,272	$130	$221	$-
Total:
Commercial	$-	$-	$-	$48	$-
Commercial real estate:
Construction and land development	727	754	49	431	-
Commercial real estate	1,167	1,167	80	282	17
Residential:
Residential	1,206	1,297	1	383	2
Home equity	89	89	-	50	3
Consumer:
Consumer	49	56	-	17	-
	$3,238	$3,363	$130	$1,211	$22

The following table presents the Company’s impaired loan balances by portfolio segment at December 31, 2010.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$231	$240	$-	$531	$9
Commercial real estate	329	355	-	1,291	7
Residential	-	-	-	681	1

With an related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential	-	-	-	-	-
	$560	$595	$-	$2,503	$17

Cross Reference Index

The following table shows the detail of loans modified as troubled debt restructurings (“TDRs”) included in the impaired loan balances for the year ended December 31, 2011.

	Loans Modified as a TDR for the
	Year Ended December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial real estate:
Construction and land development	3	373	330
Other	1	44	39
Residential:
Residential	1	316	287
Total	5	$733	$656

        During the year ended December 31, 2011, the Company had no loans that subsequently defaulted within twelve months of modification.

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of December 31, 2011.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$130,603	$35,264	$321,371	$161,158	$93,193
Special Mention	1,349	3,401	19,072	10,166	1,606
Substandard	2,214	15,767	11,519	8,488	1,396
Doubtful	-	-	-	-	-
Total	$134,166	$54,433	$351,961	$179,812	$96,195

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$8,050
Nonperforming	141
Total	$8,191

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

Cross Reference Index

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

Consumer loans are classified as performing or nonperforming.  A loan is nonperforming when payments of interest and principal are past due 90 days or more, or payments are less than 90 days past due, but there are other good reasons to doubt that payment will be made in full.

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of December 31, 2010.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$83,693	$31,868	$196,668	$107,351	$59,604
Special Mention	844	1,669	8,387	8,350	1,150
Substandard	514	3,631	5,338	3697	310
Doubtful	-	-	-	-	-
Total	$85,051	$37,168	$210,393	$119,398	$61,064

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer
Performing	$7,423
Nonperforming	284
	$7,707

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2011, are presented below:

	Years Ended December 31,
(in thousands)	2011	2010	2009

Allowance for Loan Losses
Balance, beginning of year	$8,420	$8,166	$7,824
Provision for loan losses	3,170	1,490	1,662
Charge-offs	(1,863)	(1,531)	(1,601)
Recoveries	802	295	281
Balance, end of year	$10,529	$8,420	$8,166

	Years Ended December 31,
	2011	2010	2009
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$218	$260	$475
Provision for unfunded commitments	(18)	(42)	-
Charge-offs	-	-	215
Balance, end of year	$200	$218	$260

The reserve for unfunded loan commitments is included in other liabilities.

Cross Reference Index

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$ 751	$ 4,631	$ 2,921	$ 117	$ 8,420
Charge-offs	(163)	(702)	(871)	(127)	(1,863)
Recoveries	373	306	50	73	802
Provision	275	1,484	1,312	99	3,170
Balance as of December 31, 2011	$ 1,236	$ 5,719	$ 3,412	$ 162	$ 10,529

Balance as of December 31, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$ -	$ 129	$ 1	$ -	$ 130
Collectively evaluated for impairment	1,236	5,590	3,411	162	10,399
Total	$ 1,236	$ 5,719	$ 3,412	$ 162	$ 10,529

Loans
Individually evaluated for impairment	$ -	$ 1,894	$ 1,295	$ 49	$ 3,238
Collectively evaluated for impairment	131,755	381,175	266,421	8,142	787,493
Loans acquired with deteriorated credit quality	2,411	23,325	8,291	-	34,027
Total	$ 134,166	$ 406,394	$ 276,007	$ 8,191	$ 824,758

Balances at December 31, 2010:

Allowance for Loan Losses
Individually evaluated for impairment	$ -	$ -	$ -	$ -	$ -
Collectively evaluated for impairment	751	4,631	2,921	117	8,420
Total	$ 751	$ 4,631	$ 2,921	$ 117	$ 8,420

Loans
Individually evaluated for impairment	$ 231	$ 329	$ -	$ -	$ 560
Collectively evaluated for impairment	84,820	247,103	180,399	7,707	520,029
Loans acquired with deteriorated credit quality	-	129	63	-	192
Total	$ 85,051	$ 247,561	$ 180,462	$ 7,707	$ 520,781

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

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2011	2010

Land	$5,826	$3,967
Buildings	23,155	18,847
Leasehold improvements	1,238	558
Furniture and equipment	16,883	14,127
	47,102	37,499
Accumulated depreciation	(21,428)	(17,990)
Premises and equipment, net	$25,674	$19,509

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $1,385,000, $1,253,000, and $1,201,000, respectively.

Cross Reference Index

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2011 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2012	$529
2013	463
2014	389
2015	369
2016	277
2017 and after	493
Total	$2,520

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $452,000, $275,000, and $325,000, respectively.

Note 8– Goodwill and Other Intangible Assets

        Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed in 2011 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2011, are as follows (in thousands):

Amount

Balance as of January 1, 2011	$22,468
Goodwill recorded during year	16,431
Impairment losses	-
Balance as of December 31, 2011	$38,899

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized over 108 months.

Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Core deposit intangibles	$9,669	$3,074	$6,595
Goodwill	38,899	-	38,899

December 31, 2010
Core deposit intangibles	$3,112	$1,792	$1,320
Goodwill	22,468	-	22,468

Amortization expense of core deposit intangibles for the years ended December 31, 2011, 2010, and 2009 were $1,282,000, $378,000, and $377,000, respectively.  As of December 31, 2011, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2012	$1,935
2013	1,502
2014	1,114
2015	906
2016	717
2017 and after	421
Total	$6,595

Cross Reference Index

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $265,677,000 and $165,450,000, respectively.

At December 31, 2011, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount

2012	$218,153
2013	62,968
2014	21,189
2015	23,046
2016	108,498
$433,854

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or Government Sponsored Enterprises.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010

Customer repurchase agreements	$45,575	$47,084
FHLB overnight borrowings	3,000	6,110
	$48,575	$53,194

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2011, $432,107,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of December 31, 2011 and 2010 (in thousands):

December 30, 2011			December 31, 2010
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$337	3.78%	March 2011	$8,000	2.93%
November 2017	9,869	2.98	April 2014	488	3.78
	$10,206	3.01%		$8,488	2.98%

The advance due in November 2017 is net of a valuation allowance of $131,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

Cross Reference Index

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At December 31, 2011, the Bank’s public deposits totaled $122,271,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At year-end 2011, the Company had $72,000,000 in letters of credit with the FHLB outstanding as well as $67,609,000 in government and agency securities to provide collateral for such deposits.

Note 12 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

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

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to the MidCarolina Trusts, to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long term obligations, which currently qualify as Tier 1 capital, constitute and full and unconditional guarantee by the Company of the MidCarolina Trusts’ obligations. The MidCarolina Trusts are not consolidated in the Company’s financial statements.

In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
				Principal amount
	Date	Interest	Maturity	December 31,
Issuing Entity	Issued	Rate	Date	2011	2010

AMNB I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	3,986	-
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,607	-
		2.90%

				$27,212	$20,619

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,169,000 and $1,002,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized over into interest expesne over the remaining lives of the respective borrowings.

Cross Reference Index

Note 13 – Stock-Based Compensation

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

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2010	159,499	$21.48
Acquired in acquisition	120,312	26.54
Granted	-	-
Exercised	(10,522)	16.45
Forfeited	(650)	22.69
Outstanding at December 31, 2011	268,639	$23.94	4.44 years	$147
Exercisable at December 31, 2011	268,639	$23.94	4.44 years	$147

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  This amount changes based on changes in the market value of the Company’s common stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2011, 2010, and 2009 were $173,000, $48,000, and $474,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2011, 2010, and 2009 was $56,000, $11,000, and $105,000, respectively.

As of December 31, 2011, 2010, and 2009, there was $16,000, $63,000, and $127,000, respectively, in unrecognized compensation expense.  Compensation expense related to stock options was $63,000 in 2011, $63,000 in 2010, and $62,000 in 2009.

The following table summarizes information related to stock options outstanding on December 31, 2011:

Options Outstanding					Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$16.00 to $20.00	72,245	5.21	yrs	$17.54	72,245	$17.54
20.01 to 25.00	85,174	4.60		23.48	85,174	23.48
25.01 to 30.00	62,302	3.60		26.04	62,302	26.04
30.01 to 41.67	48,918	4.09		31.54	48,918	31.54
	268,639	4.44	yrs	$23.94	268,639	$23.94

Cross Reference Index

No stock options were granted in 2011 and 2010.  The fair value of the stock options granted in 2009 was estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

2009
Dividend yield	5.75%
Expected life in years	6.6
Expected volatility	17.90%
Risk-free interest rate	3.61%
Weighted average fair value per option granted	$4.63

The expected volatility is based on historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2011 cliff vests over 24 to 36 months based on the term of the award.

Nonvested restricted stock activity for the 12 months ended December 31, 2011 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2011	8,712	$21.36
Granted	29,637	$20.29
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2011	38,349	$20.53

As of December 31, 2011 and 2010, there was $404,000 and $93,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months. The share based compensation expense for nonvested restricted stock was $291,000 and $93,000 during 2011 and 2010 respectively.

Starting in 2010, the Company began offering its directors an option with respect to director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per meeting in cash or $500 in immediately vested, but restricted stock.  For 2011, 13 of 15 directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 12,818 and 5,784 shares and recognized share based compensation expense of $ 242,000 and $120,000 during 2011 and 2010, respectively.

Cross Reference Index
Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2008.

The components of the Company’s net deferred tax assets (liabilities) were as follows:

(in thousands)	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,685	$2,947
Nonaccrual loan interest	306	168
Other real estate owned expense	190	84
Other real estate owned valuation allowance	3,034	568
Deferred compensation	752	194
Allowance for off balance sheet items	70	76
Loans	9,674	74
Other	1,413	44
Total deferred tax assets	19,124	4,155
Deferred tax liabilities:
Depreciation	1,102	1,176
Accretion of discounts on securities	117	67
Core deposit intangibles	2,308	432
Net unrealized gains on securities	4,756	688
Prepaid pension expense	481	838
Pension liability	1,078	773
Trust preferred fair value adjustment	760	-
Other	551	95
Total deferred tax liabilities	11,153	4,069
Net deferred tax assets (liabilities)	$7,971	$86

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2011	2010	2009
Taxes currently payable	$1,857	$3,125	$2,393
Deferred tax expense	3,053	56	132
	$4,910	$3,181	$2,525

The effective tax rates differ from the statutory federal income tax rates due to the following items:

	Years Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	34.0%	34.0%
Nontaxable interest income	(7.4)	(6.4)	(6.3)
Other	2.2	(0.2)	(0.7)
Effective rate	29.8%	27.8%	27.0%

Note 15 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2011		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	6,982,524	$1.64	6,123,870	$1.35	6,097,810	$1.12
Effect of dilutive securities - stock options	7,353	-	7,780	-	5,085	-
Diluted earnings per share	6,989,877	$1.64	6,131,650	$1.35	6,102,895	$1.12

Cross Reference Index

Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2011, 2010, and 2009 because their effects were antidilutive, averaged 145,986 shares, 85,993 shares, and 102,669 shares, respectively.

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2011	2010

Commitments to extend credit	$191,957	$134,435
Standby letters of credit	2,961	1,558
Mortgage loan rate lock commitments	5,387	4,235

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

At December 31, 2011, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $11,717,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2011, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2011 is as follows (in thousands):

Balance at December 31, 2010	$21,151
Additions	28,792
Repayments	(32,533)
Balance at December 31, 2011	$17,410

Related party deposits totaled $16,608,000 at December 31, 2011 and $15,266,000 at December 31, 2010.

Cross Reference Index

Note 18 – Employee Benefit Plans

Defined Benefit Plan

At December 31, 2009, the Company maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year.

Information pertaining to the activity in the plan is as follows:

(in thousands)	As of and for the Years Ended December 31,
	2011	2010	2009
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,279	$8,814	$9,582
Service cost	111	92	737
Interest cost	403	468	585
Actuarial loss (gain)	725	653	1,004
Benefits paid	(749)	(748)	(964)
Decrease in obligations due to curtailment	-	-	(2,130)
Projected benefit obligation at end of year	9,769	9,279	8,814

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,674	11,218	10,184
Actual return on plan assets	219	1,204	1,998
Employer contributions	-	-	-
Benefits paid	(749)	(748)	(964)
Fair value of plan assets at end of year	11,144	11,674	11,218

Funded Status at End of Year	$1,375	$2,395	$2,404

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$1,375	$2,395	$2,404
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$3,080	$2,209	$2,448
Deferred income tax benefit	(1,078)	(773)	(857)
Amount recognized	$2,002	$1,436	$1,591

	As of and for the Years Ended December 31,
	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$111	$92	$737
Interest cost	403	468	585
Expected return on plan assets	(525)	(538)	(812)
Amortization of prior service cost	-	-	13
Recognized net actuarial loss	160	227	445
Net periodic benefit cost	$149	$249	$968

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$871	$(239)	$(2,757)
Amortization of prior service cost	-	-	(13)
Total recognized in other comprehensive (income) loss	$871	$(239)	$(2,770)

Total Recognized in Net Periodic Benefit Cost, Retained Earnings and Other Comprehensive (Income) Loss	$1,020	$9	$(1,802)

Cross Reference Index

	As of and for the Years Ended December 31,
	2011	2010	2009
Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	4.75%	5.00%	6.00%
Discount rate used for disclosure	3.75%	4.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	4.00%	4.00%

N/A – not applicable

The accumulated benefit obligation as of December 31, 2011, 2010, and 2009 was $9,769,000, $9,279,000, and $8,814,000, respectively. The rate of compensation increase is no longer applicable since the defnined benefit plan was converted to a cash balance plan.

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

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	December 31,
	2011	2010

Fixed Income	43.1%	35.4%
Equity	45.5	49.8
Mutual Funds	5.0	5.3
Cash and Accrued Income	6.4	9.5
Total	100.0%	100.0%

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

Cross Reference Index

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category are as follows (in thousands):

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2011	Level 1	Level 2	Level 3

Cash	$713	$713	$-	$-
Fixed income securities
Government sponsored entities	653	-	653	-
Corporate bonds and notes	4,147	-	4,147	-
Mutual funds	559	-	559	-
Equity securities
U.S. companies	4,741	4,741	-	-
Foreign companies	318	318	-
Exchange traded funds	13	-	13	-
	$11,144	$5,772	$5,372	$-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2010	Level 1	Level 2	Level 3

Cash	$1,078	$1,078	$-	$-
Fixed income securities
Government sponsored entities	1,179	-	1,179	-
Corporate bonds and notes	2,953	-	2,953	-
Mutual funds	617	-	617	-
Equity securities
U.S. companies	5,396	5,396	-	-
Foreign companies	405	405	-	-
Exchange traded funds	12	-	12	-
Accrued interest and dividends	34	34	-	-
	$11,674	$6,913	$4,761	$-

Projected benefit payments for the years 2012 to 2021 are as follows (in thousands):

Year	Amount
2012	$653
2013	701
2014	1,254
2015	191
2016	278
2017-2021	2,960

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $469,000, $375,000, and $258,000 to the 401(k) plan in 2011, 2010, and 2009, respectively. These amounts are included employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $17,000, $23,000, and $28,000 for years 2011, 2010, and 2009, respectively.

Cross Reference Index

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $301,000, $418,000, and $176,000 for the years 2011, 2010, and 2009, respectively.

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

  The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  Federal Reserve Bank of Richmond and FHLB stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these entities as long as it is a member.  Therefore, they have been excluded from the table below.

Cross Reference Index

  The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):
		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$32,679	$-	$32,679	$-
Mortgage-backed and CMOs	103,904	-	103,904	-
State and municipal	194,405	-	194,405	-
Corporate	2,378	-	2,054	324
Total	$333,366	$-	$333,042	$324

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$58,077	$-	$58,077	$-
Mortgage-backed and CMOs	62,982	-	62,594	388
State and municipal	105,098	-	105,098	-
Corporate	2,138	-	2,138	-
Total	$228,295	$-	$227,907	$388

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2011	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2011
Securities available for sale:

Private label Collateralized
Mortgage Obligation (ARM)	$388	$(46)	$177	$(519)	$-	$-
Corporate	-	-	-	-	324	324

Total assets	$388	$(46)	$177	$(519)	$324	$324

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

  The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2011. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Cross Reference Index

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

Other real estate owned:  Certain assets such as other real estate owned (“OREO”) are measured at fair value based on recent appraisals less estimated cost to sell based on current market conditions. We believe that the fair value component in our valuation of OREO follows the provisions of accounting standards.

  The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$6,330	$-	$6,330	$-
Impaired loans, net of valuation allowance	1,142	-	1,142	-
Other real estate owned	5,353	-	5,353	-

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,135	$-	$3,135	$-
Impaired loans, net of valuation allowance	560	-	560	-
Other real estate owned	3,716	-	3,716	-

The estimated fair values, and related carrying or notional amounts, of the Company’s financial instruments are as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$28,893	$28,893	$18,514	$18,514
Securities available for sale	333,366	333,366	228,295	228,295
Securities held to maturity	-	-	3,334	3,440
Loans held for sale	6,330	6,330	3,135	3,135
Loans, net of allowance	814,229	811,573	512,361	519,338
Bank owned life insurance	13,058	13,058	4,104	4,104
Accrued interest receivable	5,091	5,091	3,704	3,704

Financial liabilities:
Deposits	$1,058,754	$1,066,448	$640,098	$642,705
Repurchase agreements	45,575	45,575	47,084	47,084
Other borrowings	13,206	13,064	14,598	14,600
Trust preferred capital notes	27,212	27,184	20,619	20,531
Accrued interest payable	857	857	831	831

Cross Reference Index

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

Bank owned life insurance. Bank owned life insurance represents insurance policies on officers, directors, and past directors of the Company.  The cash value of the policies are estimates using information provided by insurance carriers.  These policies are carried at their cash surrender value, which approximates the fair value.

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

Other borrowings.  The fair values of other borrowings are estimated using discounted cash flow analyses based on the interest rates for similar types of borrowing arrangements.

Trust preferred capital notes.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.

Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2011 and 2010, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Comptroller of the Currency, $18,355,000 as of December 31, 2011.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Cross Reference Index

Under the guidelines, total capital is defined as core (“Tier 1”) capital and supplementary (“Tier 2”) capital. The Company’s Tier 1 capital consists primarily of common shareholders' equity and trust preferred capital notes less intangibles, while Tier 2 capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2011 and 2010, that the Company met the requirements to be considered “well capitalized.”  As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action.

The following table provides summary information regarding regulatory capital:

					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
(in thousands)	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital
Company	$139,734	15.55%	$71,872	>8.0%
Bank	134,241	14.94	71,872	>8.0	$89,840	10.0%

Tier 1 Capital
Company	129,005	14.36	35,936	>4.0
Bank	124,487	13.86	35,936	>4.0	53,904	>6.0

Leverage Capital
Company	129,005	10.23	50,429	>4.0
Bank	124,487	9.89	50,373	>4.0	62,967	>5.0

December 31, 2010
Total Capital
Company	$111,580	19.64%	$45,460	>8.0%
Bank	101,571	17.88	45,458	>8.0	$56,822	>10.0%

Tier 1 Capital
Company	104,458	18.38	22,730	>4.0
Bank	95,385	16.79	22,729	>4.0	34,093	>6.0

Leverage Capital
Company	104,458	12.74	32,787	>4.0
Bank	95,385	11.65	32,742	>4.0	40,928	>5.0

Cross Reference Index

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

Amounts shown in the “Other” column includes activities of the Company which are primarily debt service on trust preferred securities and corporate items.  Intersegment eliminations primarily consist of the Company’s interest income on deposits held by the Bank.

Segment information as of and for the years ended December 31, 2011, 2010, and 2009, is shown in the following table:

	2011
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$49,187	$-	$55	$(55)	$49,187
Interest expense	7,811	-	1,024	(55)	8,780
Noninterest income	5,359	3,836	29	-	9,224
Operating income before income taxes	16,610	2,330	(2,459)	-	16,481
Net Income	11,886	1,697	(2,012)	-	11,571
Depreciation and amortization	2,647	20	-	-	2,667
Total assets	1,303,816	-	890	-	1,304,706
Capital expenditures	1,731	3	-	-	1,734

	2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$35,933	$-	$127	$(127)	$35,933
Interest expense	7,473	-	1,373	(127)	8,719
Noninterest income	5,581	3,492	41	-	9,114
Operating income before income taxes	10,633	2,257	(1,431)	-	11,459
Net Income	7,608	1,615	(945)	-	8,278
Depreciation and amortization	1,614	17	-	-	1,631
Total assets	833,022	-	642	-	833,664
Capital expenditures	2,043	11	-	-	2,054

	2009
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$38,061	$-	$260	$(260)	$38,061
Interest expense	9,676	-	1,373	(260)	10,789
Noninterest income	5,089	3,338	91	-	8,518
Operating income before income taxes	8,504	2,179	(1,348)	-	9,335
Net Income	6,130	1,570	(890)	-	6,810
Depreciation and amortization	1,560	16	2	-	1,578
Total assets	808,331	-	642	-	808,973
Capital expenditures	3,336	26	-	-	3,362

Cross Reference Index

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2011	2010

Cash	$1,970	$8,585
Investment in subsidiaries	178,144	120,159
Other assets	4	23
Total Assets	$180,118	$128,767

Trust preferred capital notes	$27,212	$20,619
Other liabilities	77	61
Shareholders’ equity	152,829	108,087
Total Liabilities and Shareholders’ Equity	$180,118	$128,767

	Years Ended December 31,
Condensed Statements of Income	2011		2010		2009

Dividends from subsidiary		$4,500		$6,000	$1,650
Other income		84		168	351
Expenses		2,542		1,600	1,699
Income taxes (benefit)		(447)		(487)	(458)
Income before equity in undistributed
earnings of subsidiary		2,489		5,055	760
Equity (deficit) in undistributed earnings of subsidiary		9,082		3,223	6,050
Net Income		$11,571		$8,278	$6,810

	Years Ended December 31,
Condensed Statements of Cash Flows		2011		2010	2009
Cash provided by dividends received
from subsidiary		$4,500		$6,000	$1,650
Cash used for payment of dividends		(6,524)		(5,636)	(5,612)
Cash used for repurchase of stock		(3,100)		-	(121)
Proceeds from exercise of options and stock
compensation		769		111	536
Other		(2,260)		(984)	(715)
Net decrease in cash	$	(6,615)	$	(509)	$(4,262)

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

Loans secured by real estate were $682,401,000, or 82.7% of the loan portfolio at December 31, 2011, and $428,023,000, or 82.2% of the loan portfolio at December 31, 2010.  Loans secured by commercial real estate represented the largest portion of loans at $351,961,000 at December 31, 2011, and $210,393,000 at December 31, 2010, 42.7% and 40.4%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10.0% of total loans at December 31, 2011 or 2010, loans to lessors of nonresidential buildings represented 13.8% of total loans at December 31, 2011 and 13.4% at December 31, 2010; the lessees and lessors are engaged in a variety of industries.

Cross Reference Index

Note 24 – Supplemental Cash Flow Information

(in thousands)	For the Years ended December 31,
	2011	2010	2009

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$22,561	$9,547	$13,250
Interest-bearing deposits in other banks	6,332	8,967	10,693
	$28,893	$18,514	$23,943

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,782	$8,787	$11,162
Income taxes	3,619	3,520	2,835
Noncash investing and financing activities:
Transfer of loans to other real estate owned	803	1,553	1,692
Unrealized gain (loss) on securities available for sale	11,623	(2,190)	1,039
Change in unfunded pension liability	871	(239)	(2,770)

Non-cash transactons related to acquisitions:

Assets acquired:
Investment securities	51,442	-	-
Loans held for sale	113	-	-
Loans, net of unearned income	328,123	-	-
Premises and equipment, net	7,021	-	-
Deferred income taxes	15,310	-	-
Core deposit intangible	6,556	-	-
Other real estate owned	3,538	-	-
Other assets	13,535	-	-

Liabilities assumed:
Demand, MMDA, and savings deposits	281,311	-	-
Time deposits	138,937	-	-
FHLB advances	9,858	-	-
Other borrowings	6,546	-	-
Other liabilities	3,838	-	-

Consideration:
Issuance of preferred stock	5,000	-	-
Issuance of common stock	29,905	-	-
Fair value of replacement stock options	132

Cross Reference Index

Note 25 – Quarterly Results (Unaudited)

Quarterly Financial Results
(in thousands, except per share amounts)

	Fourth	Third	Second	First
2011	Quarter	Quarter	Quarter	Quarter

Interest income	$17,177	$14,779	$8,570	$8,661
Interest expense	2,317	2,436	1,971	2,056

Net interest income	14,860	12,343	6,599	6,605
Provision for loan losses	1,972	525	336	337
Net interest income after provision for loan losses	12,888	11,818	6,263	6,268

Noninterest income	2,587	2,698	1,988	1,971
Noninterest expense	8,629	8,564	7,028	5,779

Income before income taxes	6,846	5,952	1,223	2,460
Income taxes	2,194	1,823	211	682

Net income	4,652	4,129	1,012	1,778
Dividends on preferred stock	52	51	-	-
Net income available to common shareholders	$4,600	$4,078	$1,012	$1,778

Per common share:
Net income - basic	$0.59	$0.52	$0.16	$0.29
Net income - diluted	0.59	0.52	0.16	0.29
Cash dividends	0.23	0.23	0.23	0.23

	Fourth	Third	Second	First
2010	Quarter	Quarter	Quarter	Quarter

Interest income	$8,889	$8,982	$9,011	$9,051
Interest expense	2,196	2,223	2,153	2,147

Net interest income	6,693	6,759	6,858	6,904
Provision for loan losses	485	435	285	285
Net interest income after provision for loan losses	6,208	6,324	6,573	6,619

Noninterest income	2,906	2,241	2,043	1,924
Noninterest expense	6,474	5,531	5,874	5,500

Income before income taxes	2,640	3,034	2,742	3,043
Income taxes	789	806	728	858

Net income	$1,851	$2,228	$2,014	$2,185

Per common share:
Net income - basic	$0.30	$0.36	$0.33	$0.36
Net income - diluted	0.30	0.36	0.33	0.36
Cash dividends	0.23	0.23	0.23	0.23

Cross Reference Index

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011.

/s/ Charles H. Majors
Charles H. Majors
Chairman and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Chief Financial Officer

March 9, 2012

Cross Reference Index

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                 Financial Statements.  See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)                 Exhibits                      .  The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of December 15, 2010, between American National Bankshares Inc. and MidCarolina Financial Corporation	Exhibit 2.1 on Form 8-K filed December 17, 2010
3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed February 2, 2012

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.2 on Form 10-K filed March 16, 2009

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 31, 2008	Exhibit 10.3 on Form 10-K filed March 16, 2009

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Exhibit 10.4 on Form 10-K filed March 16, 2009

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Exhibit 10.5 on Form 10-K filed March 16, 2009

10.6	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and S. Cabell Dudley, Jr. dated December 31, 2008	Exhibit 10.6 on Form 10-K filed March 16, 2009
10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009	Exhibit 10.1 on Form 10-Q filed August 7, 2009
10.8	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010.	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011
10.9	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.10	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed on May 30, 2008
10.11	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

Cross Reference Index

EXHIBIT INDEX
Exhibit No.	Description	Location

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Charles H. Majors, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Charles H. Majors, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

Cross Reference Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2012	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Charles H. Majors
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

/s/ Charles H. Majors	Director, Chairman and
Charles H. Majors	Chief Executive Officer (principal executive officer)

/s/ Fred A. Blair	Director	/s/ John H. Love	Director
Fred A. Blair		John H. Love

/s/ Frank C. Crist, Jr.	Director	/s/ Franklin W. Maddux	Director
Frank C. Crist, Jr.		Franklin W. Maddux

/s/ Ben J. Davenport, Jr.	Director	/s/ Martha W. Medley	Director
Ben J. Davenport, Jr.		Martha W. Medley

/s/ Jeffrey V. Haley	Director and President	/s/ Claude B. Owen, Jr.	Director
Jeffrey V. Haley		Claude B. Owen, Jr.

/s/ Michael P. Haley	Director	/s/ Dan M. Pleasant	Director
Michael P. Haley		Dan M. Pleasant

/s/ Charles S. Harris	Director	/s/ Robert A. Ward	Director
Charles S. Harris		Robert A. Ward

/s/ F. D. Hornaday, III	Director	/s/ William W. Traynham	Senior Vice President and
F. D. Hornaday, III		William W. Traynham	Chief Financial Officer
(principal accounting officer)
/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr.

Cross Reference Index