Form 10-Q
period 2012-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2012-05-10
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 7, 2012, the Company had 7,830,247 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
ASSETS	2012	2011
Cash and due from banks	$28,197	$22,561
Interest-bearing deposits in other banks	26,649	6,332

Securities available for sale, at fair value	337,376	333,366
Restricted stock, at cost	6,019	6,019
Loans held for sale	3,774	6,330

Loans, net of unearned income	816,471	824,758
Less allowance for loan losses	(11,691)	(10,529)
Net loans	804,780	814,229

Premises and equipment, net	25,833	25,674
Other real estate owned, net	6,369	5,353
Goodwill	39,352	38,899
Core deposit intangibles, net	6,048	6,595
Bank owned life insurance	13,165	13,058
Accrued interest receivable and other assets	25,698	26,290
Total assets	$1,323,260	$1,304,706

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$199,066	$179,148
Demand deposits -- interest bearing	168,757	189,212
Money market deposits	174,110	182,347
Savings deposits	78,650	74,193
Time deposits	454,147	433,854
Total deposits	1,074,730	1,058,754

Short-term borrowings:
Customer repurchase agreements	48,651	45,575
Other short-term borrowings	-	3,000
Long-term borrowings	10,175	10,206
Trust preferred capital notes	27,237	27,212
Accrued interest payable and other liabilities	7,443	7,130
Total liabilities	1,168,236	1,151,877

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,830,247 shares outstanding at March 31, 2012 and
7,806,869 shares outstanding at December 31, 2011	7,830	7,807
Capital in excess of par value	56,633	56,395
Retained earnings	84,171	81,797
Accumulated other comprehensive income, net	6,390	6,830
Total shareholders' equity	155,024	152,829
Total liabilities and shareholders' equity	$1,323,260	$1,304,706

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$13,120	$6,679
Interest and dividends on securities:
Taxable	1,079	1,169
Tax-exempt	1,082	716
Dividends	51	27
Other interest income	10	70
Total interest and dividend income	15,342	8,661

Interest Expense:
Interest on deposits	1,837	1,580
Interest on short-term borrowings	43	80
Interest on long-term borrowings	84	53
Interest on trust preferred capital notes	206	343
Total interest expense	2,170	2,056

Net Interest Income	13,172	6,605
Provision for Loan Losses	733	337

Net Interest Income After Provision for Loan Losses	12,439	6,268

Noninterest Income:
Trust fees	882	928
Service charges on deposit accounts	488	421
Other fees and commissions	457	316
Mortgage banking income	531	147
Securities gains, net	-	1
Other	876	158
Total noninterest income	3,234	1,971

Noninterest Expense:
Salaries	4,111	2,485
Employee benefits	1,078	541
Occupancy and equipment	965	699
FDIC assessment	233	205
Bank franchise tax	183	175
Core deposit intangible amortization	547	94
Foreclosed real estate, net	(243)	22
Merger related expenses	251	309
Other	2,802	1,249
Total noninterest expense	9,927	5,779
Income Before Income Taxes	5,746	2,460
Income Taxes	1,571	682
Net Income	$4,175	$1,778

Net Income Per Common Share:
Basic	$0.53	$0.29
Diluted	$0.53	$0.29
Average Common Shares Outstanding:
Basic	7,822,228	6,143,602
Diluted	7,833,061	6,152,738

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended
	March 31
	2012	2011

Net income	$4,175	$1,778

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(677)	960
Income tax benefit (expense)	237	(336)

Reclassification adjustment for gains (losses) on securities
available for sale, net of tax	-	(1)

Other comprehensive income (loss)	(440)	623

Comprehensive income	$3,735	$2,401

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2012 and 2011
(Dollars in thousands) (Unaudited)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	1,778	-	1,778

Other comprehensive income				623	623

Total comprehensive income					2,401

Stock options exercised	10	162	-	-	172

Stock option expense	-	16	-	-	16

Equity based compensation	15	95	-	-	110

Cash dividends declared, $0.23 per share	-		(1,414)	-	(1,414)

Balance, March 31, 2011	$6,153	$27,541	$75,214	$464	$109,372

Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	4,175	-	4,175

Other comprehensive loss				(440)	(440)

Total comprehensive income					3,735

Stock options exercised	3	42	-	-	45

Stock option expense	-	16	-	-	16

Equity based compensation	20	180	-	-	200

Cash dividends declared, $0.23 per share	-		(1,801)	-	(1,801)

Balance, March 31, 2012	$7,830	$56,633	$84,171	$6,390	$155,024

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011
(Dollars in thousands) (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net income	$4,175	$1,778
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	733	337
Depreciation	422	304
Core deposit intangible amortization	547	94
Net accretion of fair value adjustments	(2,754)	-
Net amortization (accretion) of securities	792	267
Net gain on sale or call of securities	-	(1)
Gain on sale of loans held for sale	(473)	(123)
Proceeds from sales of loans held for sale	22,532	8,678
Originations of loans held for sale	(19,503)	(6,729)
Net (gain) loss on foreclosed real estate	(248)	12
Valuation allowance on foreclosed real estate	5	10
Net gain on sale of premises and equipment	(495)	-
Stock-based compensation expense	16	16
Equity based compensation expense	200	110
Deferred income tax expense (benefit)	(237)	41
Net change in interest receivable	209	348
Net change in other assets	296	226
Net change in interest payable	(38)	(77)
Net change in other liabilities	351	342
Net cash provided by operating activities	6,530	5,633

Cash Flows from Investing Activities:
Proceeds from maturities and calls of securities available for sale	16,475	29,423
Proceeds from maturities and calls of securities held to maturity	-	190
Purchases of securities available for sale	(21,953)	(26,608)
Net decrease in loans	9,485	3,474
Proceeds from sale of premises and equipment	563	-
Purchases of premises and equipment	(649)	(103)
Proceeds from sales of foreclosed real estate	1,106	340
Net cash provided by investing activities	5,027	6,716

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(4,317)	17,047
Net change in time deposits	20,430	6,338
Net change in customer repurchase agreements	3,076	(3,213)
Net change in other short-term borrowings	(3,000)	(6,110)
Net change in long-term borrowings	(37)	(4,038)
Common stock dividends paid	(1,801)	(1,414)
Proceeds from exercise of stock options	45	172
Net cash provided by financing activities	14,396	8,782

Net Increase in Cash and Cash Equivalents	25,953	21,131

Cash and Cash Equivalents at Beginning of Period	28,893	18,514

Cash and Cash Equivalents at End of Period	$54,846	$39,645

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

        In July 2011, and in connection with its acquisition of MidCarolina, the Company assumed the liabilities of the MidCarolina I and MidCarolina Trust II, two separate Delaware statutory trusts (the “MidCarolina Trusts”), which were also formed for the purpose of issuing preferred securities.  Refer to Note 9 for further details concerning these entities

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012; the consolidated statements of income for the three months ended March 31, 2012 and 2011; the consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2012 and 2011; and the consolidated statements of cash flows for the three months ended March 31, 2012 and 2011.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

Note 2 –Merger with MidCarolina

On July 1, 2011, the Company completed its merger with MidCarolina pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina (the “merger agreement”).  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Index
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

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the outstanding shares of the Company as of March 31, 2012.

In connection with the transaction, MidCarolina Bank was merged with and into the Bank.

On November 15, 2011, the Company repurchased all 5,000 shares of the Series A preferred stock issued in the merger. The shares had a $1,000 liquidation preference per share. While the Series A preferred stock was subject to redemption at 104.5% of par during the twelve month period beginning August 15, 2011, the Company paid 62% of par, or an aggregate purchase price of $3.1 million, to repurchase all 5,000 outstanding shares from the sole holder of the securities.

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was originally recorded as goodwill in the amount of approximately $16.4 million, which will not be amortizable and is not deductible for tax purposes, the Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table.

(dollars in thousands)
Consideration Paid:
Common shares issued (1,626,157)	$29,905
Cash paid to Shareholders	12
Fair Value of Options	132
Preferred shares issued (5,000)	5,000
Value of consideration	35,049

Assets acquired:
Cash and cash equivalents	34,783
Investment securities	51,442
Loans held for sale	113
Loans, net of unearned income	328,123
Premises and equipment, net	5,708
Deferred income taxes	15,310
Core deposit intangible	6,556
Other real estate owned	3,538
Other assets	13,535
Total assets	459,108

Liabilities assumed:
Deposits	420,248
FHLB advances	9,858
Other borrowings	6,546
Other liabilities	4,291
Total Liabilities	440,943
Net assets acquired	18,165
Goodwill resulting from merger with MidCarolina	$16,884

Index

The following table details the changes in the fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-K for the period ending December 31, 2011 (in thousands).

Goodwill at December 31, 2011	$16,431

Effect of adjustments to:
Other liabilities	453
Goodwill at March 31, 2012	$16,884

      The increase in goodwill during the first quarter of 2012 was due to a change in estimated tax refunds due to MidCarolina.

  In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The performing portion of the portfolio estimated fair value was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20 (formerly SFAS 91).

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

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (formerly Statement of Position (“SOP”) 03-3) as of July 1, 2011 (in thousands).

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

In connection with the merger with MidCarolina, the Company recorded a deferred income tax asset of $15.3 million related to MidCarolina’s valuation allowance on foreclosed real estate and bad debt expenses, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

In connection with the merger with MidCarolina, the Company acquired other real estate owned with a fair value of $3.5 million. Other real estate owned was measured at fair value less estimated cost to sell.

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

Index
The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service (often referred to as "CDARs"). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

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

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $251,000 in merger related expense, mostly related to the deconversion of MidCarolina to the Company’s operating system.

The following table presents unaudited pro forma information as if the merger with MidCarolina had occurred on January 1, 2011. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with MidCarolina occurred in 2011.  In particular, expected operational cost savings are not reflected in the pro forma amounts.

Three Months Ended
Pro Forma
March 31,
(dollars in thousands)	2011
Net interest income	$13,385
Provision for loan loss	(1,537)
Non-interest income	2,511
Non-interest expense and income taxes	(9,345)
Income taxes	(1,500)
Net income	$3,514

Index

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$40,338	$489	$60	$40,767
Mortgage-backed and CMOs	101,399	1,921	267	103,053
State and municipal	180,405	10,806	28	191,183
Corporate	2,323	50	-	2,373
Total securities available for sale	$324,465	$13,266	$355	$337,376

	December 31, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$32,071	$608	$-	$32,679
Mortgage-backed and CMOs	102,444	1,874	414	103,904
State and municipal	182,952	11,454	1	194,405
Corporate	2,312	66	-	2,378
Total securities available for sale	$319,779	$14,002	$415	$333,366

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

  Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$17,869	$60	$17,869	$60	$-	$-
Mortgage-backed	25,444	163	25,444	163	-	-
CMOs	2,618	80	2,618	80	-	-
Private label CMOs	71	24	-	-	71	24
State and municipal	4,581	28	4,180	27	401	1
Total	$50,583	$355	$50,111	$330	$472	$25

GSE debt securities: The unrealized losses on investments in six GSEs (“government sponsored entities”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Index

GSEs residential mortgage-backed securities: The unrealized losses on the Company's investment in 14 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Collateralized Mortgage Obligations (“CMOs”): The unrealized loss associated with one CMO was caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

Private-Label Collateralized Mortgage Obligations: The unrealized loss associated with one private residential CMO is primarily driven by higher projected collateral losses, wider credit spreads, and changes in interest rates. We assess for credit impairment using a cash flow model.  Based upon management’s assessment of the expected credit losses of the securities given the performance of the underlying collateral compared to the credit enhancement, the Company expects to recover the remaining amortized cost basis of these securities.

State and municipal securities:  The unrealized losses on five investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2012.

The Company’s investment in FHLB stock totaled $3,160,000 at March 31, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2011.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$28,431	$266	$28,431	$266	$-	$-
Private label CMOs	3,375	148	3,306	115	69	33
State and municipal	401	1	401	1	-	-
Total	$32,207	$415	$32,138	$382	$69	$33

Index
Other-Than-Temporary-Impaired Securities

  As of March 31, 2012 and December 31, 2011, there were no securities classified as other-than-temporary impaired.

Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

	March 31,	December 31,
(in thousands)	2012	2011

Commercial	$130,112	$134,166
Commercial real estate:
Construction and land development	41,512	54,433
Commercial real estate	354,279	351,961
Residential real estate:
Residential	188,416	179,812
Home equity	94,734	96,195
Consumer	7,418	8,191
Total loans	$816,471	$824,758

Interest income, including accretion, on loans acquired from MidCarolina for the three months ended March 31, 2012 was approximately $5.2 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2012 and December 31, 2012 are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$291,827	$321,002
Carrying amount	268,047	293,569

The outstanding principal balance and related carrying amount of acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, as of the indicated dates is as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$37,973	$45,760
Carrying amount	28,115	34,027

The following table presents changes in the accretable discount on acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the quarter ended March 31, 2012. The accretion reflected below include $881,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2011	$1,056
Accretion	(933)
Reclassification from nonaccretable difference	1,112
Balance at March 31, 2012	$1,235

Index
The following table shows an analysis by portfolio segment of the Company’s past due loans at March 31, 2012.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$104	$-	$-	$1,624	$1,728	$128,384	$130,112
Commercial real estate:
Construction and land development	2	603	-	4,499	5,104	36,408	41,512
Commercial real estate	1,835	258	-	2,685	4,778	349,501	354,279
Residential:
Residential	1,114	-	183	3,966	5,263	183,153	188,416
Home equity	184	99	-	558	841	93,893	94,734
Consumer	14	7	-	5	26	7,392	7,418

Total	$3,253	$1,150	$-	$13,337	$17,740	$798,731	$816,471

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2011.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$98	$99	$-	$1,820	$2,017	$132,149	$134,166
Commercial real estate:
Construction and land development	1,086	1,163	-	5,817	8,066	46,367	54,433
Commercial real estate	1,052	471	-	2,115	3,638	348,323	351,961
Residential:
Residential	1,519	741	-	3,475	5,735	174,077	179,812
Home equity	270	243	197	244	954	95,241	96,195
Consumer	126	7	-	49	182	8,009	8,191
Total	$4,151	$2,724	$197	$13,520	$20,592	$804,166	$824,758

Index

The following table presents the Company’s impaired loan balances by portfolio segment at March 31, 2012.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$220	$486	$-	$143	$-
Commercial real estate:
Construction and land development	758	1,143	-	495	-
Commercial real estate	154	154	-	155	-
Residential:
Residential	1,066	1,466	-	1,136	4
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$2,198	$3,249	$-	$1,929	$4
With an related allowance recorded:
Commercial real estate:
Construction and land development	363	363	48	363	-
Commercial real estate	888	888	80	888	-
Residential	136	356	55	68	-
	$1,387	$1,607	$183	$1,319	$-
Total:
Commercial	$220	$486	$-	$143	$-
Commercial real estate:
Construction and land development	1,121	1,506	48	858	-
Commercial real estate	1,042	1,042	80	1,043	-
Residential:
Residential	1,202	1,822	55	1,204	4
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$3,585	$4,856	$183	$3,248	$4

Index
The following table presents the Company’s impaired loan balances by portfolio segment at December 31, 2011.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$48	$-
Commercial real estate:
Construction and land development	364	391	-	292	-
Commercial real estate	279	279	-	207	17
Residential:
Residential	1,185	1,276	-	376	2
Home equity	89	89	-	50	3
Consumer	49	56	-	17	-
	$1,966	$2,091	$-	$990	$22
With an related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	363	363	49	139	-
Commercial real estate	888	888	80	75	-
Residential:
Residential	21	21	1	7	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$1,272	$1,272	$130	$221	$-
Total:
Commercial	$-	$-	$-	$48	$-
Commercial real estate:
Construction and land development	727	754	49	431	-
Commercial real estate	1,167	1,167	80	282	17
Residential:
Residential	1,206	1,297	1	383	2
Home equity	89	89	-	50	3
Consumer	49	56	-	17	-
	$3,238	$3,363	$130	$1,211	$22

The following table shows the detail of loans modified as troubled debt restructurings (“TDRs”) included in the impaired loan balances for the period ended March 31, 2012.

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial real estate:
Construction and land development	5	$777	$723
Total	5	$777	$723

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three month period ending March 31, 2012.

Index

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of March 31, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$127,312	$28,794	$329,809	$169,443	$92,086
Special Mention	1,164	2,008	16,295	9,007	1,397
Substandard	1,636	10,710	8,175	9,966	1,251
Doubtful	-	-	-	-	-
Total	$130,112	$41,512	$354,279	$188,416	$94,734

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$7,400
Nonperforming	18
Total	$7,418

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

Index
The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of December 31, 2011.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$130,603	$35,265	$321,370	$161,158	$93,193
Special Mention	1,349	3,401	19,072	10,166	1,606
Substandard	2,214	15,767	11,519	8,488	1,396
Doubtful	-	-	-	-	-
Total	$134,166	$54,433	$351,961	$179,812	$96,195

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$8,050
Nonperforming	141
Total	$8,191

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates are presented below:

(in thousands)	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Thee Months Ended March 31, 2011

Allowance for Loan Losses
Balance, beginning of period	$10,529	$8,420	$8,420
Provision for loan losses	733	3,170	337
Charge-offs	(340)	(1,863)	(571)
Recoveries	769	802	71
Balance, end of period	$11,691	$10,529	$8,257

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$200	$218	$218
Provision for loan losses	-	(18)	6
Charge-offs	-	-	-
Balance, end of period	$200	$200	$224

The reserve for unfunded loan commitments is included in other liabilities.

Index

       The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at March 31, 2012.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(262)	-	(61)	(17)	(340)
Recoveries	531	201	16	21	769
Provision	101	396	225	11	733
Balance as of March 31, 2012	$1,606	$6,316	$3,592	$177	$11,691

Balances at March 31, 2012:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$128	$55	$-	$183
Collectively evaluated for impairment	1,606	6,188	3,537	177	11,508
Total	$1,606	$6,316	$3,592	$177	$11,691

Loans
Individually evaluated for impairment	$5	$1,620	$1,236		$2,861
Collectively evaluated for impairment	126,737	377,295	274,045	7,418	785,495
Loans acquired with deteriorated credit quality	3,370	16,876	7,869	-	28,115
Total	$130,112	$395,791	$283,150	$7,418	$816,471

        The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2011.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,631	$2,921	$117	$8,420
Charge-offs	(163)	(702)	(871)	(127)	(1,863)
Recoveries	373	306	50	73	802
Provision	275	1,484	1,312	99	3,170
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529

Balance as of December 31, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$129	$1	$-	$130
Collectively evaluated for impairment	1,236	5,590	3,411	162	10,399
Total	$1,236	$5,719	$3,412	$162	$10,529

Loans
Individually evaluated for impairment	$-	$1,894	$1,295	$49	$3,238
Collectively evaluated for impairment	131,754	381,175	266,421	8,143	787,493
Loans acquired with deteriorated credit quality	2,411	23,325	8,291	-	34,027
Total	$134,165	$406,394	$276,007	$8,192	$824,758

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

Index
Note 6 – Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2012, are as follows (in thousands):

	Goodwill	Intangibles
Balance December 31, 2011	$38,899	$6,595
Additions	453	-
Amortization	-	(547)
Impairment	-	-
Balance March 31, 2012	$39,352	$6,048

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Customer repurchase agreements	$48,651	$45,575
FHLB overnight borrowings	-	3,000
	$48,651	$48,575

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of March 31, 2012, $439,408,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Index

March 31, 2012			December 31, 2011
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$300	3.78%	April 2014	$337	3.78%
November 2017	9,875	2.98	November 2017	9,869	2.98
	$10,175	3.01%		$10,206	3.01%

The advance due in November 2017 is net of a valuation allowance of $125,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At March 31,2012, the Bank’s public deposits totaled $130,922,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2012, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $78,725,000 in government and agency securities to provide collateral for such deposits.

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, the AMNB Trust, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company’s option beginning on June 30, 2011.  Initially, the securities required quarterly distributions by the AMNB Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the AMNB Trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company’s junior subordinated debt securities (the “Trust Preferred Capital Notes”), issued pursuant to a junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company’s acquisition of that company, and for general corporate purposes.

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

Index

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

	Date	Interest	Maturity	Principal Amount
Issuing Entity	Issued	Rate	Date	March 31, 2012	December 31, 2011

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,000	3,986
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,618	2,607
		2.95%

				$27,237	$27,212

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,155,000 and $991,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the three months ended March 31, 2012 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	268,639	$23.94
Granted	-	-
Exercised	(2,761)	16.37
Forfeited	-	-
Outstanding at March 31, 2012	265,878	$24.02	4.21 years	$258
Exercisable at March 31, 2012	265,878	$24.02	4.21 years	$258

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of March 31, 2012, there was no unrecognized compensation expense related to nonvested stock option grants.

Index

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted cliff vests over 24 to 36 months based on the term of the award.

Nonvested restricted stock activity for the three months ended March 31, 2012 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2012	38,349	$20.53
Granted	5,290	$19.30
Vested	8,712	21.36
Forfeited	-	-
Nonvested at March 31, 2012	44,927	$19.95

As of March 31, 2012 and December 31, 2011, there was $612,000 and $93,000  in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.65 years.   The share based compensation expense for nonvested restricted stock was $87,000 and $60,000 during the first three months of 2012 and 2011, respectively.

Starting in 2010, the Company began offering its directors an option with respect to director compensation. Their regular monthly retainer could be received as $1,000 per month in cash or $1,250 in immediately vested, but restricted stock. In 2011, monthly meeting fees could also be received as $400 per meeting in cash or $500 in immediately vested, but restricted stock.  For 2011, 13 of 15 directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 5,327 and 2,358 shares and recognized share based compensation expense of $113,000 and $50,000 during the first three months of 2012 and 2011, respectively.

Note 11 – Earnings Per Share

  The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2012		2011
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,822,228	$.53	6,143,602	$.29
Effect of dilutive securities - stock options	10,833	-	9,136	-
Diluted	7,833,061	$.53	6,152,738	$.29

  Shares underlying stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2012 and 2011, because their effects were antidilutive, averaged 196,394 and 82,177, respectively.

Index
Note 12 – Employee Benefit Plans

  The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2012	2011
Service cost	$-	$27
Interest cost	97	101
Expected return on plan assets	(135)	(131)
Recognized net actuarial loss	83	40

Net periodic benefit cost	$45	$37

  The plan was frozen in 2009.

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

Index
Segment information as of and for the three months ended March 31, 2012 and 2011, is shown in the following table.

	Three Months Ended March 31, 2012
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$15,342	$-	$3	$(3)	$15,342
Interest expense	1,967	-	206	$(3)	2,170
Noninterest income	2,246	983	5	-	3,234
Operating income (loss) before income taxes	5,483	558	(295)	-	5,746
Net income (loss)	3,970	404	(199)		4,175
Depreciation and amortization	964	5	-	-	969
Total assets	1,322,320	-	940	-	1,323,260
Capital expenditures	580	-	-	-	580

	Three Months Ended March 31, 2011
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,661	$-	$20	$(20)	$8,661
Interest expense	1,733	-	343	$(20)	2,056
Noninterest income	993	968	10	-	1,971
Operating income (loss) before income taxes	2,455	595	(590)	-	2,460
Net income (loss)	1,851	393	(466)		1,778
Depreciation and amortization	393	5	-	-	398
Total assets	840,576	-	4,662	-	845,238
Capital expenditures	103	-	-	-	103

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

Index

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at March 31, 2012 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$40,767	$-	$40,767	$-
Mortgage-backed and CMOs	103,053	-	103,053	-
State and municipal	191,183	-	191,183	-
Corporate	2,373	-	2,042	331
Total	$337,376	$-	$337,045	$331

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$32,679	$-	$32,679	$-
Mortgage-backed and CMOs	103,904	-	103,904	-
State and municipal	194,405	-	194,405	-
Corporate	2,378	-	2,054	324
Total	$333,366	$-	$333,042	$324

Index

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2012	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2012
Securities available for sale:

Corporate	$324	$7	$-	$-	$-	331

Total assets	$324	$7	$-	$-	$-	$331

   Certain assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended March 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned ("OREO"):  Property acquired in satisfaction of loans is carried at the lower of cost or market value.  The value of real estate is determined utilizing an income or market valuation approach less cost to sell based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2).  However, if the real estate is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for loan loss.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

Index
The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the periods (in thousands):

		Fair Value Measurements at March 31, 2012 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,774	$-	$3,774	$-
Impaired loans, net of valuation allowance	1,204	-	1,204	-
Other real estate owned	6,369	-	6,369	-

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$6,330	$-	$6,330	$-
Impaired loans, net of valuation allowance	1,142	-	1,142	-
Other real estate owned	5,353	-	5,353	-

The carrying values and estimated fair values of the Company’s financial instruments as of March 31, 2012 are as follows (in thousands):

		Fair Value Measurement at March 31, 2012 using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Observable Inputs	Fair Value
Financial Assets:	Value	Level 1	Level 2	Level 3	Balance
Cash and cash equivalents	$54,846	$54,846	$-	$-	$54,846
Securities available for sale	337,376	-	337,045	331	337,376
Loans held for sale	3,774	-	3,774	-	3,774
Loans, net of allowance	804,780	-	798,508	-	798,508
Bank owned life insurance	13,165	-	13,165	-	13,165
Accrued interest receivable	4,884	-	4,884	-	4,884

Financial Liabilities:
Deposits	$1,074,730	$-	$1,079,318	$-	$1,079,318
Repurchase agreements	48,651	-	48,651	-	48,651
Other borrowings	10,175	-	11,120	-	11,120
Trust preferred capital notes	27,237	-	23,659	-	23,659
Accrued interest payable	789	-	789	-	789

Index

The Company has one Level 3 security, a trust preferred security issued by a community bank. It is a Level 3 security under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company acquired this security in connection with merger with MidCarolina and obtained an independent third party appraisal of the fair value at July 1, 2011. Because of the lack of observable inputs, the valuation was completed using a discounted cash flow computation, adjusted for an estimated default rate determined by reviewing industry statistics. The merger date initial fair value estimate of the security was 67.28% of its $500,000 par, or $336,000. Approximately $147,000 of this impairment was attributed to factors other than credit, and $17,000 was attributable to credit factors.

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputes	Significant Unobservable Inputes	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$28,893	$28,893	$-	$-	$28,893
Securities avaiable for sale	333,366	-	333,042	324	333,366
Loans held for sale	6,330	-	6,330	-	6,330
Loans, net of allowance	814,229	-	811,573	-	811,573
Bank owned life insurance	13,058	-	13,058	-	13,058
Accrued Iinterest receivable	5,091	-	5,091	-	5,091

Financial Liabilities:
Deposits	$1,058,754	$-	$1,066,448	$-	$1,066,448
Repurchase agreements	45,575	-	45,575	-	45,575
Other borrowings	13,206	-	13,064	-	13,064
Trust preferred capital notes	27,212	-	27,184	-	27,184
Accrued interest payable	857	-	857	-	857

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

Index

Trust preferred capital notes.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.

Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2012 and December 31, 2011, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Three Months Ended
		March 31,
	2012	2011
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$28,197	$14,248
Interest-bearing deposits in other banks	26,649	25,397

	$54,846	$39,645

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,212	$2,116
Income taxes	-	-
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,879	178
Unrealized gain (loss) on securities available for sale	676	959

Note 16 – Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.”  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for previously announced accounting pronouncements.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	The potential for negative financial or operational impact of the completed merger with MidCarolina Financial Corporation.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2012 presentation.

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

Index

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

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina") pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Pursuant to the terms of the merger agreement with MidCarolina, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company’s common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger.  Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company’s Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.9% of the outstanding shares of the Company’s common stock as of March 31, 2012.

In connection with the transaction, MidCarolina Bank was merged with and into the Bank.

On November 15, 2011, the Company repurchased all 5,000 shares of the Series A preferred stock issued in the merger. The shares had a $1,000 liquidation preference per share. While the Series A preferred stock was subject to redemption at 104.5% of par during the twelve month period beginning August 15, 2011, the Company paid 62% of par, or an aggregate purchase price of $3.1 million, to repurchase all 5,000 outstanding shares from the sole holder of the securities.

   The acquisition has been accretive to earnings. Most of the material changes in balance sheet and income statement categories during this reporting period are directly related to the impact of the MidCarolina merger.

MANAGEMENT INFORMATION SYSTEM CHANGES

   In connection with the merger with MidCarolina, the Company converted its management information systems from an in-house data processing system to an outsourced processing strategy.  Both banks’ management information systems were fully integrated and converted to Jack Henry & Associates Silverlake processing system in mid-February 2012.

Index

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2012 and 2011

For the quarter ended March 31, 2012, the Company reported net income of $4,175,000 compared to $1,778,000 for the comparable quarter in 2011. The $2,397,000 or 134.8% increase in earnings was primarily due to the overall positive impact of the July 2011 merger with MidCarolina. The merger generated $2,302,000 in fair value, merger related adjustments, which represents approximately 40% of consolidated pretax income.

SUMMARY INCOME STATEMENT
(dollars in thousands)

For the three months ended March 31,	2012	2011	$ Change	% Change

Interest income	$15,342	$8,661	$6,681	77.1%
Interest expense	(2,170)	(2,056)	(114)	5.5%
Net interest income	13,172	6,605	6,567	99.4%
Provision for loan losses	(733)	(337)	(396)	117.5%
Noninterest income	3,234	1,971	1,263	64.1%
Noninterest expense	(9,927)	(5,779)	(4,148)	71.8%
Income tax expense	(1,571)	(682)	(889)	130.4%

Net income	$4,175	$1,778	$2,397	134.8%

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

Three months ended March 31, 2012 and 2011

        Net interest income on a taxable equivalent basis increased $6,753,000 or 96.4%, for the first quarter of 2012 compared to the same quarter of 2011.  This increase was due primarily to the impact of the merger with MidCarolina.

For the first quarter of 2012, the Company’s yield on earnings assets was 5.38% compared to 4.74% for the first quarter of 2011. The cost of interest bearing liabilities was 0.94% compared to 1.35%. The interest rate spread was 4.44% compared to 3.39%. The net interest margin, on a fully taxable equivalent basis, was 4.65% compared to 3.66%.

Generally loan yields improved in 2012 over 2011, impacted by the merger fair value accounting and higher yields on the North Carolina loan portfolio. Investment yields fell, reflecting the general trends in the market. The cost of interest bearing liabilities generally decreased, reflecting trends in the market and active deposit pricing strategies.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2012 and 2011.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
Net Interest Income Analysis
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2012	2011	2012	2011	2012	2011
Loans:
Commercial	$132,100	$77,925	$1,811	$880	5.50%	4.53%
Real estate	673,876	432,688	11,118	5,695	6.60	5.26
Consumer	13,068	7,505	227	136	6.97	7.27
Total loans	819,044	518,118	13,156	6,711	6.43	5.18

Securities:
Federal agencies & GSEs	40,551	43,345	162	323	1.60	2.98
Mortgage-backed & CMOs	99,714	59,297	529	490	2.12	3.31
State and municipal	185,331	117,916	1,976	1,408	4.26	4.78
Other	8,355	6,037	94	58	4.50	3.84
Total securities	333,951	226,595	2,761	2,279	3.31	4.02

Deposits in other banks	31,619	20,578	10	70	0.13	1.36

Total interest-earning assets	1,184,614	765,291	15,927	9,060	5.38	4.74

Non-earning assets	127,180	72,860

Total assets	$1,311,794	$838,151
	1,311,794
Deposits:
Demand	$170,481	$96,698	56	18	0.13	0.07
Money market	140,622	63,125	161	83	0.46	0.53
Savings	76,505	62,505	29	21	0.15	0.13
Time	448,934	319,776	1,591	1,458	1.42	1.83
Total deposits	836,542	542,104	1,837	1,580	0.88	1.17

Customer repurchase agreements	47,229	43,762	43	80	0.37	0.73
Other short-term borrowings	115	136	0	0	0.35	0.47
Long-term borrowings	37,421	27,855	290	396	3.10	5.69
Total interest-bearing
liabilities	921,307	613,857	2,170	2,056	0.94	1.35

Noninterest bearing demand deposits	183,575	110,818
Other liabilities	52,227	4,252
Shareholders' equity	154,685	109,224
Total liabilities and
shareholders' equity	$1,311,794	$838,151

Interest rate spread					4.44%	3.39%
Net interest margin					4.65%	3.66%

Net interest income (taxable equivalent basis)			13,757	7,004
Less: Taxable equivalent adjustment			585	399
Net interest income			$13,172	$6,605

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31
	2012 vs. 2011
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$931	$219	$712
Real estate	5,423	1,695	3,728
Consumer	91	(6)	97
Total loans	6,445	1,908	4,537
Securities:
Federal agencies	(161)	(141)	(20)
Mortgage-backed	39	(217)	256
State and municipal	568	(164)	732
Other securities	36	11	25
Total securities	482	(511)	993
Deposits in other banks	(60)	(85)	25
Total interest income	6,867	1,312	5,555

Interest expense
Deposits:
Demand	38	19	19
Money market	78	(12)	90
Savings	8	3	5
Time	133	(371)	504
Total deposits	257	(361)	618
Customer repurchase agreements	(37)	(43)	6
Other borrowings	(106)	(215)	109
Total interest expense	114	(619)	733
Net interest income	$6,753	$1,931	$4,822

Noninterest Income

All comparisons discussed below are between the first quarter 2012 and the first quarter of 2011. The major changes between periods are related to the impact of the July 2011 merger with MidCarolina, unless otherwise noted.

Noninterest income increased to $3,234,000 in 2012 from $1,971,000 in 2011, a $1,260,000 or 63.9% increase. The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts decreased to $882,000 in 2012 from $928,000 in 2011, a $46,000 or 5.0% decrease.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts increased to $488,000 in 2012 from $421,000 in 2011, a $67,000 or 15.9% increase.

Other fees and commissions increased to $457,000 in 2012 from $316,000 in 2011, an increase of $141,000 or 44.6%.

Index

Mortgage banking income increased to $531,000 in 2012 from $147,000 in 2011, an increase of $384,000 or 261.2%.

Other income increased to $876,000 in 2012 from $158,000 in 2011, an increase of $718,000 or 454.4%. The 2012 quarter included a $495,000 gain on the sale of bank owned real estate, a former branch office site.

Noninterest Expense

All comparisons discussed below are between the first quarter 2012 and the first quarter of 2011. The major changes between periods are related to the impact of the July 2011 merger with MidCarolina, unless otherwise noted.

Noninterest expense was $9,927,000 for 2012 compared to $5,779,000 for 2011, a $4,148,000 or 71.8% increase. The major factors impacting that change are discussed below.

Salaries were $4,111,000 for 2012 compared to $2,485,000 for 2011, a $1,626,000 or 65.4% increase.

Employee benefits were $1,078,000 for 2012 compared to $541,000 for 2011, a $537,000 or 99.3% increase.

Occupancy expense was $965,000 for 2012 compared to $699,000 for 2011, a $266,000 or 38.1% increase.

        The Federal Deposit Insurance Corporation (“FDIC”) assessment for deposit insurance was $233,000 for 2012 compared to $205,000 for 2011, a $28,000 or 13.7% increase. The FDIC has changed to an asset based from a deposit based premium computation.

Bank franchise tax expense was $183,000 for 2012 compared to $175,000 for 2011, an $8,000 or 4.6% increase.

Core deposit intangible amortization was $547,000 for 2012 compared to $94,000 for 2011, a $453,000 increase. This change was entirely related to the impact of the merger.

Foreclosed real estate, net, was a gain of $243,000 for 2012 compared to an expense of $22,000 for 2011, a $265,000 improvement.

Other expenses were $2,802,000 for 2012 compared to $1,249,000 for 2011, a $1,553,000 or 124.3% increase. This category was negatively impacted by additional costs associated with the software conversion of approximately $190,000 and merger related expenses of $251,000.

Income Taxes

The effective tax rate for the first quarter of 2012 was 27.3% compared to 27.7% for the first quarter of 2011.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Fair Value Impact to net Income

The following table presents the actual effect for the quarter ended March 31, 2012 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

Index
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2011	For the three months ended March 31, 2012	Remaining Premium/ (Discount) Balance on March 31, 2012

Interest income/(expense):
Loans	Income	$(15,908)	$1,715	$(14,193)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,029)	933	(96)
Time deposits	Income	(110)	33	(77)
Time deposits - brokered	Income	(694)	104	(590)
Time deposits - CDARs	Income	-	-	-
FHLB advances	Expense	(131)	(6)	(125)
Trust preferred securities	Expense	(2,171)	(25)	(2,146)
Net interest income			2,754

Non-interest (expense)
Amortization of core deposit intangible	Expense	5,652	(452)	5,200
Net non-interest expense			(452)

Change in pretax income			$2,302

        Accretion related to purchased credit impaired loans includes $881,000 in accretion income associated with loan payoffs during the quarter.

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

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, is used to meet collateral requirements for public deposits, and facilitates commercial customers’ repurchase agreements.  The portfolio consists primarily of high credit quality, very liquid securities.  Federal agency and U. S. government sponsored enterprises, mortgage-backed securities, state and municipal securities, and corporates comprise the portfolio.

The available for sale securities portfolio was $337,376,000 at March 31, 2012 compared to $333,366,000 at December 31, 2011, a $4,010,000 or 1.20% increase.  At March 31, 2012, the available for sale portfolio had an amortized cost of $324,465,000, resulting in a net unrealized gain of $12,911,000.

Index

The Company is aware of the historically low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments. The Company will attempt to deploy its cash to the maximum extent practical and prudent.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

        Loans were $816,471,000 at March 31, 2012 compared to $824,758,000 at December 31, 2011, an $8,287,000 or 1.0% decrease.  The net decrease in loans is primarily related to expected reductions in the former MidCarolina loan portfolio.

Loans held for sale totaled $3,774,000 at March 31, 2012, and $6,330,000 at December 31, 2011, a $2,556,000 or 40.4% decrease.

        Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(in thousands)	2012	2011

Commercial	$130,112	$134,166
Commercial real estate:
Construction and land development	41,512	54,433
Commercial real estate	354,279	351,961
Residential real estate:
Residential	188,416	179,812
Home equity	94,734	96,195
Consumer	7,418	8,191
Total loans	$816,471	$824,758

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

Index

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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period.  Furthermore, management cannot provide assurance that in any particular period the Company will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends, and ongoing internal and external examination processes.  In addition, the Company is developing historical charge-off and recovery data on new loan production in the North Carolina market and renewals of previously existing performing loans in that market. The allowance is also subject to regular regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

At March 31, 2012, the allowance for loan losses was $11,691,000, compared to $10,529,000 at December 31, 2011.  The allowance for loan losses as a percentage of loans at each of those dates was 1.43% and 1.28%.  During the 2012 quarter, the allowance for loan losses increased by $1,162,000 or 11.0% and the loan portfolio contracted by $8,287,000 or 1.0%. As noted above, the Bank considers numerous quantitative and qualitative factors in determining its allowance.

Further, in the wake of the merger with MidCarolina, it must also consider the velocity of accretion of the fair value, credit mark in relation to the amortization of the related loan balances. A large percentage of the North Carolina portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss.

The provision for loan losses for the 2012 quarter was $733,000 and the provision for the 2011 quarter was $337,000. The increased provision expense was in recognition of the larger size and complexity of the loan portfolio after the MidCarolina merger and the rapid accretion of the mark associated with the fair value loans acquired in the merger.

Net loans charge-offs totaled $(429,000) for the 2012 quarter and $1,061,000 in 2011. Recoveries exceeded charge-offs in the first quarter due to a large recovery of approximately $600,000 of a loan previously charged-off by MidCarolina.  Net charge offs to average loans during the same periods totaled (0.21)% and 0.16%, respectively.

Index

The following table presents the Company’s loan loss and recovery experience for the periods indicated (in thousands).

	Three Months Ended	Year Ended
	March 31,	December 31,
	2012	2011

Balance at beginning of period	$10,529	$8,420

Charge-offs:
Construction and land development	-	529
Commercial real estate	-	173
Residential real estate	61	641
Home equity	-	230
Total real estate	61	1,573
Commercial and industrial	262	163
Consumer	17	127
Total charge-offs	340	1,863

Recoveries:
Construction and land development	4	36
Commercial real estate	197	270
Residential real estate	15	40
Home equity	1	10
Total real estate	217	356
Commercial and industrial	531	373
Consumer	21	73
Total recoveries	769	802

Net charge-offs (recoveries)	(429)	1,061
Provision for loan losses	733	3,170
Balance at end of period	$11,691	$10,529

Index

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio.

Asset Quality Ratios

	March 31,	December 31,
	2012	2011

Allowance to loans (1)	1.43%	1.28%
Net charge-offs (recoveries) to allowance (2)	(14.68)	10.08
Net charge-offs (recoveries) to average loans (2)	(0.21)	0.16
Nonperforming assets to total assets (1)	1.50	1.46
Nonperforming loans to loans (1)	1.66	1.66
Provision to net charge-offs (recoveries)	(170.86)	298.77
Provision to average loans (2)	0.36	0.47
Allowance to nonperforming loans (1)	86.47	76.74

(1) - at quarter or year-end
(2) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings.  Nonperforming loans to total loans were 1.66% at both March 31, 2012 and December 31, 2011.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 1.50% of total assets at March 31, 2012, up from 1.46% at December 31, 2011.  Included in nonperforming assets, there were $289,000 in troubled debt restructurings at March 31, 2012 and $617,000 at December 31, 2011.

It is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $13,337,000 in nonaccrual loans shown on the following table includes $3,585,000 in impaired loans. The remainder represents loans which were not deemed impaired.  Based on the performance of these loans and existing circumstances, management did not believe loss was probable and did not classify these loans as impaired.

       Approximately two thirds of the nonaccrual loans at March 31, 2012 are North Carolina loans that were acquired at fair value at the merger date and have not experienced a material negative change since then.  Most of the remainder are Virginia originated loans that are well collateralized but have experienced contractual performance issues. Therefore, it is not unexpected that impaired loans are only about one quarter of the nonaccrual total.

Index

    The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	March 31,	December 31,
	2012	2011
Nonaccrual loans:
Real estate	$11,708	$11,651
Commercial	1,624	1,820
Consumer	5	49
Total nonaccrual loans	13,337	13,520

Loans past due 90 days
and accruing interest:
Real estate	183	197
Total past due loans	183	197

Total nonperforming loans	13,520	13,717

Foreclosed real estate	6,369	5,353

Total nonperforming assets	$19,889	$19,070

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	March 31,	December 31,
	2012	2011

Accruing	$154	$313
Nonaccruing	3,431	2,925
Total impaired loans	$3,585	$3,238

Included in the impaired loan totals were $1,051,000 in troubled debt restructured loans at March 31, 2012 and $656,000 at December 31, 2011.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were carried on the consolidated balance sheets at $6,369,000 and $5,353,000 as of March 31, 2012 and December 31, 2011, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.  The following table shows the Company’s Other Real Estate Owned.

Index

Other Real Estate Owned
(in thousands)

	March 31,	December 31,
	2012	2011

Construction and land development	$2,831	$3,001
Farmland	-	-
1-4 family residential	1,116	1,267
Multifamily (5 or more) residential	1,562	-
Commercial real estate	860	1,085
	$6,369	$5,353

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,075,000 at March 31, 2012 compared to $1,059,000 at December 31, 2011, a $16,000 or 1.5% increase.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $155,024,000 at March 31, 2012 compared to $152,829,000 at December 31, 2011, an increase of $2,195,000 or 1.4%.

The Company paid cash dividends of $0.23 per share during the first quarter of 2012 while the aggregate basic and diluted earnings per share for the same period were $0.53 per share.
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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2012, the Company's Tier I and total capital ratios were 14.59% and 15.84%, respectively.  At December 31, 2011, these ratios were 14.36% and 15.55%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 10.41% and 10.23% at March 31, 2012 and December 31, 2011, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2012, that the Company met the requirements to be considered “well capitalized.”

Index

Liquidity

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2012, principal advance obligations to the FHLB consisted of $10,175,000 in fixed-rate, long-term advances compared to $10,206,000 in long-term advances and $3,000,000 in short-term advances at December 31, 2011.  The Company also had outstanding $72,000,000 in letters of credit at March 31, 2012 and $40 million in letters of credit at December 31, 2011. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

The Company had fixed-rate term advance borrowing contracts with the FHLB as of March 31, 2012, with the following final maturities:

Amount	Maturity Date
$9,875,000	April 2011
300,000	March 2014
$10,175,000

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2012.

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service (“CDARS”). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and liquidity management tool.

Index

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2012	December 31, 2011

Commitments to extend credit	$166,380	$191,957
Standby letters of credit	4,181	2,961
Mortgage loan rate-lock commitments	2,906	5,387

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.  The simulation projects that if rates increase over a 12 month period by one percent, net interest income is expected to increase by 3.4%. Management has no expectation that market rates will decline in the near term, given the prevailing economy.

There have been no material changes to market risk as disclosed in the Company’s 2011 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act"), as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Index

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
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

Item1A.	Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
    None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
   (a)  Required 8-K disclosures
   None
   (b)  Changes in Nominating Process
   None

Item 6.	Exhibits
11.0	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Charles H. Majors, Chairman and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Charles H. Majors, Chairman and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – May 10, 2012	Chairman and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 10, 2012	Chief Financial Officer

Index