Form 10-Q
period 2012-06-30
AMERICAN NATIONAL BANKSHARES INC
filed 2012-08-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 6, 2012, the Company had 7,836,056 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
Assets	2012	2011
Cash and due from banks	$18,529	$22,561
Interest-bearing deposits in other banks	10,380	6,332

Securities available for sale, at fair value	334,523	333,366
Restricted stock, at cost	6,268	6,019
Loans held for sale	9,215	6,330

Loans, net of unearned income	808,069	824,758
Less allowance for loan losses	(12,099)	(10,529)
Net loans	795,970	814,229

Premises and equipment, net	25,314	25,674
Other real estate owned, net	4,731	5,353
Goodwill	39,352	38,899
Core deposit intangibles, net	5,502	6,595
Bank owned life insurance	13,273	13,058
Accrued interest receivable and other assets	27,835	26,290
Total assets	$1,290,892	$1,304,706

Liabilities
Demand deposits -- noninterest bearing	$196,727	$179,148
Demand deposits -- interest bearing	149,229	189,212
Money market deposits	170,505	182,347
Savings deposits	78,842	74,193
Time deposits	447,182	433,854
Total deposits	1,042,485	1,058,754

Short-term borrowings:
Customer repurchase agreements	46,113	45,575
Other short-term borrowings	-	3,000
Long-term borrowings	10,142	10,206
Trust preferred capital notes	27,267	27,212
Accrued interest payable and other liabilities	6,461	7,130
Total liabilities	1,132,468	1,151,877

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,836,056 shares outstanding at June 30, 2012 and
7,806,869 shares outstanding at December 31, 2011	7,836	7,807
Capital in excess of par value	56,825	56,395
Retained earnings	86,642	81,797
Accumulated other comprehensive income, net	7,121	6,830
Total shareholders' equity	158,424	152,829
Total liabilities and shareholders' equity	$1,290,892	$1,304,706

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	June 30
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$12,683	$6,618
Interest and dividends on securities:
Taxable	1,056	1,085
Tax-exempt	1,077	827
Dividends	52	26
Other interest income	18	14
Total interest and dividend income	14,886	8,570

Interest Expense:
Interest on deposits	1,729	1,587
Interest on short-term borrowings	51	82
Interest on long-term borrowings	84	5
Interest on trust preferred capital notes	206	297
Total interest expense	2,070	1,971

Net Interest Income	12,816	6,599
Provision for Loan Losses	733	336

Net Interest Income After Provision for Loan Losses	12,083	6,263

Noninterest Income:
Trust fees	966	878
Service charges on deposit accounts	413	400
Other fees and commissions	445	338
Mortgage banking income	519	271
Securities gains (losses), net	160	(19)
Other	297	120
Total noninterest income	2,800	1,988

Noninterest Expense:
Salaries	3,809	2,546
Employee benefits	799	624
Occupancy and equipment	1,048	696
FDIC assessment	213	197
Bank franchise tax	182	176
Core deposit intangible amortization	546	95
Foreclosed real estate, net	171	456
Merger related expenses	(202)	835
Other	2,267	1,403
Total noninterest expense	8,833	7,028

Income Before Income Taxes	6,050	1,223
Income Taxes	1,776	211
Net Income	$4,274	$1,012

Net Income Per Common Share:
Basic	$0.55	$0.16
Diluted	$0.54	$0.16
Average Common Shares Outstanding:
Basic	7,832,162	6,154,396
Diluted	7,849,142	6,161,265

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Six Months Ended
	June 30
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$25,803	$13,297
Interest and dividends on securities:
Taxable	2,135	2,254
Tax-exempt	2,159	1,543
Dividends	103	53
Other interest income	28	84
Total interest and dividend income	30,228	17,231

Interest Expense:
Interest on deposits	3,566	3,167
Interest on short-term borrowings	94	162
Interest on long-term borrowings	168	58
Interest on trust preferred capital notes	412	640
Total interest expense	4,240	4,027

Net Interest Income	25,988	13,204
Provision for Loan Losses	1,466	673

Net Interest Income After Provision for Loan Losses	24,522	12,531

Noninterest Income:
Trust fees	1,848	1,806
Service charges on deposit accounts	901	821
Other fees and commissions	902	654
Mortgage banking income	1,050	418
Securities gains (losses), net	160	(18)
Other	1,173	278
Total noninterest income	6,034	3,959

Noninterest Expense:
Salaries	7,920	5,031
Employee benefits	1,877	1,165
Occupancy and equipment	2,013	1,395
FDIC assessment	446	402
Bank franchise tax	365	351
Core deposit intangible amortization	1,093	189
Foreclosed real estate, net	18	522
Merger related expenses	49	1,144
Other	4,979	2,608
Total noninterest expense	18,760	12,807

Income Before Income Taxes	11,796	3,683
Income Taxes	3,347	893
Net Income	$8,449	$2,790

Net Income Per Common Share:
Basic	$1.08	$0.45
Diluted	$1.08	$0.45
Average Common Shares Outstanding:
Basic	7,827,195	6,149,029
Diluted	7,839,364	6,157,032

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
June 30, 2012
(Dollars in thousands) (Unaudited)
	Three Months Ended
	June 30
	2012	2011

Net income	$4,274	$1,012

Other comprehensive income:

Unrealized gains on securities available for sale	1,285	3,195
Income tax (benefit)	(450)	(1,119)

Reclassification adjustment for (gains) losses on securities	(160)	19
Income tax expense (benefit)	56	(6)

Other comprehensive income	731	2,089

Comprehensive income	$5,005	$3,101

	Six Months Ended
	June 30
	2012	2011

Net income	$8,449	$2,790

Other comprehensive income:

Unrealized gains on securities available for sale	608	4,155
Income tax (benefit)	(213)	(1,455)

Reclassification adjustment for (gains) losses on securities	(160)	18
Income tax expense (benefit)	56	(6)

Other comprehensive income	291	2,712

Comprehensive income	$8,740	$5,502

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2012 and 2011
(Dollars in thousands) (Unaudited)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	2,790	-	2,790

Other comprehensive income	-	-	-	2,712	2,712

Stock options exercised	11	162	-	-	173

Stock option expense	-	32	-	-	32

Equity based compensation	18	208	-	-	226

Cash dividends declared, $0.46 per share	-		(2,830)	-	(2,830)

Balance, June 30, 2011	$6,157	$27,670	$74,810	$2,553	$111,190

Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	8,449	-	8,449

Other comprehensive income	-	-	-	291	291

Stock options exercised	3	42	-	-	45

Equity based compensation	26	388	-	-	414

Cash dividends declared, $0.46 per share	-		(3,604)	-	(3,604)

Balance, June 30, 2012	$7,836	$56,825	$86,642	$7,121	$158,424

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Dollars in thousands) (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net income	$8,449	$2,790
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,466	673
Depreciation	865	598
Core deposit intangible amortization	1,093	189
Net amortization (accretion) of securities	1,667	581
Net accretion of fair value adjustments	(5,306)
Net (gain) loss on sale or call of securities	(160)	18
Gain on loans held for sale	(926)	(360)
Proceeds from sales of loans held for sale	41,030	20,059
Originations of loans held for sale	(42,989)	(18,651)
Net (gain) loss on foreclosed real estate	(381)	76
Valuation allowance on foreclosed real estate	219	359
Net gain on sale of premises and equipment	(495)	-
Stock-based compensation expense	-	32
Equity based compensation	414	226
Deferred income tax expense (benefit)	2,238	(355)
Net change in interest receivable	(12)	172
Net change in other assets	(4,596)	190
Net change in interest payable	(71)	(179)
Net change in other liabilities	(597)	1,270
Net cash provided by operating activities	1,908	7,688

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,209	2,099
Proceeds from maturities and calls of securities available for sale	33,574	44,617
Proceeds from maturities and calls of securities held to maturity	-	961
Purchases of securities available for sale	(39,999)	(45,852)
Net change in restricted stock	(249)	-
Net decrease in loans	19,186	5,677
Proceeds from sale of premises and equipment	563	31
Purchases of premises and equipment	(573)	(249)
Proceeds from sales of foreclosed real estate	3,489	442
Net cash provided by investing activities	20,200	7,726

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(29,597)	24,022
Net change in time deposits	13,602	(5,170)
Net change in customer repurchase agreements	538	3,245
Net change in other short-term borrowings	(3,000)	(6,110)
Net change in long-term borrowings	(76)	(8,075)
Net change in trust preferred capital notes	-	-
Common stock dividends paid	(3,604)	(2,830)
Proceeds from exercise of stock options	45	173
Net cash (used in) provided by financing activities	(22,092)	5,255

Net Increase in Cash and Cash Equivalents	16	20,669

Cash and Cash Equivalents at Beginning of Period	28,893	18,514

Cash and Cash Equivalents at End of Period	$28,909	$39,183

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

In July 2011, and in connection with its acquisition of MidCarolina, the Company assumed the liabilities of the MidCarolina I and MidCarolina Trust II, two separate Delaware statutory trusts (the “MidCarolina Trusts”), which were also formed for the purpose of issuing preferred securities.  Refer to Note 9 for further details concerning these entities.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012; the consolidated statements of income for the three and six months ended June 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2012 and 2011; and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Index

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.8% of the outstanding shares of the Company as of June 30, 2012.

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

Index

Goodwill at December 31, 2011	$16,431

Effect of adjustments to:
Other liabilities	453
Goodwill at June 30, 2012	$16,884

        The increase in goodwill made during the first quarter of 2012 was due to a change in estimated tax refunds due to MidCarolina.

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

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service (often referred to as “CDARS”). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

Index

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

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $49,000 in merger related expense, mostly related to the deconversion of MidCarolina to the Company’s operating system.

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

Six Months Ended
Pro Forma
June 30,
(dollars in thousands)	2011
Net interest income	$27,429
Provision for loan loss	(3,073)
Non-interest income	5,014
Non-interest expense	(21,506)
Income taxes	(2,359)
Net income	$5,505

Index

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$36,823	$357	$3	$37,177
Mortgage-backed and CMOs	95,222	1,866	206	96,882
State and municipal	180,058	11,979	15	192,022
Corporate	8,385	63	6	8,442
Total securities available for sale	$320,488	$14,265	$230	$334,523

	December 31, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$32,071	$608	$-	$32,679
Mortgage-backed and CMOs	102,444	1,874	414	103,904
State and municipal	182,952	11,454	1	194,405
Corporate	2,312	66	-	2,378
Total securities available for sale	$319,779	$14,002	$415	$333,366

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

  Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$2,038	$3	$2,038	$3	$-	$-
Mortgage-backed	17,215	120	17,215	120	-	-
CMOs	2,586	86	2,586	86	-	-
State and municipal	2,423	15	2,022	15	401	1
Corporate	2,419	6	2,419	6	-	-
Total	$26,681	$230	$26,280	$229	$401	$1

GSE debt securities: The unrealized losses on investments in one GSEs (“government sponsored entities”) was caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Index

GSE residential mortgage-backed securities:  The unrealized losses on the Company's investment in 11 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Collateralized Mortgage Obligations (“CMOs”): The unrealized loss associated with one CMO was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

State and municipal securities:  The unrealized losses on four investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

Corporate securities:  The unrealized losses on two investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

The Company’s investment in FHLB stock totaled $3,408,000 at June 30, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

       As of June 30, 2012 and December 31, 2011, there were no securities classified as other-than-temporary impaired.

Index
Note 4 - Loans

Loans, excluding loans held for sale, were comprised of the following:

	June 30,	December 31,
(in thousands)	2012	2011

Commercial	$128,846	$134,166
Commercial real estate:
Construction and land development	50,913	54,433
Commercial real estate	354,441	351,961
Residential real estate:
Residential	170,893	179,812
Home equity	95,522	96,195
Consumer	7,454	8,191
Total loans	$808,069	$824,758

Interest income, including accretion, on loans acquired from MidCarolina for the three months ended June 30, 2012 was approximately $7.7 million and $12.9 million for the six months ended June 30, 2012. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$275,667	$321,002
Carrying amount	255,840	293,569

The outstanding principal balance and related carrying amount of acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$32,307	$45,760
Carrying amount	24,633	34,027

The following table presents changes in the accretable discount on acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the six months ended June 30, 2012. The accretion reflected below includes $1,686,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2011	$1,056
Accretion	(1,738)
Reclassification from nonaccretable difference	1,917
Balance at June 30, 2012	$1,235

Index

The following table shows an analysis by portfolio segment of the Company’s past due loans at June 30, 2012.

			90 Days +
	30- 59	60-89	Past Due	Non-	Total
	Days	Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$170	$128	$-	$1,095	$1,393	$127,453	$128,846
Commercial real estate:
Construction and land development	-	-	-	1,257	1,257	49,656	50,913
Commercial real estate	981	1,596	-	1,996	4,573	349,868	354,441
Residential:
Residential	719	176	-	3,095	3,990	166,903	170,893
Home equity	308	13	-	551	872	94,650	95,522
Consumer	17	50	-	1	68	7,386	7,454
Total	$2,195	$1,963	$-	$7,995	$12,153	$795,916	$808,069

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2011.

			90 Days +
	30- 59	60-89	Past Due	Non-	Total
	Days	Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$98	$99	$-	$1,820	$2,017	$132,149	$134,166
Commercial real estate:
Construction and land development	1,086	1,163	-	5,819	8,066	46,367	54,433
Commercial real estate	1,052	471	-	2,115	3,638	348,323	351,961
Residential:
Residential	1,519	741	-	3,476	5,735	174,077	179,812
Home equity	270	243	197	244	954	95,241	96,195
Consumer	126	7	-	49	181	8,010	8,191
Total	$4,151	$2,724	$197	$13,523	$20,591	$804,167	$824,758

Index

The following table presents the Company’s impaired loan balances by portfolio segment excluding loans acquired with deteriorated credit quality at June 30, 2012.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$214	$382	$-	$210	$-
Commercial real estate:
Construction and land development	2,081	701	-	1,407	15
Commercial real estate	153	153	-	765	5
Residential:
Residential	1,029	1,327	-	1,149	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$3,477	$2,563	$-	$3,531	$20
With an related allowance recorded:
Commercial	259	259	158	14	7
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	233	233	69	19	8
Residential	289	289	114	48	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$781	$781	$341	$81	$15
Total:
Commercial	$473	$641	$158	$224	$7
Commercial real estate:
Construction and land development	2,081	701	-	1,407	15
Commercial real estate	386	386	69	784	13
Residential:
Residential	1,318	1,616	114	1,197	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$4,258	$3,344	$341	$3,612	$35

Index

The following table presents the Company’s impaired loan balances by portfolio segment excluding loans acquired with deteriorated credit quality at December 31, 2011.

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

The following table shows the detail of loans modified as troubled debt restructurings (“TDRs”) included in the impaired loan balances for the three and six month periods ended June 30, 2012.

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	2	1,411	1,411
Commercial real estate	1	4	4
Total	4	$1,426	$1,426

Index

	Loans Modified as a TDR for the
	Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	7	2,188	2,081
Commercial real estate	1	4	4
Total	9	$2,203	$2,096

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the six month period ending June 30, 2012.

        The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of June 30, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$126,558	$39,464	$333,636	$153,437	$92,960
Special Mention	1,097	2,170	12,261	10,932	1,366
Substandard	1,191	9,279	8,544	6,524	1,196
Doubtful	-	-	-	-	-
Total	$128,846	$50,913	$354,441	$170,893	$95,522

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$7,365
Nonperforming	89
Total	$7,454

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

Index
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

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$130,603	$35,265	$321,370	$161,158	$93,193
Special Mention	1,349	3,401	19,072	10,166	1,606
Substandard	2,214	15,767	11,519	8,488	1,396
Doubtful	-	-	-	-	-
Total	$134,166	$54,433	$351,961	$179,812	$96,195

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$8,050
Nonperforming	141
Total	$8,191

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011

Allowance for Loan Losses
Balance, beginning of period	$10,529	$8,420	$8,420
Provision for loan losses	1,466	3,170	673
Charge-offs	(863)	(1,863)	(705)
Recoveries	967	802	356
Balance, end of period	$12,099	$10,529	$8,744

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$200	$218	$218
Provision for loan losses	6	(18)	9
Charge-offs	-	-	-
Balance, end of period	$206	$200	$227

Index

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at June 30, 2012.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(287)	(232)	(314)	(30)	(863)
Recoveries	554	312	63	38	967
Provision	204	796	443	23	1,466
Balance as of June 30, 2012	$1,707	$6,595	$3,604	$193	$12,099

Balances at June 30, 2012:

Allowance for Loan Losses
Individually evaluated for impairment	$158	$69	$114	$-	$341
Collectively evaluated for impairment	1,549	6,526	3,490	193	11,758
Total	$1,707	$6,595	$3,604	$193	$12,099

Loans
Individually evaluated for impairment	$473	$2,467	$1,318	$-	$4,258
Collectively evaluated for impairment	125,553	389,281	256,860	7,454	779,148
Loans acquired with deteriorated credit quality	2,820	13,606	8,237	-	24,663
Total	$128,846	$405,354	$266,415	$7,454	$808,069

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

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2012, are as follows (in thousands):

	Goodwill	Intangibles
Balance December 31, 2011	$38,899	$6,595
Additions	453	-
Amortization	-	(1,093)
Impairment	-	-
Balance June 30, 2012	$39,352	$5,502

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011

Customer repurchase agreements	$46,113	$45,575
FHLB overnight borrowings	-	3,000
	$46,113	$48,575

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of June 30, 2012, $518,174,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012			December 31, 2011
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$262	3.78%	April 2014	$337	3.78%
November 2017	9,880	2.98	November 2017	9,869	2.98
	$10,142	3.01%		$10,206	3.01%

Index

The advance due in November 2017 is net of a valuation allowance of $120,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At June 30, 2012, the Bank’s public deposits totaled $117,989,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2012, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $75,824,000 in government and agency securities to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:
				(Amounts in thousands)
				Principal Amount
	Date	Interest	Maturity
Issuing Entity	Issued	Rate	Date	June 30, 2012	December 31, 2011

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,014	3,986
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,634	2,607
		2.95%

				$27,267	$27,212

Index

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,141,000 and $975,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the six months ended June 30, 2012 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	268,639	$23.94
Granted	-	-
Exercised	(2,761)	16.37
Forfeited	-	-
Outstanding at June 30, 2012	265,878	$24.02	3.98 years	$467
Exercisable at June 30, 2012	265,878	$24.02	3.98 years	$467

   The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of June 30, 2012, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Nonvested restricted stock activity for the six months ended June 30, 2012 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2012	38,349	$20.53
Granted	15,290	19.30
Vested	8,712	21.36
Forfeited	-	-
Nonvested at June 30, 2012	44,927	$19.95

Index

As of June 30, 2012 and December 31, 2011, there was $525,000 and $404,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this this cost   is expected to be recognized is 1.40 years.   The share based compensation expense for nonvested restricted stock was $174,000 and $120,000 during the first six months of 2012 and 2011, respectively.

Starting in 2010, the Company began offering its directors an option with respect to director compensation. For 2012, the regular monthly retainer can be received in the form of either (i) $1,000 in cash or (ii) shares of immediately vested but restricted stock with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2012, 12 of 13 directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 11,136 and 5,476 shares and recognized share based compensation expense of $240,000 and $107,000 during the first six months of 2012 and 2011, respectively.

Note 11 – Earnings Per Share

      The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

      Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2012 and 2011, because their effects were antidilutive, averaged 196,394 and 82,177, respectively.

	Three Months Ended
	June 30,
	2012		2011
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,832,162	$.55	6,154,396	$.16
Effect of dilutive securities - stock options	16,980	(.01)	6,869	-
Diluted	7,849,142	$.54	6,161,265	$.16

	Six Months Ended
	June 30,
	2012		2011
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,827,195	$1.08	6,149,029	$.45
Effect of dilutive securities - stock options	12,169	-	8,003	-
Diluted	7,839,364	$1.08	6,157,032	$.45

         Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2012 and 2011, because their effects were antidilutive, averaged 196,394 and 82,177, respectively.

Index

Note 12 – Employee Benefit Plans

        The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$-	$27	$-	$54
Interest cost	97	101	194	202
Expected return on plan assets	(135)	(131)	(270)	(262)
Recognized net actuarial loss	83	40	166	80

Net periodic benefit cost	$45	$37	$90	$74

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

Index

Segment information as of and for the three and six months ended June 30, 2012 and 2011, is shown in the following table.

	Three Months Ended June 30, 2012
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$14,886	$-	$2	$(2)	$14,886
Interest expense	1,865	-	207	(2)	2,070
Noninterest income	1,715	1,079	6	-	2,800
Income before income taxes	5,704	650	(304)	-	6,050
Net income	4,014	461	(201)	-	4,274
Depreciation and amortization	984	5	-	-	989
Total assets	1,289,971	-	921	-	1,290,892
Capital expenditures	-	-	-	-	-

	Three Months Ended June 30, 2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$8,570	$-	$12	$(12)	$8,570
Interest expense	1,686	-	297	(12)	1,971
Noninterest income	1,064	915	9	-	1,988
Income before income taxes	1,781	583	(1,141)	-	1,223
Net income	1,619	384	(991)	-	1,012
Depreciation and amortization	384	5	-	-	389
Total assets	841,369	-	4,647	-	846,016
Capital expenditures	146	-	-	-	146

	Six Months Ended June 30, 2012
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$30,228	$-	$5	$(5)	$30,228
Interest expense	3,832	-	413	(5)	4,240
Noninterest income	3,961	2,062	11	-	6,034
Income before income taxes	11,187	1,208	(599)	-	11,796
Net income	7,984	865	(400)		8,449
Depreciation and amortization	1,948	10	-	-	1,958
Total assets	1,289,971	-	921	-	1,290,892
Capital expenditures	573	-	-	-	573

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

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$37,177	$-	$37,177	$-
Mortgage-backed and CMOs	96,882	-	96,882	-
State and municipal	192,022	-	192,022	-
Corporate	8,442	-	8,105	337
Total	$334,523	$-	$334,186	$337

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$32,679	$-	$32,679	$-
Mortgage-backed and CMOs	103,904	-	103,904	-
State and municipal	194,405	-	194,405	-
Corporate	2,378	-	2,054	324
Total	$333,366	$-	$333,042	$324

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2012	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2012
Securities available for sale:

Corporate	$324	$13	$-	-	$-	$337

Total assets	$324	$13	$-	-	$-	$337

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended June 30, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned (“OREO”):  Property acquired in satisfaction of loans is carried at the lower of cost or market value.  The value of real estate is determined utilizing an income or market valuation approach less cost to sell based on an appraisal conducted by an independent, licensed appraiser outside of the company using observable market data (Level 2).  However, if the real estate is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for loan loss.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at June 30, 2012 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$9,215	$-	$9,215	$-
Impaired loans, net of valuation allowance	440	-	440	-
Other real estate owned	4,731	-	4,731	-

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$6,330	$-	$6,330	$-
Impaired loans, net of valuation allowance	1,142	-	1,142	-
Other real estate owned	5,353	-	5,353	-

Index

The carrying values and estimated fair values of the Company’s financial instruments as of June 30, 2012 are as follows (in thousands):

		Fair Value Measurements at June 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$28,909	$28,909	$-	$-	$28,909
Securities avaiable for sale	334,523	-	334,186	337	334,523
Loans held for sale	9,215	-	9,215	-	9,215
Loans, net of allowance	795,970	-	787,894	-	787,894
Bank owned life insurance	13,273	-	13,273	-	13,273
Accrued Iinterest receivable	5,106	-	5,106	-	5,106

Financial Liabilities:
Deposits	$1,042,485	$-	$1,020,830	$-	$1,020,830
Repurchase agreements	46,113	-	46,113	-	46,113
Other borrowings	10,142	-	11,078	-	11,078
Trust preferred capital notes	27,267	-	23,032	-	23,032
Accrued interest payable	758	-	758	-	758

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

The carrying values and estimated fair values of the Company’s financial instruments as of December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at December 31, 2011 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$28,893	$28,893	$-	$-	$28,893
Securities avaiable for sale	333,366	-	333,042	324	333,366
Loans held for sale	6,330	-	6,330	-	6,330
Loans, net of allowance	814,229	-	811,573	-	811,573
Bank owned life insurance	13,058	-	13,058	-	13,058
Accrued Iinterest receivable	5,091	-	5,091	-	5,091

Financial Liabilities:
Deposits	$1,058,754	$-	$1,066,448	$-	$1,066,448
Repurchase agreements	45,575	-	45,575	-	45,575
Other borrowings	13,206	-	13,064	-	13,064
Trust preferred capital notes	27,212	-	27,184	-	27,184
Accrued interest payable	857	-	857	-	857

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

Bank owned life insurance. Bank owned life insurance represents insurance policies on officers, directors, and past directors of the Company.  The cash values of the policies are estimates using information provided by insurance carriers.  These policies are carried at their cash surrender value, which approximates the fair value.

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2012 and December 31, 2011, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Index

Note 15 – Supplemental Cash Flow Information

	Six Months Ended
		June 30,
	2012	2011
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$18,529	$15,873
Interest-bearing deposits in other banks	10,380	23,310

	$28,909	$39,183

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,547	$4,183
Income taxes	.	1,141
Noncash investing and financing activities:
Transfer of loans to other real estate owned	2,705	674
Unrealized gain on securities available for sale	448	4,173

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
•	The ability to retain key personnel;
•	The failure of assumptions underlying the allowance for loan losses; and
•	The potential for negative financial or operational impact of the completed merger with MidCarolina Financial Corporation and other mergers and acquisitions.

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

Goodwill Impairment

The Company tests goodwill on an annual basis or more frequently if events or circumstances indicate that there may have been impairment.  If the carrying amount of goodwill exceeds its implied fair value, the Company would recognize an impairment loss in an amount equal to that excess.  The goodwill impairment test requires management to make judgments in determining the assumptions used in the calculations.  The goodwill impairment testing conducted by the Company in 2012 indicated that goodwill is not impaired and is properly recorded in the financial statements.

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

Pursuant to the terms of the merger agreement with MidCarolina, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company’s common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company’s Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.8% of the outstanding shares of the Company’s common stock as of June 30, 2012.

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

Index

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2012 and 2011

For the quarter ended June 30, 2012, the Company reported net income of $4,274,000 compared to $1,012,000 for the comparable quarter in 2011. The $3,262,000 or 322.3% increase in earnings was primarily due the positive impact of the July 2011 merger with MidCarolina.  The merger generated $2,796,000 in fair value and merger related adjustments, which represents approximately 46% of consolidated pretax income.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended June 30,	2012	2011	$ Change	% Change

Interest income	$14,886	$8,570	$6,316	73.7%
Interest expense	(2,070)	(1,971)	(99)	5.0%
Net interest income	12,816	6,599	6,217	94.2%
Provision for loan losses	(733)	(336)	(397)	118.2%
Noninterest income	2,800	1,988	812	40.8%
Noninterest expense	(8,833)	(7,028)	(1,805)	25.7%
Income tax expense	(1,776)	(211)	(1,565)	741.7%

Net income	$4,274	$1,012	$3,262	322.3%

Six months ended June 30, 2012 and 2011

For the six month period ended June 30, 2012, the Company reported net income of $8,449,000 compared to $2,790,000 for the comparable period in 2011. The $5,659,000 or 202.8% increase in earnings was primarily due the positive impact of the July 2011 merger with MidCarolina.  The 2011 period was negatively impacted by costs associated with the merger. The merger generated $5,098,000 in fair value and merger related adjustments, which represents approximately 43% of consolidated pretax income.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the six months ended June 30,	2012	2011	$ Change	% Change

Interest income	$30,228	$17,231	$12,997	75.4%
Interest expense	(4,240)	(4,027)	(213)	5.3%
Net interest income	25,988	13,204	12,784	96.8%
Provision for loan losses	(1,466)	(673)	(793)	117.8%
Noninterest income	6,034	3,959	2,075	52.4%
Noninterest expense	(18,760)	(12,807)	(5,953)	46.5%
Income tax expense	(3,347)	(893)	(2,454)	274.8%

Net income	$8,449	$2,790	$5,659	202.8%

Index

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

Three months ended June 30, 2012 and 2011

Net interest income on a taxable equivalent basis increased $6,350,000 or 90.0%, for the second quarter of 2012 compared to the same quarter of 2011.  This was due primarily to the impact of the merger with MidCarolina.

For the second quarter of 2012, the Company’s yield on interest-earning assets was 5.28% compared to 4.67% for the second quarter of 2011.  The cost of interest-bearing liabilities was 0.88% compared to 1.28%. The interest rate spread was 4.40% compared to 3.39%.  The net interest margin, on a fully taxable equivalent basis, was 4.57% compared to 3.65%. The increase in yield on earning assets was primarily driven by the impact of the MidCarolina merger and loan related accretion, which included approximately $800,000 in additional accretion related to the sale of several significant purchased credit impaired loans.

Index
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2012 and 2011.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended June 30, 2012 and 2011
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2012	2011	2012	2011	2012	2011
Loans:
Commercial	$130,697	$79,595	$1,727	$909	5.30%	4.58%
Real estate	681,870	430,872	10,859	5,620	6.37	5.22
Consumer	7,294	6,678	139	120	7.64	7.21
Total loans	819,861	517,145	12,725	6,649	6.21	5.15

Securities:
Federal agencies	41,517	35,919	155	256	1.49	2.85
Mortgage-backed & CMOs	99,391	56,133	486	466	1.96	3.32
State and municipal	182,499	137,843	1,975	1,585	4.33	4.60
Other	12,589	5,830	117	57	3.72	3.91
Total securities	335,996	235,725	2,733	2,364	3.25	4.01

Deposits in other banks	17,630	20,880	18	14	0.41	0.27

Total interest-earning assets	1,173,487	773,750	15,476	9,027	5.28	4.67

Non-earning assets	134,897	75,033

Total assets	$1,308,384	$848,783

Deposits:
Demand	$155,550	$98,224	54	17	0.14	0.07
Money market	172,439	61,714	127	67	0.30	0.44
Savings	78,608	63,716	30	22	0.15	0.14
Time	448,076	325,743	1,518	1,481	1.36	1.82
Total deposits	854,673	549,397	1,729	1,587	0.81	1.16

Customer repurchase agreements	48,742	47,220	49	82	0.40	0.70
Other short-term borrowings	1,878	-	2	-	0.43	-
Long-term borrowings	37,419	21,062	290	302	3.10	5.74
Total interest-bearing
liabilities	942,712	617,679	2,070	1,971	0.88	1.28

Noninterest bearing
demand deposits	199,754	116,928
Other liabilities	8,528	3,317
Shareholders' equity	157,390	110,859
Total liabilities and
shareholders' equity	$1,308,384	$848,783

Interest rate spread					4.40%	3.39%
Net interest margin					4.57%	3.65%

Net interest income (taxable equivalent basis)			13,406	7,056
Less: Taxable equivalent adjustment			590	457
Net interest income			$12,816	$6,599

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30
	2012 vs. 2011
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$818	$161	$657
Real Estate	5,239	1,441	3,798
Consumer	19	8	11
Total loans	6,076	1,610	4,466
Securities:
Federal agencies	(101)	(136)	35
Mortgage-backed	20	(243)	263
State and municipal	390	(98)	488
Other securities	60	(3)	63
Total securities	369	(480)	849
Deposits in other banks	4	6	(2)
Total interest income	6,449	1,136	5,313

Interest expense
Deposits:
Demand	37	23	14
Money market	60	(27)	87
Savings	8	2	6
Time	37	(435)	472
Total deposits	142	(437)	579

Customer repurchase agreements	(33)	(36)	3
Other borrowings	(10)	(191)	181
Total interest expense	99	(664)	763
Net interest income	$6,350	$1,800	$4,550

Six months ended June 30, 2012 and 2011

Net interest income on a taxable equivalent basis increased $13,103,000 or 93.2%, for the six months ended June 30, 2012 compared to the comparable period in 2011. This was due primarily to the impact of the merger with MidCarolina.

For the first six months of 2012, the Company’s yield on interest-earnings assets was 5.35% compared to 4.71% for the first six months of 2011. The cost of interest-bearing liabilities was 0.89% compared to 1.32%. The interest rate spread was 4.46% compared to 3.39%. The net interest margin, on a fully taxable equivalent basis, was 4.63% compared to 3.65%. The increase in yield on earning assets was primarily driven by the impact of the MidCarolina merger and loan related accretion, which included approximately $1,700,000 in additional accretion related to the payoff and sale of several significant purchased credit impaired loans.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2012 and 2011.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

Net Interest Income Analysis
For the Six Months Ended June 30, 2012 and 2011
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2012	2011	2012	2011	2012	2011
Loans:
Commercial	$137,057	$78,765	$3,538	$1,789	5.18%	4.58%
Real estate	674,964	431,775	21,977	11,315	6.51	5.24
Consumer	10,181	7,089	366	256	7.21	7.28
Total loans	822,202	517,629	25,881	13,360	6.30	5.17

Securities:
Federal agencies	36,178	39,612	317	579	1.75	2.92
Mortgage-backed & CMOs	99,255	57,706	1,015	956	2.05	3.31
State and municipal	181,683	127,934	3,951	2,993	4.35	4.68
Other	10,462	5,933	211	115	4.03	3.88
Total securities	327,578	231,185	5,494	4,643	3.35	4.02

Deposits in other banks	24,624	20,730	28	84	0.23	0.82

Total interest-earning assets	1,174,404	769,544	31,403	18,087	5.35	4.71

Non-earning assets	135,949	73,338

Total assets	$1,310,353	$842,882

Deposits:
Demand	$163,014	$97,465	110	35	0.14	0.07
Money market	179,180	62,416	288	150	0.32	0.48
Savings	77,557	63,114	59	43	0.15	0.14
Time	447,720	322,776	3,109	2,939	1.39	1.84
Total deposits	867,471	545,771	3,566	3,167	0.82	1.17

Customer repurchase agreements	47,986	45,500	92	162	0.38	0.72
Other short-term borrowings	997	68	2	-	0.47	0.47
Long-term borrowings	37,420	24,439	580	698	3.10	5.71
Total interest-bearing
liabilities	953,874	615,778	4,240	4,027	0.89	1.32

Noninterest bearing
demand deposits	191,517	113,890
Other liabilities	8,925	3,168
Shareholders' equity	156,037	110,046
Total liabilities and
shareholders' equity	$1,310,353	$842,882

Interest rate spread					4.46%	3.39%
Net interest margin					4.63%	3.65%

Net interest income (taxable equivalent basis)			27,163	14,060
Less: Taxable equivalent adjustment			1,175	856
Net interest income			$25,988	$13,204

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30
	2012 vs. 2011
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,749	$272	$1,477
Real Estate	10,662	3,209	7,453
Consumer	110	(1)	111
Total loans	12,521	3,480	9,041
Securities:
Federal agencies	(262)	(215)	(47)
Mortgage-backed	59	(457)	516
State and municipal	958	(224)	1,182
Other securities	96	5	91
Total securities	851	(891)	1,742
Deposits in other banks	(56)	(69)	13
Total interest income	13,316	2,520	10,796

Interest expense
Deposits:
Demand	75	42	33
Money market	138	(64)	202
Savings	16	5	11
Time	170	(800)	970
Total deposits	399	(817)	1,216

Repurchase agreements	(70)	(78)	8
Other borrowings	(116)	(411)	295
Total interest expense	213	(1,306)	1,519
Net interest income	$13,103	$3,826	$9,277

Noninterest Income

All comparisons discussed below are between the second quarter of 2012 and the second quarter of 2011. The major changes between periods are related to the impact of the July 2011 merger with MidCarolina, unless otherwise noted.

Noninterest income increased to $2,800,000 in 2012 from $1,988,000 in 2011, an increase of $812,000 or 40.8%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $966,000 in 2012 from $878,000 in 2011, an increase of $88,000 or 10.0%.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $413,000 in 2012 compared to $400,000 in 2011, an increase of $13,000 or 3.3%.

Other fees and commissions were $445,000 in 2012 compared to $338,000 in 2011, an increase of $107,000 or 31.7%.

Index
Mortgage banking income was $519,000 in 2012 compared to $271,000 in 2011, an increase of $248,000 or 91.5%. Mortgage banking has benefited from the historically low interest rates and from the merger.

Securities gains (losses), net were $160,000 in gains in 2012 compared to $(19,000) in losses in 2011.

Other income was $297,000 in 2012 compared to $120,000 in 2011, an increase of $177,000 or 147.5%. The largest drivers of that increase were bank owned life insurance, which increased $74,000, and brokerage income, which increased $75,000.

Noninterest Expense

All comparisons discussed below are between the second quarter of 2012 and the second quarter of 2011. The major changes between periods are related to the impact of the July 2011 merger with MidCarolina, unless otherwise noted.

Noninterest expense was $8,833,000 for 2012 compared to $7,028,000 for 2011, an increase of $1,805,000 or 25.7%.  The major factors impacting that change are discussed below.

Salaries were $3,809,000 for 2012 compared to $2,546,000 for 2011, an increase of $1,263,000 or 49.6%.

Employee benefits were $799,000 for 2012 compared to $624,000 for 2011, an increase of $175,000 or 28.0%.

Occupancy expense was $1,048,000 for 2012 compared to $696,000 for 2011, an increase of $352,000 or 50.6%.

The Federal Deposit Insurance Corporation (“FDIC”) assessment for deposit insurance was $213,000 for 2012 compared to $197,000 for 2011, an increase of $16,000 or 8.1%.The increase was mitigated by an over accrual in the 2011 period and a change in the method of premium computation by the FDIC.

Bank franchise tax expense was $182,000 for 2012 compared to $176,000 for 2011, an increase of $6,000 or 3.4%

Core deposit intangible amortization was $546,000 for 2012 compared to $95,000 for 2011, an increase of $451,000.  This change was entirely related to the impact of the MidCarolina merger.

Foreclosed real estate, net, was $171,000 for 2012 compared to $456,000 for 2011, a $285,000 improvement.

Merger related expenses were a credit of $202,000 for 2012 compared to $835,000 for 2011.  The second quarter credit was the result of finalizing initial accruals to actual expense for the merger.

Other expenses were $2,267,000 for 2012 compared to $1,403,000 for 2011, an increase of $864,000 or 61.6%. This increase was driven by a variety of increased costs post-merger, most notably supplies, up $122,000, loan related expense, up $100,000, advertising, up $75,000, as well as numerous other items, increased by smaller amounts.

Income Taxes

The effective tax rate for the second quarter of 2012 was 29.4% compared to 17.3% for the second quarter of 2011.

The effective tax rate for the six months ended June 30, 2012 was 28.4% compared to 24.3% for the same period of 2011.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Index

Fair Value Impact to net Income

The following table presents the actual effect for the quarter ended June 30, 2012 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2011	For the three months ended June 30, 2012	For the Six months ended June 30, 2012	Remaining Premium/ (Discount) Balance on June 30, 2012

Interest income/(expense):
Loans	Income	$(15,908)	$1,646	$3,361	$(12,394)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,056)	804	1,737	(1,235)	(2)
Time deposits	Income	(110)	33	66	(44)
Time deposits - brokered	Income	(694)	104	208	(486)
FHLB advances	Expense	(131)	(6)	(12)	(119)
Trust preferred securities	Expense	(2,171)	(29)	(54)	(2,117)
Net Interest Income			2,552	5,306

Non-interest (expense)
Amortization of core deposit intangible	Expense	$5,652	(452)	(904)	$4,748
Net non-interest expense			(452)	(904)

Change in pretax income			$2,100	$4,402

(1) - Remaining discount balance includes $153,000 in charge-offs against the mark
(2) - Remaining discount balance includes $1,900,000 in reclassifications from the non-accretable difference

Accretion related to purchased credit impaired loans includes $1,725,000 in accretion income associated with loan payoffs during the six month period.

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

Index
The available for sale securities portfolio was $334,523,000 at June 30, 2012 compared to $333,366,000 at December 31, 2011, an increase of $1,157,000 or 0.3%.  At June 30, 2012, the available for sale portfolio had an amortized cost of $320,488,000, resulting in a net unrealized gain of $14,035,000.

The Company is aware of the historically low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term, high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company will attempt to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.

Loans

        The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

         Loans were $808,069,000 at June 30, 2012 compared to $824,758,000 at December 31, 2011, a decrease of $16,689,000 or 2.0%.  The net decrease in loans is primarily related to expected reductions in the loan portfolio acquired in the MidCarolina merger..

         Loans held for sale totaled $9,215,000 at June 30, 2012, and $6,330,000 at December 31, 2011, an increase of $2,885,000 or 45.6%.

         Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(in thousands)	2012	2011

Commercial	$128,846	$134,166
Commercial real estate:
Construction and land development	50,913	54,433
Commercial real estate	354,441	351,961
Residential real estate:
Residential	170,893	179,812
Home equity	95,522	96,195
Consumer	7,454	8,191
Total loans	$808,069	$824,758

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

Index
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

At June 30, 2012, the allowance for loan losses was $12,099,000 compared to $10,529,000 at December 31, 2011.  The allowance for loan losses as a percentage of loans was 1.50% and 1.28%, respectively.  During the first six months of 2012, the allowance for loan losses increased by $1,570,000 or 14.9% and the loan portfolio contracted by $16,689,000 or 2.0%. As noted above, the Company considers numerous quantitative and qualitative factors in determining its allowance. Since July 2011, in the wake of the merger with MidCarolina, the Bank must also consider the velocity of accretion of the fair value, credit mark in relation to the amortization of the related loan balances. A large percentage of the Bank’s North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed, on current market terms, and become part of the regular portfolio..

Index

The following table presents the Company’s loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Six Months Ended	Year Ended
	June 30,	December 31,
	2012	2011

Balance at beginning of period	$10,529	$8,420

Charge-offs:
Construction and land development	191	529
Commercial real estate	41	173
Residential real estate	285	641
Home equity	29	230
Total real estate	546	1,573
Commercial and industrial	287	163
Consumer	30	127
Total charge-offs	863	1,863

Recoveries:
Construction and land development	79	36
Commercial real estate	233	270
Residential real estate	58	40
Home equity	5	10
Total real estate	375	356
Commercial and industrial	554	373
Consumer	38	73
Total recoveries	967	802

Net charge-offs (recoveries)	(104)	1,061
Provision for loan losses	1,466	3,170
Balance at end of period	$12,099	$10,529

The provision for loan losses for the six month period in 2012 was $1,466,000 and the provision for 2011 was $3,170,000. The provision expense is determined in recognition of the larger size, complexity, and risk of the loan portfolio after the MidCarolina merger.

Net loans charge-offs (recoveries) totaled $(104,000) for the six month period in 2012 and $1,061,000 in 2011. Recoveries exceeded charge-offs in the six month period due to a large recovery of approximately $600,000 of a loan previously charged-off by MidCarolina.  Annualized net charge-offs (recoveries) to average loans during the same periods totaled (0.03)% and 0.14%, respectively.

Index

Asset Quality Indicators

        The following table provides qualitative indicators relevant to the Company’s loan portfolio.

Asset Quality Ratios

	June 30,	December 31,
	2012	2011

Allowance to loans (1)	1.50%	1.28%
Net charge-offs (recoveries) to allowance (2)	(1.72)	10.08
Net charge-offs (recoveries) to average loans (2)	(0.03)	0.16
Nonperforming assets to total assets (1)	0.99	1.46
Nonperforming loans to loans (1)	0.99	1.66
Provision to net charge-offs (recoveries) (2)	(1409.62)	298.77
Provision to average loans (2)	0.36	0.47
Allowance to nonperforming loans (1)	151.33	76.74

(1) - at quarter or year-end
(2) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings that are not on nonaccrual.  Nonperforming loans to total loans were 0.99% at June 30, 2012 and 1.66% at December 31, 2011.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.99% of total assets at June 30, 2012, down from 1.46% at December 31, 2011.  Included in nonperforming assets were $2,413,000 in troubled debt restructurings at June 30, 2012 and $656,000 at December 31, 2011.

It is the policy of the Company that any loan that becomes 90 days past due will, in most cases, be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $7,995,000 in nonaccrual loans shown on the following table includes $4,258,000 in impaired loans.  These loans are exclusive of $24,633,000 in loans acquired from MidCarolina with deteriorated credit quality.  The remainder represents loans which were not deemed impaired because, based on performance and existing circumstances, management did not believe loss was probable and, accordingly, did not classify these loans as impaired.

Index

The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	June 30,	December 31,
	2012	2011
Nonaccrual loans:
Real estate	$6,899	$11,654
Commercial	1,095	1,820
Consumer	1	49
Total nonaccrual loans	7,995	13,523

Loans past due 90 days
and accruing interest:
Real estate	-	197
Total past due loans	-	197

Total nonperforming loans	7,995	13,720

Foreclosed real estate	4,731	5,353

Total nonperforming assets	$12,726	$19,073

Impaired Loans

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

       Included in the impaired loan totals were $2,413,000 in troubled debt restructured loans at June 30, 2012 and $656,000 at December 31, 2011.

Impaired Loans
(in thousands)

	June 30,	December 31,
	2012	2011

Accruing	$1,315	$313
Nonaccruing	1,532	2,925
Total impaired loans	$2,847	$3,238

Other Real Estate Owned (Foreclosed Assets)

       Foreclosed assets were carried on the consolidated balance sheets at $4,731,000 and $5,353,000 as of June 30, 2012 and December 31, 2011, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

Index

The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	June 30,	December 31,
	2012	2011

Construction and land development	$3,729	$3,001
Farmland	-	-
1-4 family residential	608	1,267
Multifamily (5 or more) residential	-	-
Commercial real estate	394	1,085
	$4,731	$5,353

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,042,485,000 at June 30, 2012 compared to $1,058,754,000 at December 31, 2011, a decrease of $16,269,000 or 1.5%.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $158,424,000 at June 30, 2012 compared to $152,829,000 at December 31, 2011, an increase of $5,595,000 or 3.7%.

The Company paid cash dividends of $0.23 per share during the second quarter of 2012 while the aggregate basic and diluted earnings per share for the same period were $0.55 and $0.54 per share, respectively. The Company paid cash dividends of $0.46 per share for the first half of 2012 while the basic and diluted earnings per share were $1.08.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2012, the Company's Tier I and total capital ratios were 14.87% and 16.12%, respectively.  At December 31, 2011, these ratios were 14.36% and 15.55%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 10.81% and 10.23% at June 30, 2012 and December 31, 2011, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2012, that the Company met the requirements to be considered “well capitalized.”

Index
As of July 2012, the banking regulators have published a notice of proposed regulations based on the Basel III international agreement. This NPR, if enacted in its current form, will have a significant impact on how regulatory capital is defined and computed, and how risk weighted assets are determined. At this point it is too early to determine the full impact of the proposed regulations, but it is reasonable to anticipate that there will be significant fluctuation in regulatory capital ratios throughout the industry.

Liquidity

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds to meet their credit needs or depositors desiring to withdraw funds.  Additionally, the parent company requires cash for various operating needs including dividends to shareholders, stock repurchases, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the Asset/Liability Investment Committee and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk position.  The Company uses a simulation and budget model to manage the future liquidity needs of the Company.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2012, principal advance obligations to the FHLB consisted of $10,142,000 in fixed-rate, long-term advances compared to $10,206,000 in long-term advances and $3,000,000 in short-term advances at December 31, 2011.  The Company also had outstanding $72,700,000 in letters of credit at June 30, 2012 and $72,000,000 in letters of credit at December 31, 2011. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

The Company had fixed-rate term advance borrowing contracts with the FHLB as of June 30, 2012, with the following final maturities:

Amount	Maturity Date
$263,000	March 2014
9,879,000	November 2017
$10,142,000

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2012.

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

Index

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	June 30, 2012	December 31, 2011

Commitments to extend credit	$175,122	$191,957
Standby letters of credit	4,929	2,961
Mortgage loan rate-lock commitments	7,442	5,387

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

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset/Liability Investment Committee and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.  The simulation projects that if rates increase over a 12 month period by one percent, net interest income is expected to increase by 2.7%. Management has no expectation that market rates will decline in the near term, given the prevailing economy.

There have been no material changes to market risk as disclosed in the Company’s 2011 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act"), as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – August 9, 2012	Chairman and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – August 9, 2012	Chief Financial Officer