Form 10-Q
period 2012-09-30
AMERICAN NATIONAL BANKSHARES INC
filed 2012-11-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 7, 2012, the Company had 7,843,221shares of Common Stock outstanding, $1 par value.

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
Assets	2012	2011
Cash and due from banks	$25,740	$22,561
Interest-bearing deposits in other banks	41,900	6,332

Securities available for sale, at fair value	327,994	333,366
Restricted stock, at cost	5,284	6,019
Loans held for sale	8,118	6,330

Loans, net of unearned income	797,818	824,758
Less allowance for loan losses	(11,998)	(10,529)
Net loans	785,820	814,229

Premises and equipment, net	24,885	25,674
Other real estate owned, net	6,259	5,353
Goodwill	39,043	38,899
Core deposit intangibles, net	5,081	6,595
Bank owned life insurance	13,380	13,058
Accrued interest receivable and other assets	22,203	26,290
Total assets	$1,305,707	$1,304,706

Liabilities
Demand deposits -- noninterest bearing	$215,012	$179,148
Demand deposits -- interest bearing	152,706	189,212
Money market deposits	164,266	182,347
Savings deposits	78,665	74,193
Time deposits	441,778	433,854
Total deposits	1,052,427	1,058,754

Short-term borrowings:
Customer repurchase agreements	45,761	45,575
Other short-term borrowings	-	3,000
Long-term borrowings	10,111	10,206
Trust preferred capital notes	27,292	27,212
Accrued interest payable and other liabilities	8,071	7,130
Total liabilities	1,143,662	1,151,877

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,843,221 shares outstanding at September 30, 2012 and
7,806,869 shares outstanding at December 31, 2011	7,843	7,807
Capital in excess of par value	57,045	56,395
Retained earnings	88,478	81,797
Accumulated other comprehensive income, net	8,679	6,830
Total shareholders' equity	162,045	152,829
Total liabilities and shareholders' equity	$1,305,707	$1,304,706

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	September 30
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$11,421	$12,510
Interest and dividends on securities:
Taxable	995	1,192
Tax-exempt	1,059	1,014
Dividends	52	35
Other interest income	19	28
Total interest and dividend income	13,546	14,779

Interest Expense:
Interest on deposits	1,725	2,079
Interest on short-term borrowings	33	82
Interest on long-term borrowings	84	86
Interest on trust preferred capital notes	204	189
Total interest expense	2,046	2,436

Net Interest Income	11,500	12,343
Provision for Loan Losses	333	525

Net Interest Income After Provision for Loan Losses	11,167	11,818

Noninterest Income:
Trust fees	926	921
Service charges on deposit accounts	414	575
Other fees and commissions	421	429
Mortgage banking income	615	374
Other	314	399
Total noninterest income	2,690	2,698

Noninterest Expense:
Salaries	3,933	3,676
Employee benefits	780	731
Occupancy and equipment	929	916
FDIC assessment	84	94
Bank franchise tax	173	206
Core deposit intangible amortization	421	545
Foreclosed real estate, net	412	(32)
Merger related expenses	(30)	390
Other	2,178	2,038
Total noninterest expense	8,880	8,564

Income Before Income Taxes	4,977	5,952
Income Taxes	1,338	1,823
Net Income	3,639	4,129
Dividends on preferred stock	-	51
Net income available to common shareholders	$3,639	$4,078

Net Income Per Common Share:
Basic	$0.46	$0.52
Diluted	$0.46	$0.52
Average Common Shares Outstanding:
Basic	7,838,314	7,800,614
Diluted	7,855,537	7,806,668

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Nine Months Ended
	September 30
	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$37,224	$25,807
Interest and dividends on securities:
Taxable	3,130	3,446
Tax-exempt	3,218	2,557
Dividends	155	88
Other interest income	47	112
Total interest and dividend income	43,774	32,010

Interest Expense:
Interest on deposits	5,291	5,246
Interest on short-term borrowings	127	244
Interest on long-term borrowings	252	144
Interest on trust preferred capital notes	616	829
Total interest expense	6,286	6,463

Net Interest Income	37,488	25,547
Provision for Loan Losses	1,799	1,198

Net Interest Income After Provision for Loan Losses	35,689	24,349

Noninterest Income:
Trust fees	2,774	2,727
Service charges on deposit accounts	1,315	1,396
Other fees and commissions	1,323	1,083
Mortgage banking income	1,665	792
Securities gains (losses), net	160	(18)
Other	1,487	677
Total noninterest income	8,724	6,657

Noninterest Expense:
Salaries	11,853	8,707
Employee benefits	2,657	1,896
Occupancy and equipment	2,942	2,311
FDIC assessment	530	496
Bank franchise tax	538	557
Core deposit intangible amortization	1,514	734
Foreclosed real estate, net	430	174
Merger related expenses	19	1,534
Other	7,157	4,646
Total noninterest expense	27,640	21,371

Income Before Income Taxes	16,773	9,635
Income Taxes	4,685	2,716
Net Income	12,088	6,919
Dividends on preferred stock	-	51
Net income available to common shareholders	$12,088	$6,868

Net Income Per Common Share:
Basic	$1.54	$1.02
Diluted	$1.54	$1.02
Average Common Shares Outstanding:
Basic	7,830,928	6,705,607
Diluted	7,846,659	6,712,960

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
September 30, 2012
(Dollars in thousands) (Unaudited)
	Three Months Ended
	September 30
	2012	2011

Net income	$3,639	$4,129

Other comprehensive income:

Unrealized gains on securities available for sale	2,396	4,336
Income tax (expense)	(838)	(1,517)

Other comprehensive income	1,558	2,819

Comprehensive income	$5,197	$6,948

	Nine Months Ended
	September 30
	2012	2011

Net income	$12,088	$6,919

Other comprehensive income:

Unrealized gains on securities available for sale	3,004	8,491
Income tax (expense)	(1,051)	(2,972)

Reclassification adjustment for (gains) losses on securities	(160)	18
Income tax expense (benefit)	56	(6)

Other comprehensive income	1,849	5,531

Comprehensive income	$13,937	$12,450

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands) (Unaudited)

					Accumulated
			Capital in		Other	Total
	Preferred	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2010	$-	$6,128	$27,268	$74,850	$(159)	$108,087

Net income	-	-	-	6,919	-	6,919

Other comprehensive income	-	-	-	-	5,531	5,531

Issuance of common stock	-	1,626	28,279		-	29,905

Issuance of preferred stock	5,000	-	-	-	-	5,000

Stock options exercised	-	11	162	-	-	173

Stock option expense	-	-	48	-	-	48

Equity based compensation	-	38	337	-	-	375

Dividends on preferred stock	-	-	-	(51)	-	(51)

Cash dividends declared, $0.69 per share	-	-		(4,626)	-	(4,626)

Balance, September 30, 2011	$5,000	$7,803	$56,094	$77,092	$5,372	$151,361

Balance, December 31, 2011	$-	$7,807	$56,395	$81,797	$6,830	$152,829

Net income		-	-	12,088	-	12,088

Other comprehensive income	-	-	-	-	1,849	1,849

Stock options exercised	-	7	111	-	-	118

Equity based compensation	-	29	539	-	-	568

Cash dividends declared, $0.69 per share	-	-		(5,407)	-	(5,407)

Balance, September 30, 2012	$-	$7,843	$57,045	$88,478	$8,679	$162,045

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands) (Unaudited)

	2012	2011
Cash Flows from Operating Activities:
Net income	$12,088	$6,919
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,799	1,198
Depreciation	1,315	770
Core deposit intangible amortization	1,514	734
Net amortization (accretion) of securities	2,480	1,086
Net accretion of fair value adjustments	(6,914)	(1,328)
Net (gain) loss on sale or call of securities	(160)	18
Gain on loans held for sale	(1,469)	(697)
Proceeds from sales of loans held for sale	70,077	32,503
Originations of loans held for sale	(70,396)	(31,917)
Net gain on foreclosed real estate	(170)	(185)
Valuation allowance on foreclosed real estate	279	359
Net gain on sale of premises and equipment	(504)	-
Stock-based compensation expense	-	48
Equity based compensation	568	375
Deferred income tax expense (benefit)	2,657	(92)
Net change in interest receivable	202	825
Net change in other assets	(233)	865
Net change in interest payable	(77)	(164)
Net change in other liabilities	1,018	1,263
Net cash provided by operating activities	14,074	12,580

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,209	2,099
Proceeds from maturities and calls of securities available for sale	52,328	56,405
Proceeds from maturities and calls of securities held to maturity	-	961
Purchases of securities available for sale	(50,641)	(84,725)
Net change in restricted stock	735	(505)
Net decrease in loans	27,475	30,018
Proceeds from sale of premises and equipment	572	(114)
Purchases of premises and equipment	(594)	(549)
Proceeds from sales of foreclosed real estate	4,720	1,896
Purchases of foreclosed real estate	-	(51)
Cash paid in bank acquisition	-	(12)
Cash acquired in bank acquisiton	-	34,783
Net cash provided by investing activities	38,804	40,206

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(14,251)	31,502
Net change in time deposits	8,335	(27,212)
Net change in customer repurchase agreements	186	(3,326)
Net change in other short-term borrowings	(3,000)	(6,110)
Net change in long-term borrowings	(112)	(8,114)
Common stock dividends paid	(5,407)	(4,626)
Preferred stock dividends paid	-	(51)
Proceeds from exercise of stock options	118	173
Net cash used in financing activities	(14,131)	(17,764)

Net Increase in Cash and Cash Equivalents	38,747	35,022

Cash and Cash Equivalents at Beginning of Period	28,893	18,514

Cash and Cash Equivalents at End of Period	$67,640	$53,536

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012; the consolidated statements of income for the three and nine months ended September 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2012 and 2011; and the consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may occur for the year ending December 31, 2012.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

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

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.7% of the outstanding shares of the Company as of September 30, 2012.

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

(dollars in thousands)
Consideration Paid:
Common shares issued (1,626,157)	$29,905
Cash paid to Shareholders	12
Fair Value of Options	132
Preferred shares issued (5,000)	5,000
Value of consideration	35,049

Assets acquired:
Cash and cash equivalents	34,783
Investment securities	51,442
Loans held for sale	113
Loans, net of unearned income	328,123
Premises and equipment, net	5,708
Deferred income taxes	15,310
Core deposit intangible	6,556
Other real estate owned	3,538
Other assets	13,535
Total assets	459,108

Liabilities assumed:
Deposits	420,248
FHLB advances	9,858
Other borrowings	6,546
Other liabilities	3,982
Total Liabilities	440,634
Net assets acquired	18,474
Goodwill resulting from merger with MidCarolina	$16,575

The following table details the changes in the fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-K for the period ending December 31, 2011 (in thousands).

Goodwill at December 31, 2011	$16,431

Effect of adjustments to:
Other liabilities	144
Goodwill at June 30, 2012	$16,575

      The increase in goodwill made during 2012 was due to a change in estimated tax refunds due to MidCarolina.

      In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The estimated fair value of the performing portion of the portfolio was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20 (formerly SFAS 91).

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

Contractually required principal and interest at acquisition	$ 56,681
Contractual cash flows not expected to be collected (nonaccretable difference)	17,472
Expected cash flows at acquisition	39,209
Interest component of expected cash flows (accretable discount)	1,663
Fair value of acquired impaired loans accounted for under FASB ASC 310-30	$ 37,546

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

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $19,000 in merger related expense.

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

Nine Months Ended
Pro Forma
September 30,
(dollars in thousands)	2011
Net interest income	$39,772
Provision for loan loss	(3,598)
Non-interest income	7,712
Non-interest expense	(30,070)
Income taxes	(4,182)
Net income	$9,634

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$29,739	$351	$-	$30,090
Mortgage-backed and CMOs	88,937	2,240	129	91,048
State and municipal	185,534	13,805	5	199,334
Corporate	7,353	169	-	7,522
Total securities available for sale	$311,563	$16,565	$134	$327,994

	December 31, 2011
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$32,071	$608	$-	$32,679
Mortgage-backed and CMOs	102,444	1,874	414	103,904
State and municipal	182,952	11,454	1	194,405
Corporate	2,312	66	-	2,378
Total securities available for sale	$319,779	$14,002	$415	$333,366

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed	$6,738	$56	$2,953	$8	$3,785	$48
CMOs	2,568	73	-	-	2,568	73
State and municipal	2,597	5	2,597	5	-	-
Total	$11,903	$134	$5,550	$13	$6,353	$121

GSE residential mortgage-backed securities:  The unrealized losses on the Company's investment in five GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Collateralized Mortgage Obligations (“CMOs”): The unrealized loss associated with one CMO was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

State and municipal securities:  The unrealized losses on six investments in state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

The Company’s investment in FHLB stock totaled $2,417,000 at September 30, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

As of September 30, 2012 and December 31, 2011, there were no securities classified as having other-than-temporary impairment.

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

	September 30,	December 31,
(in thousands)	2012	2011

Commercial	$126,339	$134,166
Commercial real estate:
Construction and land development	50,688	54,433
Commercial real estate	356,692	351,961
Residential real estate:
Residential	162,404	179,812
Home equity	95,008	96,195
Consumer	6,687	8,191
Total loans	$797,818	$824,758

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the three months ended September 30, 2012 was approximately $4.9 million and $17.8 million for the nine months ended September 30, 2012. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$248,089	$321,002
Carrying amount	229,792	293,569

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$30,457	$45,760
Carrying amount	22,904	34,027

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the nine months ended September 30, 2012. The accretion reflected below includes $1,899,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2011	$1,056
Accretion	(71)
Reclassification from nonaccretable difference	2,130
Balance at September 30, 2012	$3,115

Past Due Loans

The following table shows an analysis by portfolio segment of the Company’s past due loans at September 30, 2012.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$268	$-	$-	$1,159	$1,427	$124,912	$126,339
Commercial real estate:
Construction and land development	9	201	-	1,107	1,317	49,371	50,688
Commercial real estate	134	326	-	3,035	3,495	353,197	356,692
Residential:
Residential	611	147	-	1,948	2,706	159,698	162,404
Home equity	314	-	-	566	880	94,128	95,008
Consumer	47	5	-	-	52	6,635	6,687
Total	$1,383	$679	$-	$7,815	$9,877	$787,941	$797,818

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2011.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$98	$99	$-	$1,820	$2,017	$132,149	$134,166
Commercial real estate:
Construction and land development	1,086	1,163	-	5,819	8,066	46,367	54,433
Commercial real estate	1,052	471	-	2,115	3,638	348,323	351,961
Residential:
Residential	1,519	741	-	3,476	5,735	174,077	179,812
Home equity	270	243	197	244	954	95,241	96,195
Consumer	126	7	-	49	181	8,010	8,191
Total	$4,151	$2,724	$197	$13,523	$20,591	$804,167	$824,758

Impaired Loans

The following table presents the Company’s impaired loan balances by portfolio segment excluding loans acquired with deteriorated credit quality at September 30, 2012.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$150	$382	$-	$185	$-
Commercial real estate:
Construction and land development	1,283	1,315	-	1,543	-
Commercial real estate	212	212	-	554	7
Residential:
Residential	274	541	-	1,057	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$1,919	$2,450	$-	$3,339	$7
With an related allowance recorded:
Commercial	249	249	246	112	7
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	232	232	68	104	11
Residential
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	21	21	21	7	-
	$502	$502	$335	$223	$18
Total:
Commercial	$399	$631	$246	$297	$7
Commercial real estate:
Construction and land development	1,283	1,315	-	1,543	-
Commercial real estate	444	444	68	658	18
Residential:
Residential	274	541	-	1,057	-
Home equity	-	-	-	-	-
Consumer	21	21	21	7	-
	$2,421	$2,952	$335	$3,562	$25

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

The following tables show the details of loans modified as troubled debt restructurings (“TDRs”) included in the impaired loan balances for the three and nine month periods ended September 30, 2012.

	Loans Modified as a TDR for the
	Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	-	$-	$-
Commercial real estate:
Construction and land development	-	-	-
Commercial real estate	1	229	229
Consumer	1	22	21
Total	2	$251	$250

	Loans Modified as a TDR for the
	Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	7	2,188	2,053
Commercial real estate	2	233	233
Consumer	1	22	21
Total	11	$2,454	$2,318

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three and nine month periods ending September 30, 2012.

Risk Grades

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of September 30, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$123,988	$41,192	$339,611	$149,304	$92,722
Special Mention	1,084	2,417	10,428	8,815	1,063
Substandard	1,267	7,079	6,653	4,285	1,223
Doubtful	-	-	-	-	-
Total	$126,339	$50,688	$356,692	$162,404	$95,008

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$6,581
Nonperforming	106
Total	$6,687

Loans classified as substandard have decreased over the past nine month from approximately $39 million at year end to approximately $20 million at September 30, 2012. Management has been actively pursuing resolution of problem credits. The largest component of this improvement was the successful resolution of several large loans acquired with deteriorated credit quality during the first two quarters of the year, which totaled $2 million.

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

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$130,603	$35,265	$321,370	$161,158	$93,193
Special Mention	1,349	3,401	19,072	10,166	1,606
Substandard	2,214	15,767	11,519	8,488	1,396
Doubtful	-	-	-	-	-
Total	$134,166	$54,433	$351,961	$179,812	$96,195

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$8,050
Nonperforming	141
Total	$8,191

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011

Allowance for Loan Losses
Balance, beginning of period	$10,529	$8,420	$8,420
Provision for loan losses	1,799	3,170	1,198
Charge-offs	(1,682)	(1,863)	(957)
Recoveries	1,352	802	425
Balance, end of period	$11,998	$10,529	$9,086

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$200	$218	$218
Provision for (recovery of) loan losses	4	(18)	(15)
Charge-offs	-	-	-
Balance, end of period	$204	$200	$203

        The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at September 30, 2012.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(560)	(472)	(604)	(46)	(1,682)
Recoveries	681	451	154	66	1,352
Provision	249	973	548	29	1,799
Balance as of September 30, 2012	$1,606	$6,671	$3,510	$211	$11,998

Balances as of September 30, 2012

Allowance for Loan Losses
Individually evaluated for impairment	$246	$68	$-	$21	$335
Collectively evaluated for impairment	1,360	6,603	3,510	190	11,663
Total	$1,606	$6,671	$3,510	$211	$11,998

Loans
Individually evaluated for impairment	$399	$1,727	$274	$21	$2,421
Collectively evaluated for impairment	124,542	391,555	249,730	6,666	772,493
Loans acquired with deteriorated credit quality	1,398	14,098	7,408	-	22,904
Total	$126,339	$407,380	$257,412	$6,687	$797,818

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2011.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,631	$2,921	$117	$8,420
Charge-offs	(163)	(702)	(871)	(127)	(1,863)
Recoveries	373	306	50	73	802
Provision	275	1,484	1,312	99	3,170
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529

Balance as of December 31, 2011:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$129	$1	$-	$130
Collectively evaluated for impairment	1,236	5,590	3,411	162	10,399
Total	$1,236	$5,719	$3,412	$162	$10,529

Loans
Individually evaluated for impairment	$-	$1,894	$1,295	$49	$3,238
Collectively evaluated for impairment	131,755	381,175	266,421	8,142	787,493
Loans acquired with deteriorated credit quality	2,411	23,325	8,291	-	34,027
Total	$134,166	$406,394	$276,007	$8,191	$824,758

        The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national and local economic trends and conditions; and concentrations of credit.  Since the July 2011 merger with MidCarolina, the Bank must also consider the velocity of accretion of the fair value, credit mark in relation to the amortization of the related loan balances. A large percentage of the Bank’s North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed, on current market terms, and become part of the regular portfolio.

Note 6 – Goodwill and Other Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed in 2012 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2012, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2011	$38,899	$6,595
Additions	144	-
Amortization	-	(1,514)
Impairment	-	-
Balance as of September 30, 2012	$39,043	$5,081

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011

Customer repurchase agreements	$45,761	$45,575
FHLB overnight borrowings	-	3,000
	$45,761	$48,575

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of September 30, 2012, $284,132,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long term advances as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012			December 31, 2011
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$225	3.78%	April 2014	$337	3.78%
November 2017	9,886	2.98	November 2017	9,869	2.98
	$10,111	3.00%		$10,206	3.01%

The advance due in November 2017 is net of a valuation allowance of $114,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At September 30, 2012, the Bank’s public deposits totaled $119,101,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2012, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $76,732,000 in government and agency securities to provide collateral for such deposits.

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, the AMNB Trust, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company’s option beginning on September 30, 2011.  Initially, the securities required quarterly distributions by the AMNB Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
				Principal Amount
	Date	Interest	Maturity
Issuing Entity	Issued	Rate	Date	September 30, 2012	December 31, 2011

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,028	3,986
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,645	2,607
		2.95%

				$27,292	$27,212

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,127,000 and $964,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

Note 10 – Stock Based Compensation

The Company’s 2008 Stock Incentive Plan (“2008 Plan”) was adopted by the Board of Directors of the Company on February 19, 2008, and approved by shareholders on April 22, 2008, at the Company’s 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company’s stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the nine months ended September 30, 2012 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	268,639	$23.94
Granted	-	-
Exercised	(6,845)	17.19
Forfeited	-	-
Outstanding at September 30, 2012	261,794	$24.12	3.79 years	$348
Exercisable at September 30, 2012	261,794	$24.12	3.79 years	$348

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of September 30, 2012, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Nonvested restricted stock activity for the nine months ended September 30, 2012 is summarized in the following table.
Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2012	38,349	$20.53
Granted	15,290	19.30
Vested	14,312	21.20
Forfeited	-	-
Nonvested at September 30, 2012	39,327	$20.17

As of September 30, 2012 and December 31, 2011, there was $438,000 and $206,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this this cost is expected to be recognized is 1.35 years.   The share based compensation expense for nonvested restricted stock was $260,000 and $205,000 during the first nine months of 2012 and 2011, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2012, the regular quarterly board retainer can be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2012, 12 of 13 directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 14,217 and 8,925 shares and recognized share based compensation expense of $308,000 and $170,000 during the first nine months of 2012 and 2011, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2012		2011
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,838,314	$0.46	7,800,614	$0.52
Effect of dilutive securities - stock options	17,223	-	6,054	-
Diluted	7,855,537	$0.46	7,806,668	$0.52

	Nine Months Ended
	September 30,
	2012		2011
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,830,928	$1.54	6,705,607	$1.02
Effect of dilutive securities - stock options	15,731	-	7,353	-
Diluted	7,846,659	$1.54	6,712,960	$1.02

Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2012 and 2011, because their effects were antidilutive, averaged 163,559 and 114,081, respectively.

Note 12 – Employee Benefit Plans

The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$-	$27	$-	$81
Interest cost	97	101	291	303
Expected return on plan assets	(135)	(131)	(405)	(393)
Recognized net actuarial loss	83	40	249	120
Net periodic benefit cost	$45	$37	$135	$111

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

Segment information as of and for the three and nine months ended September 30, 2012 and 2011, is shown in the following table.

	Three Months Ended September 30, 2012
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$13,546	$-	$1	$(1)	$13,546
Interest expense	1,843	-	204	(1)	2,046
Noninterest income	1,640	1,034	16	-	2,690
Income before income taxes	4,628	637	(288)	-	4,977
Net income	3,364	465	(190)	-	3,639
Depreciation and amortization	866	5	-	-	871
Total assets	1,304,795	-	912	-	1,305,707
Capital expenditures	21	-	-	-	21

	Three Months Ended September 30, 2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$14,779	$-	$16	$(16)	$14,779
Interest expense	2,288	-	164	(16)	2,436
Noninterest income	1,657	1,036	5	-	2,698
Income before income taxes	5,720	663	(431)	-	5,952
Net income	4,036	438	(345)	-	4,129
Depreciation and amortization	716	5	-	-	721
Total assets	1,304,236	-	903	-	1,305,139
Capital expenditures	300	-	-	-	300

	Nine Months Ended September 30, 2012
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$43,774	$-	$6	$(6)	$43,774
Interest expense	5,675	-	617	(6)	6,286
Noninterest income	5,601	3,096	27	-	8,724
Income before income taxes	15,815	1,845	(887)	-	16,773
Net income	11,348	1,330	(590)		12,088
Depreciation and amortization	2,814	15	-	-	2,829
Total assets	1,304,795	-	912	-	1,305,707
Capital expenditures	594	-	-	-	594

	Nine Months Ended September 30, 2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$32,010	$-	$48	$(48)	$32,010
Interest expense	5,707	-	804	(48)	6,463
Noninterest income	3,714	2,919	24	-	6,657
Operating income before income taxes	9,956	1,841	(2,162)	-	9,635
Net income	7,506	1,215	(1,802)		6,919
Depreciation and amortization	1,493	15	-	-	1,508
Total assets	1,304,236	-	903	-	1,305,139
Capital expenditures	549	-	-	-	549

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at September 30, 2012 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$30,090	$-	$30,090	$-
Mortgage-backed and CMOs	91,048	-	91,048	-
State and municipal	199,334	-	199,334	-
Corporate	7,522	-	7,178	344
Total	$327,994	$-	$327,650	$344

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$32,679	$-	$32,679	$-
Mortgage-backed and CMOs	103,904	-	103,904	-
State and municipal	194,405	-	194,405	-
Corporate	2,378	-	2,054	324
Total	$333,366	$-	$333,042	$324

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2012	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2012
Securities available for sale:

Corporate	$324	$20	$-	$-	$-	$344

Total assets	$324	$20	$-	$-	$-	$344

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the period ended September 30, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at September 30, 2012 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$8,118	$-	$8,118	$-
Impaired loans, net of valuation allowance	167	-	167	-
Other real estate owned	6,259	-	6,259	-

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$6,330	$-	$6,330	$-
Impaired loans, net of valuation allowance	1,142	-	1,142	-
Other real estate owned	5,353	-	5,353	-

The carrying values and estimated fair values of the Company’s financial instruments as of September 30, 2012 are as follows (in thousands):

		Fair Value Measurements at September 30, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,640	$67,640	$-	$-	$67,640
Securities avaiable for sale	327,994	-	327,650	344	327,994
Loans held for sale	8,118	-	8,118	-	8,118
Loans, net of allowance	785,820	-	779,725	-	779,725
Bank owned life insurance	13,380	-	13,380	-	13,380
Accrued interest receivable	4,889	-	4,889	-	4,889

Financial Liabilities:
Deposits	$1,052,427	$-	$1,037,164	$-	$1,037,164
Repurchase agreements	45,761	-	45,761	-	45,761
Other borrowings	10,111	-	11,064	-	11,064
Trust preferred capital notes	27,292	-	23,427	-	23,427
Accrued interest payable	780	-	780	-	780

The Company has one Level 3 security, a trust preferred security issued by a community bank. It is a Level 3 security under the three-tier fair value hierarchy because of an absence of observable inputs for these and similar securities in the debt markets.  The Company acquired this security in connection with merger with MidCarolina and initially obtained an independent third party appraisal of the fair value at July 1, 2011. Because of the lack of observable inputs, the valuation was completed using a discounted cash flow computation, adjusted for an estimated default rate determined by reviewing industry statistics. The merger date initial fair value estimate of the security was 67.28% of its $500,000 par, or $336,000. Approximately $147,000 of this impairment was attributed to factors other than credit, and $17,000 was attributable to credit factors. The security has performed according to contractual terms since the merger so the Company has not considered it necessary to adjust the impairment estimates.

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2012 and December 31, 2011, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2012	2011

Supplemental Schedule of Cash and Cash Equivalents:	$25,740	$23,450
Cash and due from banks	41,900	30,086
Interest-bearing deposits in other banks
	$67,640	$53,536

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,924	$6,311
Income taxes	108	1,754
Noncash investing and financing activities:
Transfer of loans to other real estate owned	5,735	685
Unrealized gain on securities available for sale	2,844	8,509

Transactons related to acquisitions:

Assets acquired:
Investment securities	-	51,442
Loans held for sale	-	113
Loans, net of unearned income	-	327,112
Premises and equipment, net	-	6,861
Deferred income taxes	-	15,626
Core deposit intangible	-	6,556
Other real estate owned	-	3,538
Other assets	-	14,135

Liabilities assumed:
Demand, MMDA, & savings deposits	-	281,311
Time deposits	-	138,937
FHLB advances	-	9,858
Other borrowings	-	6,546
Other liabilities	-	3,838

Issuance of preferred stock	-	5,000
Issuance of common stock	-	29,905

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

•
Competition among financial institutions may increase and some competitors may have greater financial resources and the ability to develop products and technology that enable those competitors to compete more successfully than the Company;

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

Pursuant to the terms of the merger agreement with MidCarolina, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company’s common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company’s Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. This represents 20.8% of the outstanding shares of the Company’s common stock as of September 30, 2012.

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

To date, the acquisition has been accretive to earnings.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2012 and 2011

For the quarter ended September 30, 2012, the Company reported net income of $3,639,000 compared to $4,129,000 for the comparable quarter in 2011. The $490,000 or 11.9% decrease in earnings was primarily due to declines in yields on earning assets.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended September 30,	2012	2011	$ Change	% Change

Interest income	$13,546	$14,779	$(1,233)	-8.3%
Interest expense	(2,046)	(2,436)	390	-16.0%
Net interest income	11,500	12,343	(843)	-6.8%
Provision for loan losses	(333)	(525)	192	-36.6%
Noninterest income	2,690	2,698	(8)	-0.3%
Noninterest expense	(8,880)	(8,564)	(316)	3.7%
Income tax expense	(1,338)	(1,823)	485	-26.6%
Net income	$3,639	$4,129	$(490)	-11.9%

Nine months ended September 30, 2012 and 2011

For the nine month period ended September 30, 2012, the Company reported net income of $12,088,000 compared to $6,919,000 for the comparable period in 2011. The $5,169,000 or 74.7% increase in earnings was primarily due to the positive impact of the July 2011 merger with MidCarolina.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the nine months ended September 30,	2012	2011	$ Change	% Change

Interest income	$43,774	$32,010	$11,764	36.8%
Interest expense	(6,286)	(6,463)	177	-2.7%
Net interest income	37,488	25,547	11,941	46.7%
Provision for loan losses	(1,799)	(1,198)	(601)	50.2%
Noninterest income	8,724	6,657	2,067	31.1%
Noninterest expense	(27,640)	(21,371)	(6,269)	29.3%
Income tax expense	(4,685)	(2,716)	(1,969)	72.5%
Net income	$12,088	$6,919	$5,169	74.7%

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

Three months ended September 30, 2012 and 2011

Net interest income on a taxable equivalent basis decreased $834,000 or 6.5%, for the third quarter of 2012 compared to the same quarter of 2011.  This was almost entirely due to declines in yields on earning assets, which was only partially mitigated by reductions in the cost of interest bearing liabilities.

For the third quarter of 2012, the Company’s yield on interest-earning assets was 4.84% compared to 5.23% for the third quarter of 2011.  The cost of interest-bearing liabilities was 0.88% compared to 0.99%. The interest rate spread was 3.96% compared to 4.24%.  The net interest margin, on a fully taxable equivalent basis, was 4.14% compared to 4.41%, for a reduction of 27 basis points (0.27%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2012 and 2011.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2012 and 2011
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2012	2011	2012	2011	2012	2011
Loans:
Commercial	$126,701	$136,204	$1,598	$1,603	5.00%	4.67%
Real estate	676,905	685,628	9,743	10,778	5.76	6.29
Consumer	6,844	8,529	119	163	6.90	7.58
Total loans	810,450	830,361	11,460	12,544	5.65	6.04

Securities:
Federal agencies	36,181	32,448	118	186	1.30	2.29
Mortgage-backed & CMOs	92,708	87,785	472	615	2.04	2.80
State and municipal	180,820	168,134	1,933	1,896	4.28	4.51
Other	13,846	7,728	121	78	3.50	4.04
Total securities	323,555	296,095	2,644	2,775	3.27	3.75

Deposits in other banks	32,567	45,526	19	28	0.23	0.24

Total interest-earning assets	1,166,572	1,171,982	14,123	15,347	4.84	5.23

Non-earning assets	131,126	134,814

Total assets	$1,297,698	$1,306,796

Deposits:
Demand	$144,284	$171,744	44	132	0.12	0.30
Money market	168,212	208,962	126	232	0.30	0.44
Savings	78,808	72,088	29	26	0.15	0.14
Time	448,598	444,079	1,526	1,689	1.35	1.51
Total deposits	839,902	896,873	1,725	2,079	0.81	0.92

Customer repurchase agreements	46,297	45,356	33	82	0.28	0.72
Other short-term borrowings	-	2	-	-	-	0.75
Long-term borrowings	37,413	37,439	288	275	3.08	2.94
Total interest-bearing
liabilities	923,612	979,670	2,046	2,436	0.88	0.99

Noninterest bearing
demand deposits	204,532	170,618
Other liabilities	9,686	7,475
Shareholders' equity	159,868	149,033
Total liabilities and
shareholders' equity	$1,297,698	$1,306,796

Interest rate spread					3.96%	4.24%
Net interest margin					4.14%	4.41%

Net interest income (taxable equivalent basis)			12,077	12,911
Less: Taxable equivalent adjustment			577	568
Net interest income			$11,500	$12,343

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30
	2012 vs. 2011
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(5)	$111	$(116)
Real Estate	(1,035)	(899)	(136)
Consumer	(44)	(14)	(30)
Total loans	(1,084)	(802)	(282)
Securities:
Federal agencies	(68)	(87)	19
Mortgage-backed	(143)	(176)	33
State and municipal	37	(102)	139
Other securities	43	(12)	55
Total securities	(131)	(377)	246
Deposits in other banks	(9)	(1)	(8)
Total interest income	(1,224)	(1,180)	(44)

Interest expense
Deposits:
Demand	(88)	(70)	(18)
Money market	(106)	(66)	(40)
Savings	3	1	2
Time	(163)	(180)	17
Total deposits	(354)	(315)	(39)

Customer repurchase agreements	(49)	(51)	2
Other borrowings	13	13	-
Total interest expense	(390)	(353)	(37)
Net interest income	$(834)	$(827)	$(7)

Nine months ended September 30, 2012 and 2011

Net interest income on a taxable equivalent basis increased $12,269,000 or 45.5%, for the nine months ended September 30, 2012 compared to the comparable period in 2011. This was due primarily to the impact of the July 2011 merger with MidCarolina.

For the first nine months of 2012, the Company’s yield on interest-earnings assets was 5.18% compared to 4.93% for the first nine months of 2011. The cost of interest-bearing liabilities was 0.91% compared to 1.17%. The interest rate spread was 4.27% compared to 3.76%. The net interest margin, on a fully taxable equivalent basis, was 4.47% compared to 3.98%. The increase in yield on earning assets was primarily driven by the impact of the MidCarolina merger and loan related accretion, which during the first half of 2012 included $1,899,000 in additional accretion related to the resolution of several significant purchased credit impaired loans.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2012 and 2011.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Nine Months Ended September 30, 2012 and 2011
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2012	2011	2012	2011	2012	2011
Loans:
Commercial	$129,821	$98,121	$5,136	$3,392	5.29%	4.62%
Real estate	679,375	516,165	31,720	22,093	6.23	5.71
Consumer	9,060	7,574	485	419	7.16	7.40
Total loans	818,256	621,860	37,341	25,904	6.09	5.56

Securities:
Federal agencies	36,179	37,197	435	765	1.60	2.74
Mortgage-backed & CMOs	97,057	67,843	1,487	1,571	2.04	3.09
State and municipal	181,393	141,481	5,884	4,889	4.33	4.61
Other	11,598	6,538	332	193	3.82	3.94
Total securities	326,227	253,059	8,138	7,418	3.33	3.91

Deposits in other banks	27,291	29,104	47	112	0.23	0.51

Total interest-earning assets	1,171,774	904,023	45,526	33,434	5.18	4.93

Non-earning assets	134,330	95,196

Total assets	$1,306,104	$999,219

Deposits:
Demand	$144,284	$122,497	154	167	0.14	0.18
Money market	168,212	111,801	414	382	0.33	0.46
Savings	78,808	66,138	88	69	0.15	0.14
Time	447,906	363,655	4,635	4,628	1.38	1.70
Total deposits	839,210	664,091	5,291	5,246	0.84	1.06

Customer repurchase agreements	46,297	45,452	125	244	0.36	0.72
Other short-term borrowings	-	45	2	-	-	0.47
Long-term borrowings	37,413	28,820	868	973	3.09	4.50
Total interest-bearing
liabilities	922,920	738,408	6,286	6,463	0.91	1.17

Noninterest bearing
demand deposits	205,446	133,008
Other liabilities	20,415	4,619
Shareholders' equity	157,323	123,184
Total liabilities and
shareholders' equity	$1,306,104	$999,219

Interest rate spread					4.27%	3.76%
Net interest margin					4.47%	3.98%

Net interest income (taxable equivalent basis)			39,240	26,971
Less: Taxable equivalent adjustment			1,752	1,424
Net interest income			$37,488	$25,547

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30
	2012 vs. 2011
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,744	$539	$1,205
Real Estate	9,627	2,148	7,479
Consumer	66	(14)	80
Total loans	11,437	2,673	8,764
Securities:
Federal agencies	(330)	(310)	(20)
Mortgage-backed	(84)	(632)	548
State and municipal	995	(315)	1,310
Other securities	139	(6)	145
Total securities	720	(1,263)	1,983
Deposits in other banks	(65)	(58)	(7)
Total interest income	12,092	1,352	10,740

Interest expense
Deposits:
Demand	(13)	(40)	27
Money market	32	(126)	158
Savings	19	5	14
Time	7	(954)	961
Total deposits	45	(1,115)	1,160

Repurchase agreements	(119)	(123)	4
Other borrowings	(103)	(347)	244
Total interest expense	(177)	(1,585)	1,408
Net interest income	$12,269	$2,937	$9,332

Noninterest Income

All comparisons discussed below are between the third quarter of 2012 and the third quarter of 2011.

Noninterest income decreased to $2,690,000 in 2012 from $2,698,000 in 2011, a decrease of $8,000 or 0.3%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $926,000 in 2012 from $921,000 in 2011, an increase of $5,000 or 0.5%.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $414,000 in 2012 compared to $575,000 in 2011, a decrease of $161,000 or 28.0%. This was primarily the result of lower levels of overdraft and non-sufficient funds (NSF) fees and reduced service charge income.

Other fees and commissions were $421,000 in 2012 compared to $429,000 in 2011, a decrease of $8,000 or 1.9%.

Mortgage banking income was $615,000 in 2012 compared to $374,000 in 2011, an increase of $241,000 or 64.4%. Mortgage banking has benefited from the historically low interest rates.

Other income was $314,000 in 2012 compared to $399,000 in 2011, a decrease of $85,000 or 21.3%. In 2011, the bank had a gain of $114,000 on sale of bank real estate.

Noninterest Expense

All comparisons discussed below are between the third quarter of 2012 and the third quarter of 2011.

Noninterest expense was $8,880,000 for 2012 compared to $8,564,000 for 2011, an increase of $316,000 or 3.7%.  The major factors impacting that change are discussed below.

  Salaries were $3,933,000 for 2012 compared to $3,676,000 for 2011, an increase of $257,000 or 7.0%. This increase was driven by an increase in the number of full time equivalent employees, including a temporary increase in the number of part time summer employees.

        Employee benefits were $780,000 for 2012 compared to $731,000 for 2011, an increase of $49,000 or 6.7%. Most of this increase was the result of higher health insurance expense.

Occupancy expense was $929,000 for 2012 compared to $916,000 for 2011, an increase of $13,000 or 1.4%.

The Federal Deposit Insurance Corporation (“FDIC”) assessment for deposit insurance was $84,000 for 2012 compared to $94,000 for 2011, a decrease of $10,000 or 10.6%.

Bank franchise tax expense was $173,000 for 2012 compared to $206,000 for 2011, a decrease of $33,000 or 16.0%.  Franchise tax was reduced to due to varying tax methods between Virginia and North Carolina.

Core deposit intangible amortization was $421,000 for 2012 compared to $545,000 for 2011, a decrease of $124,000 or 22.8%. Core deposit amortization is computed on an accelerated method and will decrease year over year.

Foreclosed real estate, net, was $412,000 for 2012 compared to income of $32,000 for 2011, a $444,000 increase.  Net gains were realized from the sale of foreclosed property in the third quarter of 2011.

Merger related expenses were a ($30,000) for 2012 compared to $390,000 for 2011.  The third quarter credit was the result of adjusting initial accrual estimates to actual expense.

Other expenses were $2,178,000 for 2012 compared to $2,038,000 for 2011, an increase of $140,000 or 6.9%.

Income Taxes

The effective tax rate for the third quarter of 2012 was 26.9% compared to 30.6% for the third quarter of 2011.

The effective tax rate for the nine months ended September 30, 2012 was 27.9% compared to 28.2% for the same period of 2011.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Fair Value Impact to net Income

The following table presents the impact for the three and nine month period ended September 30, 2012 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

			September 30, 2012
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2012	For the Three months ended	For the Nine months ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Loans	Income	$ (15,908)	$ 1,431	$ 4,792	$ (10,954)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,056)	71	1,808	(3,115)	(2)
Time deposits	Income	(110)	33	99	(11)
Time deposits - brokered	Income	(694)	104	312	(382)
Time deposits - CDARs	Income	22	-	-	-
FHLB advances	Expense	(11)	(5)	(17)	6
Trust preferred securities	Expense	(47)	(26)	(80)	33
Net Interest Income			1,608	6,914

Non-interest (expense)
Amortization of core deposit intangible	Expense	$ 5,652	(327)	(1,231)	$ 4,421
Net non-interest expense			(327)	(1,231)

Change in pretax income			$ 1,281	$ 5,683

(1) - Remaining discount balance includes $162,000 in charge-offs against the mark
(2) - Remaining discount balance includes $2,130,000 in reclassifications from the non-accretable difference

Accretion related to loans acquired with deteriorated credit quality includes $1,899,000 in accretion income associated with loan payoffs during the nine month period.

The following table presents the actual effect for the quarter and nine month period ended September 30, 2011 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

			September 30, 2011
(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on July 1, 2011	For the Three months ended	For the Nine months ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Loans	Income	$(20,740)	$1,217	$1,217	$(19,523)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,663)	(17)	(17)	(1,680)
Time deposits	Income	(176)	33	33	(143)
Time deposits - brokered	Income	(902)	104	104	(798)
Time deposits - CDARs	Income	(22)	22	22	-
FHLB advances	Expense	(142)	(6)	(6)	(148)
Trust preferred securities	Expense	(2,218)	(25)	(25)	(2,243)
Net Interest Income			1,328	1,328

Non-interest (expense)
Amortization of core deposit intangible	Expense	$6,556	(453)	(453)	$6,103
Net non-interest expense			(453)	(453)

Change in pretax income			$875	$875

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

The available for sale securities portfolio was $327,994,000 at September 30, 2012 compared to $333,366,000 at December 31, 2011, a decrease of $5,372,000 or 1.6%.  At September 30, 2012, the available for sale portfolio had an amortized cost of $311,563,000, resulting in a net unrealized gain of $16,431,000.

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

Total loans were $797,818,000 at September 30, 2012 compared to $824,758,000 at December 31, 2011, a decrease of $26,940,000 or 3.3%.  The net decrease in loans is primarily related to expected reductions in the loan portfolio acquired in the MidCarolina merger. During the same period, on a standalone basis, the Virginia market was up $6.2 million in loan balances or 1.2%.

Loans held for sale totaled $8,118,000 at September 30, 2012, and $6,330,000 at December 31, 2011, an increase of $1,788,000 or 28.2%.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of September 30, 2012 and December 31, 2011.

	September 30,	December 31,
(in thousands)	2012	2011

Commercial	$126,339	$134,166
Commercial real estate:
Construction and land development	50,688	54,433
Commercial real estate	356,692	351,961
Residential real estate:
Residential	162,404	179,812
Home equity	95,008	96,195
Consumer	6,687	8,191
Total loans	$797,818	$824,758

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

Risk grades are assigned as part of the origination process. From time to time risk grades may be modified as warranted by the current facts and circumstances surrounding the credit.

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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period.  Furthermore, management cannot provide assurance that in any particular period the Company will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current facts and circumstances at the time, including economic conditions, industry trends, and ongoing internal and external examination processes.  In addition, the Company is developing historical charge-off and recovery data on new loan production in the North Carolina market and renewals of previously existing performing loans in that market. The allowance is also subject to regular regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

At September 30, 2012, the allowance for loan losses was $11,998,000 compared to $10,529,000 at December 31, 2011.  The allowance for loan losses as a percentage of loans was 1.50% and 1.28%, respectively.  During the first nine months of 2012, the allowance for loan losses increased by $1,469,000 or 14.0% and the loan portfolio contracted by $26,940,000 or 3.3%. As noted above, the Company considers numerous quantitative and qualitative factors in determining its allowance adequacy. Since the July 2011 merger with MidCarolina, the Bank must also consider the velocity of accretion of the fair value, credit mark in relation to the amortization of the related loan balances. A large percentage of the Bank’s North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed, on current market terms, and become part of the regular portfolio.

The following table presents the Company’s loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2012	2011

Balance at beginning of period	$10,529	$8,420

Charge-offs:
Construction and land development	191	529
Commercial real estate	281	173
Residential real estate	550	641
Home equity	54	230
Total real estate	1,076	1,573
Commercial and industrial	560	163
Consumer	46	127
Total charge-offs	1,682	1,863

Recoveries:
Construction and land development	84	36
Commercial real estate	367	270
Residential real estate	134	40
Home equity	20	10
Total real estate	605	356
Commercial and industrial	681	373
Consumer	66	73
Total recoveries	1,352	802

Net charge-offs (recoveries)	330	1,061
Provision for loan losses	1,799	3,170
Balance at end of period	$11,998	$10,529

The provision for loan losses for the nine month period in 2012 was $1,799,000 and the provision for the year ended December 31, 2011 was $3,170,000. The ongoing provision expense is determined in recognition of the larger size, complexity, and risk of the loan portfolio after the MidCarolina merger.

Net loans charge-offs totaled $330,000 for the nine month period in 2012 and $1,061,000 in 2011. Annualized net charge-offs to average loans during the same periods totaled 0.05% and 0.16%, respectively.

Asset Quality Indicators

        The following table provides qualitative indicators relevant to the Company’s loan portfolio for the quarter and year indicated below.
Asset Quality Ratios

	September 30,	December 31,
	2012	2011

Allowance to loans	1.50%	1.28%
Net charge-offs to allowance (1)	3.67	10.08
Net charge-offs to average loans (1)	0.05	0.16
Nonperforming assets to total assets	1.08	1.46
Nonperforming loans to loans	0.99	1.66
Provision to net charge-offs (1)	726.87	298.77
Provision to average loans (1)	0.30	0.47
Allowance to nonperforming loans	153.53	76.74

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings that are not on nonaccrual.  Nonperforming loans to total loans were 0.98% at September 30, 2012 and 1.66% at December 31, 2011.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 1.08% of total assets at September 30, 2012, down from 1.46% at December 31, 2011.  Included in nonperforming assets were $1,860,000 in troubled debt restructurings at September 30, 2012 and $656,000 at December 31, 2011.

It is the policy of the Company that any loan that becomes 90 days past due will, in most cases, be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $7,815,000 in nonaccrual loans shown on the following table includes $2,421,000 in impaired loans.  The remainder represents loans which were not deemed impaired because, based on performance and existing circumstances, management did not believe loss was probable and, accordingly, did not classify these loans as impaired. These loans are exclusive of $24,633,000 in loans acquired from MidCarolina with deteriorated credit quality.

The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	September 30,	December 31,
	2012	2011
Nonaccrual loans:
Real estate	$6,656	$11,654
Commercial	1,159	1,820
Consumer	-	49
Total nonaccrual loans	7,815	13,523

Loans past due 90 days
and accruing interest:
Real estate	-	197
Total past due loans	-	197

Total nonperforming loans	7,815	13,720

Foreclosed real estate	6,259	5,353

Total nonperforming assets	$14,074	$19,073

Impaired Loans

       A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	June 30,	December 31,
	2012	2011

Accruing	$633	$313
Nonaccruing	1,788	2,925
Total impaired loans	$2,421	$3,238

        Included in the impaired loan totals were $1,860,000 in troubled debt restructured loans at September 30, 2012 and $656,000 at December 31, 2011.

Other Real Estate Owned (Foreclosed Assets)

        Foreclosed assets were carried on the consolidated balance sheets at $6,259,000 and $5,353,000 as of September 30, 2012 and December 31, 2011, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	September 30,	December 31,
	2012	2011

Construction and land development	$3,815	$3,001
1-4 family residential	1,696	1,267
Commercial real estate	748	1,085
	$6,259	$5,353

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,052,427,000 at September 30, 2012 compared to $1,058,754,000 at December 31, 2011, a decrease of $6,327,000 or 0.6%.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $162,045,000 at September 30, 2012 compared to $152,829,000 at December 31, 2011, an increase of $9,216,000 or 6.0%.

The Company paid cash dividends of $0.23 per share during the third quarter of 2012. During that same quarter the basic and diluted earnings were $0.46 per share. The Company paid cash dividends of $0.69 per share for the first nine months of 2012. During that same period the basic and diluted earnings were $1.54 per share.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At September 30, 2012, the Company's Tier I and total capital ratios were 15.26% and 16.51%, respectively.  At December 31, 2011, these ratios were 14.36% and 15.55%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 11.04% and 10.32% at September 30, 2012 and December 31, 2011, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2012, that the Company met the requirements to be considered “well capitalized.”

As of July 2012, the banking regulators have published a notice of proposed regulations (“NPR”) based on the Basel III international agreement. This NPR, if enacted in its current form, will have a significant impact on how regulatory capital is defined and computed, and how risk weighted assets are determined. At this point it is too early to determine the full impact of the proposed regulations, but it is reasonable to anticipate that there will be significant fluctuation in regulatory capital ratios for American National Bank and throughout the community bank industry.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2012, principal advance obligations to the FHLB consisted of $10,111,000 in fixed-rate, long-term advances compared to $10,206,000 in long-term advances and $3,000,000 in short-term advances at December 31, 2011.  The Company also had outstanding $72,700,000 in letters of credit at September 30, 2012 and $72,000,000 in letters of credit at December 31, 2011. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

The Company had fixed-rate term advance borrowing contracts with the FHLB as of September 30, 2012, with the following final maturities:

Amount	Maturity Date
$225,000	March 2014
9,886,000	November 2017
$10,111,000

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at September 30, 2012.

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

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	September 30, 2012	December 31, 2011

Commitments to extend credit	$168,710	$191,957
Standby letters of credit	4,541	2,961
Mortgage loan rate-lock commitments	14,168	5,387

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position is asset sensitive.  The simulation projects that if rates increase over a 12 month period by one percent, net interest income is expected to increase by 3.7%. Management has no expectation that market rates will decline in the near term, given the prevailing economy.

There have been no material changes to market risk as disclosed in the Company’s 2011 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act"), as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Charles H. Majors
Charles H. Majors
Date – November 9, 2012	Chairman and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 9, 2012	Chief Financial Officer