Form 10-K
period 2012-12-31
AMERICAN NATIONAL BANKSHARES INC
filed 2013-03-14
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
   Large accelerated filer  ☐                                                      Accelerated filer  ☑                                                      Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012, based on the closing price, was $174,497,046.

The number of shares of the registrant’s common stock outstanding on March 11, 2013 was 7,862,701.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 21, 2013, are incorporated by reference in Part III of this report.

Index

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors,” “Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors,” “Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit and Compliance Committee,” and “Code of Conduct” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading “Security Ownership” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Index

        The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Related Party Transactions” and “Election of Directors – Board Independence” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Independent Public Accountants” in the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.

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

ITEM 1 – BUSINESS

American National Bankshares Inc. is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984.  On September 1, 1984, the Company acquired all of the outstanding capital stock of American National Bank and Trust Company, a national banking association chartered in 1909 under the laws of the United States.  American National Bank and Trust Company is the only banking subsidiary of the Company.  In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the “AMNB Trust”) and a wholly owned subsidiary of the Company Inc., was formed for the purpose of issuing preferred securities (the “Trust Preferred Securities”) in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation (“Community First”).   In April 2006, the Company finalized the acquisition of Community First and acquired 100% of its preferred and common stock through a merger transaction.  Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.

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

Competition and Markets

      Vigorous competition exists in the Company’s service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including  savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.

      The Company has the second largest deposit market share in the City of Danville and Pittsylvania County, combined.  The Company had a deposit market share in the Danville Metropolitan Statistical Area (“MSA”) of 28.6% at June 30, 2012, based on Federal Deposit Insurance (“FDIC”) data.

     The Southern Virginia market, in which the Company has a significant presence, continues to experience slow economic growth, like much of the country. The region’s economic base continues to be weighted toward the manufacturing sector.  Although the region was negatively impacted by the elimination of many textile plant closings over several decades, the area has experienced some new manufacturing plant openings as well as job growth in the technology area. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.

      The Company’s new market areas are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market in the Alamance County of 15.2% at June 30, 2012, based on FDIC data. The Company had a deposit market in Guilford County of 0.8% at June 30, 2012, based on FDIC data.

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

        Interchange Fees. The Dodd-Frank Act also provides that debit card interchange fees must be reasonable and proportional to the cost incurred by the card issuer with respect to the transaction. This provision is known as the “Durbin Amendment.”  In June 2011, the Federal Reserve adopted regulations setting the maximum permissible interchange fee for large, systemically important financial institutions as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the card issuer implements certain fraud-prevention standards. The interchange fee restriction only applies to financial institutions with assets of $10 billion or more and therefore has no effect on the Company.

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

The Federal Deposit Insurance Act (the “FDIA”), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution’s initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution’s assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2012 and 2011, the Company paid only the base assessment rate for “well capitalized” institutions, which totaled $692,000 and $651,000, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Bank included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Bank paid $2.9 million in prepaid risk-based assessments, which amount was expensed in the appropriate periods through December 31, 2012.

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and expired on December 31, 2012.

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

Index

Capital Requirements

The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these federal bank regulatory agencies, American National Bankshares Inc. and American National Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%.  At least half of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder (“Tier 2 capital”) consists of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the American National Bankshares Inc. were 15.75% and 17.00%, respectively, as of December 31, 2012, thus exceeding the minimum requirements.  The Tier 1 and total capital to risk-weighted asset ratios of American National Bank were 15.36% and 16.49%, respectively, as of December 31, 2012 thus exceeding the minimum requirements.

Each of the federal regulatory agencies has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”).  These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies that meet certain specified criteria, including having the highest regulatory examination rating and are not contemplating significant growth or expansion.  The Tier 1 leverage ratio of American National Bankshares Inc. as of December 31, 2012 was 11.27%, which is above the minimum requirements.  The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

On June 7, 2012, the FRB and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets.  The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  The proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate.  The proposed rules would also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements, and would limit a financial institution’s capital distributions and certain discretionary bonus payments if the institution does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

        The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date.  Management believes that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under the proposed rules if such requirements were currently effective.  The regulations ultimately implemented may be substantially different from the proposed rules issued in June 2012.  Management will continue to monitor these and any future proposals submitted by our regulators.

Index

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

Index

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

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by the law.  Under regulations established by the federal banking agencies a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An “adequately capitalized” institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2012 and 2011, that the Company met the requirements for being classified as “well capitalized.”

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

Index

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

Index

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2012, the Company had not been made aware of any instances of non-compliance with the new guidance.

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

Employees

At December 31, 2012, the Company employed 307 full-time equivalent persons.  In the opinion of  the management of the Company, the relationship with employees of the Company and the Bank is good.

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

Executive Officers of the Company

        The following lists, as of December 31, 2012, the executive officers of the Company, their ages, and their positions.  The information below reflects certain changes in management positions that were effected in January 2013.

Name	Age	Position

Charles H. Majors	67
Executive Chairman of the Company and Bank since January 2013; prior thereto, Chairman and Chief Executive Officer of the Company since January 2012; Chairman of the Bank since January 2012; prior thereto, President and Chief Executive Officer of the Company; Chairman and Chief Executive Officer of the Bank from June 2010 to December 2011, prior thereto, Chief Executive Officer and President of the Bank.

Jeffrey V. Haley	52
President and Chief Executive Officer of the Company and Bank since January 2013; prior thereto, President of the Company and Chief Executive Officer of the Bank since January 2012; prior thereto, Executive Vice President of the Company from June 2010 to December 2011; prior thereto, Senior Vice President of the Company from July 2008 to May 2010; President of the Bank since June 2010; prior thereto, Executive Vice President of the Bank, as well as President of Trust and Financial Services from July 2008 to May 2010; prior thereto, Executive Vice President and Chief Operating Officer of the Bank from November 2005 to June 2007.

William W. Traynham	57
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since April 2009; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009; prior thereto, President and Chief Financial Officer of Community Bankshares Inc. and Chief Financial Officer of Community Resource Bank, NA from 1992 until the sale of the company in 2008.

Index

ITEM 1A – RISK FACTORS

Risks Related to the Company’s Business

The Company’s business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company’s profits.  It is expected that the Company will continue to realize income from the spread between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers.  Management cannot ensure that it can minimize the Company’s interest rate risk. While an eventual increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations.  Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and overall profitability of the Company.

The Company faces strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company’s business.

The Company encounters substantial competition from other financial institutions in its market area.  Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that the Company offers.  These competitors include national, regional, and community banks.  The Company also faces competition from many other types of financial institutions, including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, financial subsidiaries of certain industrial corporations, and mortgage companies.  In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns. Increased competition may result in reduced business for the Company.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services.  Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services.  If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may be adversely affected.

Changes in economic conditions could materially and negatively affect the Company’s business.

The Company’s business is directly impacted by economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company’s control.  A deterioration in economic conditions, whether caused by global, national or local events, especially within the Company’s market area, could result in potentially material consequences: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans.

Index

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

The Company’s focus on lending to small to mid-sized community-based businesses may increase its credit risk.

        Most of the Company’s commercial business and commercial real estate loans are made to small business or middle market customers.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company’s results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.  The deterioration of the borrowers’ businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify.  The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, the Company may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  The Company’s financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company’s control; and these losses may exceed current estimates.  Federal regulatory agencies, as a part of their examination process, review the Company’s loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.

Index

Nonperforming assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition.

The Company’s nonperforming assets adversely affect its net income in various ways.  Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans.  The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs.  When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss.  An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks.  The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets.  Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans.  There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

The continued weak condition of, or downturn in, the local real estate market could materially and negatively affect the Company’s business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company’s market area. The continued weakness of, or downturn in, the real estate market in the areas in which the Company conducts its operations could negatively affect the Company’s business because significant portions of its loans are secured by real estate.  At December 31, 2012, the Company had approximately $789 million in loans, of which approximately $657 million (83.2%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

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

A significant portion of the Company’s loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate.  Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company’s loans may be more or less valuable than anticipated at the time the loans were made.  If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan and will suffer a loss.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company’s operations and prospects.

The Company currently depends on the services of a number of key management personnel.  The loss of key personnel could materially and adversely affect the results of operations and financial condition.  The Company’s success also depends in part on the ability to attract and retain additional qualified management personnel.  Competition for such personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires.

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

The Company’s operations as a publicly traded corporation, a bank holding company, and an insured depository institution are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations.  Because the Company’s business is highly regulated, the laws, rules, and regulations applicable to it are subject to frequent and sometimes extensive change. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided.  Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Any future changes in the laws, rules or regulations applicable to the Company may negatively affect the Company’s business and results of operations.

Index

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and is likely to affect the way the Company and its customers and counterparties do business with each other.  Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, and makes various changes in the securities laws and corporate governance that affect public companies, including the Company.  The Dodd-Frank Act also requires numerous studies and regulations related to its implementation.  The Company is evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted. The effects of the Dodd-Frank Act and the resulting rulemaking cannot be accurately predicted, but management expects it will have an adverse effect on the Company’s results of operation and financial condition.

The Company and the Bank may be subject to more stringent capital and liquidity requirements, the short-term and long-term impact of which is uncertain.

        The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and/or other regulatory requirements, our financial condition would be materially and adversely affected.

        The Dodd-Frank Act requires the federal banking agencies to establish stricter risk-based capital requirements and leverage limits for banks and bank holding companies. On June 7, 2012, the FRB and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets.  The proposed rules implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. If implemented, the proposed rules would, among other things, establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets), and assign higher risk weightings to loans that are more than 90 days past due, loans that are on nonaccrual status and certain loans financing the acquisition, development or construction of commercial real estate. The rules would also lead to more restrictive leverage and liquidity ratios.

        The ultimate impact of the new capital and liquidity standards on the Company and the Bank cannot be determined at this time and depend on a number of factors, including the treatment and final implementation by the FRB.  The federal bank regulatory agencies initially indicated that these proposed rules would be phased in beginning January 1, 2013 with full compliance required by January 1, 2019. However, due to the volume of public comments received, the agencies elected not to begin implementing the rules on January 1, 2013 and have provided no further guidance on a new effective date. These requirements and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

From time to time, with seeming increasing frequency, there are changes in the financial accounting and reporting standards that govern the preparation of the Company’s financial statements.  These changes can materially impact how the Company records and reports its financial condition and results of operations.  In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company’s results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company.  If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed.  As part of the Company’s ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement.  Even so, the Company is continuing to work to improve its internal controls.  The Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future.  Any failure to maintain effective controls or to timely effect any necessary improvement of the Company’s internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company’s reputation or cause investors to lose confidence in the Company’s reported financial information, all of which could have a material adverse effect on the Company’s results of operation and financial condition.

The carrying value of goodwill may be adversely impacted.

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company’s common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $39 million at December 31, 2012.

The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.

Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  Although the Company currently has no specific plans for additional offices, its business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices and to expand into new markets as appropriate opportunities arise. Continued growth in the Company’s earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company’s capital ratios. If the Company’s capital ratios fell below “well capitalized” levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a “well capitalized” level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company’s operating results.

Index

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

Third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While the Company has selected these third party vendors carefully, it does not control their actions.  Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business.  Financial or operational difficulties of a third party vendor could also hurt the Company’s operations if those difficulties interface with the vendor’s ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to the Company’s business operations.

The Company’s operations may be adversely affected by cyber security risks.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company’s business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company’s reputation, which could adversely affect our business

Risks Related to the Company’s Common Stock

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

Index

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

ITEM 2 – PROPERTIES

As of December 31, 2012, the Company maintained twenty-five banking offices.  The Company’s Virginia banking offices are located in the cities of Danville, Martinsville and Lynchburg, and in the counties of Bedford, Campbell, Halifax, Henry, Nelson and Pittsylvania.  In North Carolina, the Company’s banking offices are located in the cities of Burlington, Greensboro, Mebane and Graham and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.

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

Index

The Company owns thirteen other offices for a total of seventeen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-one Automated Teller Machines (“ATMs”) on owned or leased facilities.  The Company leases eight office locations and two storage warehouses.  The Company occupies space rent-free for its two limited service offices in Burlington located in the Alamance Regional Medical Center and in the Village of Brookwood Retirement Center under agreements with the owners of those facilities.

ITEM 3 – LEGAL PROCEEDINGS

        In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

Index
PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “AMNB.”  At December 31, 2012, the Company had 2,236 shareholders of record.  The following table presents the high and low sales prices for the Company’s common stock and dividends declared for the past two years.

			Dividends
	Sales Price		Declared
2012	High	Low	Per Share

1st quarter	$22.19	$18.54	$0.23
2nd quarter	24.00	20.91	0.23
3rd quarter	23.99	21.60	0.23
4th quarter	22.81	18.50	0.23
			$0.92

			Dividends
	Sales Price		Declared
2011	High	Low	Per Share

1st quarter	$24.14	$20.00	$0.23
2nd quarter	23.95	17.11	0.23
3rd quarter	21.00	17.67	0.23
4th quarter	19.89	17.70	0.23
			$0.92

Stock Compensation Plans

The Company maintains the 2008 Stock Incentive Plan (“2008 Plan”), which is designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The 2008 Plan and stock compensation in general is discussed in footnote 13 of the attached Consolidated Financial Statements.

The December 31, 2012 position of the Company’s equity investment compensation plan is summarized below:

	December 31, 2012
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans

Equity compensation plans approved by shareholders	240,517	$24.28	340,851
Equity compensation plans not approved by shareholders	-	-	-
Total	240,517	$24.28	340,851

Index

Comparative Stock Performance

The following graph compares the Company’s cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2012.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2007.  The indexes are the NASDAQ Composite Index; the SNL Bank $ 1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
150
125
100
75
50
25
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $1B-$5B

Index	Period Ending 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
American National Bankshares Inc.	100.00	89.63	121.35	136.34	118.39	128.04
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

Index

ITEM 6 - SELECTED FINANCIAL DATA

        The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information and ratios)
	December 31,
	2012	2011	2010	2009	2008
Results of Operations:
Interest income	$57,806	$49,187	$35,933	$38,061	$42,872
Interest expense	8,141	8,780	8,719	10,789	15,839
Net interest income	49,665	40,407	27,214	27,272	27,033
Provision for loan losses	2,133	3,170	1,490	1,662	1,620
Noninterest income	11,410	9,244	9,114	8,518	8,002
Noninterest expense	36,643	30,000	23,379	24,793	22,213
Income before income tax provision	22,299	16,481	11,459	9,335	11,202
Income tax provision	6,293	4,910	3,181	2,525	3,181
Net income	$16,006	$11,571	$8,278	$6,810	$8,021

Financial Condition:
Assets	$1,283,687	$1,304,706	$833,664	$808,973	$789,184
Loans, net of unearned income	788,705	824,758	520,781	527,991	571,110
Securities	340,533	339,385	235,691	199,686	140,816
Deposits	1,027,667	1,058,754	640,098	604,273	589,138
Shareholders' equity	163,246	152,829	108,087	106,389	102,300
Shareholders' equity, tangible	119,543	107,335	84,299	82,223	77,757

Per Share Information:
Earnings per share, basic	$2.04	$1.64	$1.35	$1.12	$1.32
Earnings per share, diluted	2.04	1.64	1.35	1.12	1.31
Cash dividends paid	0.92	0.92	0.92	0.92	0.92
Book value	20.80	19.58	17.64	17.41	16.81
Book value, tangible	15.23	13.75	13.76	13.46	12.78

Weighted average shares outstanding, basic	7,834,351	6,982,524	6,123,870	6,097,810	6,096,649
Weighted average shares outstanding, diluted	7,845,652	6,989,877	6,131,650	6,102,895	6,105,154

Selected Ratios:
Return on average assets	1.23%	1.07%	1.00%	0.84%	1.02%
Return on average equity (1)	10.08%	8.88%	7.59%	6.57%	7.79%
Return on average tangible equity (2)	15.25%	12.97%	10.05%	8.94%	10.60%
Dividend payout ratio	45.06%	55.50%	68.08%	82.40%	69.89%
Efficiency ratio (3)	58.23%	58.48%	61.53%	63.46%	60.83%
Net interest margin	4.44%	4.35%	3.78%	3.81%	3.87%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.54%	1.28%	1.62%	1.55%	1.37%
Allowance for loan losses to period end
non-performing loans	227.95%	76.76%	324.22%	224.22%	275.01%
Non-performing assets to total assets	0.90%	1.46%	0.76%	0.87%	0.91%
Net charge-offs to average loans	0.07%	0.16%	0.24%	0.24%	0.21%

Capital Ratios:
Total risk-based capital ratio	17.00%	15.55%	19.64%	18.82%	17.92%
Tier 1 risk-based capital ratio	15.75%	14.36%	18.38%	17.56%	16.67%
Tier 1 leverage ratio	11.27%	10.32%	12.74%	12.81%	13.04%
Tangible equity to tangible assets ratio (4)	9.64%	8.52%	10.41%	10.48%	10.17%
____________________
(1) Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2) Return on average tangible common equity is calculated by dividing net income available to common shareholders less amortization of intangibles tax effected by average common equity less average intangibles.

(3) The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and excluding (a) gains or losses on securities and (b) gains or losses on sale of premises and equipment.

(4)Tangible equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

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

The Company’s allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each component is determined based upon estimates. With regard to commercial loans, the formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance is calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for all other segments are analyzed by risk-grade category and multiplied by the adjusted loss factor.  The formula allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date.  It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments.  The reserve for unfunded loan commitments is included in other liabilities.

Index

Mergers and Acquisitions

Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the noninterest expense caption.

Acquired Loans with Specific Credit-Related Deterioration

Acquired loans with specific credit deterioration are accounted for by the Company in accordance with FASB ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Goodwill Impairment

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2012 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011, the FASB published ASU 2011-08, Testing Goodwill for Impairment. This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant “qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount.”

NON-GAAP PRESENTATIONS

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties. Details of the transaction are discussed in footnote 2 to the attached Consolidated Financial Statements.

MANAGEMENT INFORMATION SYSTEM CHANGES

       Coincidentally with the merger with MidCarolina, the Company converted its management information systems from an in-house data processing system to an outsourced processing strategy.  Both banks’ management information systems were fully integrated and converted to Jack Henry & Associates Silverlake processing system in mid-February 2012.

Index

RESULTS OF OPERATIONS

Net Income

Net income available to common shareholders for 2012 was $16,006,000 compared to $11,468,000 for 2011, a $4,538,000 or 39.6% increase. Basic and diluted earnings per share were $2.04 for 2012 compared to $1.64 for the 2011. This net income produced for 2012 a return on average assets of 1.23%, a return on average equity of 10.08%, and a return on average tangible equity of 15.25%.

Net income available to common shareholders for 2011 was $11,468,000 compared to $8,278,000 for 2010, a 38.5% increase. Earnings per share, basic and diluted, were $1.64 for 2011 compared to $1.35 for 2010. This net income produced for 2011 a return on average assets of 1.07%, a return on average equity of 8.88%, and a return on tangible equity of 12.97%.

Earnings for all of 2012 and for the second half of 2011 were favorably impacted by the July 2011 merger between American National and MidCarolina Financial Corporation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The July 2011 merger with MidCarolina has impacted net interest income positively and dramatically for 2011 and 2012. This is discussed more fully in the Fair Value Impact to Net Income section on pages 31 and 32 of this document. The Company expects this impact to decline rapidly over the next several years.

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

Net interest income on a taxable equivalent basis increased $9,577,000 or 22.6% in 2012 from 2011, following a $13,899,000 or 48.7% increase in 2011 from 2010.  The increase in net interest income in 2012 was primarily due to the July 2011 merger with MidCarolina, driven mostly by accretion income related to the acquired loan portfolio. Yields on loans were 6.06% in 2012 compared to 6.05% in 2011.  Costs of funds were lower in 2012 compared to 2011, especially with respect to time deposits, which were 1.36% for 2012 compared to 1.63% for 2011. Deposit yields for demand account decreased to 0.13% in 2012 from 0.21% in 2011 and money market accounts decreased to 0.30% in 2012 from 0.43% in 2011. Management actively and regularly reviews deposit pricing and attempts to keep costs as low as possible. The net interest margin was 4.44% for 2012, 4.35% for 2011, and 3.78% for 2010.

During 2008, the Federal Open Market Committee of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it has remained through 2012. This historically low rate environment has had a significant effect on the Company’s net interest margin. Based on recent FRB pronouncements, rates are expected to remain at or near historical lows for the foreseeable future.

Net interest income on a taxable equivalent basis increased $13,899,000 or 48.7% in 2011 from 2010.  The increase in net interest income in 2011 was primarily due to the July 2011 merger with MidCarolina. Yields on loans were 6.05% in 2011 compared to 5.39% in 2010, driven primarily by $5,162,000 in loan accretion income recorded in second half of 2011. Loan yields were also positively impacted by generally higher contractual yields in the MidCarolina portfolio. Cost of funds were mostly lower in 2011 compared to 2010, especially with respect to time deposits, which were 1.63% for 2011 compared to 2.12% for 2010. Deposit yields for demand account increased to 0.21% in 2011 from 0.08% in 2010 as a result of the merger and the impact of MidCarolina pricing on their existing transaction accounts.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2012	2011	2010	2012	2011	2010	2012	2011	2010
Loans:
Commercial	$128,031	$107,376	$77,382	$6,642	$4,947	$3,694	5.19%	4.61%	4.77%
Real estate	677,314	559,656	440,318	42,088	35,298	24,045	6.21	6.31	5.46
Consumer	8,359	7,734	6,774	605	575	541	7.24	7.43	7.99
Total loans	813,704	674,766	524,474	49,335	40,820	28,280	6.06	6.05	5.39

Securities:
Federal agencies and GSE	36,066	36,247	59,960	545	946	1,917	1.51	2.61	3.20
Mortgage-backed and CMOs	94,183	75,902	50,178	1,906	2,148	1,957	2.02	2.83	3.90
State and municipal	182,939	151,254	86,439	7,829	6,872	4,478	4.28	4.54	5.18
Other	11,654	7,038	6,719	435	279	240	3.73	3.96	3.57
Total securities	324,842	270,441	203,296	10,715	10,245	8,592	3.30	3.79	4.23

Deposits in other banks	32,080	29,394	27,063	80	127	360	0.25	0.43	1.33

Total interest earning assets	1,170,626	974,601	754,833	60,130	51,192	37,232	5.14	5.25	4.93

Nonearning assets	132,455	102,493	72,589

Total assets	$1,303,081	$1,077,094	$827,422

Deposits:
Demand	$142,296	$137,211	$94,236	190	290	76	0.13	0.21	0.08
Money market	174,027	132,906	73,358	521	572	371	0.30	0.43	0.51
Savings	78,358	68,038	63,484	111	98	88	0.14	0.14	0.14
Time	443,549	382,008	291,536	6,021	6,243	6,173	1.36	1.63	2.12
Total deposits	838,230	720,163	522,614	6,843	7,203	6,708	0.82	1.00	1.28

Customer repurchase
agreements	46,939	46,411	59,270	148	325	382	0.32	0.70	0.64
Other short-term borrowings	496	66	87	2	-	-	0.42	0.00	0.00
Long-term borrowings	37,415	30,991	29,192	1,148	1,252	1,629	3.07	4.04	5.58
Total interest bearing
liabilities	923,080	797,631	611,163	8,141	8,780	8,719	0.88	1.10	1.43

Noninterest bearing
demand deposits	213,129	143,204	103,208
Other liabilities	8,025	5,939	3,991
Shareholders' equity	158,847	130,320	109,060
Total liabilities and
shareholders' equity	$1,303,081	$1,077,094	$827,422

Interest rate spread							4.26%	4.15%	3.50%
Net interest margin							4.44%	4.35%	3.78%

Net interest income (taxable equivalent basis)				51,989	42,412	28,513
Less: Taxable equivalent adjustment				2,324	2,005	1,299
Net interest income				$49,665	$40,407	$27,214

Index

      The following table presents the dollar amount of changes in interest income and interest expense, and distinguishes between changes resulting from fluctuations in average balances of interest earning assets and interest bearing liabilities (volume),and changes resulting from fluctuations in average interest rates on such assets and liabilities (rate).  Changes attributable to both volume and rate have been allocated proportionately.

Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2012 vs. 2011			2011 vs. 2010
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,695	$671	$1,024	$1,253	$(133)	$1,386
Real estate	6,790	(528)	7,318	11,253	4,094	7,159
Consumer	30	(16)	46	34	(39)	73
Total loans	8,515	127	8,388	12,540	3,922	8,618
Securities:
Federal agencies and GSE	(401)	(396)	(5)	(971)	(308)	(663)
Mortgage-backed and CMOs	(242)	(692)	450	191	(633)	824
State and municipal	957	(417)	1,374	2,394	(609)	3,003
Other securities	156	(17)	173	39	27	12
Total securities	470	(1,522)	1,992	1,653	(1,523)	3,176
Deposits in other banks	(47)	(58)	11	(233)	(262)	29
Total interest income	8,938	(1,453)	10,391	13,960	2,137	11,823

Interest expense
Deposits:
Demand	(100)	(110)	10	214	167	47
Money market	(51)	(201)	150	201	(62)	263
Savings	13	(2)	15	10	4	6
Time	(222)	(1,145)	923	70	(1,594)	1,664
Total deposits	(360)	(1,458)	1,098	495	(1,485)	1,980
Customer repurchase
agreements	(177)	(181)	4	(57)	31	(88)
Other borrowings	(102)	(346)	244	(377)	(471)	94
Total interest expense	(639)	(1,985)	1,346	61	(1,925)	1,986
Net interest income	$9,577	$532	$9,045	$13,899	$4,062	$9,837

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities. Earnings for all of 2012 and for the second half of 2011 were favorably impacted by the July 2011 merger with MidCarolina.

2012 compared to 2011

Noninterest income was $11,410,000 in 2012 compared to $9,244,000 in 2011, an increase of $2,166,000 or 23.4%.

Fees from the management of trusts, estates, and asset management accounts were $3,703,000 in 2012 compared to $3,561,000 in 2011, a $142,000 or 4.0% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue.

Service charges on deposit accounts were $1,757,000 in 2012 compared to $1,963,000 in 2011, a $206,000 or 10.5% decrease. The almost contemporaneous nature of the merger, in July 2011, and the management information system conversion, in February 2012, resulted in some operational decisions that had a short term negative impact on service charge income.  Management expects an improving trend in this revenue category moving into 2013.

Index

        Other fees and commissions were $1,768,000 in 2012 compared to $1,510,000 in 2011, a $258,000 or 17.1% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $2,234,000 in 2012 compared to $1,262,000 in 2011, a $972,000 or 77.0% increase.  Historically low mortgage rates have impacted the demand for refinanced mortgages from credit qualified borrowers. Volume during the year exceeded $100 million.

Securities gains were $158,000 in 2012 compared to a loss of $1,000 in 2011.

Other noninterest income was $1,790,000 in 2012 compared to $949,000 in 2011, an $841,000 or 88.6% increase.  This increase was primarily due to the sale of the Riverside branch office property that had been closed in 2009. This transaction generated a net gain on sale of $495,000 for 2012. Brokerage income was up $157,000 in 2012 over 2011.

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

Noninterest Expense

2012 compared to 2011

Noninterest expense was $36,643,000 in 2012 compared to $30,000,000 in 2011, an increase of $6,643,000 or 22.1%.

Salaries were $15,785,000 in 2012 compared to $12,409,000 in 2011, an increase of $3,376,000 or 27.2%. Employee benefits were $3,604,000 in 2012 compared to $2,681,000 in 2011, an increase of $923,000 or 34.4%.  The biggest driver in these increases was the MidCarolina merger, which impacted 2012 for a full year and 2011 for the second half of the year. Total full time equivalent employees were 242 at the end of 2010, 315 at the end of 2011, and 307 at the end of 2012.

Occupancy and equipment expense were $3,951,000 for 2012 compared to $3,199,000 for 2011, an increase of $752,000 or 23.5%. The MidCarolina merger resulted in an additional $376,000 in depreciation expense and an additional $106,000 in lease expense.

FDIC insurance assessment was $692,000 in 2012 compared to $651,000 in 2011, an increase of $41,000 or 6.3%.

Index

Bank franchise tax was $690,000 in 2012 compared to $763,000 in 2011, a decrease of $73,000 or 9.6%.The decrease was related to a larger portion of the Bank’s assets being in a lower franchise tax jurisdiction.

Core deposit intangible amortization was $1,935,000 in 2012 compared to $1,282,000 in 2011, an increase of $653,000 or 50.9%.

        Foreclosed real estate ("OREO") expense includes expenses related to properties in a foreclosed status as well as any gains or losses recorded on the sale of foreclosed real estate during the year.  OREO expense in 2012 was $528,000 ($414,000 in OREO related expenses plus $114,000 in net losses on OREO sales).  In 2011, OREO expense was $296,000 ($417,000 in OREO related expense less $121,000 net gains on OREO sales).   Management has been actively attempting to resolve these assets.  During 2012 and 2011, several major loans acquired with deteriorated credit quality were transferred to OREO and subsequently sold. These relationships involved a significant amount of related legal and other expense during the complex and somewhat lengthy credit remediation and resolution process.
Merger related expenses associated with the acquisition of MidCarolina totaled $19,000 in 2012 compared to $1,607,000, a decrease of $1,588,000 as virtually all merger related expenses were incurred in 2011.

Other noninterest expense was $9,439,000 in 2012 compared to $7,112,000 in 2011, an increase of $2,327,000 or 32.7%.  The MidCarolina merger resulted in an overall increase in operating expenses. The largest drivers during 2012 included advertising, increased $205,000; consultant fees, increased $269,000; legal expenses, increased $226,000; loan related expenses, increased $405,000.  The increase in consultant fees was mostly related to management of the investment portfolio. The increase in legal expense was almost entirely related to the resolution of a number of problem credits.

2011 compared to 2010

Noninterest expense was $30,000,000 in 2011 compared to $23,379,000 in 2010, an increase of $6,621,000 or 28.3%.

Salaries were $12,409,000 in 2011 compared to $10,063,000 in 2010, an increase of $2,346,000 or 23.3%.

Employee benefits were $2,681,000 in 2011 compared to $2,442,000 in 2010, an increase of $239,000 or 9.8%.

Occupancy and equipment expense were $3,199,000 for 2011 compared to $2,936,000 for 2010, an increase of $263,000 or 9.0%.

FDIC insurance assessment was $651,000 in 2011 compared to $795,000 in 2010, a decrease of $144,000 or 18.1%.

Merger related expenses associated with the acquisition of MidCarolina totaled $1,607,000. There were no comparable expenses in 2010.

Other noninterest expense was $7,112,000 in 2011 compared to $5,341,000 in 2010, an increase of $1,771,000 or 33.2%.

Income Taxes

Income taxes on 2012 earnings amounted to $6,293,000, resulting in an effective tax rate of 28.2%, compared to 29.8% in 2010 and 27.8% in 2010.  The major difference between the statutory rate and the effective rate results from income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Index

Fair Value Impact to Net Income

The July 2011 merger with MidCarolina has had a material and positive impact on earnings. The following tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the merger on net interest income and pretax income for the years ended December 31, 2012 and 2011.

			December 31, 2012
(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2011	For the Year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(15,908)	$6,098	$(9,631)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,056)	2,616	(2,165)	(2)
Time deposits	Income	(110)	110	-
Time deposits - brokered	Income	(694)	416	(278)
FHLB advances	Expense	131	(22)	109
Trust preferred securities	Expense	2,171	(105)	2,066
Net Interest Income			9,113

Non-interest (expense)
Amortization of core deposit intangible	Expense	$5,652	(1,558)	$4,094
Net non-interest expense			(1,558)

Change in pretax income			$7,555

(1) - Remaining discount balance includes $179,000 in charge-offs against the mark
(2) - Remaining discount balance includes $3,725,000 in reclassifications from the non-accretable difference

Index

			December 31, 2011
(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on July 1, 2011	For the year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(20,740)	$4,528	$(15,908)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,690)	634	(1,056)
Time deposits	Income	(176)	66	(110)
Time deposits - brokered	Income	(902)	208	(694)
FHLB advances	Expense	142	(11)	131
Trust preferred securities	Expense	2,218	(47)	2,171
Net Interest Income			5,400

Non-interest (expense)
Amortization of core deposit intangible	Expense	$6,556	(904)	$5,652
Net non-interest expense			(904)

Change in pretax income			$4,496

(1) - Remaining discount balance includes $304,000 in charge-offs against the mark
Impact of Inflation and Changing Prices

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

Market Risk Management

Effectively managing market risk is essential to achieving the Company’s financial objectives.  Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices.  The Company is generally not subject to currency exchange risk or commodity price risk.  The Company’s primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk.  Both are discussed in the following sections.

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset Liability Committee (“ALCO”) and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

 The Company uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation takes into account current balance sheet volumes and the scheduled repricing dates instrument level optionality, and maturities of assets and liabilities.  It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at December 31, 2012 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent FRB policy.

Index

Earnings Simulation

Table 4 shows the estimated impact of changes in interest rates on net interest income as of December 31, 2012, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2012
	Change in net interest income

Change in interest rates	Amount	Percent

Up 4%	$9,722	21.9%
Up 3%	$7,191	16.2%
Up 2%	$4,611	10.4%
Up 1%	$2,096	4.7%

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

Economic Value Simulation

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Economic values are calculated based on discounted cash flow analysis. The net economic value of equity is the economic value of all assets minus the economic value of all liabilities. The change in net economic value over different rate environments is an indication of the longer-term earnings capability of the balance sheet. The same assumptions are used in the economic value simulation as in the earnings simulation. The economic value simulation uses instantaneous rate shocks to the balance sheet.

Index

        The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2012 (dollars in thousands):

Estimated Changes in Economic Value of Equtiy
(dollars in thousands)

	December 31, 2012

Change in interest rates	Amount	$ Change	% Change

Up 4%	$187,657	$42,449	29.2%
Up 3%	$179,672	$34,464	23.7%
Up 2%	$169,242	$24,034	16.6%
Up 1%	$156,309	$11,101	7.6%
Flat	$145,208

        Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Liquidity Risk Management

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities in a timely manner.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds or depositors desiring to withdraw funds.  Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk and liquidity position.  The Company uses a computer simulation model to assist in the management of the future liquidity needs of the Company.

Liquidity sources include on balance sheet and off balance sheet sources.

Balance sheet liquidity sources include cash, amounts due from banks, loan repayments, and increases in deposits. The Company also maintains a large, high quality, very liquid bond portfolio, which is generally 50% to 60% unpledged and would, accordingly, be available for sale if necessary.

Off balance sheet sources include lines of credit from the Federal Home Loan Bank of Atlanta (“FHLB”), federal funds lines of credit, and access to the Federal Reserve Bank of Richmond’s discount window

Management believes that these sources provide sufficient and timely liquidity, both on and off balance sheet.

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2012, principal advance obligations to the FHLB consisted of $10,079,000 in fixed-rate, long-term advances and $0 in short-term advances compared to $10,206,000 in long-term advances and $3,000,000 in short-term advances at December 31, 2011.  The Company also had outstanding $72,700,000 in letters of credit at December 31, 2012 and $72,000,000 at December 31, 2011, respectively. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and thereby increasing on balance sheet liquidity.

Short term borrowing is discussed in footnote 10 and long-term borrowing is discussed in footnote 11 to the attached Consolidated Financial Statements.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and, additionally, has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at December 31, 2012.

Index

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of December, 31, 2012 and 2011 was $22,150,000 and $18,223,000, respectively.

 At the end of 2012 the FDIC’s Transaction Account Guarantee program (‘TAG”) expired. TAG provided unlimited deposit insurance on noninterest bearing transaction accounts. In anticipation of this change, the Bank decided to participate in a new product from Promontory, Insured Cash Sweep. This product provides the Bank will the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is very analogous to the CDARs product discussed above. Based on experience in early 2013, management has determined that the expiration of TAG has been a low profile event with very little impact on the Company’s liquidity.

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

The continuing economic challenges on a local, regional and national level have resulted in a significant slowdown in business activity throughout 2012 and continuing into 2013. The Company is cognizant of the continuing historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Index

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

(in thousands, except yields)

	December 31,
	2012		2011		2010

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$1,000	2.70%	$2,597	3.30%	$25,256	2.99%
1 to 5 years	38,929	1.03	20,048	1.84	16,960	1.84
5 to 10 years	2,529	0.93	9,426	2.64	15,076	2.92
Total	42,458	1.07	32,071	2.20	57,292	2.63

Mortgage-backed:
Within 1 year	1	4.89	-	-	187	4.11
1 to 5 years	3,049	4.51	1,886	3.66	1,680	4.91
5 to 10 years	25,220	2.05	34,930	2.50	19,563	4.56
Over 10 years	53,315	2.24	65,628	2.46	40,698	2.93
Total	81,585	2.27	102,444	2.49	62,128	3.50

State and Municipal:
Within 1 year	5,889	2.81	5,218	4.86	1,982	5.11
1 to 5 years	50,803	2.72	42,345	3.30	25,212	3.73
5 to 10 years	94,254	4.10	81,267	4.23	49,108	4.70
Over 10 years	38,864	4.88	54,122	4.73	31,969	5.09
Total	189,810	3.85	182,952	4.18	108,271	4.60

Other Securities:
Within 1 year	-	-	1,988	6.28	-	-
1 to 5 years	1,183	1.74	324	11.80	1,974	6.28
5 to 10 years	5,134	2.69	-	-	-	-
Total	6,317	2.51	2,312	7.06	1,974	6.28

Total portfolio	$320,170	3.05%	$319,779	3.46%	$229,665	3.82%

Loans

         In December 2010, the Company announced the merger transaction with MidCarolina. In anticipation of a significant increase in the size and complexity of the loan portfolio, the Company reviewed, reorganized, and augmented its lending and credit functions significantly. Most notably, the Company created the positions of Senior Credit Officer for Virginia and Senior Credit Officer for North Carolina, both of whom report to the Company’s Chief Credit Officer.

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Average loans increased $138,938,000, or 20.59% from 2011 to 2012, and increased $150,292,000, or 28.66% from 2010 to 2011, primarily driven by the July merger with MidCarolina.

At December 31, 2012, total loans were $788,705,000, a decrease of $36,053,000 or 4.4% from the prior year.  The net decrease in loans is primarily related to a deliberate strategy to reduce problem loans acquired in the MidCarolina merger. The decline was the combined impact of several large relationships being moved to other institutions, charge offs within the merger-date credit mark, and a relatively small amount of charge offs outside the credit mark. Loan volumes in the Virginia market were basically unchanged during 2012.

Index

Loans held for sale totaled $13,852,000 at December 31, 2012, and $6,330,000 at December 31, 2011.  Production volume for 2012 exceeded $100 million, almost double the level of 2011. These loans were approximately 60% refinancing, 40% purchase. Management expects a gradual slowdown in this business line.

        Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following chart presents the Company’s portfolio for the past five years by segment.

Loans

	December 31,
(in thousands)	2012	2011	2010	2009	2008

Real estate:
Construction and land development	$48,812	$54,433	$37,168	$40,371	$63,361
Commercial real estate	355,433	351,961	210,393	208,066	207,160
Residential real estate	161,033	179,812	119,398	121,639	136,480
Home equity	91,313	96,195	61,064	64,678	57,170
Total real estate	656,591	682,401	428,023	434,754	464,171

Commercial and industrial	126,192	134,166	85,051	86,312	98,546
Consumer	5,922	8,191	7,707	6,925	8,393
Total loans	$788,705	$824,758	$520,781	$527,991	$571,110

 The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Loans by Geographic Region

	December 31, 2012
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2011

Danville region	$195,788	24.8%	1.1%
Central region	149,567	19.0	2.0
Southside region	102,946	13.1	(5.4)
Eastern region	69,774	8.8	0.6
Alamance region	191,397	24.3	(10.7)
Guilford region	79,233	10.0	(14.0)
Total loans	$788,705	100.0%	(4.4)

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

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2012 or 2011, loans to lessors of nonresidential buildings represented 11.8% of total loans at December 31, 2012 and 13.8% at December 31, 2011; the lessees and lessors are engaged in a variety of industries.

Index

The following table presents the maturity schedule of selected loan types.

Maturities of Selected Loan Types
December 31, 2012

	Commercial
	and	Real Estate
(in thousands)	Industrial (1)	Construction	Total

1 year or less	$49,494	$17,495	$66,989
1 to 5 years (2)	34,656	11,916	46,572
After 5 years (2)	42,042	19,401	61,443
Total	$126,192	$48,812	$175,004

(1) includes agricultural loans.
(2) Of the loans due after one year, $103,694 have predetermined interest rates and $4,321 have floating or adjustable interest rates.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The Company uses certain practices to manage its credit risk.  These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by the Loan Review department, which operates independently of loan production, (f) regular meetings of the Credit Committees to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (g) regular meetings of the Asset Quality Committee which reviews the status of individual loans.

Risk grades are assigned as part of the origination process. From time to time risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company’s Credit Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance, factors which are considered include, but are not limited to, historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, trends in appraisal results relative to original loan to value estimates, national, regional, and local economic conditions and trends, legal, regulatory, and collateral factors.

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

Since the financial crisis that began in 2008, the Company has increased its focus on national and regional economic factors, as well as the potential impact of fiscal and monetary policy on the conduct of business in our market areas. In addition, over the last several years, the Company has noted a trend in commercial real estate appraisals indicating an overall continuing decline in collateral values. It is difficult to objectively quantify the relationship between these factors and need for an incrementally larger allowance for loan loss. But, the Company is convinced that until there is a palpable and consistent improvement in these trends, relatively larger reliance on these factors is warranted in the loss analysis process.

Index

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

For the years ended December 31, 2012, 2011, and 2010, the allowance for loan losses was $12,118,000, $10,529,000, and $8,420,000, respectively.  The allowance for loan losses as a percentage of loans at each of those dates was 1.54%, 1.28%, and 1.62%, respectively.  As noted above, the Company considers numerous quantitative and qualitative factors in determining its allowance adequacy. Since the July 2011 merger with MidCarolina, the Bank must also evaluate the purchased acquired loans for impairment, especially with regard to the loans acquired with deteriorated credit quality. A large percentage of the Bank’s acquired North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the merger, approximately $66,651,000 of the acquired loan portfolio has renewed under such terms and are considered as part of the regular loan loss allowance analysis.

The provision for loan losses for the same years was $2,133,000, $3,170,000, and $1,490,000, respectively. The increased provision expense for 2011 was primarily in recognition of the rapid maturity and renewal of performing acquired loans associated with the merger.

Net loan charge-offs totaled $544,000 in 2012, $1,061,000 in 2011, and $1,236,000 in 2010.  Net charge offs to average loans during the same years totaled 0.07%, 0.16%, and 0.24%, respectively. The atypically low net charge-offs for 2012 were impacted by a single large first quarter loan recovery of approximately $600,000, which had been charged off prior to the MidCarolina merger.

Index

The following table presents the Company’s loan loss and recovery experience for the past five years.

Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2011	2011	2010	2009	2008

Balance at beginning of period	$10,529	$8,420	$8,166	$7,824	$7,395

Charge-offs:
Construction and land development	202	529	-	130	1,007
Commercial real estate	370	173	666	303	61
Residential real estate	579	641	310	609	196
Home equity	115	230	135	245	62
Total real estate	1,266	1,573	1,111	1,287	1,326
Commercial and industrial	748	163	306	163	63
Consumer	72	127	114	151	175
Total charge-offs	2,086	1,863	1,531	1,601	1,564

Recoveries:
Construction and land development	87	36	147	2	71
Commercial real estate	388	270	9	15	101
Residential real estate	252	40	29	5	3
Home equity	27	10	2	1	-
Total real estate	754	356	187	23	175
Commercial and industrial	707	373	32	165	18
Consumer	81	73	76	93	180
Total recoveries	1,542	802	295	281	373

Net charge-offs	544	1,061	1,236	1,320	1,191
Provision for loan losses	2,133	3,170	1,490	1,662	1,620
Balance at end of period	$12,118	$10,529	$8,420	$8,166	$7,824

Index

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years.

Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,450	16.0%	$1,236	16.3%	$751	16.3%	$1,604	16.4%	$856	17.3%

Commercial
real estate	6,822	51.2	5,719	49.3	4,623	47.5	3,565	47.0	4,307	47.4

Residential
real estate	3,638	32.0	3,412	33.5	2,929	34.7	2,849	35.3	2,335	33.9

Consumer	208	0.8	162	1.0	117	1.5	148	1.3	326	1.4
Total	$12,118	100.0%	$10,529	100.0%	$8,420	100.0%	$8,166	100.0%	$7,824	100.0%

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

       The following table provides certain qualitative indicators relevant to the Company’s loan portfolio for the past five years.

	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008

Allowance to loans*	1.54%	1.28%	1.62%	1.55%	1.37%
Net charge-offs to year-end allowance	4.49	10.08	14.68	16.16	15.22
Net charge-offs to average loans	0.07	0.16	0.24	0.24	0.21
Nonperforming assets to total assets*	0.90	1.46	0.76	0.87	0.91
Nonperforming loans to loans*	0.67	1.66	0.50	0.69	0.50
Provision to net charge-offs	392.10	298.77	120.52	125.91	136.02
Provision to average loans	0.26	0.47	0.29	0.30	0.29
Allowance to nonperforming loans*	227.95	76.74	324.22	224.22	275.01

* - at year end

Index

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more, and any loans classified as troubled debt restructurings.  Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.67% at December 31, 2012 compared to 1.66% at December 31, 2011.  The decrease was primarily the result of a continued strategy to reduce the level of acquired problem assets.

Nonperforming assets include nonperforming loans and foreclosed real estate, including acquired impaired loans.  Nonperforming assets represented 0.90% of total assets at December 31, 2012, compared to 1.46% at December 31, 2011.

There were $1,755,000 in troubled debt restructurings at December 31, 2012 compared to $656,000 at December 31, 2011.

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

Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The Company strictly adheres with this policy before restoring a loan to normal accrual status.

The $5,316,000 in nonaccrual loans shown on the following table includes $1,514,000 in impaired loans. The remaining $3,802,000 in nonaccrual loans were not considered impaired because they constitute a pool of smaller balance, homogenous loans and purchased acquired impaired loans, which were collectively evaluated for impairment and determined to be not impaired.

Index

The following table presents the Company’s nonperforming asset history, including acquired impaired loans over the past five years.

Nonperforming Assets
(in thousands)
	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans:
Real estate	$5,261	$11,651	$2,181	$3,138	$2,730
Commercial	52	1,820	401	463	73
Agricultural	-	-	-	-	-
Consumer	3	49	15	41	42
Total nonaccrual loans	5,316	13,520	2,597	3,642	2,845

Loans past due 90 days
and accruing interest:
Real estate	-	197	-	-	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	197	-	-	-

Total nonperforming loans	5,316	13,717	2,597	3,642	2,845

Foreclosed real estate	6,193	5,353	3,716	3,414	4,311

Total nonperforming assets	$11,509	$19,070	$6,313	$7,056	$7,156

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans,  as of year-end in the years indicated.

Impaired Loans
(in thousands)

	December 31,
	2012	2011	2010	2009	2008

Not on nonaccrual status	$499	$313	$560	$2,067	$1,921
On nonaccrual status	2,548	2,925	-	1,757	1,271
Total impaired loans	$3,047	$3,238	$560	$3,824	$3,192

Foreclosed Assets

Foreclosed assets were carried on the consolidated balance sheets at $6,193,000 and $5,353,000 as of December 31, 2012 and 2011, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.  The following table shows Other Real Estate Owned over the past five years.

Index
Other Real Estate Owned
(in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008

Construction and land development	$3,290	$3,001	$2,293	$2,521	$3,634
Farmland	236	-	-	-	-
1-4 family residential	1,090	1,267	1,078	125	677
Multifamily (5 or more) residential	1,012	-	-	-	-
Commercial real estate	565	1,085	345	768	-
	$6,193	$5,353	$3,716	$3,414	$4,311

        Foreclosed asset expense, net, was $528,000 for 2012 and $296,000 for 2011.

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits increased $187,992,000 or 21.8% in 2012 after increasing $237,545,000 or 38.0% in 2011.  This increase was primarily attributed to the merger with MidCarolina.

Period-end total deposits decreased $31,087,000 or 2.9% from December 31, 2011 to December 31, 2012.  The decrease was primarily the result of a reduction in the level of wholesale funding, which decreased by $29,810,000. The Company has a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, which totaled $7,314,000 at year end 2012, compared to $41,051,000 at year end 2011. They also included time deposits through the CDARs program, which totaled $22,150,000 at year end 2012, compared to $18,223,000 at year end 2011. During that same period, demand deposits increased $2,493,000 or 0.7%, money market deposits decreased $16,236,000 or 8.9%, savings deposits increased $6,942,000 or 9.4%, and certificates of deposit decreased $24,286,000 or 5.6%.

Deposits
(dollars in thousands)

	December 31,
	2012		2011		2010
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing deposits	$213,129	-%	$143,204	-%	$103,208	-%

Interest bearing accounts:
NOW accounts	$142,296	0.13%	$137,211	0.21%	$94,236	0.08%
Money market	174,027	0.30	132,906	0.43	73,358	0.51
Savings	78,358	0.14	68,038	0.14	63,484	0.14
Time	443,549	1.36	382,008	1.63	291,536	2.12
Total interest bearing deposits	$838,230	0.82%	$720,163	1.00%	$522,614	1.28%

Average total deposits	$1,051,359	0.65%	$863,367	0.83%	$625,822	1.07%

           The significant increase in noninterest bearing deposits was the result of a full year of the MidCarolina merger for 2012 compared to six months in 2011.

Index

Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2012 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$19,510
Over 3 through 6 months	13,622
Over 6 through 12 months	50,457
Over 12 months	165,657
$249,246

Certificates of Deposit of $250,000 or More
(in thousands)

Certificates of deposit at December 31, 2012 in amounts of $250,000 or more were classified by maturity as follows:

3 months or less	$9,809
Over 3 through 6 months	4,348
Over 6 through 12 months	18,651
Over 12 months	99,460
$132,268

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, or its agencies (“GSEs”) and generally mature daily.  The Company considers these accounts to be a stable and relatively low cost source of funds.  The securities underlying these agreements remain under the Company’s control.  Refer to Notes 11 and 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.

The following table presents information pertaining to the Company’s short-term borrowed funds.

Short-Term Borrowings
(dollars in thousands)

	December 31,
	2012	2011

Customer repurchase agreements	$49,942	$45,575
FHLB overnight borrowings	-	3,000
Total	$49,942	$48,575

Weighted interest rate	0.68%	0.68%

Average for the year ended:
Outstanding	$47,435	$46,477
Interest rate	0.32%	0.70%

Maximum month-end outstanding	$65,714	$50,329

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2012, the Bank’s public deposits totaled $113,535,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2012, the Company had $72,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Index

Shareholders’ Equity

The Company’s goal with capital management is to be classified as “well capitalized” under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders’ equity was $163,246,000 at December 31, 2012 and $152,829,000 at December 31, 2011.

The Company declared and paid quarterly dividends totaling $0.92 for each of the past three years.  Cash dividends in 2012 totaled $7,212,000 and represented a 45.1% payout of 2012 net income, compared to a 55.5% payout in 2011, and 68.1% payout in 2010.

One measure of a financial institution’s capital level is the ratio of shareholders’ equity to assets.  Shareholders’ equity was 12.72% of assets at December 31, 2012, 11.71% of assets at December 31, 2011 and 12.97% of assets at December 31, 2010.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or “risk weights,” be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholder’s equity and trust preferred capital notes, while Tier 2 capital consists generally of qualifying allowance for loan losses. “Total” capital is the sum of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average quarterly assets less intangible assets.

The following table represents the major capital ratios for the Company for the past five years:

	December 31,
	2012	2011	2010	2009	2008
Capital Ratios:
Total risk-based capital ratio	17.00%	15.55%	19.64%	18.82%	17.92%
Tier 1 risk-based capital ratio	15.75%	14.36%	18.38%	17.56%	16.67%
Tier 1 leverage ratio	11.27%	10.32%	12.74%	12.81%	13.04%
Tangible equity to tangible assets ratio	9.64%	8.52%	10.41%	10.48%	10.17%

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2012 and 2011, that the Company met the requirements to be considered “well capitalized.”

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

While the American Series A  Preferred Stock was subject to redemption at 104.5% of par during the twelve month period beginning August 15, 2011, the Company paid 62% of par (or an aggregate purchase price of $3.1 million) to repurchase all 5,000 outstanding shares from the sole holder of the stock.  Settlement for the repurchase was effected on November 18, 2011. The discount on the redemption of the American Series A Preferred stock was reflected in retained earnings for the Company.

Index

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2012 (in thousands):

	Payments Due By Period
					More than
	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

Time deposits	$409,568	$162,637	$50,921	$196,008	$2
Repurchase agreements	49,942	49,942	-	-	-
FHLB borrowings	10,079	-	188	9,891	-
Operating leases	1,991	463	758	556	214
Trust preferred capital notes	27,317	-	-	-	27,317

OFF-BALANCE SHEET ACTIVITIES

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and the MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries.  Refer to Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of trust preferred capital notes.  Off-balance sheet transactions were as follows (in thousands):

	December 31,
Off-Balance Sheet Transactions	2012	2011

Commitments to extend credit	$170,202	$191,957
Standby letters of credit	4,591	2,961
Mortgage loan rate-lock commitments	9,486	5,387

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        This information is incorporated herein by reference from Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$15,342	$14,886	$13,546	$14,032	$57,806
Interest expense	2,170	2,070	2,046	1,855	8,141

Net interest income	13,172	12,816	11,500	12,177	49,665
Provision for loan losses	733	733	333	334	2,133
Net interest income after provision for loan losses	12,439	12,083	11,167	11,843	47,532

Noninterest income	3,234	2,800	2,690	2,686	11,410
Noninterest expense	9,927	8,833	8,880	9,003	36,643

Income before income taxes	5,746	6,050	4,977	5,526	22,299
Income taxes	1,571	1,776	1,338	1,608	6,293
Net income	4,175	4,274	3,639	3,918	16,006

Per common share:
Net income - basic	$0.53	$0.55	$0.46	$0.50	$2.04
Net income - diluted	0.53	0.54	0.46	0.50	2.04
Cash dividends	0.23	0.23	0.23	0.23	0.92

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$8,661	$8,570	$14,779	$17,177	$49,187
Interest expense	2,056	1,971	2,436	2,317	8,780

Net interest income	6,605	6,599	12,343	14,860	40,407
Provision for loan losses	337	336	525	1,972	3,170
Net interest income after provision for loan losses	6,268	6,263	11,818	12,888	37,237

Noninterest income	1,971	1,988	2,698	2,587	9,244
Noninterest expense	5,779	7,028	8,564	8,629	30,000

Income before income taxes	2,460	1,223	5,952	6,846	16,481
Income taxes	682	211	1,823	2,194	4,910

Net income	1,778	1,012	4,129	4,652	11,571
Dividends on preferred stock	-	-	51	52	103
Net income available to common shareholders	$1,778	$1,012	$4,078	$4,600	$11,468

Per common share:
Net income - basic	$0.29	$0.16	$0.52	$0.59	$1.64
Net income - diluted	0.29	0.16	0.52	0.59	1.64
Cash dividends	0.23	0.23	0.23	0.23	0.92

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and subsidiaries’ internal control over financial reporting.

Winchester, Virginia
March 14, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  American National Bankshares Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Index

In our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of American National Bankshares Inc. and subsidiaries and our report dated March 14, 2013 expressed an unqualified opinion.

Winchester, Virginia
March 14, 2013

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(Dollars in thousands, except per share data)

ASSETS	2012	2011
Cash and due from banks	$20,435	$22,561
Interest-bearing deposits in other banks	27,007	6,332

Securities available for sale, at fair value	335,246	333,366
Restricted stock, at cost	5,287	6,019
Loans held for sale	13,852	6,330

Loans, net of unearned income	788,705	824,758
Less allowance for loan losses	(12,118)	(10,529)
Net loans	776,587	814,229

Premises and equipment, net	24,543	25,674
Other real estate owned, net of valuation allowance
of $2,367 in 2012 and $1,902 in 2011	6,193	5,353
Goodwill	39,043	38,899
Core deposit intangibles, net	4,660	6,595
Bank owned life insurance	13,487	13,058
Accrued interest receivable and other assets	17,347	26,290
Total assets	$1,283,687	$1,304,706

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$217,275	$179,148
Demand deposits -- interest bearing	153,578	189,212
Money market deposits	166,111	182,347
Savings deposits	81,135	74,193
Time deposits	409,568	433,854
Total deposits	1,027,667	1,058,754

Short-term borrowings:
Customer repurchase agreements	49,942	45,575
Other short-term borrowings	-	3,000
Long-term borrowings	10,079	10,206
Trust preferred capital notes	27,317	27,212
Accrued interest payable and other liabilities	5,436	7,130
Total liabilities	1,120,441	1,151,877

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,846,912 shares outstanding at December 31, 2012 and
7,806,869 shares outstanding at December 31, 2011	7,847	7,807
Capital in excess of par value	57,211	56,395
Retained earnings	90,591	81,797
Accumulated other comprehensive income, net	7,597	6,830
Total shareholders' equity	163,246	152,829
Total liabilities and shareholders' equity	$1,283,687	$1,304,706

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share data)

	2012	2011	2010
Interest and Dividend Income:
Interest and fees on loans	$49,189	$40,688	$28,148
Interest and dividends on securities:
Taxable	4,044	4,595	5,042
Tax-exempt	4,280	3,646	2,288
Dividends	213	131	95
Other interest income	80	127	360
Total interest and dividend income	57,806	49,187	35,933
Interest Expense:
Interest on deposits	6,843	7,203	6,708
Interest on short-term borrowings	150	325	382
Interest on long-term borrowings	335	229	256
Interest on trust preferred capital notes	813	1,023	1,373
Total interest expense	8,141	8,780	8,719
Net Interest Income	49,665	40,407	27,214
Provision for Loan Losses	2,133	3,170	1,490
Net Interest Income after Provision for Loan Losses	47,532	37,237	25,724
Noninterest Income:
Trust fees	3,703	3,561	3,391
Service charges on deposit accounts	1,757	1,963	1,897
Other fees and commissions	1,768	1,510	1,163
Mortgage banking income	2,234	1,262	1,560
Securities gains (losses), net	158	(1)	126
Other	1,790	949	977
Total noninterest income	11,410	9,244	9,114
Noninterest Expense:
Salaries	15,785	12,409	10,063
Employee benefits	3,604	2,681	2,442
Occupancy and equipment	3,951	3,199	2,936
FDIC assessment	692	651	795
Bank franchise tax	690	763	670
Core deposit intangible amortization	1,935	1,282	378
Foreclosed real estate, net	528	296	754
Merger related expenses	19	1,607	-
Other	9,439	7,112	5,341
Total noninterest expense	36,643	30,000	23,379
Income Before Income Taxes	22,299	16,481	11,459
Income Taxes	6,293	4,910	3,181
Net Income	16,006	11,571	8,278
Dividends on preferred stock	-	103	-
Net income available to common shareholders	$16,006	$11,468	$8,278

Net Income Per Common Share:
Basic	$2.04	$1.64	$1.35
Diluted	$2.04	$1.64	$1.35
Average Common Shares Outstanding:
Basic	7,834,351	6,982,524	6,123,870
Diluted	7,845,652	6,989,877	6,131,650

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the years Ended December 31, 2012, 2011, 2010
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010

Net income	$16,006	$11,571	$8,278

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,647	11,622	(2,064)
Income tax (expense) benefit	(576)	(4,068)	723

Reclassification adjustment for (gains) losses on securities	(158)	1	(157)
Income tax expense	55	-	55

Reclassification adjustment for losses on securities
other-than temporarily impaired	-	-	31
Income tax benefit	-	-	(11)

Change in unfunded pension liability	(309)	(871)	239
Income tax expense (benefit)	108	305	(84)

Other comprehensive income (loss)	767	6,989	(1,268)

Comprehensive income	$16,773	$18,560	$7,010

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands except per share data)
								Accumulated
	Preferred	Common		Excess of		Retained		Comprehensive	Shareholders'
	Stock	Stock		Par Value		Earnings		Income (Loss)	Equity

Balance, December 31, 2009	$-	$6,110		$26,962		$72,208		$1,109	$106,389

Net income	-	-		-		8,278		-	8,278
Other comprehensive loss	-	-		-		-		(1,268)	(1,268)
Stock options exercised	-	3		45		-		-	48
Stock-based compensation expense	-	-		63		-		-	63
Equity-based compensation	-	15		198		-		-	213
Cash dividends declared, $0.92 per share	-	-		-		(5,636)		-	(5,636)

Balance, December 31, 2010	-	6,128		27,268		74,850		(159)	108,087

Net income	-	-		-		11,571			11,571
Other comprehensive income	-	-		-		-		6,989	6,989
Issuance of common stock	-	1,626		28,279		-		-	29,905
Issuance of preferred stock	5,000	-		-		-		-	5,000
Issuance of replacement options	-	-		132		-		-	132
Retirement of preferred stock	(5,000)	-		-		1,900		-	(3,100)
Stock options exercised	-	11		162		-		-	173
Stock based compensation expense	-	-		63		-		-	63
Equity based compensation	-	42		491		-		-	533
Dividends on preferred stock	-	-		-		(103)		-	(103)
Cash dividends declared, $0.92 per share	-	-		-		(6,421)			(6,421)

Balance, December 31, 2011	-	7,807		56,395		81,797		6,830	152,829

Net income	-	-		-		16,006		-	16,006
Other comprehensive income	-	-		-		-		767	767
Stock options exercised	-	7		111		-		-	118
Equity based compensation	-	33		705		-		-	738
Cash dividends declared, $0.92 per share	-	-		-		(7,212)		-	(7,212)

Balance, December 31, 2012	$-	$7,847	#	$57,211	#	$90,591	#	$7,597	$163,246

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$16,006	$11,571	$8,278
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	2,133	3,170	1,490
Depreciation	1,761	1,385	1,253
Accreton of purchase accounting adjustments	(9,113)	(5,400)	-
Core deposit intangible amortization	1,935	1,282	378
Net amortization (accretion) of securities	3,261	1,836	509
Net (gain) loss on sale or call of securities	(158)	1	(157)
Impairment of securities	-	-	31
Gain on sale of loans held for sale	(1,958)	(1,101)	(1,386)
Proceeds from sales of loans held for sale	94,555	52,169	57,935
Originations of loans held for sale	(100,119)	(54,150)	(57,194)
Net (gain) loss on foreclosed real estate	(388)	(574)	129
Valuation allowance on foreclosed real estate	502	453	454
Net gain on sale of premises and equipment	(503)	(114)	(450)
Stock-based compensation expense	-	63	63
Equity-based compensation expense	738	533	213
Deferred income tax expense	5,557	3,053	56
Net change in interest receivable	383	66	(448)
Net change in other assets	1,708	(1,306)	528
Net change in interest payable	(77)	(36)	(17)
Net change in other liabilities	(1,617)	(34)	160
Net cash provided by operating activities	14,606	12,867	11,825

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,208	2,099	2,958
Proceeds from sales of securities held to maturity	-	-	612
Proceeds from maturities, calls and paydowns of securities available for sale	65,833	69,011	100,872
Proceeds from maturities, calls and paydowns of securities held to maturity	-	1,276	2,059
Purchases of securities available for sale	(73,535)	(114,972)	(145,379)
Net change in restricted stock	732	120	300
Net decrease in loans	37,240	27,444	4,421
Proceeds from sale of premises and equipment	572	189	937
Purchases of premises and equipment	(699)	(1,734)	(2,054)
Proceeds from sales of foreclosed real estate	6,051	2,965	831
Capital improvements in other real estate owned	(22)	(140)	(163)
Cash paid in bank acquisition	-	(12)	-
Cash acquired in bank acquisition	-	34,783	-
Net cash provided by (used in) investing activities	40,380	21,029	(34,606)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	(6,801)	25,924	(18,522)
Net change in time deposits	(23,760)	(27,220)	54,347
Net change in customer repurchase agreements	4,367	(1,509)	(18,845)
Net change in other short-term borrowings	(3,000)	(3,110)	6,110
Net change in long-term borrowings	(149)	(8,151)	(150)
Common stock dividends paid	(7,212)	(6,421)	(5,636)
Preferred stock dividends paid	-	(103)	-
Repurchase of preferred stock	-	(3,100)	-
Proceeds from exercise of stock options	118	173	48
Net cash provided by (used in) financing activities	(36,437)	(23,517)	17,352

Net Increase (Decrease) in Cash and Cash Equivalents	18,549	10,379	(5,429)

Cash and Cash Equivalents at Beginning of Period	28,893	18,514	23,943

Cash and Cash Equivalents at End of Period	$47,442	$28,893	$18,514

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011, and 2010

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

Cash and Cash Equivalents

Cash includes cash on hand, cash with correspondent banks, and cash on deposit at the Federal Reserve.  Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and are subject to an insignificant risk of change in value.  Cash and cash equivalents are carried at cost.

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

The Company follows accounting guidance related to recognition and presentation of other-than-temporary impairment. The guidance specifies that (1) if a company does not have the intent to sell a debt security prior to recovery and (2) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired, unless there is a credit loss. When an entity does not intend to sell the security and it is more likely than not the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income for 2012 or 2011, and $5,000 in expense for 2010.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

In connection with the MidCarolina merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments. Accounting for these loans is done in accordance with Accounting Standards Codification (“ASC”) 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.  Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. On a quarterly basis, management, in collaboration with an outside valuation firm, reviews and evaluates the cash flows related to the pools in the loans acquired with deteriorated credit quality. Based on this ongoing review, adjustments are made to accretion and the nonaccretable yield.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (“TDR”).  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $1,755,000 in loans classified as TDRs as of December 31, 2012 and $656,000 as of December 31, 2011.

Index

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the loan portfolio in light of historical charge-off experience, the nature and volume of the loan portfolio, and adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates that can and do change when the actual events occur.  The formula allowance uses a historical loss view as an indicator of future losses along with various qualitative and quantitative factors and, as a result, could differ from the loss incurred in the future. These additional considerations include, but are not limited to: levels and trends in criticized and nonperforming loans, trends in loan volumes, changes in underwriting and lending policies, the experience and depth of the line lenders, national, regional, and local economic trends and conditions; legal, regulatory, and collateral factors, and the impact of loan concentrations and portfolio segments. Allowance calculations for consumer loans are calculated on a product basis rather than by risk grade.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  Actual losses could be greater or less than the estimates.

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

Goodwill and Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value based test.  Additionally, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives.  Intangible assets related to branch transactions continued to amortize. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives ranging from eight to ten years.

An annual fair value-based test was performed as of June 30, 2012 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011, The FASB published ASU 2011-08, Testing Goodwill for Impairment. This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant “qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount.”

Index

Trust Assets

Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Other Real Estate Owned

Other real estate owned represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2012 and 2011.

Stock-Based Compensation

Stock compensation accounting guidance Financial Accounting Standards Board (“FASB”) ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Index

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

Comprehensive Income

Comprehensive income is shown in a two statement approach, the first statement presents total net income and its components followed by a second statement that presents all the components of other comprehensive income such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $454,000, $356,000, and $229,000 in 2012, 2011, and 2010, respectively.

Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension obligations, the valuation of foreclosed real estate, goodwill and intangible assets, the valuation of deferred tax assets, other-than-temporary impairments of securities, acquired loans with specific credit-related deterioration, and the fair value of financial instruments.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.”  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. The adoption of the new guidance did not have a material impact on Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The new guidance amends disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity.  All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements.  The guidance does not change the items that must be reported in OCI.  The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Index

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

The Company issued 1,626,157 shares of additional common stock in connection with the MidCarolina merger. MidCarolina Bank was merged with and into the Bank.

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $16.5 million, which will not be amortizable and is not deductible for tax purposes the Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

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

Index

        The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-K for the period ending December 31, 2011 (in thousands).

Goodwill at December 31, 2011	$16,431

Effect of adjustments to:
Other liabilities	144
Goodwill at December 31, 2012	$16,575

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The performing portion of the portfolio estimated fair value was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans is being accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20 (formerly SFAS 91).

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

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (formerly Statement of Position (“SOP”) 03-3) as of July 1, 2011 in (thousands).

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

In connection with the merger with MidCarolina, the Company acquired premises and equipment with a fair value of $5.7 million. Property appraisals for all owned locations were obtained. The fair value adjustment for assets other than land is being amortized as expense over the remaining lives of the properties. The Company also acquired several lease obligations in connection with the merger. The unfavorable lease position is being amortized over the remaining lives of the leases.

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service (often referred to as CDARs). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment is being accreted to reduce interest expense over the remaining maturities of the respective pools.

Index

        The fair value of the Federal Home Loan Bank of Atlanta (“FHLB”) advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings is being amortized to increase interest expense over the remaining lives of the respective borrowings.

The fair value of junior subordinated debentures (Other Borrowings) was determined based on the fair value of similar debt or equity instruments with reasonably comparable terms. This adjustment to the face value of the borrowings is being amortized to increase interest expense over the remaining lives of the respective borrowings.

Direct costs related to the acquisition were expensed as incurred. During 2011, the Company incurred $1.6 million in merger and acquisition integration expenses related to the transaction, including $1.3 million in professional services, $130,000 in technology and communications, $22,000 in advertising and marketing, and $26,000 in other non-interest expenses. During 2012, the Company incurred $19,000 in merger related expense.

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

	Pro forma
	At December 31,
(in thousands)	2012	2011	2010

Net interest income	$44,954	$50,781	$52,719
Provision for loan losses	2,133	5,570	7,908
Non-interest income	11,410	10,299	11,773
Non-interest expense	35,991	37,542	37,762
Income Taxes	3,649	5,321	5,407
Net income	$14,591	$12,647	$13,415

Note 3 – Restrictions on Cash

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $1,347,000 at December 31, 2012 and $9,911,000 at December 31, 2011. The significant reduction in the amount of the required reserve was related to the implementation of a robust deposit reclassification program in the first quarter of 2012.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2012 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $58,000.

Index

Note 4 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2012 and 2011 were as follows:

	December 31, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$42,458	$306	$5	$42,759
Mortgage-backed and CMOs	81,585	1,829	106	83,308
State and municipal	189,810	12,935	14	202,731
Corporate	6,317	131	-	6,448
Total securities available for sale	$320,170	$15,201	$125	$335,246

	December 31, 2011
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$32,071	$608	$-	$32,679
Mortgage-backed and CMOs	102,444	1,874	414	103,904
State and municipal	182,952	11,454	1	194,405
Corporate	2,312	66	-	2,378
Total securities available for sale	$319,779	$14,002	$415	$333,366

The amortized cost and estimated fair value of investments in securities at December 31, 2012, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale
	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$6,889	6,963
Due after one year
through five years	90,915	93,231
Due after five years
through ten years	101,917	109,935
Due after ten years	38,864	41,809
Mortgage-backed and CMOs	81,585	83,308
	$320,170	$335 246

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Realized gains	$193	$47	$157
Realized losses	(35)	(48)	-
Other-than-temporary impairment	-	-	(31)

Securities with a carrying value of approximately $123,753,000 and $127,599,000, at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $72,000,000 at December 31, 2012 and at December 31, 2011.

Index

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

        Available for sale and held to maturity securities that have been in a continuous unrealized loss position, at December 31, 2012, are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$5,501	$5	$5,501	$5	$-	$-
Mortgage-backed	16,353	106	12,941	42	3,412	64
State and municipal	4,329	14	4,329	14	-	-
Total	$26,183	$125	$22,771	$61	$3,412	$64

GSE debt securities: The unrealized losses on the Company's investment in two government sponsored entities (“GSE”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

GSE residential mortgage-backed securities: The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

State and municipal securities:  The unrealized losses on six state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2012.

The Company’s investment in FHLB stock totaled $2,416,000 at December 31, 2012.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2012 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

        As of December 31, 2012 and 2011, there were no securities classified as other-than-temporary impaired.

Note 5 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2012	2011

Commercial	$126,192	$134,166
Commercial real estate:
Construction and land development	48,812	54,433
Commercial real estate	355,433	351,961
Residential real estate:
Residential	161,033	179,812
Home equity	91,313	96,195
Consumer	5,922	8,191
Total loans	$788,705	$824,758

Net deferred loan (fees) costs included in the above loan categories are $(128,000) for 2012 and $11,000 for 2011.

Overdraft deposits were reclassified to consumer loans in the amount of $110,000 and $240,000 for 2012 and 2011, respectively.

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the year ended December 31, 2012 was approximately $23.2 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at December 31, 2012 are as follows:

(in thousands)	2012	2011
Oustanding principal balance	$219,569	$321,002
Carrying amount	203,981	293,569

The outstanding principal balance and related carrying amount of acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, as of the indicated dates is as follows:

	December 31,	December 31,
(in thousands)	2012	2011
Oustanding principal balance	$26,349	$45,760
Carrying amount	20,182	34,027

Index

    The following table presents changes in the accretable discount on acquired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the year ended December 31, 2012. The accretion reflected below includes $2,504,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2011	$1,056
Accretion	(2,616)
Reclassification from nonaccretable difference	3,725
Balance at December 31, 2012	$2,165

Past Due Loans

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2012.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$219	$-	$-	$52	$271	$125,921	$126,192
Commercial real estate:
Construction and land development	417	-	-	1,208	1,625	47,187	48,812
Commercial real estate	1,120	-	-	1,526	2,646	352,787	355,433
Residential:
Residential	672	168	-	2,130	2,970	158,063	161,033
Home equity	144	-	-	397	541	90,772	91,313
Consumer	33	-	-	3	36	5,886	5,922
Total	$2,605	$168	$-	$5,316	$8,089	$780,616	$788,705

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2011.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$98	$99	$-	$1,820	$2,017	$132,149	$134,166
Commercial real estate:
Construction and land development	1,086	1,163	-	5,817	8,066	46,367	54,433
Commercial real estate	1,052	471	-	2,115	3,638	348,323	351,961
Residential:
Residential	1,519	741	-	3,475	5,735	174,077	179,812
Home equity	270	243	197	244	954	95,241	96,195
Consumer:
Consumer	126	7	-	49	182	8,009	8,191
Total	$4,151	$2,724	$197	$13,520	$20,592	$804,166	$824,758

Index

Impaired Loans

The following table presents the Company’s impaired loan balances by portfolio segment excluding acquired impaired loans at December 31, 2012.

		Unpaid
(in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$39	$39	$-
Commercial real estate:
Construction and land development	2,302	2,335	-
Commercial real estate	305	306	-
Residential:
Residential	270	541	-
Home equity	-	-	-
Consumer	-	-	-
	$2,916	$3,221	$-
With an related allowance recorded:
Commercial	110	110	107
Consumer	21	21	21
	$131	$131	$128
Total:
Commercial	$149	$149	$107
Commercial real estate:
Construction and land development	2,302	2,335	-
Commercial real estate	305	306	-
Residential:
Residential	270	541	-
Home equity	-	-	-
Consumer	21	21	21
	$3,047	$3,352	$128

Index

The following table presents the Company’s impaired loan balances by portfolio segment excluding acquired impaired loans at December 31, 2011.

		Unpaid
(in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
With no related allowance recorded:
Commercial	$-	$-	$-
Commercial real estate:
Construction and land development	364	391	-
Commercial real estate	279	279	-
Residential:
Residential	1,185	1,276	-
Home equity	89	89	-
Consumer	49	56	-
	$1,966	$2,091	$-
With an related allowance recorded:
Commercial	$-	$-	$-
Commercial real estate:
Construction and land development	363	363	49
Commercial real estate	888	888	80
Residential:
Residential	21	21	1
Home equity	-	-	-
Consumer	-	-	-
	$1,272	$1,272	$130
Total:
Commercial	$-	$-	$-
Commercial real estate:
Construction and land development	727	754	49
Commercial real estate	1,167	1,167	80
Residential:
Residential	1,206	1,297	1
Home equity	89	89	-
Consumer	49	56	-
	$3,238	$3,363	$130

Index

The following table presents the Company’s average recorded investment and the interest income recognized on impaired loan balances by portfolio segment excluding acquired impaired loans for each of the years in the three year period ending December 31, 2012.

(in thousands)	Average	Interest
	Recorded	Income
	Investment	Recognized
For the year ended December 31, 2012
Commercial	$311	$11
Commercial real estate:
Construction and land development	1,562	-
Commercial real estate	557	8
Residential:
Residential	861	15
Home equity	-	-
Consumer	10	-
	$3,301	$34

For the year ended December 31, 2011
Commercial	$48	$-
Commercial real estate:
Construction and land development	431	-
Commercial real estate	282	17
Residential:
Residential	383	2
Home equity	50	3
Consumer	17	-
	$1,211	$22
For the year ended December 31, 2010
Commercial	$531	$9
Commercial real estate:
Construction and land development	-	-
Commercial real estate	1,291	7
Residential:
Residential	681	1
Home equity	-	-
Consumer	-	-
	$2,503	$17

The following table shows the detail of loans modified as troubled debt restructurings (“TDRs”) during the year ended December 31, 2012 included in the impaired loan balances.

	Loans Modified as a TDR for the
	Year Ended December 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$10
Commercial real estate:
Construction and land development	7	2,188	1,267
Commercial real estate	2	233	136
Residential:
Home Equity	1	11	11
Consumer	1	22	21
Total	12	$2,465	$1,445

During the year ended December 31, 2012, the Company had no loans that subsequently defaulted within twelve months of modification.

Index

The following table shows the detail of loans modified as troubled debt restructurings (“TDRs”) during the year ended December 31, 2011 included in the impaired loan balances.

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

Risk Ratings

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of December 31, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$125,072	$39,417	$340,094	$146,875	$89,066
Special Mention	922	2,287	10,321	10,731	1,060
Substandard	198	7,108	5,018	3,427	1,187
Doubtful	-	-	-	-	-
Total	$126,192	$48,812	$355,433	$161,033	$91,313

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$5,856
Nonperforming	66
Total	$5,922

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

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2012, are presented below:

	Years Ended December 31,
(in thousands)	2012	2011	2010

Allowance for Loan Losses
Balance, beginning of year	$10,529	$8,420	$8,166
Provision for loan losses	2,133	3,170	1,490
Charge-offs	(2,086)	(1,863)	(1,531)
Recoveries	1,542	802	295
Balance, end of year	$12,118	$10,529	$8,420

	Years Ended December 31,
	2012	2011	2010
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$200	$218	$260
Provision for unfunded commitments	1	(18)	(42)
Charge-offs	-	-	-
Balance, end of year	$201	$200	$218

The reserve for unfunded loan commitments is included in other liabilities.

Index

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(748)	(572)	(694)	(72)	(2,086)
Recoveries	707	475	279	81	1,542
Provision	255	1,200	641	37	2,133
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118

Balance as of December 31, 2012:

Allowance for Loan Losses
Individually evaluated for impairment	$107	$-	$-	$21	$128
Collectively evaluated for impairment	1,343	6,376	3,609	187	11,515
Loans acquired with deteriorated credit quality	-	446	29	-	475
Total	$1,450	$6,822	$3,638	$208	$12,118

Loans
Individually evaluated for impairment	$149	$2,607	$270	$21	$3,047
Collectively evaluated for impairment	125,707	388,495	245,373	5,901	765,476
Loans acquired with deteriorated credit quality	336	13,143	6,703	-	20,182
Total	$126,192	$404,245	$252,346	$5,922	$788,705

Balances at December 31, 2011:

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,631	$2,921	$117	$8,420
Charge-offs	(163)	(702)	(871)	(127)	(1,863)
Recoveries	373	306	50	73	802
Provision	275	1,484	1,312	99	3,170
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529

Allowance for Loan Losses
Individually evaluated for impairment	$-	$129	$1	$-	$130
Collectively evaluated for impairment	1,236	5,590	3,411	162	10,399
Total	$1,236	$5,719	$3,412	$162	$10,529

Loans
Individually evaluated for impairment	$-	$1,894	$1,295	$49	$3,238
Collectively evaluated for impairment	131,755	381,175	266,421	8,142	787,493
Loans acquired with deteriorated credit quality	2,411	23,325	8,291	-	34,027
Total	$134,166	$406,394	$276,007	$8,191	$824,758

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national, regional, and local economic trends and conditions; legal, regulatory, and collateral factors; and concentrations of credit.

Index

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2012	2011

Land	$5,794	$5,826
Buildings	22,754	23,155
Leasehold improvements	1,238	1,238
Furniture and equipment	17,366	16,883
	47,152	47,102
Accumulated depreciation	(22,609)	(21,428)
Premises and equipment, net	$24,543	$25,674

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $1,761,000, $1,385,000, and $1,253,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2012 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2013	$463
2014	389
2015	369
2016	277
2017	279
2018 and after	214
$1,991

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $650,000, $452,000, and $275,000, respectively.

Note 8– Goodwill and Other Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2012 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011 The FASB published ASU 2011-08, Testing Goodwill for Impairment. This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant “qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount.”

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2012, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2011	$38,899	$6,595
Additions	144	-
Amortization	-	(1,935)
Impairment	-	-
Balance as of December 31, 2012	$39,043	$4,660

Index

Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Core deposit intangibles	$9,669	$5,009	$4,660
Goodwill	39,043	-	39,043

December 31, 2011
Core deposit intangibles	$9,669	$3,074	$6,595
Goodwill	38,899	-	38,899

Amortization expense of core deposit intangibles for the years ended December 31, 2012, 2011, and 2010 were $1,935,000, $1,282,000, and $378,000, respectively.  As of December 31, 2012, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2013	$1,502
2014	1,114
2015	906
2016	717
2017	320
2018 and after	101
Total	$4,660
Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $249,246,000 and $265,677,000, respectively.

At December 31, 2012, the scheduled maturities of certificates of deposits (included in “time” deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount

2013	$162,637
2014	34,076
2015	16,845
2016	119,421
2017	76,587
2018	2
$409,568

        The Company has a relatively small portion of its time deposits provided by wholesale sources. Brokered time deposits totaled $7,314,000 at year end 2012, compared to $41,051,000 at year end 2011. Time deposits through the CDARs program totaled $22,150,000 at year end 2012, compared to $18,223,000 at year end 2011. Deposits through the CDARs program are generated from major customers with substantial relationships to the Bank.

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government,  its agencies or GSEs.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Customer repurchase agreements	$49,942	0.18%	$45,575	0.70%
FHLB overnight borrowings	-	-	3,000	0.36
	$49,942	0.18%	$48,575	0.68%

Index

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of December 31, 2012, $462,614,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

 Long-term borrowings consisted of the following fixed rate, advances as of December 31, 2012 and 2011 (in thousands):

December 31, 2012			December 31, 2011
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$188	3.78%	April 2014	$337	3.78%
November 2017	9,891	2.98	November 2017	9,869	2.98
	$10,079	3.01%		$10,206	3.01%

The advance due in November 2017 is net of a valuation allowance of $109,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2012, the Bank’s public deposits totaled $113,535,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2012, the Company had $72,000,000 in letters of credit with the FHLB outstanding as well as $75,772,000 in government and agency securities to provide collateral for such deposits.

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

Index

In accordance with FASB ASC 810-10-15-14, “Consolidation – Overall - Scope and Scope Exceptions,”  the Company did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
	Date	Interest	Maturity	Principal Amount
Issuing Entity	Issued	Rate	Date	December 31, 2012	December 31, 2011

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,042	3,986
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,656	2,607
		2.95%

				$27,317	$27,212

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,113,000 and $952,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2011	268,639	$23.94
Granted	-	-
Exercised	(6,845)	17.19
Expired	(21,277)	22.23
Outstanding at December 31, 2012	240,517	$24.28	3.87 years	$168
Exercisable at December 31, 2012	240,517	$24.28	3.87 years	$168

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  This amount changes based on changes in the market value of the Company’s common stock.

Index

The total proceeds of the in-the-money options exercised during the year ended December 31, 2012, 2011, and 2010 were $118,000, $173,000, and $48,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2012, 2011, and 2010 was $31,000, $56,000, and $11,000, respectively.

As of December 31, 2012, 2011, and 2010, there was $0, $16,000, and $63,000, respectively, in unrecognized compensation expense.  Compensation expense related to stock options was $0 in 2012, $63,000 in 2011, and $63,000 in 2010.

The following table summarizes information related to stock options outstanding on December 31, 2012:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$16.00 to $20.00	52,000	5.97 yrs	$16.96	52,000	$16.96
20.01 to 25.00	85,174	3.60	23.48	85,174	23.48
25.01 to 30.00	54,425	2.98	26.03	54,425	26.03
30.01 to 41.67	48,918	3.08	31.54	48,918	31.54
	240,517	3.87 yrs	$24.28	240,517	$24.28

No stock options were granted in 2012 and 2011.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company’s common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2012 cliff vests over 36 months based on the term of the award.

Nonvested restricted stock activity for the year ended December 31, 2012 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2012	38,349	$20.53
Granted	15,290	$19.30
Vested	(14,312)	$20.20
Forfeited	-	-
Nonvested at December 31, 2011	39,327	$20.17

As of December 31, 2012, 2011, and 2010, there were $346,000, $404,000, and $93,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months.   The share based compensation expense for nonvested restricted stock was $357,000, $291,000, and $93,000 during 2012, 2011, and 2010 respectively.

       Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2012, the regular quarterly board retainer could be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2012, all 13 outside directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 17,908 and 12,818 shares and recognized share based compensation expense of $381,000 and $242,000 during 2012 and 2011, respectively.

Index

 Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2009.

The components of the Company’s net deferred tax assets (liabilities) were as follows:

(in thousands)	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$4,241	$3,685
Nonaccrual loan interest	362	306
Other real estate owned expense	127	190
Other real estate owned valuation allowance	869	3,034
Deferred compensation	579	752
Loans	5,530	9,674
Other	889	1,483
Total deferred tax assets	12,597	19,124

Deferred tax liabilities:
Depreciation	1,055	1,102
Accretion of discounts on securities	147	117
Core deposit intangibles	1,631	2,308
Net unrealized gains on securities	5,277	4,756
Prepaid pension expense	265	481
Pension liability	1,186	1,078
Trust preferred fair value adjustment	723	760
Other	528	551
Total deferred tax liabilities	10,812	11,153
Net deferred tax assets	$1,785	$7,971

The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2012	2011	2010
Taxes currently payable	$736	$1,857	$3,125
Deferred tax expense	5,557	3,053	56
Total income tax expense	$6,293	$4,910	$3,181
        A reconcilement of the “expected” Federal income tax expense to reported income tax expense is as follows:

(in thousands)	Years Ended December 31,
	2012	2011	2010
Expected federal tax expense	$7,805	$5,768	$4,011
Nondeductible interest expense	97	83	63
Tax-exempt interest	(1,545)	(1,331)	(880)
State income taxes	214	68	25
Other, net	(278)	322	(38)
Total income tax expense	$6,293	$4,910	$3,181

Note 15 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,834,351	$2.04	6,982,524	$1.64	6,123,870	$1.35
Effect of dilutive securities - stock options	11,301	-	7,353	-	7,780	-
Diluted earnings per share	7,845,652	$2.04	6,989,877	$1.64	6,131,650	$1.35

Index

Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2012, 2011, and 2010 because their effects were antidilutive, averaged 196,394 shares, 145,986 shares, and 85,993 shares, respectively.

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2012	2011

Commitments to extend credit	$170,202	$191,957
Standby letters of credit	4,591	2,961
Mortgage loan rate lock commitments	9,486	5,387

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

At December 31, 2012, the Company had entered into commitments, on a best-effort basis, to sell loans of approximately $23,338,000.  These commitments include mortgage loan commitments and loans held for sale.  Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2012, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2012 is as follows (in thousands):

Balance at December 31, 2011	$17,410
Additions	6,845
Repayments	(8,015)
Balance at December 31, 2012	$16,240

Related party deposits totaled $15,423,000 at December 31, 2012 and $16,608,000 at December 31, 2011.

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

Information pertaining to the activity in the plan is as follows:

(in thousands)	As of and for the Years Ended December 31,
	2012	2011	2010
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$9,769	$9,279	$8,814
Service cost	-	111	92
Interest cost	389	403	468
Actuarial loss	1,289	725	653
Benefits paid	(516)	(749)	(748)
Projected benefit obligation at end of year	10,931	9,769	9,279

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,144	11,674	11,218
Actual return on plan assets	1,061	219	1,204
Benefits paid	(516)	(749)	(748)
Fair value of plan assets at end of year	11,689	11,144	11,674

Funded Status at End of Year	$758	$1,375	$2,395

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$758	$1,375	$2,395
Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$3,389	$3,080	$2,209
Deferred income tax asset	(1,186)	(1,078)	(773)
Amount recognized	$2,203	$2,002	$1,436

	As of and for the Years Ended December 31,
	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$-	$111	$92
Interest cost	389	403	468
Expected return on plan assets	(541)	(525)	(538)
Recognized net loss due to settlement	128	-	-
Recognized net actuarial loss	332	160	227
Net periodic benefit cost	$308	$149	$249

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$309	$871	$(239)
Amortization of prior service cost	-	-	-
Total recognized in other comprehensive (income) loss	$309	$871	$(239)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$617	$1,020	$10

Index
	As of and for the Years Ended December 31
	2012	2011	2010
Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	3.75%	4.75%	5.00%
Discount rate used for disclosure	3.00%	3.75%	4.75%
Expected return on plan assets	5.00%	5.00%	8.00%
Rate of compensation increase	N/A	N/A	4.00%

N/A – not applicable since converted to a cash balance plan

The accumulated benefit obligation as of December 31, 2012, 2011, and 2010 was $10,931,000, $9,769,000, and $9,279,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was converted to a cash balance plan.

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

Below is a description of the plan’s assets.  The plan’s weighted-average asset allocations by asset category are as follows:

Asset Category	December 31,
	2012	2011

Fixed Income	33.5%	43.1%
Equity	15.1	45.5
Mutual Funds	49.8	5.0
Cash and Accrued Income	1.6	6.4
Total	100.0%	100.0%

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

Index

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2012	Level 1	Level 2	Level 3

Cash	$188	$188	$-	$-
Fixed income securities
Government sponsored entities	904	-	904	-
Municipal bonds and notes	61	-	61	-
Corporate bonds and notes	2,944	-	2,944	-
Mutual funds	5,826	-	5,826	-
Equity securities
U.S. companies	1,721	1,721	-	-
Foreign companies	45	45	-	-
	$11,689	$1,954	$9,735	$-

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2011	Level 1	Level 2	Level 3

Cash	$713	$713	$-	$-
Fixed income securities
Government sponsored entities	653	-	653	-
Corporate bonds and notes	4,147	-	4,147	-
Mutual funds	559	-	559	-
Equity securities
U.S. companies	4,741	4,741	-	-
Foreign companies	318	318	-
Exchange traded funds	13	-	13	-
	$11,144	$5,772	$5,372	$-

Projected benefit payments for the years 2013 to 2022 are as follows (in thousands):

Year	Amount
2013	2,911
2014	1,287
2015	201
2016	305
2017	542
2018-2022	3,299

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $568,000, $469,000, and $375,000 to the 401(k) plan in 2012, 2011, and 2010, respectively. These amounts are included employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers’ remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $15,000, $17,000, and $23,000 for years 2012, 2011, and 2010, respectively.

Index

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company’s performance and a cash incentive compensation plan for officers based on the Company’s performance and individual officer goals.  The total amount charged to salary expense for these plans was $1,086,000, $367,000, and $418,000 for the years 2012, 2011, and 2010, respectively.

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

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

In connection with the merger, the Company acquired a corporate bond, a trust preferred security, with a par value of $500,000. There is no readily determinable market value for this security. The Company acquired an outside appraisal of the security and recorded it in connection with the merger at approximately 62% of par value. The security has consistently performed. It is the only security recorded with a Level 3 valuation.

Index

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$42,759	$-	$42,759	$-
Mortgage-backed and CMOs	83,308	-	83,308	-
State and municipal	202,731	2,110	200,621	-
Corporate	6,448	-	6,097	351
Total	$335,246	$2,110	$332,785	$351

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSE	$32,679	$-	$32,679	$-
Mortgage-backed and CMOs	103,904	-	103,904	-
State and municipal	194,405	-	194,405	-
Corporate	2,378	-	2,054	324
Total	$333,366	$-	$333,042	$324

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2012	Net Income	Other Comprehensive Income	Accretion of Purchase Discount	Transfer In (Out) of Level 3	Balances as of December 31, 2012
Securities available for sale:

Corporate	$324	$-	$-	$27	$-	$351

Total assets	$324	$-	$-	$27	$-	$351

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Index

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparable or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Measurement for fair values for other real estate owned are the same as impaired loans.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$13,852	$-	$13,852	$-
Impaired loans, net of valuation allowance	3	-	-	3
Other real estate owned	6,193	-	-	6,193

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$6,330	$-	$6,330	$-
Impaired loans, net of valuation allowance	1,142	-	-	1,142
Other real estate owned	5,353	-	-	5,353

    The following table presents quantitative information about Level 3 Fair Value Measurements as of December 31, 2012.

Assets	Valuation Technique	Unobservable Input	Rate

Securities available for sale	Discounted cash flow analysis	Discount rate	38%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability
		and age of appraisal	9%

    ASC 825, “Financial Instruments,” requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Index

The carrying values and estimated fair value of the Company’s financial instruments as of December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$47,442	$47,442	$-	$-	$47,442
Securities avaiable for sale	335,246	2,110	332,785	351	335,246
Loans held for sale	13,852	-	13,852	-	13,852
Loans, net of allowance	776,587	-	-	777,761	777,761
Bank owned life insurance	13,487	13,487	-	-	13,487
Accrued interest receivable	4,711	4,711	-	-	4,711

Financial Liabilities:
Deposits	$1,027,667	$582,633	$-	$424,378	$1,007,011
Repurchase agreements	49,942	49,942	-	-	49,942
Other borrowings	10,079	-	-	11,062	11,062
Trust preferred capital notes	27,317	-	-	22,524	22,524
Accrued interest payable	755	755	-	-	755

 The carrying values and estimated fair value of the Company’s financial instruments as of December 31, 2011 are as follows (in thousands):

	December 31, 2011
		Fair Value
	Carrying Value	Balance
Financial Assets:
Cash and cash equivalents	$ 28,893	$ 28,893
Securities avaiable for sale	333,366	333,366
Loans held for sale	6,330	6,330
Loans, net of allowance	814,229	814,229
Bank owned life insurance	13,058	13,058
Accrued interest receivable	5,091	5,091

Financial Liabilities:
Deposits	$ 1,058,754	$ 1,066,448
Repurchase agreements	45,575	45,575
Other borrowings	13,206	13,064
Trust preferred capital notes	27,212	27,184
Accrued interest payable	857	857

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2012 and 2011, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Comptroller of the Currency, $21,063,000 as of December 31, 2012.

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

Under the guidelines, total capital is defined as core (“Tier 1”) capital and supplementary (“Tier 2”) capital. The Company’s Tier 1 capital consists primarily of common shareholders' equity and certain qualifying preferred shareholders’ equity (including trust preferred securities),less intangibles, while Tier 2 capital also includes the allowance for loan losses subject to certain limits. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2012 and 2011, that the Company met the requirements to be considered “well capitalized.”

Index

The following table provides summary information regarding regulatory capital:

						To Be Well
			Minimum			Capitalized Under
			Capital			Prompt Corrective
(in thousands)	Actual		Requirement			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2012
Total Capital
Company	$150,328	17.00%	$70,725	>	8.0%
Bank	145,808	16.49	70,724	>	8.0	$88,406		10.0%

Tier 1 Capital
Company	139,262	15.75	35,363	>	4.0
Bank	135,774	15.36	35,362	>	4.0	53,043	>	6.0

Leverage Capital
Company	139,262	11.27	49,441	>	4.0
Bank	135,774	10.98	49,467	>	4.0	61,834	>	5.0

December 31, 2011
Total Capital
Company	$139,734	15.55%	$71,872	>	8.0%
Bank	134,241	14.94	71,872	>	8.0	$89,840		10.0%

Tier 1 Capital
Company	129,005	14.36	35,936	>	4.0
Bank	124,487	13.86	35,936	>	4.0	53,904	>	6.0

Leverage Capital
Company	129,005	10.32	50,009	>	4.0
Bank	124,487	9.97	49,954	>	4.0	62,442	>	5.0

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

Index

Segment information as of and for the years ended December 31, 2012, 2011, and 2010, is shown in the following table:
	2012
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$57,806	$-	$6	$(6)	$57,806
Interest expense	7,334	-	813	(6)	8,141
Noninterest income	7,255	4,136	19	-	11,410
Operating income before income taxes	21,051	2,380	(1,132)	-	22,299
Net Income	15,049	1,709	(752)	-	16,006
Depreciation and amortization	3,677	19	-	-	3,696
Total assets	1,282,796	-	891	-	1,283,687
Capital expenditures	699	-	-	-	699

	2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$49,187	$-	$55	$(55)	$49,187
Interest expense	7,811	-	1,024	(55)	8,780
Noninterest income	5,379	3,836	29	-	9,244
Operating income before income taxes	16,610	2,330	(2,459)	-	16,481
Net Income	11,886	1,697	(2,012)	-	11,571
Depreciation and amortization	2,647	20	-	-	2,667
Total assets	1,303,816	-	890	-	1,304,706
Capital expenditures	1,731	3	-	-	1,734

	2010
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$35,933	$-	$127	$(127)	$35,933
Interest expense	7,473	-	1,373	(127)	8,719
Noninterest income	5,581	3,492	41	-	9,114
Operating income before income taxes	10,633	2,257	(1,431)	-	11,459
Net Income	7,608	1,615	(945)	-	8,278
Depreciation and amortization	1,614	17	-	-	1,631
Total assets	833,022	-	642	-	833,664
Capital expenditures	2,043	11	-	-	2,054

Index

Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2012	2011

Cash	$2,288	$1,970
Investment in subsidiaries	187,958	177,694
Due from subsidiaries	380	447
Other assets	8	7
Total Assets	$190,634	$180,118

Trust preferred capital notes	$27,317	$27,212
Other liabilities	71	77
Shareholders’ equity	163,246	152,829
Total Liabilities and Shareholders’ Equity	$190,634	$180,118

	Years Ended December 31,
Condensed Statements of Income	2012	2011		2010

Dividends from subsidiary	$8,000		$4,500		$6,000
Other income	27		84		168
Expenses	1,159		2,542		1,600
Income taxes (benefit)	(380)		(447)		(487)
Income before equity in undistributed
earnings of subsidiary	7,248		2,489		5,055
Equity in undistributed earnings of subsidiary	8,758		9,082		3,223
Net Income	$16,006		$11,571		$8,278

	Years Ended December 31,
Condensed Statements of Cash Flows	2011		2011		2010
Cash provided by dividends received
from subsidiary	$8,000		$4,500		$6,000
Cash used for payment of dividends	(7,212)		(6,524)		(5,636)
Cash used for repurchase of stock	-		(3,100)		-
Proceeds from exercise of options and stock
compensation	856		769		111
Other	(1,326)		(2,260)		(984)
Net increase (decrease) in cash	$318	$	(6,615)	$	(509)

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

Loans secured by real estate were $656,591,000, or 83.2% of the loan portfolio at December 31, 2012, and $682,401,000, or 82.7% of the loan portfolio at December 31, 2011.  Loans secured by commercial real estate represented the largest portion of loans at $355,433,000 at December 31, 2012, and $351,961,000 at December 31, 2011, 45.1% and 42.7%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2012 or 2011, loans to lessors of nonresidential buildings represented 11.8% of total loans at December 31, 2012 and 13.8% at December 31, 2011; the lessees and lessors are engaged in a variety of industries.

Index

Note 24 – Supplemental Cash Flow Information

(in thousands)	For the Years ended December 31,
	2012	2011	2010

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$20,435	$22,561	$9,547
Interest-bearing deposits in other banks	27,007	6,332	8,967
	$47,442	$28,893	$18,514

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$8,243	$8,782	$8,787
Income taxes	584	3,619	3,520
Noncash investing and financing activities:
Transfer of loans to other real estate owned	6,983	803	1,553
Unrealized gain (loss) on securities available for sale	1,489	11,623	(2,190)
Change in unfunded pension liability	309	871	(239)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	-	51,442	-
Loans held for sale	-	113	-
Loans, net of unearned income	-	328,123	-
Premises and equipment, net	-	5,708	-
Deferred income taxes	-	15,310	-
Core deposit intangible	-	6,556	-
Other real estate owned	-	3,538	-
Other assets	-	13,535	-

Liabilities assumed:
Demand, MMDA, and savings deposits	-	281,311	-
Time deposits	-	138,937	-
FHLB advances	-	9,858	-
Other borrowings	-	6,546	-
Other liabilities	-	3,838	-

Consideration:
Issuance of preferred stock	-	5,000	-
Issuance of common stock	-	29,905	-
Fair value of replacement stock options	-	132	-

Index

Note 25 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2009	$2,700	$(1,591)	$1,109

Net unrealized losses on securities available for sale,
net of tax, $(723)	(1,341)	-	(1,341)

Reclassification adjustment for gains on securities,
net of tax, $(55)	(102)	-	(102)

Reclassification adjustment for losses on securities
other-than temporarily impaired, net of tax, $11	20	-	20

Change in unfunded pension liability, net of tax, $84	-	155	155

Balance at December 31, 2010	1,277	(1,436)	(159)

Net unrealized gains on securities available for sale,
net of tax, $4,068	7,554	-	7,554

Reclassification adjustment for losses on securities,
net of tax, $0	1	-	1

Change in unfunded pension liability, net of tax, $(305)	-	(566)	(566)

Balance at December 31, 2011	8,832	(2,002)	6,830

Net unrealized gains on securities available for sale,
net of tax, $(576)	1,071	-	1,071

Reclassification adjustment for gains on securities,
net of tax, $(55)	(103)	-	(103)

Change in unfunded pension liability, net of tax, $(108)	-	(201)	(201)

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Index

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company’s independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Chief Financial Officer

March 14, 2013

Index

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Financial Statements.  See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)       Exhibits.     The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of December 15, 2010, between American National Bankshares Inc. and MidCarolina Financial Corporation	Exhibit 2.1 on Form 8-K filed December 17, 2010
3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed December 18, 2012

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.2 on Form 10-K filed March 16, 2009

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated December 31, 2008	Exhibit 10.3 on Form 10-K filed March 16, 2009

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Exhibit 10.4 on Form 10-K filed March 16, 2009

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Exhibit 10.5 on Form 10-K filed March 16, 2009

10.6	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and S. Cabell Dudley, Jr. dated December 31, 2008	Exhibit 10.6 on Form 10-K filed March 16, 2009
10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009	Exhibit 10.1 on Form 10-Q filed August 7, 2009
10.8	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010.	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011
10.9	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.10	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed on May 30, 2008
10.11	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

Index

EXHIBIT INDEX
Exhibit No.	Description	Location

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2013	AMERICAN NATIONAL BANKSHARES INC.

By: /s/  Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

/s/ Jeffrey V. Haley	Director, President and
Jeffrey V. Haley	Chief Executive Officer (principal executive officer)

/s/ Charles H. Majors	Director and Executive	/s/ John H. Love	Director
Charles H. Majors	Chairman	John H. Love

/s/ Fred A. Blair	Director	/s/ Franklin W. Maddux	Director
Fred A. Blair		Franklin W. Maddux

/s/ Frank C. Crist, Jr.	Director	/s/ Martha W. Medley	Director
Frank C. Crist, Jr.		Martha W. Medley

/s/ Ben J. Davenport, Jr.	Director	/s/ Claude B. Owen, Jr.	Director
Ben J. Davenport, Jr.		Claude B. Owen, Jr.

/s/ Michael P. Haley	Director	/s/ Dan M. Pleasant	Director
Michael P. Haley		Dan M. Pleasant

/s/ Charles S. Harris	Director	/s/ Robert A. Ward	Director
Charles S. Harris		Robert A. Ward

/s/ F. D. Hornaday, III	Director	/s/ William W. Traynham	Senior Vice President and
F. D. Hornaday, III		William W. Traynham	Chief Financial Officer
(and principal accounting officer)
/s/ Lester A. Hudson, Jr.	Director
Lester A. Hudson, Jr.