Form 10-Q
period 2013-03-31
AMERICAN NATIONAL BANKSHARES INC
filed 2013-05-06
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 6, 2013, the Company had 7,862,701 shares of Common Stock outstanding, $1 par value.

Index

Part I.  Financial Information
Item 1. Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
Assets	2013	2012
Cash and due from banks	$15,365	$20,435
Interest-bearing deposits in other banks	42,280	27,007

Securities available for sale, at fair value	341,176	335,246
Restricted stock, at cost	4,876	5,287
Loans held for sale	4,395	13,852

Loans, net of unearned income	792,513	788,705
Less allowance for loan losses	(12,528)	(12,118)
Net loans	779,985	776,587

Premises and equipment, net	24,297	24,543
Other real estate owned, net	5,822	6,193
Goodwill	39,043	39,043
Core deposit intangibles, net	4,240	4,660
Bank owned life insurance	14,391	14,289
Accrued interest receivable and other assets	18,193	16,545
Total assets	$1,294,063	$1,283,687

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$210,201	$217,275
Demand deposits -- interest bearing	154,407	153,578
Money market deposits	173,724	166,111
Savings deposits	83,966	81,135
Time deposits	415,450	409,568
Total deposits	1,037,748	1,027,667

Customer repurchase agreements	46,666	49,942
Long-term borrowings	10,047	10,079
Trust preferred capital notes	27,343	27,317
Accrued interest payable and other liabilities	7,227	5,436
Total liabilities	1,129,031	1,120,441

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized,
none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized,
7,862,701 shares outstanding at March 31, 2013 and
7,846,912 shares outstanding at December 31, 2012	7,863	7,847
Capital in excess of par value	57,341	57,211
Retained earnings	92,933	90,591
Accumulated other comprehensive income, net	6,895	7,597
Total shareholders' equity	165,032	163,246
Total liabilities and shareholders' equity	$1,294,063	$1,283,687

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$11,395	$13,120
Interest and dividends on securities:
Taxable	878	1,079
Tax-exempt	1,052	1,082
Dividends	55	51
Other interest income	29	10
Total interest and dividend income	13,409	15,342

Interest Expense:
Interest on deposits	1,436	1,837
Interest on short-term borrowings	21	43
Interest on long-term borrowings	82	84
Interest on trust preferred capital notes	188	206
Total interest expense	1,727	2,170

Net Interest Income	11,682	13,172
Provision for Loan Losses	294	733

Net Interest Income After Provision for Loan Losses	11,388	12,439

Noninterest Income:
Trust fees	588	882
Service charges on deposit accounts	409	488
Other fees and commissions	459	457
Mortgage banking income	718	531
Securities gains, net	198	-
Other	398	876
Total noninterest income	2,770	3,234

Noninterest Expense:
Salaries	3,439	4,111
Employee benefits	899	1,078
Occupancy and equipment	916	965
FDIC assessment	161	233
Bank franchise tax	187	183
Core deposit intangible amortization	420	547
Foreclosed real estate, net	243	(153)
Merger related expenses	-	251
Other	2,053	2,712
Total noninterest expense	8,318	9,927
Income Before Income Taxes	5,840	5,746
Income Taxes	1,689	1,571
Net Income	$4,151	$4,175

Net Income Per Common Share:
Basic	$0.53	$0.53
Diluted	$0.53	$0.53
Average Common Shares Outstanding:
Basic	7,861,991	7,822,228
Diluted	7,871,508	7,833,061

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands) (Unaudited)
	Three Months Ended
	March 31
	2013	2012

Net income	$4,151	$4,175

Other comprehensive loss:

Unrealized losses on securities available for sale	(882)	(677)
Income tax benefit	309	237

Reclassification adjustment for gains on securities	(198)	-
Income tax expense	69	-

Other comprehensive loss	(702)	(440)

Comprehensive income	$3,449	$3,735

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands) (Unaudited)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income (Loss)	Equity

Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	4,175	-	4,175

Other comprehensive loss				(440)	(440)

Stock options exercised	3	42	-	-	45

Stock option expense	-	16	-	-	16

Equity based compensation	20	180	-	-	200

Cash dividends declared, $0.23 per share	-	-	(1,801)	-	(1,801)

Balance, March 31, 2012	$7,830	$56,633	$84,171	$6,390	$155,024

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	4,151	-	4,151

Other comprehensive loss				(702)	(702)

Equity based compensation	16	130	-	-	146

Cash dividends declared, $0.23 per share	-	-	(1,809)	-	(1,809)

Balance, March 31, 2013	$7,863	$57,341	$92,933	$6,895	$165,032

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012
(Dollars in thousands) (Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net income	$4,151	$4,175
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	294	733
Depreciation	424	422
Net accretion of purchase accounting adjustments	(1,983)	(2,754)
Core deposit intangible amortization	420	547
Net amortization (accretion) of securities	788	792
Net gain on sale or call of securities	(198)	-
Gain on sale of loans held for sale	(650)	(473)
Proceeds from sales of loans held for sale	33,782	22,532
Originations of loans held for sale	(23,675)	(19,503)
Net gain on foreclosed real estate	(14)	(248)
Valuation allowance on foreclosed real estate	70	5
Net gain on sale of premises and equipment	-	(495)
Stock-based compensation expense	-	16
Equity based compensation expense	146	200
Deferred income tax benefit	(43)	(237)
Net change in interest receivable	175	209
Net change in other assets	(1,504)	296
Net change in interest payable	(23)	(38)
Net change in other liabilities	1,813	351
Net cash provided by operating activities	13,973	6,530

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,627	-
Proceeds from maturities, calls and paydowns of securities available for sale	9,329	16,475
Purchases of securities available for sale	(19,555)	(21,953)
Net change in restricted stock	411	-
Net (increase) decrease in loans	(2,112)	9,485
Proceeds from sale of premises and equipment	-	563
Purchases of premises and equipment	(178)	(649)
Proceeds from sales of foreclosed real estate	645	1,106
Net cash (used in) provided byinvesting activities	(8,833)	5,027

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	4,199	(4,317)
Net change in time deposits	5,986	20,430
Net change in customer repurchase agreements	(3,276)	3,076
Net change in other short-term borrowings	-	(3,000)
Net change in long-term borrowings	(37)	(37)
Common stock dividends paid	(1,809)	(1,801)
Proceeds from exercise of stock options	-	45
Net cash provided by financing activities	5,063	14,396

Net Increase in Cash and Cash Equivalents	10,203	25,953

Cash and Cash Equivalents at Beginning of Period	47,442	28,893

Cash and Cash Equivalents at End of Period	$57,645	$54,846

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, pension obligations, other than temporary impairment, the fair value of financial instruments, and the valuation of foreclosed real estate.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013; the consolidated statements of income for the three months ended March 31, 2013 and 2012; the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2013 and 2012; and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2012.

Note 2 – Merger with MidCarolina

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

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was originally recorded as goodwill in the amount of approximately $16.5 million, which will not be amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

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

Index
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

Contractually required principal and interest at acquisition	$56,681
Contractual cash flows not expected to be collected (nonaccretable difference)	17,472
Expected cash flows at acquisition	39,209
Interest component of expected cash flows (accretable discount)	1,663
Fair value of acquired impaired loans accounted for under FASB ASC 310-30	$37,546

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

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $251,000 in merger related expense. There were no merger related expenses in the three months ended March 31, 2013.

Index

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$52,365	$255	$10	$52,610
Mortgage-backed and CMOs	79,156	1,807	128	80,835
State and municipal	188,547	12,003	46	200,504
Corporate	7,111	116	-	7,227
Total securities available for sale	$327,179	$14,181	$184	$341,176

	December 31, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$42,458	$306	$5	$42,759
Mortgage-backed and CMOs	81,585	1,829	106	83,308
State and municipal	189,810	12,935	14	202,731
Corporate	6,317	131	-	6,448
Total securities available for sale	$320,170	$15,201	$125	$335,246

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$11,496	$10	$11,496	$10	$-	$-
Mortgage-backed	17,210	128	12,696	46	4,514	82
State and municipal	6,592	46	6,592	46	-	-
Total	$35,298	$184	$30,784	$102	$4,514	$82

GSE debt securities: The unrealized losses on the Company's investment in five government sponsored entities (“GSE”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

Index

State and municipal securities:  The unrealized losses on seven state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2013.

The Company’s investment in FHLB stock totaled $2,000,000 at March 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2012.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
GSE debt securities	$5,501	$5	$5,501	$5	$-	$-
Mortgage-backed	16,353	106	12,941	42	3,412	64
State and municipal	4,329	14	4,329	14	-	-
Total	$26,183	$125	$22,771	$61	$3,412	$64

Other-Than-Temporary-Impaired Securities

As of March 31, 2013 and December 31, 2012, there were no securities classified as having other-than-temporary impairment.

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

	March 31,	December 31,
(in thousands)	2013	2012

Commercial	$127,028	$126,192
Commercial real estate:
Construction and land development	45,327	48,812
Commercial real estate	361,406	355,433
Residential real estate:
Residential	163,920	161,033
Home equity	88,356	91,313
Consumer	6,476	5,922
Total loans	$792,513	$788,705

Index
Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the three months ended March 31, 2013 was approximately $4.9 million. This included $1.9 million in accretion income of which $600 thousand was related to loan pay-offs and renewals. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at March 31, 2013 and December 31, 2012 are as follows:

(in thousands)	2013	2012
Oustanding principal balance	$195,609	$219,569
Carrying amount	182,002	203,981

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, at March 31, 2013 and December 31, 2012 are as follows:

(in thousands)	2013	2012
Oustanding principal balance	$23,715	$26,349
Carrying amount	17,914	20,182

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the three months ended March 31, 2013. The accretion reflected below includes $177,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2012	$2,165
Accretion	(307)
Reclassification from nonaccretable difference	250
Balance at March 31, 2013	$2,108

Past Due Loans

The following table shows an analysis by portfolio segment of the Company’s past due loans at March 31, 2013.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$168	$-	$-	$-	$168	$126,860	$127,028
Commercial real estate:
Construction and land development	-	-	-	1,047	1,047	44,280	45,327
Commercial real estate	283	-	-	1,914	2,197	359,209	361,406
Residential:
Residential	1,844	259	-	1,924	4,027	159,893	163,920
Home equity	49	47	-	300	396	87,960	88,356
Consumer	39	6	-	-	45	6,431	6,476
Total	$2,383	$312	$-	$5,185	$7,880	$784,633	$792,513

Index

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2012.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$219	$-	$-	$52	$271	$125,921	$126,192
Commercial real estate:
Construction and land development	417	-	-	1,208	1,625	47,187	48,812
Commercial real estate	1,120	-	-	1,526	2,646	352,787	355,433
Residential:
Residential	672	168	-	2,130	2,970	158,063	161,033
Home equity	144	-	-	397	541	90,772	91,313
Consumer	33	-	-	3	36	5,886	5,922
Total	$2,605	$168	$-	$5,316	$8,089	$780,616	$788,705

Impaired Loans

The following table presents the Company’s impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at March 31, 2013.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	1,044	1,067	-	1,047	-
Commercial real estate	338	340	-	341	3
Residential:
Residential	265	539	-	267	-
Home equity	11	11	-	11	-
Consumer	-	-	-	-	-
	$1,658	$1,957	$-	$1,666	$3
With an related allowance recorded:
Commercial	10	10	7	10	-
Commercial real estate:
Construction and land development	891	928	82	1,086	-
Commercial real estate	959	959	331	959	-
Residential
Residential	90	90	16	90	-
Home equity	-	-	-	-	-
Consumer	20	20	20	20	-
	$1,970	$2,007	$456	$2,165	$-
Total:
Commercial	$10	$10	$7	$10	$-
Commercial real estate:
Construction and land development	1,935	1,995	82	2,133	-
Commercial real estate	1,297	1,299	331	1,300	3
Residential:
Residential	355	629	16	357	-
Home equity	11	11	-	11	-
Consumer	20	20	20	20	-
	$3,628	$3,964	$456	$3,831	$3

Index

The following table presents the Company’s impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2012.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$39	$39	$-	$276	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Consumer:
Consumer	-	-	-	-	-
	$2,916	$3,221	$-	$3,256	$34
With an related allowance recorded:
Commercial	$110	$110	$107	$35	$-
Consumer	21	21	21	10
	$131	$131	$128	$45	$-
Total:
Commercial	$149	$149	$107	$311	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Consumer:
Consumer	21	21	21	10	-
	$3,047	$3,352	$128	$3,301	$34

There were no loans modified as a TDR for the three months ended March 31, 2013.  The following table shows the detail of loans modified as TDRs during the quarter ended March 31, 2012 included in the impaired loan balances.

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial real estate:
Construction and land development	5	$777	$723
Total	5	$777	$723

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three month periods ending March 31, 2013 and 2012.

Index

Risk Grades

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of March 31, 2013.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$125,839	$36,850	$345,906	$150,208	$85,736
Special Mention	1,082	1,839	8,279	10,646	1,616
Substandard	107	6,638	7,221	3,066	1,004
Doubtful	-	-	-	-	-
Total	$127,028	$45,327	$361,406	$163,920	$88,356

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer

Performing	$6,383
Nonperforming	93
Total	$6,476

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012

Allowance for Loan Losses
Balance, beginning of period	$12,118	$10,529	$10,529
Provision for loan losses	294	2,133	733
Charge-offs	(287)	(2,086)	(340)
Recoveries	403	1,542	769
Balance, end of period	$12,528	$12,118	$11,691

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$201	$200	$200
Provision for loan losses	10	1	-
Charge-offs	-	-	-
Balance, end of period	$211	$201	$200

Index

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at March 31, 2012.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118
Charge-offs	(80)	-	(146)	(61)	(287)
Recoveries	66	210	71	56	403
Provision	35	168	86	5	294
Balance as of March 31, 2013	$1,471	$7,200	$3,649	$208	$12,528

Balance as of March 31, 2013

Allowance for Loan Losses
Individually evaluated for impairment	$7	$413	$16	$20	$456
Collectively evaluated for impairment	1,464	6,327	3,593	188	11,572
Loans acquired with deteriorated credit quality	-	460	40	-	500
Total	$1,471	$7,200	$3,649	$208	$12,528

Loans
Individually evaluated for impairment	$10	$3,232	$366	$20	$3,628
Collectively evaluated for impairment	126,738	392,001	245,776	6,456	770,971
Loans acquired with deteriorated credit quality	280	11,500	6,134	-	17,914
Total	$127,028	$406,733	$252,276	$6,476	$792,513

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2012.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(748)	(572)	(694)	(72)	(2,086)
Recoveries	707	475	279	81	1,542
Provision	255	1,200	641	37	2,133
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118

Balance as of December 31, 2012

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

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.  A large percentage of the Bank’s North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the acquisition related credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the MidCarolina merger, approximately $80 million of the acquired loan portfolio has renewed under such terms and is considered as part of the regular loan loss allowance analysis.

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

In September 2011, the FASB published Accounting Statement Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant “qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount.”

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2013, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2012	$39,043	$4,660
Additions	-	-
Amortization	-	(420)
Impairment	-	-
Balance as of March 31, 2013	$39,043	$4,240

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Customer repurchase agreements	$46,666	$49,942
FHLB overnight borrowings	-	-
	$46,666	$49,942

Index

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of March 31, 2013, $426,539,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013			December 31, 2012
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$150	3.78%	April 2014	$188	3.78%
November 2017	9,897	2.98	November 2017	9,891	2.98
	$10,047	3.00%		$10,079	3.01%

The advance due in November 2017 is net of a valuation allowance of $103,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At March 31, 2013, the Bank’s public deposits totaled $117,998,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2013, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $79,839,000 in government and agency securities to provide collateral for such deposits.

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, the AMNB Trust, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company’s option (which option became effective beginning on September 30, 2011).  Initially, the securities required quarterly distributions by the AMNB Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
	Date	Interest	Maturity	Principal Amount
Issuing Entity	Issued	Rate	Date	March 31, 2013	December 31, 2012

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,056	4,042
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,668	2,656
		2.95%

				$27,343	$27,317

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,099,000 and $941,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the three months ended March 31, 2013 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2012	240,517	$24.28
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2013	240,517	$24.28	3.28 years	$239
Exercisable at March 31, 2013	240,517	$24.28	3.28 years	$239

Index
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of March 31, 2013, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Nonvested restricted stock activity for the three months ended March 31, 2013 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2013	39,327	$20.17
Granted	12,121	20.47
Vested	12,830	22.77
Forfeited	-	-
Nonvested at March 31, 2013	38,618	$19.40

As of March 31, 2013 and December 31, 2012, there was $524,000 and $346,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.49 years.   The share based compensation expense for nonvested restricted stock was $70,000 and $87,000 during the first three months of 2013 and 2012, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2012, the regular quarterly board retainer could be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2013, all 11 outside directors have elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 3,668 and 5,327 shares and recognized share based compensation expense of $76,000 and $113,000 during the first three months of 2013 and 2012, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2013		2012
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,861,991	$0.53	7,822,228	$0.53
Effect of dilutive securities - stock options	9,517	-	10,833	-
Diluted	7,871,508	$0.53	7,833,061	$0.53

Index

         Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2013 and 2012, because their effects were antidilutive, averaged 188,517 and 196,394, respectively.

Note 12 – Employee Benefit Plans

         The following is information pertaining to the Company’s non-contributory defined benefit pension plan.

Components of Net Periodic Benefit Cost	Three Months Ended
(in thousands)	March 31,
	2013	2012
Service cost	$-	$-
Interest cost	72	97
Expected return on plan assets	(128)	(135)
Recognized net actuarial loss	69	83

Net periodic benefit cost	$13	$45

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

Index

Segment information as of and for the three months ended March 31, 2013 and 2012, is shown in the following table.

	Three Months Ended March 31, 2013
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$13,409	$-	$-	$-	$13,409
Interest expense	1,539	-	188	-	1,727
Noninterest income	2,078	687	5	-	2,770
Operating income (loss) before income taxes	5,771	296	(227)	-	5,840
Net income (loss)	4,091	210	(150)		4,151
Depreciation and amortization	840	4	-	-	844
Total assets	1,293,145	-	918	-	1,294,063
Capital expenditures	178	-	-	-	178

	Three Months Ended March 31, 2012
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$15,342	$-	$3	$(3)	$15,342
Interest expense	1,967	-	206	(3)	2,170
Noninterest income	2,246	983	5	-	3,234
Operating income (loss) before income taxes	5,483	558	(295)	-	5,746
Net income (loss)	3,970	404	(199)		4,175
Depreciation and amortization	964	5	-	-	969
Total assets	1,322,320	-	940	-	1,323,260
Capital expenditures	649	-	-	-	649

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

Index
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at March 31, 2013 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$52,610	$-	$52,610	$-
Mortgage-backed and CMOs	80,835	-	80,835	-
State and municipal	200,504	1,000	199,504	-
Corporate	7,227	-	7,227	-
Total	$341,176	$1,000	$340,176	$-

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$42,759	$-	$42,759	$-
Mortgage-backed and CMOs	83,308	-	83,308	-
State and municipal	202,731	2,110	200,621	-
Corporate	6,448	-	6,097	351
Total	$335,246	$2,110	$332,785	$351

Index

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balances as of January 1, 2013	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2013
Securities available for sale:

Corporate	$351	$136	$-	$(487)	$-	$-

Total assets	$351	$136	$-	$(487)	$-	$-

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

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company’s collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Index

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the dates indicated, (in thousands):

		Fair Value Measurements at March 31, 2013 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$4,395	$-	$4,395	$-
Impaired loans, net of valuation allowance	1,514	-	-	1,514
Other real estate owned	5,822	-	-	5,822

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$13,852	$-	$13,852	$-
Impaired loans, net of valuation allowance	3	-	-	3
Other real estate owned	6,193	-	-	6,193

The carrying values and estimated fair values of the Company’s financial instruments at March 31, 2013 are as follows (in thousands):

		Fair Value Measurements at March 31, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$57,645	$57,645	$-	$-	$57,645
Securities avaiable for sale	341,176	1,000	340,176	-	341,176
Loans held for sale	4,395	-	4,395	-	4,395
Loans, net of allowance	779,985	-	-	779,593	779,593
Bank owned life insurance	14,391	14,391	-	-	14,391
Accrued interest receivable	4,536	4,536	-	-	4,536

Financial Liabilities:
Deposits	$1,037,748	$589,478	$-	$423,092	$1,012,570
Repurchase agreements	46,666	46,666	-	-	46,666
Other borrowings	10,047	-	-	10,959	10,959
Trust preferred capital notes	27,343	-	-	21,994	21,994
Accrued interest payable	732	732	-	-	732

Index

The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$47,442	$47,442	$-	$-	$47,442
Securities avaiable for sale	335,246	2,110	332,785	351	335,246
Loans held for sale	13,852	-	13,852	-	13,852
Loans, net of allowance	776,587	-	-	777,761	777,761
Bank owned life insurance	14,289	14,289	-	-	14,289
Accrued interest receivable	4,711	4,711	-	-	4,711

Financial Liabilities:
Deposits	$1,027,667	$582,633	$-	$424,378	$1,007,011
Repurchase agreements	49,942	49,942	-	-	49,942
Other borrowings	10,079	-	-	11,062	11,062
Trust preferred capital notes	27,317	-	-	22,524	22,524
Accrued interest payable	755	755	-	-	755

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2013 and December 31, 2012, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2013	2012
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$15,365	$28,197
Interest-bearing deposits in other banks	42,280	26,649

	$57,645	$54,846

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,750	$2,212
Income taxes	-	-
Noncash investing and financing activities:
Transfer of loans to other real estate owned	331	1,879
Unrealized loss on securities available for sale	(1,080)	(677)

Note 16 – Accumulated Other Comprehensive Income
       Changes in each component of accumulated other comprehensive income were as follows (in thousands):

Accumulated Other Comprehensive Income
	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$8,832	$(2,002)	$6,830

Net unrealized losses on securities available for sale,
net of tax, $(237)	(440)	-	(440)

Balance at March 31, 2012	$8,392	$(2,002)	$6,390

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale,
net of tax, $(309)	(573)	-	(573)

Reclassification adjustment for gains on securities,
net of tax, $(69)	(129)	-	(129)

Balance at March 31, 2013	$9,098	$(2,203)	$6,895

Index

Reclassifications Out of Accumulated Other Comprehensive Income
for the Period Ended March 31, 2013
(in thousands)

	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$198	Securities gains, net
	(69)	Income tax expense
Total reclassifications	$129	Net of tax

Note 17 – Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for previously announced accounting pronouncements.

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

A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles (“GAAP”) and they conform to general practices within the banking industry.  The Company’s critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company’s significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements of the 10-K for December 31, 2012.

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

Index
Goodwill Impairment

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2012 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011, the FASB published Accounting Statement Update (“ASU”) 2011-08, Testing Goodwill for Impairment. This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant “qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount.”

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

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation (“MidCarolina”) pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties. Details of the transaction are discussed in Note 2 to the attached Consolidated Financial Statements.

Index

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2013 and 2012

For the quarter ended March 31, 2013, the Company reported net income of $4,151,000 compared to $4,175,000 for the comparable quarter in 2012. The $24,000 or 0.6% decrease in earnings was primarily due to declines in yields on earning assets and lower levels of earnings assets. It was partially mitigated by lower cost of funds. Earnings were positively impacted by lower provision expense and lower levels of noninterest expense.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended March 31,	2013	2012	$ Change	% Change

Interest income	$13,409	$15,342	$(1,933)	-12.6%
Interest expense	(1,727)	(2,170)	443	-20.4%
Net interest income	11,682	13,172	(1,490)	-11.3%
Provision for loan losses	(294)	(733)	439	-59.9%
Noninterest income	2,770	3,234	(464)	-14.3%
Noninterest expense	(8,318)	(9,927)	1,609	-16.2%
Income tax expense	(1,689)	(1,571)	(118)	7.5%

Net income	$4,151	$4,175	$(24)	-0.6%

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

Three months ended March 31, 2013 and 2012

Net interest income on a taxable equivalent basis decreased $1,504,000 or 10.9%, for the first quarter of 2013 compared to the same quarter of 2012.  This was primarily due to declines in yields on earning assets, impacted by lower market interest rates and lower accretion income, and lower levels of earning assets. It was partially mitigated by reductions in the cost of interest bearing liabilities.

For the first quarter of 2013, the Company’s yield on interest-earning assets was 4.78%, compared to 5.42% for the first quarter of 2012.  The cost of interest-bearing liabilities was 0.77% compared to 0.90%. The interest rate spread was 4.01% compared to 4.52%.  The net interest margin, on a fully taxable equivalent basis, was 4.19% compared to 4.68%, for a reduction of 49 basis points (0.49%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2013 and 2012.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

Net Interest Income Analysis
For the Three Months Ended March 31, 2013 and 2012
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2013	2012	2013	2012	2013	2012
Loans:
Commercial	$123,615	$132,100	$1,590	$1,811	5.22%	5.50%
Real estate	661,538	679,376	9,728	11,118	5.88	6.55
Consumer	6,103	13,068	110	227	7.31	6.97
Total loans	791,256	824,544	11,428	13,156	5.79	6.38

Securities:
Federal agencies & GSEs	46,006	30,839	116	162	1.01	2.10
Mortgage-backed & CMOs	79,432	99,119	380	529	1.91	2.13
State and municipal	189,056	180,866	1,932	1,976	4.09	4.37
Other	11,854	8,335	95	94	3.21	4.51
Total securities	326,348	319,159	2,523	2,761	3.09	3.46

Deposits in other banks	53,820	31,619	29	10	0.22	0.13

Total interest-earning assets	1,171,424	1,175,322	13,980	15,927	4.78	5.42

Non-earning assets	124,826	136,472

Total assets	$1,296,250	$1,311,794

Deposits:
Demand	$154,555	$170,481	32	56	0.08	0.13
Money market	172,481	185,920	93	161	0.22	0.35
Savings	82,696	76,505	20	29	0.10	0.15
Time	414,090	447,364	1,291	1,591	1.26	1.43
Total deposits	823,822	880,270	1,436	1,837	0.71	0.84

Customer repurchase agreements	50,296	47,229	21	43	0.17	0.37
Other short-term borrowings	-	115	-	-	-	0.00
Long-term borrowings	37,399	37,421	270	290	2.89	3.10
Total interest-bearing
liabilities	911,517	965,035	1,727	2,170	0.77	0.90

Noninterest bearing demand deposits	214,313	183,281
Other liabilities	5,900	8,793
Shareholders' equity	164,520	154,685
Total liabilities and
shareholders' equity	$1,296,250	$1,311,794

Interest rate spread					4.01%	4.52%
Net interest margin					4.19%	4.68%

Net interest income (taxable equivalent basis)			12,253	13,757
Less: Taxable equivalent adjustment			571	585
Net interest income			$11,682	$13,172

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three months ended March 31
	2013 vs. 2012
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(221)	$(108)	$(113)
Real estate	(1,390)	(1,104)	(286)
Consumer	(117)	8	(125)
Total loans	(1,728)	(1,204)	(524)
Securities:
Federal agencies	(46)	(106)	60
Mortgage-backed	(149)	(51)	(98)
State and municipal	(44)	(131)	87
Other securities	1	(32)	33
Total securities	(238)	(320)	82
Deposits in other banks	19	10	9
Total interest income	(1,947)	(1,514)	(433)

Interest expense
Deposits:
Demand	(24)	(19)	(5)
Money market	(68)	(57)	(11)
Savings	(9)	(11)	2
Time	(300)	(187)	(113)
Total deposits	(401)	(274)	(127)
Customer repurchase agreements	(22)	(25)	3
Other borrowings	(20)	(19)	(1)
Total interest expense	(443)	(318)	(125)
Net interest income	$(1,504)	$(1,196)	$(308)

Noninterest Income

All comparisons discussed below are between the first quarter of 2013 and the first quarter of 2012.

Noninterest income decreased to $2,770,000 in 2013 from $3,234,000 in 2012, a decrease of $464,000 or 14.3%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts decreased to $588,000 in 2013 from $882,000 in 2012, a decrease of $294,000 or 33.3%.  This decrease was primarily the result a $330,000 refund related to an error in a trust agreement going back two decades. This error was detected during a review and has been resolved and recorded as a reduction in trust income. The facts and circumstances of this trust relationship are unique. A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $409,000 in 2013 compared to $488,000 in 2012, a decrease of $79,000 or 16.2%. This was primarily the result of lower levels of overdraft and non-sufficient funds (NSF) fees and reduced service charge income.

Index
Other fees and commissions were $459,000 in 2013 compared to $457,000 in 2012, an increase of $2,000 or 0.4%.

Mortgage banking income was $718,000 in 2013 compared to $531,000 in 2012, an increase of $187,000 or 35.2%. Mortgage banking has benefited from the historically low interest rates. Management does not expect this volume of business to continue indefinitely.

Securities gains were $198,000 in 2013 compared to no gains or losses in 2012.  Most of this gain related to the sale of a trust preferred security acquired in the MidCarolina merger that was sold for a gain of $128,000.  This security had been recorded at fair value at the date of the MidCarolina merger.
Other income was $398,000 in 2013 compared to $876,000 in 2012, a decrease of $478,000 or 54.6%. In 2012, the Bank had a gain of $495,000 on the sale of a vacant bank branch office.

Noninterest Expense

All comparisons discussed below are between the first quarter of 2013 and the first quarter of 2012.

Noninterest expense was $8,318,000 in 2013 compared to $9,927,000 in 2012, a decrease of $1,609,000 or 16.2%.  The major factors impacting that change are discussed below.

Salaries were $3,439,000 in 2013 compared to $4,111,000 in 2012, a decrease of $672,000 or 16.3%. This decrease was driven primarily by a reduction in the number of full time equivalent employees by 24. This decrease was affected by a combination of retirements, normal attrition and more efficient scheduling.

Employee benefits were $899,000 in 2013 compared to $1,078,000 in 2012, a decrease of $179,000 or 6.6%. This was the result of reduced salary cost as mentioned above.

Occupancy expense was $916,000 in 2013 compared to $965,000 in 2012, a decrease of $49,000 or 5.1%.

The Federal Deposit Insurance Corporation (“FDIC”) assessment for deposit insurance was $161,000 in 2013 compared to $233,000 for 2012, a decrease of $72,000 or 30.9%. The deposit premium is based on a rolling average of certain quality metrics and asset size, which accounts for some volatility in the aggregate amount.

Bank franchise tax expense was $187,000 in 2013 compared to $183,000 in 2012, an increase of $4,000 or 2.2%.

Core deposit intangible amortization was $420,000 in 2013 compared to $547,000 in 2012, a decrease of $127,000 or 23.2%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Foreclosed real estate, net, was $243,000 for 2013 compared to income of $153,000 for 2012, a $396,000 increase.  Net gains were realized from the sale of foreclosed property in the first quarter of 2012.

There were no merger related expenses in 2013 compared to $251,000 in 2012.

Other expenses were $2,053,000 in 2013 compared to $2,712,000 in 2012, a decrease of $659,000 or 24.3%. The 2012 quarter was negatively impacted by various expenses associated with the management information system conversion in February 2012.

Income Taxes

The effective tax rate for the first quarter of 2013 was 28.9% compared to 27.3% for the first quarter of 2012.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Index

Fair Value Impact to net Income

The following table presents the impact for the three month period ended March 31, 2013 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

			March 31, 2013
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2012	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(9,631)	$1,603	$(8,017)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,165)	307	(2,108)	(2)
Time deposits - brokered	Income	(278)	104	(174)
FHLB advances	Expense	109	(6)	103
Trust preferred securities	Expense	2,066	(25)	2,041
Net Interest Income			1,983

Non-interest (expense)
Premises and equipment
Amortization of core deposit intangible	Expense	$4,094	(326)	$3,768
Net non-interest expense			(326)

Change in pretax income			$1,657

(1) - Remaining discount balance includes $11,000 in charge-offs against the mark
(2) - Remaining discount balance includes $250,000 in reclassifications from the non-accretable difference

Accretion related to loans acquired with deteriorated credit quality includes $170,000 in accretion income associated with loan payoffs during the three month period.

Index

The following table presents the actual effect for the three month period ended March 31, 2012 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

			March 31, 2013
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2012	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(15,908)	$1,715	$(14,193)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,029)	933	(1,235)	(1)
Time deposits	Income	(110)	33	(77)
Time deposits - brokered	Income	(694)	104	(590)
FHLB advances	Expense	131	(6)	125
Trust preferred securities	Expense	2,171	(25)	2,146
Net Interest Income			2,754

Non-interest (expense)
Premises and equipment
Amortization of core deposit intangible	Expense	$5,652	(452)	$5,200
Net non-interest expense			(326)

Change in pretax income			$2,302

(1) - Remaining discount balance includes $1,139,000 in reclassifications from the non-accretable difference

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

The available for sale securities portfolio was $341,176,000 at March 31, 2013 compared to $335,246,000 at December 31, 2012, an increase of $5,930,000 or 1.8%.  At March 31, 2013, the available for sale portfolio had an amortized cost of $327,179,000, resulting in a net unrealized gain of $13,997,000.

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

Total loans were $792,513,000 at March 31, 2013, compared to $788,705,000 at December 31, 2012, an increase of $3,808,000 or 0.5%, with growth evident in both the Virginia and North Carolina markets.

Loans held for sale totaled $4,395,000 at March 31, 2013, and $13,852,000 at December 31, 2012, a decrease of $9,457,000 or 68.3%. This decrease in volume was related primarily to investor backlogs in processing, not declines in demand for mortgage loans.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
(in thousands)	2013	2012

Commercial	$127,028	$126,192
Commercial real estate:
Construction and land development	45,327	48,812
Commercial real estate	361,406	355,433
Residential real estate:
Residential	163,920	161,033
Home equity	88,356	91,313
Consumer	6,476	5,922
Total loans	$792,513	$788,705

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

Index
Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company’s Credit Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance, factors which are considered include, but are not limited to, historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, trends in appraisal results relative to original loan to value estimates, national, regional, and local economic conditions and trends, and legal, regulatory, and collateral factors.

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

Since the financial crisis that began in 2008, the Company has increased its focus on national and regional economic factors, as well as the potential impact of fiscal and monetary policy on the conduct of business in our market areas. In addition, over the last several years, the Company has noted a trend in commercial real estate appraisals indicating an overall continuing decline in collateral values. It is difficult to objectively quantify the relationship between these factors and the need for an incrementally larger allowance for loan loss. But, the Company is convinced that until there is a palpable and consistent improvement in these trends, relatively larger reliance on these factors is warranted in the loss analysis process.

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

At March 31, 2013, the allowance for loan losses was $12,528,000 compared to $12,118,000 at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.58% and 1.54%, respectively.  During the first three months of 2013, the allowance for loan losses increased by $410,000 or 3.4% and the loan portfolio increased by $3,808,000 or 0.5%. As noted above, the Company considers numerous quantitative and qualitative factors in determining its allowance adequacy. Since the July 2011 merger with MidCarolina, the Bank must also evaluate the purchased acquired loans for impairment, especially with regard to the loans acquired with deteriorated credit quality. A large percentage of the Bank’s acquired North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the merger, approximately $80 million of the acquired performing loan portfolio has renewed under such terms and is considered as part of the regular loan loss allowance analysis. Management also reviews cash flows related to loans acquired with deteriorated credit quality in determining the aggregate amount of impaired loans for consideration in the reserve analysis. Such adverse changes in cash flow accounted for $500,000 of the allowance at March 31, 2013.

Index

The following table presents the Company’s loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Three Months Ended	Year Ended
	March 31,	December 31,
	2013	2012

Balance at beginning of period	$12,118	$10,529

Charge-offs:
Construction and land development	-	202
Commercial real estate	-	370
Residential real estate	55	579
Home equity	91	115
Total real estate	146	1,266
Commercial and industrial	80	748
Consumer	61	72
Total charge-offs	287	2,086

Recoveries:
Construction and land development	180	87
Commercial real estate	30	388
Residential real estate	53	252
Home equity	18	27
Total real estate	281	754
Commercial and industrial	66	707
Consumer	56	81
Total recoveries	403	1,542

Net charge-offs (recoveries)	(116)	544
Provision for loan losses	294	2,133
Balance at end of period	$12,528	$12,118

The provision for loan losses for the three month period in 2013 was $294,000 and the provision for the year ended December 31, 2012 was $2,133,000. The provision expense for the 2013 quarter has been positively impacted by continued improvement in asset quality metrics and by robust loan recoveries.

Net loans recoveries totaled $116,000 for the three month period in 2013 and the net charge-offs totaled $544,000 in 2012. Annualized net charge-offs (recoveries) to average loans during the same periods totaled (0.06%) and 0.07%, respectively.

Index

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio for the quarter and year indicated below.

Asset Quality Ratios

	March 31,	December 31,
	2013	2012

Allowance to loans	1.58%	1.54%
Net charge-offs to allowance (1)	(3.70)	4.49
Net charge-offs to average loans (1)	(0.06)	0.07
Nonperforming assets to total assets	0.85	0.90
Nonperforming loans to loans	0.65	0.67
Provision to net charge-offs (1)	(253.45)	392.10
Provision to average loans (1)	0.15	0.26
Allowance to nonperforming loans	241.62	227.95

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings that are not on nonaccrual.  Nonperforming loans to total loans were 0.65% at March 31, 2013 and 0.67% at December 31, 2012.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.85% of total assets at March 31, 2013, down from 0.90% at December 31, 2012.  Included in nonperforming assets were $1,635,000 in troubled debt restructurings at March 31, 2013 and $1,755,000 at December 31, 2012.

It is the policy of the Company that any loan that becomes 90 days past due will, in most cases, be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $5,185,000 in nonaccrual loans shown on the following table includes $3,334,000 in impaired loans.  The remaining $1,851,000 in nonaccrual loans were not considered impaired because they constitute a pool of smaller balance, homogenous loans and purchased acquired impaired loans, which were collectively evaluated for impairment and determined to be not impaired. These loans are exclusive of $17,914,000 in loans acquired from MidCarolina with deteriorated credit quality.

Index

        The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	March 31,	December 31,
	2013	2012
Nonaccrual loans:
Real estate	$5,185	$5,261
Commercial	-	52
Consumer	-	3
Total nonaccrual loans	5,185	5,316

Loans past due 90 days
and accruing interest:
Real estate	-	-
Total past due loans	-	-

Total nonperforming loans	5,185	5,316

Foreclosed real estate	5,822	6,193

Total nonperforming assets	$11,007	$11,509

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

	March 31,	December 31,
	2013	2012

Accruing	$294	$499
Nonaccruing	3,334	2,548
Total impaired loans	$3,628	$3,047

Included in the impaired loan totals were $1,635,000 in troubled debt restructured loans at March 31, 2013 and $1,755,000 at December 31, 2012.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were carried on the consolidated balance sheets at $5,822,000 and $6,193,000 as of March 31, 2013 and December 31, 2012, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

Index

The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	March 31,	December 31,
	2013	2012

Construction and land development	$3,124	$3,290
Farmland	308	236
1-4 family residential	1,113	1,090
Multifamily (5 or more) residential	1,012	1,012
Commercial real estate	265	565
	$5,822	$6,193

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,037,748,000 at March 31, 2013 compared to $1,027,667,000 at December 31, 2012, an increase of $10,081,000 or 1.0%.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $165,032,000 at March 31, 2013 compared to $163,246,000 at December 31, 2012, an increase of $1,786,000 or 1.1%.

The Company paid cash dividends of $0.23 per share during the first quarter of 2013. During that same quarter the basic and diluted earnings were $0.53 per share.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At March 31, 2013, the Company's Tier I and total capital ratios were 16.07% and 17.32%, respectively.  At December 31, 2012, these ratios were 15.75% and 17.00%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 11.49% and 11.27% at March 31, 2013 and December 31, 2012, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier I risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2013, that the Company met the requirements to be considered “well capitalized.”

Index

        As of July 2012, the banking regulators have published a notice of proposed regulations (“NPR”) based on the Basel III international agreement. This NPR, if enacted in its current form, will have a significant impact on how regulatory capital is defined and computed, and how risk weighted assets are determined. At this point it is too early to determine the full impact of the proposed regulations, but it is reasonable to anticipate that there will be significant fluctuation in regulatory capital ratios for the Bank and throughout the community bank industry.

Liquidity

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities in a timely manner.  Liquidity management involves maintaining the Company’s ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds or depositors desiring to withdraw funds.  Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the Asset Liability Committee (“ALCO”)  and Board of Directors, both of which receive periodic reports of the Company’s interest rate risk and liquidity position.  The Company uses a computer simulation model to assist in the management of the future liquidity needs of the Company.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2013, principal advance obligations to the FHLB consisted of $10,047,000 in fixed-rate, long-term advances compared to $10,079,000 at December 31, 2012.  The Company also had outstanding $72,700,000 in letters of credit at March 31, 2013 and at December 31, 2012. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Short-term borrowing is discussed in Note 7 and long-term borrowing is discussed in Note 8 in the attached Consolidated Financial Statements included in his report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at March 31, 2013.

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2013 and December, 31, 2012, was $23,065,000 and $22,150,000 respectively.

Index

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31, 2013	December 31, 2012

Commitments to extend credit	$178,697	$170,202
Standby letters of credit	4,587	4,591
Mortgage loan rate-lock commitments	9,465	9,486

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

Interest Rate Risk Management

Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its ALCO and Board of Directors, both of which receive and review periodic reports of the Company’s interest rate risk position.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at March 31, 2013 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of March 31, 2013 assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	March 31, 2013
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4%	$9,394	21.7%
Up 3%	6,987	16.1%
Up 2%	4,511	10.4%
Up 1%	2,068	4.8%

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

Index

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2013, (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	March 31, 2013

Change in interest rates	Amount	$ Change	% Change

Up 4%	$187,851	$36,837	24.4%
Up 3%	180,380	29,395	19.5%
Up 2%	171,080	20,096	13.3%
Up 1%	160,246	9,262	6.1%
Flat	150,984	-

     Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

There have been no material changes to market risk as disclosed in the Company’s 2012 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act"), as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – May 6, 2013	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 6, 2013	Chief Financial Officer