Form 10-Q
period 2013-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2013-08-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 6, 2013, the Company had 7,875,250 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index
Part I.   Financial Information
Item 1.	Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
Assets	2013	2012
Cash and due from banks	$18,994	$20,435
Interest-bearing deposits in other banks	37,720	27,007

Securities available for sale, at fair value	340,135	335,246
Restricted stock, at cost	4,880	5,287
Loans held for sale	4,098	13,852

Loans, net of unearned income	794,045	788,705
Less allowance for loan losses	(12,676)	(12,118)
Net loans	781,369	776,587

Premises and equipment, net	24,269	24,543
Other real estate owned, net	5,569	6,193
Goodwill	39,043	39,043
Core deposit intangibles, net	3,819	4,660
Bank owned life insurance	14,495	14,289
Accrued interest receivable and other assets	19,626	16,545
Total assets	$1,294,017	$1,283,687

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$213,123	$217,275
Demand deposits -- interest bearing	169,204	153,578
Money market deposits	173,696	166,111
Savings deposits	84,489	81,135
Time deposits	405,882	409,568
Total deposits	1,046,394	1,027,667

Customer repurchase agreements	41,972	49,942
Long-term borrowings	10,015	10,079
Trust preferred capital notes	27,368	27,317
Accrued interest payable and other liabilities	5,332	5,436
Total liabilities	1,131,081	1,120,441

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 7,872,250 shares outstanding at June 30, 2013 and 7,846,912 shares outstanding at December 31, 2012	7,872	7,847
Capital in excess of par value	57,581	57,211
Retained earnings	95,333	90,591
Accumulated other comprehensive income, net	2,150	7,597
Total shareholders' equity	162,936	163,246
Total liabilities and shareholders' equity	$1,294,017	$1,283,687

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	June 30
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$11,358	$12,683
Interest and dividends on securities:
Taxable	851	1,056
Tax-exempt	1,045	1,077
Dividends	54	52
Other interest income	39	18
Total interest and dividend income	13,347	14,886

Interest Expense:
Interest on deposits	1,369	1,729
Interest on short-term borrowings	14	51
Interest on long-term borrowings	82	84
Interest on trust preferred capital notes	189	206
Total interest expense	1,654	2,070

Net Interest Income	11,693	12,816
Provision for Loan Losses	-	733

Net Interest Income After Provision for Loan Losses	11,693	12,083

Noninterest Income:
Trust fees	944	966
Service charges on deposit accounts	429	413
Other fees and commissions	463	445
Mortgage banking income	531	519
Securities gains, net	1	160
Other	318	297
Total noninterest income	2,686	2,800

Noninterest Expense:
Salaries	3,503	3,809
Employee benefits	867	799
Occupancy and equipment	872	1,048
FDIC assessment	161	213
Bank franchise tax	185	182
Core deposit intangible amortization	421	546
Foreclosed real estate, net	193	171
Merger related expenses	-	(202)
Other	2,226	2,267
Total noninterest expense	8,428	8,833
Income Before Income Taxes	5,951	6,050
Income Taxes	1,741	1,776
Net Income	$4,210	$4,274

Net Income Per Common Share:
Basic	$0.54	$0.55
Diluted	$0.53	$0.54
Average Common Shares Outstanding:
Basic	7,867,222	7,832,162
Diluted	7,876,969	7,849,142

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Six Months Ended
	June 30
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$22,753	$25,803
Interest and dividends on securities:
Taxable	1,729	2,135
Tax-exempt	2,097	2,159
Dividends	109	103
Other interest income	68	28
Total interest and dividend income	26,756	30,228

Interest Expense:
Interest on deposits	2,805	3,566
Interest on short-term borrowings	35	94
Interest on long-term borrowings	164	168
Interest on trust preferred capital notes	377	412
Total interest expense	3,381	4,240

Net Interest Income	23,375	25,988
Provision for Loan Losses	294	1,466

Net Interest Income After Provision for Loan Losses	23,081	24,522

Noninterest Income:
Trust fees	1,532	1,848
Service charges on deposit accounts	838	901
Other fees and commissions	922	902
Mortgage banking income	1,249	1,050
Securities gains, net	199	160
Other	716	1,173
Total noninterest income	5,456	6,034

Noninterest Expense:
Salaries	6,942	7,920
Employee benefits	1,766	1,877
Occupancy and equipment	1,788	2,013
FDIC assessment	322	446
Bank franchise tax	372	365
Core deposit intangible amortization	841	1,093
Foreclosed real estate, net	436	18
Merger related expenses	-	49
Other	4,279	4,979
Total noninterest expense	16,746	18,760
Income Before Income Taxes	11,791	11,796
Income Taxes	3,430	3,347
Net Income	$8,361	$8,449

Net Income Per Common Share:
Basic	$1.06	$1.08
Diluted	$1.06	$1.08
Average Common Shares Outstanding:
Basic	7,862,719	7,827,195
Diluted	7,872,351	7,839,364

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended
	June 30
	2013	2012

Net income	$4,210	$4,274

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(7,299)	1,285
Income tax benefit (expense)	2,554	(450)

Reclassification adjustment for (gains) on securities	(1)	(160)
Income tax expense	1	56

Other comprehensive income (loss)	(4,745)	731

Comprehensive income (loss)	$(535)	$5,005

	Six Months Ended
	June 30
	2013	2012

Net income	$8,361	$8,449

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(8,181)	608
Income tax benefit (expense)	2,863	(213)

Reclassification adjustment for (gains) on securities	(199)	(160)
Income tax expense	70	56

Other comprehensive income (loss)	(5,447)	291

Comprehensive income	$2,914	$8,740

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2013 and 2012
(Dollars in thousands) (Unaudited)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Shareholders'
	Stock	Par Value	Earnings	Income	Equity

Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	8,449	-	8,449

Other comprehensive income	-	-	-	291	291

Stock options exercised	3	42	-	-	45

Equity based compensation	26	388	-	-	414

Cash dividends declared, $0.46 per share	-	-	(3,604)	-	(3,604)

Balance, June 30, 2012	$7,836	$56,825	$86,642	$7,121	$158,424

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	8,361	-	8,361

Other comprehensive loss	-	-	-	(5,447)	(5,447)

Stock options exercised	6	96	-	-	102

Equity based compensation	19	274	-	-	293

Cash dividends declared, $0.46 per share	-	-	(3,619)	-	(3,619)

Balance, June 30, 2013	$7,872	$57,581	$95,333	$2,150	$162,936

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013 and 2012
(Dollars in thousands) (Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net income	$8,361	$8,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	294	1,466
Depreciation	854	865
Net accretion of purchase accounting adjustments	(4,050)	(5,306)
Core deposit intangible amortization	841	1,093
Net amortization (accretion) of securities	1,617	1,667
Net gain on sale or call of securities	(199)	(160)
Gain on sale of loans held for sale	(1,099)	(926)
Proceeds from sales of loans held for sale	58,268	41,030
Originations of loans held for sale	(47,415)	(42,989)
Net gain on foreclosed real estate	(139)	(381)
Valuation allowance on foreclosed real estate	294	219
Net gain on sale of premises and equipment	-	(495)
Equity based compensation expense	293	414
Deferred income tax expense (benefit)	(1,874)	2,238
Net change in interest receivable	(99)	(12)
Net change in other assets	1,619	(4,596)
Net change in interest payable	(51)	(71)
Net change in other liabilities	(53)	(597)
Net cash provided by operating activities	17,462	1,908

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,627	4,209
Proceeds from maturities, calls and paydowns of securities available for sale	32,216	33,574
Purchases of securities available for sale	(49,530)	(39,999)
Net change in restricted stock	407	(249)
Net (increase) decrease in loans	(2,222)	19,186
Proceeds from sale of premises and equipment	-	563
Purchases of premises and equipment	(580)	(573)
Proceeds from sales of foreclosed real estate	1,518	3,489
Net cash (used in) provided by investing activities	(15,564)	20,200

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	22,413	(29,597)
Net change in time deposits	(3,477)	13,602
Net change in customer repurchase agreements	(7,970)	538
Net change in other short-term borrowings	-	(3,000)
Net change in long-term borrowings	(75)	(76)
Common stock dividends paid	(3,619)	(3,604)
Proceeds from exercise of stock options	102	45
Net cash provided by (used in) financing activities	7,374	(22,092)

Net Increase in Cash and Cash Equivalents	9,272	16

Cash and Cash Equivalents at Beginning of Period	47,442	28,893

Cash and Cash Equivalents at End of Period	$56,714	$28,909

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2013; the consolidated statements of income for the three and six months ended June 30, 2013 and 2012; the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2013 and 2012; and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012.  Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2012.

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

The Company issued 1,626,157 shares of common stock in connection with the MidCarolina merger. MidCarolina Bank was merged with and into the Bank on July 1, 2011.

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

(dollars in thousands)
Consideration Paid:
Common shares issued (1,626,157)	$29,905
Cash paid to Shareholders	12
Fair Value of Options	132
Preferred shares issued (5,000)	5,000
Value of consideration	35,049

Assets acquired:
Cash and cash equivalents	34,783
Investment securities	51,442
Loans held for sale	113
Loans, net of unearned income	328,123
Premises and equipment, net	5,708
Deferred income taxes	15,310
Core deposit intangible	6,556
Other real estate owned	3,538
Other assets	13,535
Total assets	459,108

Liabilities assumed:
Deposits	420,248
FHLB advances	9,858
Other borrowings	6,546
Other liabilities	3,982
Total labilities	440,634
Net assets acquired	18,474
Goodwill resulting from merger with MidCarolina	$16,575

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

Index
Certain loans, those for which specific credit-related deterioration since origination was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on reasonable expectations about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

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

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service®  (often referred to as “CDARS”). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

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

Index
Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $251,000 in merger related expense. There were no merger related expenses in the three or six months ended June 30, 2013.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$54,965	$172	$496	$54,641
Mortgage-backed and CMOs	74,299	1,074	446	74,927
State and municipal	193,223	7,092	486	199,829
Corporate	10,952	2	216	10,738
Total securities available for sale	$333,439	$8,340	$1,644	$340,135

	December 31, 2012
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSE	$42,458	$306	$5	$42,759
Mortgage-backed and CMOs	81,585	1,829	106	83,308
State and municipal	189,810	12,935	14	202,731
Corporate	6,317	131	-	6,448
Total securities available for sale	$320,170	$15,201	$125	$335,246

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$39,222	$496	$39,222	$496	$-	$-
Mortgage-backed and CMOs	28,184	446	23,012	374	5,172	72
State and municipal	29,771	486	29,771	486	-	-
Corporate	8,582	216	8,582	216	-	-
Total	$105,759	$1,644	$100,587	$1,572	$5,172	$72

GSE debt securities: The unrealized losses on the Company's investment in 17 government sponsored entities (“GSE”) were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Index
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 22 GSE mortgage-backed securities and CMOs were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company’s investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

State and municipal securities:  The unrealized losses on 35 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

Corporate securities:  The unrealized losses on eight investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2013.

The Company’s investment in FHLB stock totaled $2,000,000 at June 30, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2012.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$5,501	$5	$5,501	$5	$-	$-
Mortgage-backed and CMOs	16,353	106	12,941	42	3,412	64
State and municipal	4,329	14	4,329	14	-	-
Total	$26,183	$125	$22,771	$61	$3,412	$64

Other-Than-Temporary-Impaired Securities

As of June 30, 2013 and December 31, 2012, there were no securities classified as having other-than-temporary impairment.

Index
Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

	June 30,	December 31,
(in thousands)	2013	2012

Commercial	$130,721	$126,192
Commercial real estate:
Construction and land development	44,029	48,812
Commercial real estate	354,323	355,433
Residential real estate:
Residential	168,965	161,033
Home equity	89,688	91,313
Consumer	6,319	5,922
Total loans	$794,045	$788,705

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the six months ended June 30, 2013 was approximately $9.5 million. This included $3.9 million in accretion income of which $976,000 was related to loan pay-offs and renewals. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Oustanding principal balance	$173,073	$219,569
Carrying amount	160,672	203,981

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Oustanding principal balance	$23,672	$26,349
Carrying amount	17,999	20,182

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the six months ended June 30, 2013. The accretion reflected below includes $976,000 related to loan payoffs.

Accretable
(in thousands)	Discount
Balance at December 31, 2012	$2,165
Accretion	(1,222)
Reclassification from nonaccretable difference	1,026
Balance at June 30, 2013	$1,969

Index
Past Due Loans

The following table shows an analysis by portfolio segment of the Company’s past due loans at June 30, 2013.

At June 30, 2013
			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$78	$-	$-	$19	$97	$130,624	$130,721
Commercial real estate:
Construction and land development	-	6	-	1,056	1,062	42,967	44,029
Commercial real estate	-	13	-	2,561	2,574	351,749	354,323
Residential:
Residential	215	291	-	1,804	2,310	166,655	168,965
Home equity	103	36	-	379	518	89,170	89,688
Consumer	11	-	-	9	20	6,299	6,319

Total	$407	$346	$-	$5,828	$6,581	$787,464	$794,045

The following table shows an analysis by portfolio segment of the Company’s past due loans at December 31, 2012.

			90 Days +
			Past Due	Non-	Total
	30- 59 Days	60-89 Days	and Still	Accrual	Past		Total
(in thousands)	Past Due	Past Due	Accruing	Loans	Due	Current	Loans

Commercial	$219	$-	$-	$52	$271	$125,921	$126,192
Commercial real estate:
Construction and land development	417	-	-	1,208	1,625	47,187	48,812
Commercial real estate	1,120	-	-	1,526	2,646	352,787	355,433
Residential:
Residential	672	168	-	2,130	2,970	158,063	161,033
Home equity	144	-	-	397	541	90,772	91,313
Consumer	33	-	-	3	36	5,886	5,922
Total	$2,605	$168	$-	$5,316	$8,089	$780,616	$788,705

Index
Impaired Loans

The following table presents the Company’s impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at June 30, 2013.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	825	837	-	939	-
Commercial real estate	333	334	-	327	7
Residential:
Residential	261	539	-	265	-
Home equity	10	10	-	11	-
Consumer	-	-	-	-	-
	$1,429	$1,720	$-	$1,542	$7
With a related allowance recorded:
Commercial	10	10	7	10	-
Commercial real estate:
Construction and land development	890	929	82	988	-
Commercial real estate	959	959	331	959	-
Residential
Residential	90	90	15	90	-
Home equity	-	-	-	-	-
Consumer	19	19	19	20	-
	$1,968	$2,007	$454	$2,067	$-
Total:
Commercial	$10	$10	$7	$10	$-
Commercial real estate:
Construction and land development	1,715	1,766	82	1,927	-
Commercial real estate	1,292	1,293	331	1,286	7
Residential:
Residential	351	629	15	355	-
Home equity	10	10	-	11	-
Consumer	19	19	19	20	-
	$3,397	$3,727	$454	$3,609	$7

Index
The following table presents the Company’s impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2012.

		Unpaid		Average	Interest
(in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$39	$39	$-	$276	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Consumer:
Consumer	-	-	-	-	-
	$2,916	$3,221	$-	$3,256	$34
With a related allowance recorded:
Commercial	$110	$110	$107	$35	$-
Commercial real estate:
Construction and land development					-
Commercial real estate					-
Residential:
Residential					-
Home equity	-	-	-	-	-
Consumer	21	21	21	10
Consumer	-	-	-	-	-
	$131	$131	$128	$45	$-
Total:
Commercial	$149	$149	$107	$311	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Home equity	-	-	-	-	-
Consumer:
Consumer	21	21	21	10	-
	$3,047	$3,352	$128	$3,301	$34

There were no loans modified as a troubled debt restructuring (“TDR”) for the three or six months ended June 30, 2013.  The following table shows the detail of loans modified as TDRs during the three and six months ended June 30, 2012 included in the impaired loan balances.

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	2	1,411	1,411
Home Equity	-	-	-
Commercial real estate	1	4	4
Consumer	-	-	-
Total	4	$1,426	$1,426

Index
	Loans Modified as a TDR for the
	Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Oustanding Recorded
(dollars in thousands)	Contracts	Investment	Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	7	2,188	2,081
Home Equity	-	-	-
Commercial real estate	1	4	4
Consumer	-	-	-
Total	9	$2,203	$2,096

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three or six month periods ending June 30, 2013 and 2012.

Risk Grades

The following table shows the Company’s commercial loan portfolio broken down by internal risk grading as of June 30, 2013.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

		Commercial	Commercial
		Real Estate	Real Estate		Home
	Commercial	Construction	Other	Residential	Equity

Pass	$129,226	$35,940	$341,474	$155,507	$86,850
Special Mention	1,414	1,635	6,349	10,192	1,777
Substandard	81	6,454	6,500	3,266	1,061
Doubtful	-	-	-	-	-
Total	$130,721	$44,029	$354,323	$168,965	$89,688

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$6,307
Nonperforming	12
Total	$6,319

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

Index
Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012

Allowance for Loan Losses
Balance, beginning of period	$12,118	$10,529	$10,529
Provision for loan losses	294	2,133	1,466
Charge-offs	(467)	(2,086)	(1,068)
Recoveries	731	1,542	1,172
Balance, end of period	$12,676	$12,118	$12,099

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$201	$200	$200
Provision for loan losses	2	1	6
Charge-offs	-	-	-
Balance, end of period	$203	$201	$206

The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at June 30, 2013.

		Commercial	Residential
	Commercial	Real Estate	Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118
Charge-offs	(109)	(23)	(230)	(105)	(467)
Recoveries	241	268	145	77	731
Provision for loan losses	35	166	88	5	294
Balance as of June 30, 2013	$1,617	$7,233	$3,641	$185	$12,676

Balance as of June 30, 2013

Allowance for Loan Losses
Individually evaluated for impairment	$7	$413	$15	$19	$454
Collectively evaluated for impairment	1,610	6,506	3,577	166	11,859
Loans acquired with deteriorated credit quality	-	314	49	-	363
Total	$1,617	$7,233	$3,641	$185	$12,676

Loans
Individually evaluated for impairment	$10	$3,007	$361	$19	$3,397
Collectively evaluated for impairment	130,431	383,541	251,511	6,300	771,783
Loans acquired with deteriorated credit quality	280	11,804	6,781	-	18,865
Total	$130,721	$398,352	$258,653	$6,319	$794,045

Index
The following table presents the Company’s allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2012.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529
Charge-offs	(748)	(572)	(694)	(72)	(2,086)
Recoveries	707	475	279	81	1,542
Provision	255	1,200	641	37	2,133
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118

Balance as of December 31, 2012:

Allowance for Loan Losses
Individually evaluated for impairment	$107	$-	$-	$21	$128
Collectively evaluated for impairment	1,343	6,376	3,609	187	11,515
Loans acquired with deteriorated credit quality	-	446	29	-	475
Total	$1,450	$6,822	$3,638	$208	$12,118

Loans
Individually evaluated for impairment	$149	$2,607	$270	$21	$3,047
Collectively evaluated for impairment	125,707	388,495	245,373	5,901	765,476
Loans acquired with deteriorated credit quality	336	13,143	6,703	-	20,182
Total	$126,192	$404,245	$252,346	$5,922	$788,705

Balances at December 31, 2011:

Allowance for Loan Losses
Balance as of December 31, 2010	$751	$4,631	$2,921	$117	$8,420
Charge-offs	(163)	(702)	(871)	(127)	(1,863)
Recoveries	373	306	50	73	802
Provision	275	1,484	1,312	99	3,170
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$10,529

Allowance for Loan Losses
Individually evaluated for impairment	$-	$129	$1	$-	$130
Collectively evaluated for impairment	1,236	5,590	3,411	162	10,399
Total	$1,236	$5,719	$3,412	$162	$10,529

Loans
Individually evaluated for impairment	$-	$1,894	$1,295	$49	$3,238
Collectively evaluated for impairment	131,755	381,175	266,421	8,142	787,493
Loans acquired with deteriorated credit quality	2,411	23,325	8,291	-	34,027
Total	$134,166	$406,394	$276,007	$8,191	$824,758

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.  A large percentage of the Bank’s North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the acquisition related credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the MidCarolina merger, approximately $88 million of the acquired loan portfolio has renewed under such terms and is considered as part of the regular loan loss allowance analysis.

Note 6 – Goodwill and Other Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2013 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

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

Index
The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2013, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2012	$39,043	$4,660
Additions	-	-
Amortization	-	(841)
Impairment	-	-
Balance as of June 30, 2013	$39,043	$3,819

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company’s control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Customer repurchase agreements	$41,972	$49,942
FHLB overnight borrowings	-	-
	$41,972	$49,942

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  As of June 30, 2013, $392,781,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013			December 31, 2012
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$113	3.78%	April 2014	$188	3.78%
November 2017	9,902	2.98	November 2017	9,891	2.98
	$10,015	3.00%		$10,079	3.01%

The advance due in November 2017 is net of a valuation allowance of $98,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the States of Virginia and North Carolina. At June 30, 2013, the Bank’s public deposits totaled $128,337,000.The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2013, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $96,292,000 in government and agency securities to provide collateral for such deposits.

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

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to the MidCarolina Trusts, to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts’ obligations. The MidCarolina Trusts are not consolidated in the Company’s financial statements.

In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company’s $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the “Accrued interest receivable and other assets” line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
	Date	Interest	Maturity	Principal Amount
Issuing Entity	Issued	Rate	Date	June 30, 2013	December 31, 2012

AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,070	4,042
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,679	2,656
		2.95%

				$27,368	$27,317

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,085,000 and $930,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the six months ended June 30, 2013 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2012	240,517	$24.28
Granted	-	-
Exercised	6,000	17.00
Forfeited	11,795	27.64
Expired	4,000	24.00
Outstanding at June 30, 2013	218,722	$24.31	3.45 years	$329
Exercisable at June 30, 2013	218,722	$24.31	3.45 years	$329

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting period.  As of June 30, 2013, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Nonvested restricted stock activity for the six months ended June 30, 2013 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2013	39,327	$20.17
Granted	12,121	20.47
Vested	12,830	22.77
Forfeited	-	-
Nonvested at June 30, 2013	38,618	$19.40

As of June 30, 2013 and December 31, 2012, there was 431,000 and $525,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.24 years.   The share based compensation expense for nonvested restricted stock was $140,000 and $174,000 during the first six months of 2013 and 2012, respectively.

Index
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2012, the regular quarterly board retainer could be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2013, all 11 outside directors have elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 7,217 and 11,136 shares and recognized share based compensation expense of $153,000 and $240,000 during the first six months of 2013 and 2012, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	June 30,
	2013		2012
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,867,222	$0.54	7,832,162	$0.55
Effect of dilutive securities - stock options	9,747	(0.01)	16,980	(0.01)
Diluted	7,876,969	$0.53	7,849,142	$0.54

	Six Months Ended
	June 30,
	2013		2012
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic	7,862,719	$1.06	7,827,195	$1.08
Effect of dilutive securities - stock options	9,632	-	12,169	-
Diluted	7,872,351	$1.06	7,839,364	$1.08

Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2013 and 2012, because their effects were antidilutive, averaged 182,620 and 196,394 shares, respectively.

Note 12 – Employee Benefit Plans

The following is information pertaining to the Company’s non-contributory defined benefit pension plan.  The plan was frozen in 2009.

Components of Net Periodic Benefit Cost	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$-	$-	$-	$-
Interest cost	72	97	144	194
Expected return on plan assets	(128)	(135)	(256)	(270)
Recognized net actuarial loss	69	83	138	166

Net periodic benefit cost	$13	$45	$26	$90

Index
Note 13 – Segment and Related Information

The Company has two reportable segments, community banking and trust and investment services.

Community banking involves making loans to and generating deposits from individuals and businesses.  All assets and liabilities of the Company are allocated to community banking.  Investment income from securities is also allocated to the community banking segment.  Loan fee income, service charges from deposit accounts, and non-deposit fees such as automated teller machine fees and insurance commissions generate additional income for the community banking segment.

Trust and investment services include estate planning, trust account administration, investment management, and retail brokerage.  Investment management services include purchasing equity, fixed income, and mutual fund investments for customer accounts. The trust and investment services segment receives fees for investment and administrative services.

Amounts shown in the “Other” column includes activities of the Company which are primarily debt service on trust preferred securities and corporate items.  Intersegment eliminations primarily consist of the Company’s interest income on deposits held by the Bank.

Index
Segment information as of and for the three and six months ended June 30, 2013 and 2012, is shown in the following table.

	Three Months Ended June 30, 2013
		Trust and
(in thousands)	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$13,347	$-	$-	$-	$13,347
Interest expense	1,465	-	189	-	1,654
Noninterest income	1,608	1,073	5	-	2,686
Income before income taxes	5,558	682	(289)	-	5,951
Net income	3,918	483	(191)	-	4,210
Depreciation and amortization	847	4	-	-	851
Total assets	1,292,099	-	1,918	-	1,294,017
Capital expenditures	402	-	-	-	402

	Three Months Ended June 30, 2012
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$14,886	$-	$2	$(2)	$14,886
Interest expense	1,865	-	207	(2)	2,070
Noninterest income	1,715	1,079	6	-	2,800
Income before income taxes	5,704	650	(304)	-	6,050
Net income	4,014	461	(201)	-	4,274
Depreciation and amortization	984	5	-	-	989
Total assets	1,289,971	-	921	-	1,290,892
Capital expenditures	-	-	-	-	-

	Six Months Ended June 30, 2013
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$26,756	$-	$-	$-	$26,756
Interest expense	3,004	-	377	-	3,381
Noninterest income	3,686	1,760	10	-	5,456
Income before income taxes	11,329	978	(516)	-	11,791
Net income	8,009	693	(341)		8,361
Depreciation and amortization	1,687	8	0	-	1,695
Total assets	1,292,099	-	1,918	-	1,294,017
Capital expenditures	580	-	-	-	580

	Six Months Ended June 30, 2012
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$30,228	$-	$5	$(5)	$30,228
Interest expense	3,832	-	413	(5)	4,240
Noninterest income	3,961	2,062	11	-	6,034
Operating income before income taxes	11,187	1,208	(599)	-	11,796
Net income	7,984	865	(400)		8,449
Depreciation and amortization	1,948	10	0	-	1,958
Total assets	1,289,971	-	921	-	1,290,892
Capital expenditures	573	-	-	-	573

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

Index
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at June 30, 2013 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$54,641	$-	$54,641	$-
Mortgage-backed and CMOs	74,927	-	74,927	-
State and municipal	199,829	-	199,829	-
Corporate	10,738	-	10,738	-
Total	$340,135	$-	$340,135	$-

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$42,759	$-	$42,759	$-
Mortgage-backed and CMOs	83,308	-	83,308	-
State and municipal	202,731	2,110	200,621	-
Corporate	6,448	-	6,097	351
Total	$335,246	$2,110	$332,785	$351

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains
		(Losses) Included in
	Balance as of January 1, 2013	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balance as of June 30, 2013
Securities available for sale:

Corporate	$351	$136	$-	$(487)	$-	$-

Total assets	$351	$136	$-	$(487)	$-	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2013 or the year ended December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at the dates indicated, (in thousands):

		Fair Value Measurements at June 30, 2013 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$4,098	$-	$4,098	$-
Impaired loans, net of valuation allowance	1,514	-	-	1,514
Other real estate owned	5,569	-	-	5,569

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$13,852	$-	$13,852	$-
Impaired loans, net of valuation allowance	3	-	-	3
Other real estate owned	6,193	-	-	6,193

Index
The following tables present quantitative information about Level 3 Fair Value Measurements as of June 30, 2013 and December 31, 2012.

Quantitative Information About Level 3 Fair Value Measurements for June 30, 2013

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

Quantitative Information About Level 3 Fair Value Measurements for December 31, 2012

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Discounted cash flow analysis	Discount rate	38%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

The carrying values and estimated fair values of the Company’s financial instruments at June 30, 2013 are as follows (in thousands):

		Fair Value Measurements at June 30, 2013 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$56,714	$56,714	$-	$-	$56,714
Securities available for sale	340,135	-	340,135	-	340,135
Loans held for sale	4,098	-	4,098	-	4,098
Loans, net of allowance	781,369	-	-	779,287	779,287
Bank owned life insurance	14,495	14,495	-	-	14,495
Accrued interest receivable	4,810	4,810	-	-	4,810

Financial Liabilities:
Deposits	$1,046,394	$579,833	$-	$409,501	$989,334
Repurchase agreements	41,972	41,972	-	-	41,972
Other borrowings	10,015	-	-	10,633	10,633
Trust preferred capital notes	27,368	-	-	19,089	19,089
Accrued interest payable	704	704	-	-	704

Index
The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at December 31, 2012 using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$47,442	$47,442	$-	$-	$47,442
Securities available for sale	335,246	2,110	332,785	351	335,246
Loans held for sale	13,852	-	13,852	-	13,852
Loans, net of allowance	776,587	-	-	777,761	777,761
Bank owned life insurance	14,289	14,289	-	-	14,289
Accrued interest receivable	4,711	4,711	-	-	4,711

Financial Liabilities:
Deposits	$1,027,667	$582,633	$-	$424,378	$1,007,011
Repurchase agreements	49,942	49,942	-	-	49,942
Other borrowings	10,079	-	-	11,062	11,062
Trust preferred capital notes	27,317	-	-	22,524	22,524
Accrued interest payable	755	755	-	-	755

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

Index
Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2013 and December 31, 2012, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$18,994	$18,529
Interest-bearing deposits in other banks	37,720	10,380

	$56,714	$28,909

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,432	$4,547
Income taxes	3,190	-
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,049	2,705
Unrealized loss on securities available for sale	(8,380)	448

Index
Note 16 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at March 31, 2012	$8,392	$(2,002)	$6,390

Net unrealized gains on securities available for sale, net of tax, $450	835	-	835

Reclassification adjustment for gains on securities, net of tax, $(56)	(104)	-	(104)

Balance at June 30, 2012	$9,123	$(2,002)	$7,121

Balance at March 31, 2013	$9,098	$(2,203)	$6,895

Net unrealized losses on securities available for sale, net of tax, $(2,554)	(4,745)	-	(4,745)

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

For the Six Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$8,832	$(2,002)	$6,830

Net unrealized gains on securities available for sale, net of tax, $213	395	-	395

Reclassification adjustment for gains on securities, net of tax, $(56)	(104)	-	(104)

Balance at June 30, 2012	$9,123	$(2,002)	$7,121

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale, net of tax, $(2,863)	(5,318)	-	(5,318)

Reclassification adjustment for gains on securities, net of tax, $(70)	(129)	-	(129)

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

Index
Reclassifications Out of Accumulated Other Comprehensive Income
For the Three and Six Month Periods Ending June 30, 2013
(in thousands)

For the Three Month Period	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$1	Securities gains, net
	(1)	Income tax expense
Total reclassifications	$-	Net of tax

For the Six Month Period	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$199	Securities gains, net
	(70)	Income tax expense
Total reclassifications	$129	Net of tax

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

Index
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

The Company’s allowance for loan losses has two basic components:  the general allowance and the specific allowance.  Each component is determined based upon estimates. With regard to commercial loans, the general allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the general allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance is calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for all other segments are analyzed by risk-grade category and multiplied by the adjusted loss factor.  The general allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

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

Index
Goodwill Impairment

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2013 that determined the market value of the Company’s shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

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

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation (“MidCarolina”) pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company’s footprint in North Carolina, adding eight branches in Alamance and Guilford Counties. Details of the transaction are discussed in Note 2 in the Consolidated Financial Statements included in the report.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2013 and 2012

For the quarter ended June 30, 2013, the Company reported net income of $4,210,000 compared to $4,274,000 for the comparable quarter in 2012. The $64,000 or 1.5% decrease in earnings was primarily due to declines in yields on earning assets and lower levels of earnings assets. It was partially mitigated by lower cost of funds. Earnings were also positively impacted by lower provision expense and lower levels of noninterest expense.

Index
SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended June 30,	2013	2012	$ Change	% Change

Interest income	$13,347	$14,886	$(1,539)	-10.3%
Interest expense	(1,654)	(2,070)	416	-20.1%
Net interest income	11,693	12,816	(1,123)	-8.8%
Provision for loan losses	-	(733)	733	-100.0%
Noninterest income	2,686	2,800	(114)	-4.1%
Noninterest expense	(8,428)	(8,833)	405	-4.6%
Income tax expense	(1,741)	(1,776)	35	-2.0%

Net income	$4,210	$4,274	$(64)	-1.5%

Six months ended June 30, 2013 and 2012

For the six month period ended June 30, 2013, the Company reported net income of $8,361,000 compared to $8,449,000 for the comparable period in 2012. The $88,000 or 1.0% decrease was primarily due to declines in yields on earning assets and lower levels of earnings assets. It was partially mitigated by lower cost of funds. Earnings were also positively impacted by lower provision expense and lower levels of noninterest expense.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the six months ended June 30,	2013	2012	$ Change	% Change

Interest income	$26,756	$30,228	$(3,472)	-11.5%
Interest expense	(3,381)	(4,240)	859	-20.3%
Net interest income	23,375	25,988	(2,613)	-10.1%
Provision for loan losses	(294)	(1,466)	1,172	-79.9%
Noninterest income	5,456	6,034	(578)	-9.6%
Noninterest expense	(16,746)	(18,760)	2,014	-10.7%
Income tax expense	(3,430)	(3,347)	(83)	2.5%

Net income	$8,361	$8,449	$(88)	-1.0%

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

Three months ended June 30, 2013 and 2012

Net interest income on a taxable equivalent basis decreased $1,146,000 or 8.5%, for the second quarter of 2013 compared to the same quarter of 2012.  This was primarily due to declines in yields on earning assets, impacted by lower market interest rates and lower accretion income. It was partially mitigated by reductions in the cost of interest bearing liabilities.

Index
For the second quarter of 2013, the Company’s yield on interest-earning assets was 4.73%, compared to 5.28% for the second quarter of 2012.  The cost of interest-bearing liabilities was 0.73% compared to 0.88%. The interest rate spread was 4.00% compared to 4.40%.  The net interest margin, on a fully taxable equivalent basis, was 4.16% compared to 4.57%, a reduction of 41 basis points (0.41%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2013 and 2012.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
Net Interest Income Analysis
For the Three Months Ended June 30, 2013 and 2012
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2013	2012	2013	2012	2013	2012
Loans:
Commercial	$132,381	$130,697	$1,605	$1,727	4.86%	5.30%
Real estate	656,995	681,870	9,682	10,859	5.89	6.37
Consumer	6,097	7,294	102	139	6.71	7.64
Total loans	795,473	819,861	11,389	12,725	5.73	6.21

Securities:
Federal agencies & GSEs	53,349	41,517	126	155	0.94	1.49
Mortgage-backed & CMOs	76,999	99,391	338	486	1.76	1.96
State and municipal	191,536	182,499	1,927	1,975	4.02	4.33
Other	13,362	12,589	95	117	2.84	3.72
Total securities	335,246	335,996	2,486	2,733	2.97	3.25

Deposits in other banks	46,817	17,630	39	18	0.33	0.41

Total interest-earning assets	1,177,536	1,173,487	13,914	15,476	4.73	5.28

Non-earning assets	124,955	134,897

Total assets	$1,302,491	$1,308,384

Deposits:
Demand	$164,094	$155,550	28	54	0.07	0.14
Money market	169,417	172,439	78	127	0.18	0.30
Savings	84,471	78,608	17	30	0.08	0.15
Time	410,862	448,076	1,246	1,518	1.22	1.36
Total deposits	828,844	854,673	1,369	1,729	0.66	0.81

Customer repurchase agreements	47,081	48,742	14	49	0.12	0.40
Other short-term borrowings	-	1,878	-	2	-	0.43
Long-term borrowings	37,393	37,419	271	290	2.90	3.10
Total interest-bearing liabilities	913,318	942,712	1,654	2,070	0.73	0.88

Noninterest bearing demand deposits	216,600	199,754
Other liabilities	6,423	8,528
Shareholders' equity	166,150	157,390
Total liabilities and shareholders' equity	$1,302,491	$1,308,384

Interest rate spread					4.00%	4.40%
Net interest margin					4.16%	4.57%

Net interest income (taxable equivalent basis)			12,260	13,406
Less: Taxable equivalent adjustment			567	590
Net interest income			$11,693	$12,816

Index
Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30
	2013 vs. 2012
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(122)	$(144)	$22
Real Estate	(1,177)	(791)	(386)
Consumer	(37)	(16)	(21)
Total loans	(1,336)	(951)	(385)
Securities:
Federal agencies	(29)	(66)	37
Mortgage-backed	(148)	(46)	(102)
State and municipal	(48)	(143)	95
Other securities	(22)	(29)	7
Total securities	(247)	(284)	37
Deposits in other banks	21	(4)	25
Total interest income	(1,562)	(1,239)	(323)

Interest expense
Deposits:
Demand	(26)	(29)	3
Money market	(49)	(47)	(2)
Savings	(13)	(15)	2
Time	(272)	(152)	(120)
Total deposits	(360)	(243)	(117)

Customer repurchase agreements	(35)	(33)	(2)
Other borrowings	(21)	(7)	(14)
Total interest expense	(416)	(283)	(133)
Net interest income	$(1,146)	$(956)	$(190)

Six months ended June 30, 2013 and 2012

Net interest income on a taxable equivalent basis decreased $2,650,000 or 9.8%, for the six months ended June 30, 2013 compared to the comparable period in 2012. This was primarily due to declines in yields on earning assets, impacted by lower market interest rates and lower accretion income. It was partially mitigated by reductions in the cost of interest-bearing liabilities.

For the first six months of 2013, the Company’s yield on interest-earnings assets was 4.75% compared to 5.35% for the first six months of 2012. The cost of interest-bearing liabilities was 0.75% compared to 0.89%. The interest rate spread was 4.00% compared to 4.46%. The net interest margin, on a fully taxable equivalent basis, was 4.18% compared to 4.63%, for a reduction of 45 basis points (0.45%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2013 and 2012.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
Net Interest Income Analysis
For the Six Months Ended June 30, 2013 and 2012
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2013	2012	2013	2012	2013	2012
Loans:
Commercial	$128,022	$137,057	$3,195	$3,538	5.03%	5.18%
Real estate	659,254	674,964	19,410	21,977	5.89	6.51
Consumer	6,100	10,181	212	366	7.01	7.21
Total loans	793,376	822,202	22,817	25,881	5.76	6.30

Securities:
Federal agencies & GSEs	49,698	36,178	242	317	0.97	1.75
Mortgage-backed & CMOs	78,208	99,255	718	1,015	1.84	2.05
State and municipal	190,303	181,683	3,859	3,951	4.06	4.35
Other	12,612	10,462	190	211	3.01	4.03
Total securities	330,821	327,578	5,009	5,494	3.03	3.35

Deposits in other banks	50,299	24,624	68	28	0.27	0.23

Total interest-earning assets	1,174,496	1,174,404	27,894	31,403	4.75	5.35

Non-earning assets	124,892	135,949

Total assets	$1,299,388	$1,310,353

Deposits:
Demand	$159,351	$163,014	60	110	0.08	0.14
Money market	170,940	179,180	171	288	0.20	0.32
Savings	83,589	77,557	37	59	0.09	0.15
Time	412,467	447,720	2,537	3,109	1.24	1.39
Total deposits	826,347	867,471	2,805	3,566	0.68	0.82

Customer repurchase agreements	48,679	47,986	35	92	0.14	0.38
Other short-term borrowings	-	997	-	2	-	0.40
Long-term borrowings	37,396	37,420	541	580	2.89	3.10
Total interest-bearing liabilities	912,422	953,874	3,381	4,240	0.75	0.89

Noninterest bearing demand deposits	215,463	191,517
Other liabilities	6,164	8,925
Shareholders' equity	165,339	156,037
Total liabilities and shareholders' equity	$1,299,388	$1,310,353

Interest rate spread					4.00%	4.46%
Net interest margin					4.18%	4.63%

Net interest income (taxable equivalent basis)			24,513	27,163
Less: Taxable equivalent adjustment			1,138	1,175
Net interest income			$23,375	$25,988

Index
Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30
	2013 vs. 2012
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(343)	$(115)	$(228)
Real Estate	(2,567)	(2,065)	(502)
Consumer	(154)	(12)	(142)
Total loans	(3,064)	(2,192)	(872)
Securities:
Federal agencies	(75)	(169)	94
Mortgage-backed	(297)	(97)	(200)
State and municipal	(92)	(274)	182
Other securities	(21)	(59)	38
Total securities	(485)	(599)	114
Deposits in other banks	40	6	34
Total interest income	(3,509)	(2,785)	(724)

Interest expense
Deposits:
Demand	(50)	(48)	(2)
Money market	(117)	(104)	(13)
Savings	(22)	(26)	4
Time	(572)	(339)	(233)
Total deposits	(761)	(517)	(244)

Repurchase agreements	(57)	(58)	1
Other borrowings	(41)	(26)	(15)
Total interest expense	(859)	(601)	(258)
Net interest income	$(2,650)	$(2,184)	$(466)

Noninterest Income

All comparisons discussed below are between the second quarter of 2013 and the second quarter of 2012.

Noninterest income decreased to $2,686,000 in 2013 from $2,800,000 in 2012, a decrease of $114,000 or 4.1%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts decreased to $944,000 in 2013 from $966,000 in 2012, a decrease of $22,000 or 2.3%.  A substantial portion of trust fees are earned based on account market values, so change in the equity markets may have a large impact on income.

Service charges on deposit accounts were $429,000 in 2013 compared to $413,000 in 2012, an increase of $16,000 or 3.9%.

Other fees and commissions were $463,000 in 2013 compared to $445,000 in 2012, an increase of $18,000 or 4.0%.

Index
Mortgage banking income was $531,000 in 2013 compared to $519,000 in 2012, an increase of $12,000 or 2.3%. Mortgage banking has benefited from the historically low interest rates. Loan volume is up approximately 11% year over year. Management does not expect this volume of business to continue indefinitely.

Securities gains were $1,000 in 2013 compared to $160,000 gains 2012.

Other income was $318,000 in 2013 compared to $297,000 in 2012, an increase of $21,000 or 7.1%.

Noninterest Expense

All comparisons discussed below are between the second quarter of 2013 and the second quarter of 2012.

Noninterest expense was $8,428,000 in 2013 compared to $8,833,000 in 2012, a decrease of $405,000 or 4.6%.  The major factors impacting that change are discussed below.

Salaries were $3,503,000 in 2013 compared to $3,809,000 in 2012, a decrease of $306,000 or 8.0%. This decrease was driven primarily by a reduction in the number of full time equivalent employees by 23 or 7.3%. This decrease was affected by a combination of retirements, normal attrition and more efficient hourly employee scheduling.

Employee benefits were $867,000 in 2013 compared to $799,000 in 2012, an increase of $68,000 or 8.5%. This increase was primarily due to pension plan expense increases as a result of projected lump sum payouts.

Occupancy expense was $872,000 in 2013 compared to $1,048,000 in 2012, a decrease of $176,000 or 16.8% mostly related to lower expenses in various accounts including maintenance and utilities.

The Federal Deposit Insurance Corporation (“FDIC”) assessment for deposit insurance was $161,000 in 2013 compared to $213,000 in 2012, a decrease of $52,000 or 24.4%. The deposit insurance premium is based on a rolling average of certain quality metrics and asset size, which results in some volatility in the aggregate expense amount.

Bank franchise tax expense was $185,000 in 2013 compared to $182,000 in 2012, an increase of $3,000 or 1.6%.

Core deposit intangible amortization was $421,000 in 2013 compared to $546,000 in 2012, a decrease of $125,000 or 22.9%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Foreclosed real estate, net, was $193,000 for 2013 compared to $171,000 for 2012, a $22,000 or 12.9% increase.

There were no merger related expenses in 2013 compared to a credit of $202,000 in 2012.  The 2012 credit was the result of finalizing initial accruals to actual expense for the MidCarolina merger.

Other expenses were $2,226,000 in 2013 compared to $2,267,000 in 2012, a decrease of $41,000 or 1.8%.

Income Taxes

The effective tax rate for the second quarter of 2013 was 29.3% compared to 29.4% for the second quarter of 2012.  The effective tax rate for the six months ended June 30, 2013 was 29.1% compared to 28.4% for the same period of 2012.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Index
Fair Value Impact to net Income

The following table presents the impact for the three month and six month periods ended June 30, 2013 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and net income:

			June 30, 2013
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2012	For the three months ended	For the Six months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(9,631)	$1,078	$2,681	$(6,939)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,165)	915	1,222	(1,969)	(2)
Time deposits - brokered	Income	(278)	104	209	(69)
FHLB advances	Expense	109	(6)	(11)	98
Trust preferred securities	Expense	2,066	(29)	(51)	2,015
Net Interest Income			2,062	4,050

Non-interest (expense)
Amortization of core deposit intangible	Expense	$4,094	(326)	(652)	$3,442
Net non-interest expense			(326)	(652)

Change in pretax income			$1,736	$3,398

(1) - Remaining discount balance includes $11,000 in charge-offs against the mark
(2) - Remaining discount balance includes $1,026,000 in reclassifications from the non-accretable difference

Accretion related to loans acquired with deteriorated credit quality includes $976,000 in accretion income associated with loan payoffs during the six month period.

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

Accretion related to loans purchased credit impaired loans includes $1,725,000 in accretion income associated with loan payoffs during the six month period.

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

Index
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

The available for sale securities portfolio was $340,135,000 at June 30, 2013 compared to $335,246,000 at December 31, 2012, an increase of $4,889,000 or 1.5%.  At June 30, 2013, the available for sale portfolio had an amortized cost of $333,439,000, resulting in a net unrealized gain of $6,696,000.  At December 31, 2012, the available for sale portfolio had an amortized cost of $320,170,000, resulting in a net unrealized gain of $15,076,000. The reduction in the unrealized gain was the direct result of bond market rate changes during the second quarter 2013.

Even in light of recent changes in the bond market, the Company is aware of the relatively low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company will attempt to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Total loans were $794,045,000 at June 30, 2013, compared to $788,705,000 at December 31, 2012, an increase of $5,340,000 or 0.7%, with growth mostly evident in the North Carolina markets.

Loans held for sale totaled $4,098,000 at June 30, 2013, and $13,852,000 at December 31, 2012, a decrease of $9,754,000 or 70.4%. This decrease in balance was related primarily to investor backlogs in processing during the first quarter, not declines in demand for mortgage loans. In fact, secondary mortgage loan volume is up about 11% year over year.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company’s loan portfolio by segment as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(in thousands)	2013	2012

Commercial	$130,721	$126,192
Commercial real estate:
Construction and land development	44,029	48,812
Commercial real estate	354,323	355,433
Residential real estate:
Residential	168,965	161,033
Home equity	89,688	91,313
Consumer	6,319	5,922
Total loans	$794,045	$788,705

Index
Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The Company uses certain practices to manage its credit risk.  These practices include (a) appropriate lending limits for loan officers, (b) a loan approval process, (c) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (d) regular monitoring of the portfolio, including diversification by type and geography, (e) review of loans by the Loan Review department, which operates independently of loan production, (f) regular meetings of the Credit Committees to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (g) regular meetings of the Asset Quality Committee which review the status of individual loans.

Risk grades are assigned as part of the origination process. From time to time, risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

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

The Company’s allowance for loan losses has two basic components:  the general allowance and the specific allowance.  Each component is determined based upon estimates. With regard to commercial loans, the general allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the general allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance is calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for all other segments are analyzed by risk-grade category and multiplied by the adjusted loss factor.  The general allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

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

Index
At June 30, 2013, the allowance for loan losses was $12,676,000 compared to $12,118,000 at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.60% and 1.54%, respectively.  During the first six months of 2013, the allowance for loan losses increased by $558,000 or 4.6% and the loan portfolio increased by $5,340,000 or 0.7%. As noted above, the Company considers numerous quantitative and qualitative factors in determining its allowance adequacy. Since the July 2011 merger with MidCarolina, the Bank must also evaluate the purchased acquired loans for impairment, especially the loans acquired with deteriorated credit quality. A large percentage of the Bank’s acquired North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the MidCarolina merger, approximately $88 million of the acquired performing loan portfolio has renewed under such terms and is considered as part of the regular loan loss allowance analysis. Management also reviews cash flows related to loans acquired with deteriorated credit quality in determining the aggregate amount of impaired loans for consideration in the reserve analysis. No provision expense was considered necessary for the second quarter 2013.

The following table presents the Company’s loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Six Months Ended	Year Ended
	June 30,	December 31,
	2013	2012

Balance at beginning of period	$12,118	$10,529

Charge-offs:
Construction and land development	-	202
Commercial real estate	23	370
Residential real estate	109	579
Home equity	121	115
Total real estate	253	1,266
Commercial and industrial	109	748
Consumer	105	72
Total charge-offs	467	2,086

Recoveries:
Construction and land development	216	87
Commercial real estate	52	388
Residential real estate	89	252
Home equity	56	27
Total real estate	413	754
Commercial and industrial	241	707
Consumer	77	81
Total recoveries	731	1,542

Net charge-offs (recoveries)	(264)	544
Provision for loan losses	294	2,133
Balance at end of period	$12,676	$12,118

Index
The provision for loan losses for the six month period in 2013 was $294,000 and the provision for the year ended December 31, 2012 was $2,133,000. The provision expense for 2013 has been positively impacted by continued improvement in asset quality metrics and by robust loan recoveries.

Net loan recoveries totaled $264,000 for the six month period in 2013 and the net loan charge-offs totaled $544,000 in 2012. Annualized net charge-offs (recoveries) to average loans during the same period’s totaled (0.07%) and 0.07%, respectively.

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company’s loan portfolio for the six-month period and year indicated below.

Asset Quality Ratios

	June 30,	December 31,
	2013	2012

Allowance to loans	1.60%	1.54%
Net charge-offs (recoveries) to allowance (1)	(4.17)	4.49
Net charge-offs (recoveries) to average loans (1)	(0.07)	0.07
Nonperforming assets to total assets	0.88	0.90
Nonperforming loans to loans	0.73	0.67
Provision to net charge-offs (recoveries) (1)	(55.68)	392.10
Provision to average loans (1)	0.04	0.26
Allowance to nonperforming loans	217.50	227.95

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings that are not on nonaccrual.  Nonperforming loans to total loans were 0.73% at June 30, 2013 and 0.67% at December 31, 2012.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.88% of total assets at June 30, 2013, down from 0.90% at December 31, 2012.  Included in nonperforming assets were $1,406,000 in troubled debt restructurings at June 30, 2013 and $1,755,000 at December 31, 2012.

It is the policy of the Company that any loan that becomes 90 days past due will, in most cases, be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $5,828,000 in nonaccrual loans shown on the following table includes $3,107,000 in impaired loans.  The remaining $2,721,000 in nonaccrual loans were not considered impaired because they constitute a pool of smaller balance, homogenous loans and purchased acquired impaired loans, which were collectively evaluated for impairment and determined to be not impaired. These loans are exclusive of $18,865,000 in loans with deteriorated credit quality acquired from the MidCarolina merger.

Index
The following table presents the Company’s nonperforming assets.

Nonperforming Assets
(in thousands)

	June 30,	December 31,
	2013	2012
Nonaccrual loans:
Real estate	$5,800	$5,261
Commercial	19	52
Consumer	9	3
Total nonaccrual loans	5,828	5,316

Loans past due 90 days and accruing interest:
Real estate	-	-
Total past due loans	-	-

Total nonperforming loans	5,828	5,316

Foreclosed real estate	5,569	6,193

Total nonperforming assets	$11,397	$11,509

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	June 30,	December 31,
	2013	2012

Accruing	$290	$499
Nonaccruing	3,107	2,548
Total impaired loans	$3,397	$3,047

Included in the impaired loan totals were $1,406,000 in troubled debt restructured loans at June 30, 2013 and $1,755,000 at December 31, 2012.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were carried on the consolidated balance sheets at $5,569,000 and $6,193,000 as of June 30, 2013 and December 31, 2012, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

Index
The following table shows the Company’s Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	June 30,	December 31,
	2013	2012

Construction and land development	$2,528	$3,290
Farmland	221	236
1-4 family residential	1,483	1,090
Multifamily (5 or more) residential	1,011	1,012
Commercial real estate	326	565
	$5,569	$6,193

Deposits

The Company’s deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,046,394,000 at June 30, 2013 compared to $1,027,667,000 at December 31, 2012, an increase of $18,727,000 or 1.8%.

Shareholders’ Equity

The Company’s capital management strategy is to be classified as “well capitalized” under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders’ equity was $162,936,000 at June 30, 2013 compared to $163,246,000 at December 31, 2012, a decrease of $310,000 or 0.2%.

Accumulated other comprehensive income was the largest negative driver of this change. It was $2,150,000 at June 30, 2013 compared to $7,597,000 at December 31, 2012, a decrease of $5,447,000 or 71.7%. This change was directly related to changes in bond market rates during the second quarter of 2013, and related adjustments to the fair value of the Company’s available for sale portfolio.

The Company paid cash dividends of $0.23 per share during the second quarter of 2013 while the aggregate basic and diluted earnings per share for the same period were $0.54 and $0.53 per share, respectively.  The Company paid cash dividends of $0.46 per share for the first half of 2013 while the basic and diluted earnings per share were $1.06.

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

The regulatory guidelines require that minimum total capital (Tier I plus Tier II) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier I capital.  At June 30, 2013, the Company's Tier I and total capital ratios were 16.32% and 17.57%, respectively.  At December 31, 2012, these ratios were 15.75% and 17.00%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 11.67% and 11.27% at June 30, 2013 and December 31, 2012, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

Index
As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2013, that the Company met the requirements to be considered “well capitalized.”

Basel III

In July, 2013, the Board of Governors of the Federal Reserve System approved the final rules implementing the Basel Committee on Banking Supervision's (“BCBS”) capital guidelines for U.S. banks. Shortly thereafter the rules were approved by the other federal banking regulatory agencies. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. Failure to maintain the capital conservation buffer can restrict, on a sliding scale, the Company’s ability to make capital distributions without regulatory approval. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules implement strict eligibility criteria for regulatory capital instruments.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

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

The Company has a line of credit with the FHLB, equal to 30% of the Company’s assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2013, principal advance obligations to the FHLB consisted of $10,015,000 in fixed-rate, long-term advances compared to $10,079,000 at December 31, 2012.  The Company also had outstanding $72,700,000 in letters of credit at June 30, 2013 and at December 31, 2012. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Corporation insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Index
Short-term borrowing is discussed in Note 7 and long-term borrowing is discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank’s discount window.  There were no amounts outstanding under these facilities at June 30, 2013.

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® (“CDARS”). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2013 and December, 31, 2012, was $23,669,000 and $22,150,000, respectively.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	June 30, 2013	December 31, 2012

Commitments to extend credit	$171,561	$170,202
Standby letters of credit	4,754	4,591
Mortgage loan rate-lock commitments	9,996	9,486

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company’s simulation analysis, management believes the Company’s interest sensitivity position at June 30, 2013 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of June 30, 2013 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	June 30, 2013
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4%	$8,457	19.5%
Up 3%	6,325	14.6%
Up 2%	4,101	9.5%
Up 1%	1,870	4.3%

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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2013, (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	June 30, 2013

Change in interest rates	Amount	$ Change	% Change

Up 4%	$214,477	$31,765	17.4%
Up 3%	209,958	27,246	14.9%
Up 2%	203,958	21,246	11.6%
Up 1%	196,431	13,719	7.5%
Flat	182,712	-

Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

There have been no material changes to market risk as disclosed in the Company’s 2012 Annual Report on Form
10-K.  Refer to those disclosures for further information.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as amended (the "Exchange Act"), as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – August 9, 2013	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – August 9, 2013	Chief Financial Officer