Form 10-Q
period 2013-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2013-11-08
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013.

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Yes	x	No	¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

Yes	x	No	¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer -	Accelerated filer x	Non-accelerated filer -
Smaller reporting company -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	¨	No	x

At November 5, 2013, the Company had 7,886,476 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Part I.   Financial Information
Item 1.	Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Assets	(Unaudited) September 30, 2013	(Audited) December 31, 2012
Cash and due from banks	$24,071	$20,435
Interest-bearing deposits in other banks	54,198	27,007

Securities available for sale, at fair value	347,618	335,246
Restricted stock, at cost	4,885	5,287
Loans held for sale	3,919	13,852

Loans, net of unearned income	798,996	788,705
Less allowance for loan losses	(12,684)	(12,118)
Net loans	786,312	776,587

Premises and equipment, net	23,982	24,543
Other real estate owned, net	4,215	6,193
Goodwill	39,043	39,043
Core deposit intangibles, net	3,489	4,660
Bank owned life insurance	14,597	14,289
Accrued interest receivable and other assets	17,856	16,545
Total assets	$1,324,185	$1,283,687

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$231,583	$217,275
Demand deposits -- interest bearing	170,641	153,578
Money market deposits	181,559	166,111
Savings deposits	85,016	81,135
Time deposits	402,284	409,568
Total deposits	1,071,083	1,027,667

Customer repurchase agreements	44,026	49,942
Long-term borrowings	9,983	10,079
Trust preferred capital notes	27,394	27,317
Accrued interest payable and other liabilities	5,873	5,436
Total liabilities	1,158,359	1,120,441

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 7,886,476 shares outstanding at September 30, 2013 and 7,846,912 shares outstanding at December 31, 2012	7,886	7,847
Capital in excess of par value	57,905	57,211
Retained earnings	97,762	90,591
Accumulated other comprehensive income, net	2,273	7,597
Total shareholders' equity	165,826	163,246
Total liabilities and shareholders' equity	$1,324,185	$1,283,687

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$11,100	$11,421
Interest and dividends on securities:
Taxable	845	995
Tax-exempt	1,056	1,059
Dividends	67	52
Other interest income	38	19
Total interest and dividend income	13,106	13,546

Interest Expense:
Interest on deposits	1,338	1,725
Interest on short-term borrowings	3	33
Interest on long-term borrowings	82	84
Interest on trust preferred capital notes	190	204
Total interest expense	1,613	2,046

Net Interest Income	11,493	11,500
Provision for Loan Losses	-	333

Net Interest Income After Provision for Loan Losses	11,493	11,167

Noninterest Income:
Trust fees	1,077	926
Service charges on deposit accounts	452	414
Other fees and commissions	471	421
Mortgage banking income	464	615
Securities gains, net	4	-
Other	299	314
Total noninterest income	2,767	2,690

Noninterest Expense:
Salaries	3,610	3,933
Employee benefits	856	780
Occupancy and equipment	933	929
FDIC assessment	163	84
Bank franchise tax	187	173
Core deposit intangible amortization	330	421
Foreclosed real estate, net	245	412
Other	2,131	2,148
Total noninterest expense	8,455	8,880
Income Before Income Taxes	5,805	4,977
Income Taxes	1,562	1,338
Net Income	$4,243	$3,639

Net Income Per Common Share:
Basic	$0.54	$0.46
Diluted	$0.54	$0.46
Average Common Shares Outstanding:
Basic	7,877,901	7,838,314
Diluted	7,892,015	7,855,537

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Nine Months Ended September 30
	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$33,853	$37,224
Interest and dividends on securities:
Taxable	2,574	3,130
Tax-exempt	3,153	3,218
Dividends	176	155
Other interest income	106	47
Total interest and dividend income	39,862	43,774

Interest Expense:
Interest on deposits	4,143	5,291
Interest on short-term borrowings	38	127
Interest on long-term borrowings	246	252
Interest on trust preferred capital notes	567	616
Total interest expense	4,994	6,286

Net Interest Income	34,868	37,488
Provision for Loan Losses	294	1,799

Net Interest Income After Provision for Loan Losses	34,574	35,689

Noninterest Income:
Trust fees	2,609	2,774
Service charges on deposit accounts	1,290	1,315
Other fees and commissions	1,393	1,323
Mortgage banking income	1,713	1,665
Securities gains, net	203	160
Other	1,015	1,487
Total noninterest income	8,223	8,724

Noninterest Expense:
Salaries	10,552	11,853
Employee benefits	2,622	2,657
Occupancy and equipment	2,721	2,942
FDIC assessment	485	530
Bank franchise tax	559	538
Core deposit intangible amortization	1,171	1,514
Foreclosed real estate, net	681	430
Other	6,410	7,176
Total noninterest expense	25,201	27,640
Income Before Income Taxes	17,596	16,773
Income Taxes	4,992	4,685
Net Income	$12,604	$12,088

Net Income Per Common Share:
Basic	$1.60	$1.54
Diluted	$1.60	$1.54
Average Common Shares Outstanding:
Basic	7,867,835	7,830,928
Diluted	7,878,961	7,846,659

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30
	2013	2012

Net income	$4,243	$3,639

Other comprehensive income:

Unrealized gains on securities available for sale	193	2,396
Income tax (expense)	(67)	(838)

Reclassification adjustment for (gains) on securities	(4)	-
Income tax expense	1	-

Other comprehensive income	123	1,558

Comprehensive income	$4,366	$5,197

	Nine Months Ended September 30
	2013	2012

Net income	$12,604	$12,088

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(7,988)	3,004
Income tax benefit (expense)	2,796	(1,051)

Reclassification adjustment for (gains) on securities	(203)	(160)
Income tax expense	71	56

Other comprehensive income (loss)	(5,324)	1,849

Comprehensive income	$7,280	$13,937

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	12,088	-	12,088

Other comprehensive income	-	-	-	1,849	1,849

Stock options exercised	7	111	-	-	118

Equity based compensation	29	539	-	-	568

Cash dividends declared, $0.69 per share	-	-	(5,407)	-	(5,407)

Balance, September 30, 2012	$7,843	$57,045	$88,478	$8,679	$162,045

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	12,604	-	12,604

Other comprehensive loss	-	-	-	(5,324)	(5,324)

Stock options exercised	17	292	-	-	309

Equity based compensation	22	402	-	-	424

Cash dividends declared, $0.69 per share	-	-	(5,433)	-	(5,433)

Balance, September 30, 2013	$7,886	$57,905	$97,762	$2,273	$165,826

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands) (Unaudited)

	2013	2012
Cash Flows from Operating Activities:
Net income	$12,604	$12,088
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	294	1,799
Depreciation	1,284	1,315
Net accretion of purchase accounting adjustments	(5,809)	(6,914)
Core deposit intangible amortization	1,171	1,514
Net amortization (accretion) of securities	2,430	2,480
Net gain on sale or call of securities	(203)	(160)
Gain on sale of loans held for sale	(1,466)	(1,469)
Proceeds from sales of loans held for sale	78,936	70,077
Originations of loans held for sale	(67,537)	(70,396)
Net gain on foreclosed real estate	(86)	(170)
Valuation allowance on foreclosed real estate	327	279
Net gain on sale of premises and equipment	-	(504)
Equity based compensation expense	424	568
Deferred income tax expense (benefit)	(1,388)	2,657
Net change in interest receivable	107	202
Net change in other assets	2,529	(233)
Net change in interest payable	(100)	(77)
Net change in other liabilities	537	1,018
Net cash provided by operating activities	24,054	14,074

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,627	4,209
Proceeds from maturities, calls and paydowns of securities available for sale	41,961	52,328
Purchases of securities available for sale	(67,378)	(50,641)
Net change in restricted stock	402	735
Net (increase) decrease in loans	(5,943)	27,475
Proceeds from sale of premises and equipment	-	572
Purchases of premises and equipment	(723)	(594)
Proceeds from sales of foreclosed real estate	3,286	4,720
Net cash (used in) provided by investing activities	(25,768)	38,804

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	50,700	(14,251)
Net change in time deposits	(7,006)	8,335
Net change in customer repurchase agreements	(5,916)	186
Net change in other short-term borrowings	-	(3,000)
Net change in long-term borrowings	(113)	(112)
Common stock dividends paid	(5,433)	(5,407)
Proceeds from exercise of stock options	309	118
Net cash provided by (used in) financing activities	32,541	(14,131)

Net Increase in Cash and Cash Equivalents	30,827	38,747

Cash and Cash Equivalents at Beginning of Period	47,442	28,893

Cash and Cash Equivalents at End of Period	$78,269	$67,640

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN NATIONAL BANKSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of American National Bankshares Inc. (the "Company") and its wholly owned subsidiary, American National Bank and Trust Company (the "Bank").  The Bank offers a wide variety of retail, commercial, secondary market mortgage lending, and trust and investment services which also include non-deposit products such as mutual funds and insurance policies.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, pension obligations, the valuation of foreclosed real estate, goodwill and intangible assets, the valuation of deferred tax assets, other-than-temporary impairments of securities, acquired loans with specific credit-related deterioration, and the fair value of financial instruments.

In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the "AMNB Trust") and a wholly owned subsidiary of the Company, was formed for the purpose of issuing preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation ("Community First") which occurred in April 2006.

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina").  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.

In July 2011, and in connection with its acquisition of MidCarolina, the Company assumed the liabilities of the MidCarolina I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 9 for further details concerning these entities.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 9.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2013; the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012; the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2013 and 2012; and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012.  Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may occur for the year ending December 31, 2013.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2012.

Note 2 – Merger with MidCarolina

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina (the "merger agreement").  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

Pursuant to the terms of the merger agreement, as a result of the merger, the holders of shares of MidCarolina common stock received 0.33 shares of the Company's common stock for each share of MidCarolina common stock held immediately prior to the effective date of the merger. Each option to purchase a share of MidCarolina common stock outstanding immediately prior to the effective date of the merger was converted into an option to purchase shares of Company common stock, adjusted for the 0.33 exchange ratio. Additionally, the holders of shares of noncumulative perpetual Series A preferred stock of MidCarolina received one share of a newly authorized noncumulative perpetual Series A preferred stock of the Company for each MidCarolina preferred share held immediately before the merger.  The Company's Series A preferred stock was issued with terms, preferences, rights and limitations that are identical in all material respects to the MidCarolina Series A preferred stock. On November 15, 2011, the Company repurchased all Series A preferred stock at 62 percent of par.

The Company issued 1,626,157 shares of common stock in connection with the MidCarolina merger. MidCarolina Bank was merged with and into the Bank on July 1, 2011.

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was originally recorded as goodwill in the amount of approximately $16.6 million, which will not be amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

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

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The estimated fair value of the performing portion of the portfolio was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310-20 (formerly SFAS 91).

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

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 (formerly Statement of Position ("SOP") 03-3) as of July 1, 2011 (in thousands).

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

In connection with the merger with MidCarolina, the Company recorded a deferred income tax asset of $15.3 million related to MidCarolina's valuation allowance on foreclosed real estate and bad debt expenses, as well as other tax attributes of the acquired company, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

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

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts brokered, and Certificate of Deposit Account Registry Service®  (often referred to as "CDARS"). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools.

The fair value of the Federal Home Loan Bank of Atlanta ("FHLB") advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

The fair value of junior subordinated debentures (Other Borrowings) was determined based on the fair value of similar debt or equity instruments with reasonably comparable terms. This adjustment to the face value of the borrowings will be amortized to increase interest expense over the remaining lives of the respective borrowings.

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $1,600,000 in merger and acquisition expenses. During 2012, the Company incurred $251,000 in merger related expense. There were no merger related expenses in the three or nine months ended September 30, 2013.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$59,897	$191	$296	$59,792
Mortgage-backed and CMOs	69,107	1,185	405	69,887
State and municipal	199,692	6,730	470	205,952
Corporate	11,037	2	162	10,877
Equity securities	1,000	110	-	1,110
Total securities available for sale	$340,733	$8,218	$1,333	$347,618

	December 31, 2012
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSE	$42,458	$306	$5	$42,759
Mortgage-backed and CMOs	81,585	1,829	106	83,308
State and municipal	189,810	12,935	14	202,731
Corporate	6,317	131	-	6,448
Total securities available for sale	$320,170	$15,201	$125	$335,246

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$29,406	$296	$29,406	$296	$-	$-
Mortgage-backed and CMOs	19,528	405	13,980	311	5,548	94
State and municipal	30,064	470	28,629	465	1,435	5
Corporate	9,720	162	9,720	162	-	-
Total	$88,718	$1,333	$81,735	$1,234	$6,983	$99

GSE debt securities: The unrealized losses on the Company's investment in 14 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 17 GSE mortgage-backed securities and CMOs were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

State and municipal securities:  The unrealized losses on 33 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Corporate securities:  The unrealized losses on nine investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

The Company's investment in FHLB stock totaled $2,000,000 at September 30, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

As of September 30, 2013 and December 31, 2012, there were no securities classified as having other-than-temporary impairment.

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2013	December 31, 2012

Commercial	$124,504	$126,192
Commercial real estate:
Construction and land development	43,386	48,812
Commercial real estate	361,968	355,433
Residential real estate:
Residential	173,695	161,033
Home equity	89,154	91,313
Consumer	6,289	5,922
Total loans	$798,996	$788,705

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the nine months ended September 30, 2013 was approximately $13.7 million. This included $5.6 million in accretion income of which $976,000 was related to loan pay-offs and renewals and $410,000 related to recoveries of loans charged off prior to the merger. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at September 30, 2013 and December 31, 2012 are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Outstanding principal balance	$152,673	$219,569
Carrying amount	141,883	203,981

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, at September 30, 2013 and December 31, 2012 are as follows:

(in thousands)	September 30, 2013	December 31, 2012
Outstanding principal balance	$22,291	$26,349
Carrying amount	16,953	20,182

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the nine months ended September 30, 2013. The accretion reflected below includes $976,000 related to loan payoffs.

(in thousands)	Accretable Discount
Balance at December 31, 2012	$2,165
Accretion	(1,713)
Reclassification from nonaccretable difference	1,391
Balance at September 30, 2013	$1,843

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2013.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$-	$-	$-	$15	$15	$124,489	$124,504
Commercial real estate:
Construction and land development	265	-	-	916	1,181	42,205	43,386
Commercial real estate	-	-	-	1,712	1,712	360,256	361,968
Residential:
Residential	375	255	-	1,623	2,253	171,442	173,695
Home equity	107	-	-	373	480	88,674	89,154
Consumer	9	1	-	8	18	6,271	6,289
Total	$756	$256	$-	$4,647	$5,659	$793,337	$798,996

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2012.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$219	$-	$-	$52	$271	$125,921	$126,192
Commercial real estate:
Construction and land development	417	-	-	1,208	1,625	47,187	48,812
Commercial real estate	1,120	-	-	1,526	2,646	352,787	355,433
Residential:
Residential	672	168	-	2,130	2,970	158,063	161,033
Home equity	144	-	-	397	541	90,772	91,313
Consumer	33	-	-	3	36	5,886	5,922
Total	$2,605	$168	$-	$5,316	$8,089	$780,616	$788,705

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at September 30, 2013.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	980	997	-	1,070	27
Commercial real estate	328	328	-	326	12
Residential:
Residential	462	757	-	471	8
Home equity	10	10	-	10	-
Consumer	-	-	-	-	-
	$1,780	$2,092	$-	$1,877	$47
With a related allowance recorded:
Commercial	9	9	7	10	1
Commercial real estate:
Construction and land development	524	546	81	576	-
Commercial real estate	944	944	316	959	-
Residential
Residential	88	88	14	89	-
Home equity	-	-	-	-	-
Consumer	19	19	19	20	1
	$1,584	$1,606	$437	$1,654	$2
Total:
Commercial	$9	$9	$7	$10	$1
Commercial real estate:
Construction and land development	1,504	1,543	81	1,646	27
Commercial real estate	1,272	1,272	316	1,285	12
Residential:
Residential	550	845	14	560	8
Home equity	10	10	-	10	-
Consumer	19	19	19	20	1
	$3,364	$3,698	$437	$3,531	$49

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2012.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$39	$39	$-	$276	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$2,916	$3,221	$-	$3,256	$34
With a related allowance recorded:
Commercial	$110	$110	$107	$35	$-
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	21	21	21	10
	$131	$131	$128	$45	$-
Total:
Commercial	$149	$149	$107	$311	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Home equity	-	-	-	-	-
Consumer	21	21	21	10	-
	$3,047	$3,352	$128	$3,301	$34

There were no loans modified as a troubled debt restructuring ("TDR") for the three or nine months ended September 30, 2013.  The following table shows the detail of loans modified as TDRs during the three and nine months ended September 30, 2012 included in the impaired loan balances.

	Loans Modified as a TDR for the Three Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	–	$–	$–
Commercial real estate:
Construction and land development	–	–	–
Home Equity	–	–	–
Commercial real estate	1	229	229
Consumer	1	22	21
Total	2	$251	$250

	Loans Modified as a TDR for the Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$11	$11
Commercial real estate:
Construction and land development	7	2,188	1,283
Home Equity	–	–	–
Commercial real estate	1	22	21
Consumer	–	–	–
Total	11	$2,454	$1,548

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three or nine month periods ending September 30, 2013 and 2012.

Risk Grades

The following table shows the Company's commercial loan portfolio broken down by internal risk grading as of September 30, 2013.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$122,952	$37,189	$349,125	$159,504	$86,491
Special Mention	1,480	1,346	7,566	10,098	1,685
Substandard	72	4,851	5,277	4,093	978
Doubtful	-	-	-	-	-
Total	$124,504	$43,386	$361,968	$173,695	$89,154

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$6,277
Nonperforming	12
Total	$6,289

The following table shows the Company's commercial loan portfolio broken down by internal risk grading as of December 31, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$125,072	$39,417	$340,094	$146,875	$89,066
Special Mention	922	2,287	10,321	10,731	1,060
Substandard	198	7,108	5,018	3,427	1,187
Doubtful	-	-	-	-	-
Total	$126,192	$48,812	$355,433	$161,033	$91,313

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,856
Nonperforming	66
Total	$5,922

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012

Allowance for Loan Losses
Balance, beginning of period	$12,118	$10,529	$10,529
Provision for loan losses	294	2,133	1,799
Charge-offs	(629)	(2,086)	(1,682)
Recoveries	901	1,542	1,352
Balance, end of period	$12,684	$12,118	$11,998

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$201	$200	$200
Provision for loan losses	1	1	4
Charge-offs	-	-	-
Balance, end of period	$202	$201	$204

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at September 30, 2013.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$12,118
Charge-offs	(129)	(23)	(327)	(150)	(629)
Recoveries	307	292	194	108	901
Provision for loan losses	35	166	88	5	294
Balance as of September 30, 2013	$1,663	$7,257	$3,593	$171	$12,684

Balance as of September 30, 2013

Allowance for Loan Losses
Individually evaluated for impairment	$7	$397	$14	$19	$437
Collectively evaluated for impairment	1,656	6,687	3,402	152	11,897
Loans acquired with deteriorated credit quality	-	173	177	-	350
Total	$1,663	$7,257	$3,593	$171	$12,684

Loans
Individually evaluated for impairment	$9	$2,776	$560	$19	$3,364
Collectively evaluated for impairment	124,324	393,655	254,430	6,270	778,679
Loans acquired with deteriorated credit quality	171	8,923	7,859	-	16,953
Total	$124,504	$405,354	$262,849	$6,289	$798,996

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2012.

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

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.  A large percentage of the Bank's North Carolina loan portfolio is commercial real estate, with relatively short maturities, with balloon payments, and relatively long amortization periods. This structure results in more rapid accretion of the acquisition related credit mark than amortization of loan principal. While this is not a proximate cause in and of itself for additional provision, it does result in an increased volume of loans that must be evaluated for potential loss as they are renewed on current market terms and conditions and become part of the regular portfolio.  Since the MidCarolina merger, approximately $88 million of the acquired loan portfolio has renewed under such terms and is considered as part of the regular loan loss allowance analysis.

Note 6 – Goodwill and Other Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2013 that determined the market value of the Company's shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011, the FASB published Accounting Statement Update ("ASU") 2011-08, "Testing Goodwill for Impairment." This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant "qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount."

Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2013, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2012	$39,043	$4,660
Additions	-	-
Amortization	-	(1,171)
Impairment	-	-
Balance as of September 30, 2013	$39,043	$3,489

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012

Customer repurchase agreements	$44,026	$49,942
FHLB overnight borrowings	-	-
	$44,026	$49,942

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2013, $335,134,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013			December 31, 2012
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

April 2014	$75	3.78%	April 2014	$188	3.78%
November 2017	9,908	2.98	November 2017	9,891	2.98
	$9,983	3.00%		$10,079	3.01%

The advance due in November 2017 is net of a valuation allowance of $92,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2013, the Bank's public deposits totaled $132,710,000.The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2013, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $107,606,000 in government and agency securities to provide collateral for such deposits.

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, the AMNB Trust, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company's option (which option became effective beginning on September 30, 2011).  Initially, the securities required quarterly distributions by the AMNB Trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

The proceeds of the Trust Preferred Securities received by the AMNB Trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to  junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes.

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to the MidCarolina Trusts, to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

	Date	Interest	Maturity	(Amounts in thousands) Principal Amount
Issuing Entity	Issued	Rate	Date	September 30, 2013	December 31, 2012
AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina I	10-29-02	Libor plus	11-07-32	4,084	4,042
		3.45%

MidCarolina II	12-03-03	Libor plus	10-07-33	2,691	2,656
		2.95%

				$27,394	$27,317

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,071,000 and $1,197,000, respectively. The original valuation allowances of $918,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

Note 10 – Stock Based Compensation

The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008, and approved by shareholders on April 22, 2008, at the Company's 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the nine months ended September 30, 2013 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2012	240,517	$24.28
Granted	-	-
Exercised	17,475	17.70
Forfeited	11,795	27.64
Expired	4,000	24.00
Outstanding at September 30, 2013	207,247	$24.65	3.09 years	$267
Exercisable at September 30, 2013	207,247	$24.65	3.09 years	$267

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of September 30, 2013, there was no unrecognized compensation expenses related to nonvested stock option grants.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted cliff vests over 24 to 36 months based on the term of the award.

Nonvested restricted stock activity for the nine months ended September 30, 2013 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2013	39,327	$20.17
Granted	12,121	20.47
Vested	18,432	21.44
Forfeited	-	-
Nonvested at September 30, 2013	33,016	$19.58

As of September 30, 2013 and December 31, 2012, there was $383,000 and $525,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.20 years.   The share based compensation expense for nonvested restricted stock was $211,000 and $260,000 during the first nine months of 2013 and 2012, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2012, the regular quarterly board retainer could be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2013, all 11 outside directors have elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 9,968 and 14,217 shares and recognized share based compensation expense of $213,000 and $308,000 during the first nine months of 2013 and 2012, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30, 2013
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,877,901	$0.54	7,838,314	$0.46
Effect of dilutive securities - stock options	14,114	-	17,223	-
Diluted	7,892,015	$0.54	7,855,537	$0.46

	Nine Months Ended September 30,
	2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,867,835	$1.60	7,830,928	$1.54
Effect of dilutive securities - stock options	11,126	-	15,731	-
Diluted	7,878,961	$1.60	7,846,659	$1.54

Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2013 and 2012, because their effects were antidilutive, averaged 168,760 and 163,559 shares, respectively.

Note 12 – Employee Benefit Plans

The following is information pertaining to the Company's non-contributory defined benefit pension plan.  The plan was frozen in 2009.

Components of Net Periodic Benefit Cost (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$-	$-	$-	$-
Interest cost	72	97	216	291
Expected return on plan assets	(128)	(135)	(384)	(405)
Recognized net actuarial loss	69	83	207	249

Net periodic benefit cost	$13	$45	$39	$135

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

Amounts shown in the "Other" column includes activities of the Company which are primarily debt service on trust preferred securities and corporate items.  Intersegment eliminations primarily consist of the Company's interest income on deposits held by the Bank.

Segment information as of and for the three and nine months ended September 30, 2013 and 2012, is shown in the following table.

	Three Months Ended September 30, 2013
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,094	$-	$12	$-	$13,106
Interest expense	1,423	-	190	-	1,613
Noninterest income	1,567	1,195	5	-	2,767
Income before income taxes	5,150	849	(194)	-	5,805
Net income	3,754	616	(127)	-	4,243
Depreciation and amortization	757	3	-	-	760
Total assets	1,322,205	-	1,980	-	1,324,185
Capital expenditures	139	4	-	-	143

	Three Months Ended September 30, 2012
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,546	$-	$1	$(1)	$13,546
Interest expense	1,843	-	204	(1)	2,046
Noninterest income	1,640	1,034	16	-	2,690
Income before income taxes	4,628	637	(288)	-	4,977
Net income	3,364	465	(190)	-	3,639
Depreciation and amortization	866	5	-	-	871
Total assets	1,304,795	-	912	-	1,305,707
Capital expenditures	21	-	-	-	21

	Nine Months Ended September 30, 2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$39,850	$-	$12	$-	$39,862
Interest expense	4,427	-	567	-	4,994
Noninterest income	5,252	2,956	15	-	8,223
Income before income taxes	16,478	1,828	(710)	-	17,596
Net income	11,777	1,296	(469)		12,604
Depreciation and amortization	2,443	12	-	-	2,455
Total assets	1,322,205	-	1,980	-	1,324,185
Capital expenditures	723	-	-	-	723

	Nine Months Ended September 30, 2012
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$43,774	$-	$6	$(6)	$43,774
Interest expense	5,675	-	617	(6)	6,286
Noninterest income	5,601	3,096	27	-	8,724
Operating income before income taxes	15,815	1,845	(887)	-	16,773
Net income	11,348	1,330	(590)		12,088
Depreciation and amortization	2,814	15	-	-	2,829
Total assets	1,304,795	-	912	-	1,305,707
Capital expenditures	594	-	-	-	594

Note 14 – Fair Value of Financial Instruments

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). Federal Reserve Bank of Richmond and FHLB stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these entities as long as it is a member.  Therefore, they have been excluded from the table below.
28

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$59,792	$-	$59,792	$-
Mortgage-backed and CMOs	69,887	-	69,887	-
State and municipal	205,952	-	205,952	-
Corporate	10,877	-	10,877	-
Equity	1,110	-	-	1,110
Total	$347,618	$-	$346,508	$1,110

	Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$42,759	$-	$42,759	$-
Mortgage-backed and CMOs	83,308	-	83,308	-
State and municipal	202,731	2,110	200,621	-
Corporate	6,448	-	6,097	351
Total	$335,246	$2,110	$332,785	$351

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2013	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2013
Securities available for sale:

Corporate	$351	$136	$-	$(487)	$-	$-
Equity	-	-	-	1,110	-	1,110
Total assets	$351	$136	$-	$623	$-	$1,110

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2013 or the year ended December 31, 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2013 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,919	$-	$3,919	$-
Impaired loans, net of valuation allowance	1,147	-	-	1,147
Other real estate owned	4,215	-	-	4,215

	Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$13,852	$-	$13,852	$-
Impaired loans, net of valuation allowance	3	-	-	3
Other real estate owned	6,193	-	-	6,193

The following tables present quantitative information about Level 3 Fair Value Measurements as of September 30, 2013 and December 31, 2012.

Quantitative Information About Level 3 Fair Value Measurements for September 30, 2013

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

Quantitative Information About Level 3 Fair Value Measurements for December 31, 2012

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Discounted cash flow analysis	Discount rate	38%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

The carrying values and estimated fair values of the Company's financial instruments at September 30, 2013 are as follows (in thousands):

	Fair Value Measurements at September 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$78,269	$-	$78,269	$-	$78,269
Securities available for sale	347,618	-	346,508	1,110	347,618
Loans held for sale	3,919	-	3,919	-	3,919
Loans, net of allowance	786,312	-	-	781,766	781,766
Bank owned life insurance	14,597	-	14,597	-	14,597
Accrued interest receivable	4,604	-	4,604	-	4,604

Financial Liabilities:
Deposits	$1,071,083	$-	$604,281	$405,777	$1,010,058
Repurchase agreements	44,026	-	44,026	-	44,026
Other borrowings	9,983	-	-	10,625	10,625
Trust preferred capital notes	27,394	-	-	18,817	18,817
Accrued interest payable	655	-	655	-	655

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$47,442	$-	$47,442	$-	$47,442
Securities available for sale	335,246	2,110	332,785	351	335,246
Loans held for sale	13,852	-	13,852	-	13,852
Loans, net of allowance	776,587	-	-	777,761	777,761
Bank owned life insurance	14,289	-	14,289	-	14,289
Accrued interest receivable	4,711	-	4,711	-	4,711

Financial Liabilities:
Deposits	$1,027,667	$-	$582,633	$424,378	$1,007,011
Repurchase agreements	49,942	-	49,942	-	49,942
Other borrowings	10,079	-	-	11,062	11,062
Trust preferred capital notes	27,317	-	-	22,524	22,524
Accrued interest payable	755	-	755	-	755

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2013 and December 31, 2012, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2013	2012
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$24,071	$25,740
Interest-bearing deposits in other banks	54,198	41,900

	$78,269	$67,640

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,094	$5,924
Income taxes	4,275	108
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,549	5,735
Unrealized (loss) gain on securities available for sale	(8,191)	2,844

Note 16 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at June 30, 2012	$9,123	$(2,002)	$7,121

Net unrealized gains on securities available for sale, net of tax, $838	1,558	-	1,558

Balance at September 30, 2012	$10,681	$(2,002)	$8,679

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

Net unrealized losses on securities available for sale, net of tax, $67	126	-	126

Reclassification adjustment for gains on securities, net of tax, $(1)	(3)	-	(3)

Balance at September 30, 2013	$4,476	$(2,203)	$2,273

For the Nine Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2011	$8,832	$(2,002)	$6,830

Net unrealized gains on securities available for sale, net of tax, $1,051	1,953	-	1,953

Reclassification adjustment for gains on securities, net of tax, $(56)	(104)	-	(104)

Balance at September 30, 2012	$10,681	$(2,002)	$8,679

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale, net of tax, $(2,796)	(5,192)	-	(5,192)

Reclassification adjustment for gains on securities, net of tax, $(71)	(132)	-	(132)

Balance at September 30, 2013	$4,476	$(2,203)	$2,273

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three and Nine Month Periods Ending September 30, 2013
(in thousands)

For the Three Month Period	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$4	Securities gains, net
	(1)	Income tax expense
Total reclassifications	$3	Net of tax

For the Nine Month Period	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$203	Securities gains, net
	(71)	Income tax expense
Total reclassifications	$132	Net of tax

Note 17 – Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities."  This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income."  The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income.  In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period.  Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012.  The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging (Topic 815):  Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes."  The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate.  The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815.  The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."   The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for previously announced accounting pronouncements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion is to focus on important factors affecting the financial condition and results of operations of the Company.  The discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of American National Bankshares Inc. (the "Company') and its wholly owned subsidiary, American National Bank and Trust Company (the "Bank").  These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on information available to management at the time these statements and disclosures were prepared.  Forward-looking statements are subject to numerous assumptions, estimates, risks, and uncertainties that could cause actual conditions, events, or results to differ materially from those stated or implied by such forward-looking statements.
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:
·	Financial market volatility including the level of interest rates could affect the values of financial instruments and the amount of net interest income earned;
·
General economic or business conditions, either nationally or in the market areas in which the Company does business, may be less favorable than expected, resulting in deteriorating credit quality, reduced demand for credit, or a weakened ability to generate deposits;

·
Competition among financial institutions may increase and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Company;

·	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
·	The ability to retain key personnel;
·	The failure of assumptions underlying the allowance for loan losses; and
·	Risks associated with mergers and other acquisitions and other expansion activities.

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2012 presentation.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2012.

The financial information contained within the Company's financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability.  In addition, GAAP itself may change from one previously acceptable method to another method.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses inherent in the loan portfolio at the balance sheet date.  The allowance is based on two basic principles of accounting: Financial Accounting Standards Board ("FASB") Topic 450-25 Contingencies - Recognition which requires that losses be accrued when they are probable of occurring and estimable and FASB Topic 310-10 Receivables – Overall – Subsequent Measurement which requires that losses on impaired loans be accrued based on the differences between the value of collateral, present value of future cash flows, or values observable in the secondary market, and the loan balance.

The Company's allowance for loan losses has two basic components:  the general allowance and the specific allowance.  Each component is determined based upon estimates. With regard to commercial loans, the general allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the general allowance, the migrated historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance is calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for all other segments are analyzed by risk-grade category and multiplied by the adjusted loss factor.  The general allowance is calculated for a range of outcomes.  The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

The reserve for unfunded loan commitments is an estimate of the losses inherent in off-balance-sheet loan commitments at the balance sheet date.  It is calculated by multiplying an estimated loss factor by an estimated probability of funding, and then by the period-end amounts for unfunded commitments.  The reserve for unfunded loan commitments is included in other liabilities.

Mergers and Acquisitions
Business combinations are accounted for under Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.
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

Goodwill Impairment

Goodwill is subject to at least an annual assessment for impairment by applying a fair value test.  An annual fair value-based test was performed as of June 30, 2013 that determined the market value of the Company's shares exceeded the consolidated carrying value, including goodwill; therefore, there has been no impairment recognized in the value of goodwill.

In September 2011, the FASB published Accounting Statement Update ("ASU") 2011-08, Testing Goodwill for Impairment. This amendment was an effort to reduce the complexity of the two step impairment test required by the original version of the ASU. Under this amendment, the reporting entity has the option to assess relevant "qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting entity is less than the carrying amount."

Non-GAAP Presentations

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Internet Access to Corporate Documents

The Company provides access to its Securities and Exchange Commission ("SEC") filings through a link on the Investors Relations page of the Company's web site at www.amnb.com.  Reports available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC.  The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina") pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties. Details of the transaction are discussed in Note 2 in the Consolidated Financial Statements included in the report.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2013 and 2012

For the quarter ended September 30, 2013, the Company reported net income of $4,243,000 compared to $3,639,000 for the comparable quarter in 2012. The $604,000 or 16.6% increase in earnings was primarily due to better than expected accretion income from the acquired loan portfolio from MidCarolina, lower cost of funds, lower provision expense, and reduced noninterest expense.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended September 30,	2013	2012	$ Change	% Change

Interest income	$13,106	$13,546	$(440)	-3.2%
Interest expense	(1,613)	(2,046)	433	-21.2%
Net interest income	11,493	11,500	(7)	-0.1%
Provision for loan losses	-	(333)	333	-100.0%
Noninterest income	2,767	2,690	77	2.9%
Noninterest expense	(8,455)	(8,880)	425	-4.8%
Income tax expense	(1,562)	(1,338)	(224)	16.7%

Net income	$4,243	$3,639	$604	16.6%

Nine months ended September 30, 2013 and 2012

For the nine month period ended September 30, 2013, the Company reported net income of $12,604,000 compared to $12,088,000 for the comparable period in 2012, an increase of $516,000 or 4.3%.  Earnings were negatively impacted by a net interest income decline of $2,620,000 or 7%.  Earnings were positively impacted by lower provision expense and lower levels of noninterest expense.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the nine months ended September 30,	2013	2012	$ Change	% Change

Interest income	$39,862	$43,774	$(3,912)	-8.9%
Interest expense	(4,994)	(6,286)	1,292	-20.6%
Net interest income	34,868	37,488	(2,620)	-7.0%
Provision for loan losses	(294)	(1,799)	1,505	-83.7%
Noninterest income	8,223	8,724	(501)	-5.7%
Noninterest expense	(25,201)	(27,640)	2,439	-8.8%
Income tax expense	(4,992)	(4,685)	(307)	6.6%

Net income	$12,604	$12,088	$516	4.3%

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

Three months ended September 30, 2013 and 2012

Net interest income on a taxable equivalent basis decreased $11,000 or 0.9%, for the third quarter of 2013 compared to the same quarter of 2012.  This was primarily due to declines in yields on earning assets, impacted by lower market interest rates. It was partially mitigated by reductions in the cost of interest bearing liabilities.

For the third quarter of 2013, the Company's yield on interest-earning assets was 4.59%, compared to 4.84% for the third quarter of 2012.  The cost of interest-bearing liabilities was 0.70% compared to 0.88%. The interest rate spread was 3.89% compared to 3.96%.  The net interest margin, on a fully taxable equivalent basis, was 4.06% compared to 4.14%, a reduction of eight basis points (0.08%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2013 and 2012.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Three Months Ended September 30, 2013 and 2012
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2013	2012	2013	2012	2013	2012
Loans:
Commercial	$126,745	$126,701	$1,511	$1,598	4.73%	5.00%
Real estate	663,539	676,905	9,517	9,743	5.74	5.76
Consumer	5,671	6,844	104	119	7.28	6.90
Total loans	795,955	810,450	11,132	11,460	5.59	5.65

Securities:
Federal agencies & GSEs	55,543	36,181	126	118	0.91	1.30
Mortgage-backed & CMOs	72,505	92,708	322	472	1.78	2.04
State and municipal	195,673	180,820	1,945	1,933	3.98	4.28
Other	15,861	13,846	116	121	2.93	3.50
Total securities	339,582	323,555	2,509	2,644	2.96	3.27

Deposits in other banks	54,307	32,567	38	19	0.28	0.23

Total interest-earning assets	1,189,844	1,166,572	13,679	14,123	4.59	4.84

Non-earning assets	117,503	131,126

Total assets	$1,307,347	$1,297,698

Deposits:
Demand	$163,825	$144,284	25	44	0.06	0.12
Money market	184,428	168,212	83	126	0.18	0.30
Savings	84,390	78,808	17	29	0.08	0.15
Time	401,662	448,598	1,213	1,526	1.20	1.35
Total deposits	834,305	839,902	1,338	1,725	0.64	0.81

Customer repurchase agreements	46,712	46,297	3	33	0.03	0.28
Other short-term borrowings	-	-	-	-	-	-
Long-term borrowings	37,388	37,413	272	288	2.91	3.08
Total interest-bearing
liabilities	918,405	923,612	1,613	2,046	0.70	0.88

Noninterest bearing demand deposits	218,819	204,532
Other liabilities	6,993	9,686
Shareholders' equity	163,130	159,868
Total liabilities and
shareholders' equity	$1,307,347	$1,297,698

Interest rate spread					3.89%	3.96%
Net interest margin					4.06%	4.14%

Net interest income (taxable equivalent basis)			12,066	12,077
Less: Taxable equivalent adjustment			573	577
Net interest income			$11,493	$11,500

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30,
	2013 vs. 2012
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(87)	$(88)	$1
Real Estate	(226)	(34)	(192)
Consumer	(15)	6	(21)
Total loans	(328)	(116)	(212)
Securities:
Federal agencies	8	(43)	51
Mortgage-backed	(150)	(55)	(95)
State and municipal	12	(141)	153
Other securities	(5)	(21)	16
Total securities	(135)	(260)	125
Deposits in other banks	19	4	15
Total interest income	(444)	(372)	(72)

Interest expense
Deposits:
Demand	(19)	(24)	5
Money market	(43)	(54)	11
Savings	(12)	(14)	2
Time	(313)	(162)	(151)
Total deposits	(387)	(254)	(133)

Customer repurchase agreements	(30)	(30)	-
Other borrowings	(16)	(16)	-
Total interest expense	(433)	(300)	(133)
Net interest income	$(11)	$(72)	$61

Nine months ended September 30, 2013 and 2012

Net interest income on a taxable equivalent basis decreased $2,661,000 or 6.8%, for the nine months ended September 30, 2013 compared to the comparable period in 2012. This was primarily due to declines in yields on earning assets, impacted by lower market interest rates and lower accretion income. It was partially mitigated by reductions in the cost of interest-bearing liabilities.

For the first nine months of 2013, the Company's yield on interest-earnings assets was 4.70% compared to 5.18% for the first nine months of 2012. The cost of interest-bearing liabilities was 0.73% compared to 0.90%. The interest rate spread was 3.97% compared to 4.28%. The net interest margin, on a fully taxable equivalent basis, was 4.14% compared to 4.47%, for a reduction of 33 basis points (0.33%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2013 and 2012.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
For the Nine Months Ended September 30, 2013 and 2012
(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2013	2012	2013	2012	2013	2012
Loans:
Commercial	$127,592	$129,821	$4,706	$5,136	4.95%	5.29%
Real estate	660,698	679,375	28,927	31,720	5.84	6.23
Consumer	5,955	9,060	316	485	7.12	7.16
Total loans	794,245	818,256	33,949	37,341	5.70	6.09

Securities:
Federal agencies & GSEs	51,668	36,179	368	435	0.95	1.60
Mortgage-backed & CMOs	76,286	97,057	1,040	1,487	1.82	2.04
State and municipal	192,113	181,393	5,804	5,884	4.03	4.33
Other	13,718	11,598	306	332	2.97	3.82
Total securities	333,785	326,227	7,518	8,138	3.00	3.33

Deposits in other banks	51,650	27,291	106	47	0.28	0.23

Total interest-earning assets	1,179,680	1,171,774	41,573	45,526	4.70	5.18

Non-earning assets	122,390	134,330

Total assets	$1,302,070	$1,306,104

Deposits:
Demand	$160,858	$141,682	85	154	0.07	0.15
Money market	175,486	175,497	254	414	0.19	0.32
Savings	83,859	77,977	54	88	0.09	0.15
Time	408,826	448,014	3,750	4,635	1.23	1.38
Total deposits	829,029	843,170	4,143	5,291	0.67	0.84

Customer repurchase agreements	48,016	47,419	38	125	0.11	0.35
Other short-term borrowings	-	662	-	2	-	0.40
Long-term borrowings	37,393	37,418	813	868	2.90	3.09
Total interest-bearing
liabilities	914,438	928,669	4,994	6,286	0.73	0.90

Noninterest bearing demand deposits	216,594	210,932
Other liabilities	6,443	9,180
Shareholders' equity	164,595	157,323
Total liabilities and
shareholders' equity	$1,302,070	$1,306,104

Interest rate spread					3.97%	4.28%
Net interest margin					4.14%	4.47%

Net interest income (taxable equivalent basis)			36,579	39,240
Less: Taxable equivalent adjustment			1,711	1,752
Net interest income			$34,868	$37,488

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30,
	2013 vs. 2012
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(430)	$(343)	$(87)
Real Estate	(2,793)	(1,938)	(855)
Consumer	(169)	(4)	(165)
Total loans	(3,392)	(2,285)	(1,107)
Securities:
Federal agencies	(67)	(214)	147
Mortgage-backed	(447)	(152)	(295)
State and municipal	(80)	(417)	337
Other securities	(26)	(81)	55
Total securities	(620)	(864)	244
Deposits in other banks	59	10	49
Total interest income	(3,953)	(3,139)	(814)

Interest expense
Deposits:
Demand	(69)	(88)	19
Money market	(160)	(160)	-
Savings	(34)	(40)	6
Time	(885)	(500)	(385)
Total deposits	(1,148)	(788)	(360)

Repurchase agreements	(87)	(89)	2
Other borrowings	(57)	(42)	(15)
Total interest expense	(1,292)	(919)	(373)
Net interest income	$(2,661)	$(2,220)	$(441)

Noninterest Income

All comparisons discussed below are between the third quarter of 2013 and the third quarter of 2012.

Noninterest income increased to $2,767,000 in 2013 from $2,690,000 in 2012, an increase of $77,000 or 2.9%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $1,077,000 in 2013 from $926,000 in 2012, an increase of $151,000 or 16.3%.  A substantial portion of trust fees are earned based on account market values, so change in the equity markets may have a large impact on income.

Service charges on deposit accounts were $452,000 in 2013 compared to $414,000 in 2012, an increase of $38,000 or 9.2%.

Other fees and commissions were $471,000 in 2013 compared to $421,000 in 2012, an increase of $50,000 or 11.9%.

Mortgage banking income was $464,000 in 2013 compared to $615,000 in 2012, a decrease of $151,000 or 24.6%. Secondary mortgage loan volume is down 28.4% for the quarter compared to the same quarter last year. Mortgage banking has benefited from the historically low interest rates over the past several years.   Over the last several months market interest rates for mortgages have increased substantially and this has resulted in a decline in demand for mortgages.

Securities gains were $4,000 in 2013 compared to no gains 2012.

Other income was $299,000 in 2013 compared to $314,000 in 2012, a decrease of $15,000 or 4.8%.

Noninterest Expense

All comparisons discussed below are between the third quarter of 2013 and the third quarter of 2012.

Noninterest expense was $8,455,000 in 2013 compared to $8,880,000 in 2012, a decrease of $425,000 or 4.8%.  The major factors impacting that change are discussed below.

Salaries were $3,610,000 in 2013 compared to $3,933,000 in 2012, a decrease of $323,000 or 8.2%. This decrease was driven primarily by a reduction in the number of full time equivalent employees by 28 or 8.8%. This decrease was affected by a combination of retirements, normal attrition and more efficient scheduling.

Employee benefits were $856,000 in 2013 compared to $780,000 in 2012, an increase of $76,000 or 9.7%.

Occupancy expense was $933,000 in 2013 compared to $929,000 in 2012, an increase of $4,000 or 0.4%.

The Federal Deposit Insurance Corporation ("FDIC") assessment for deposit insurance was $163,000 in 2013 compared to $84,000 in 2012, an increase of $79,000 or 94.0%. The deposit insurance premium is based on a rolling average of certain quality metrics and asset size, which results in some volatility in the aggregate expense amount.

Bank franchise tax expense was $187,000 in 2013 compared to $173,000 in 2012, an increase of $14,000 or 8.1%.

Core deposit intangible amortization was $330,000 in 2013 compared to $421,000 in 2012, a decrease of $91,000 or 21.6%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Foreclosed real estate, net, was $245,000 for 2013 compared to $412,000 for 2012, a $167,000 or 40.5% decrease.

Other expenses were $2,131,000 in 2013 compared to $2,148,000 in 2012, a decrease of $17,000 or 0.8%.

Income Taxes

The effective tax rate for the third quarter of 2013 and 2012 was 26.9%.  The effective tax rate for the nine months ended September 30, 2013 was 28.4% compared to 27.9% for the same period of 2012.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Fair Value Impact to net Income

The following table presents the impact for the three month and nine month periods ended September 30, 2013 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income:

			September 30, 2013
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2012	For the Three Months Ended	For the Nine Months Ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(9,631)	$1,231	$3,912	$(5,708)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,165)	491	1,713	(1,843)	(2)
Time deposits - brokered	Income	(278)	69	278	-
FHLB advances	Expense	109	(6)	(17)	92
Trust preferred securities	Expense	2,066	(26)	(77)	1,989
Net Interest Income			1,759	5,809

Non-interest (expense)
Amortization of core deposit intangible	Expense	$4,094	(237)	(889)	$3,205
Net non-interest expense			(237)	(889)

Change in pretax income			$1,522	$4,920

(1) - Remaining discount balance includes $11 in charge-offs against the mark
(2) - Remaining discount balance includes $1,391 in reclassifications from the non-accretable difference

    Accretion related to loans acquired with deteriorated credit quality includes $976,000 in accretion income associated with loan payoffs during the nine month period.

        The following table presents the impact for the three month and nine month periods ended September 30, 2012 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income:

			September 30, 2012
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2011	For the Three Months ended	For the Nine Months Ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(15,908)	$1,431	$4,792	$(10,954)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,056)	71	1,808	(3,115)	(2)
Time deposits	Income	(110)	33	99	(11)
Time deposits - brokered	Income	(694)	104	312	(382)
Time deposits - CDARs	Income	22	-	-	-
FHLB advances	Expense	(11)	(5)	(17)	6
Trust preferred securities	Expense	(47)	(26)	(80)	33
Net Interest Income			1,608	6,914

Non-interest (expense)
Premises and equipment
Amortization of core deposit intangible	Expense	$5,652	(327)	(1,231)	$4,421
Net non-interest expense			(327)	(1,231)

Change in pretax income			$1,281	$5,683

(1) - Remaining discount balance includes $162 in charge-offs against the mark
(2) - Remaining discount balance includes $2,130 in reclassifications from the non-accretable difference

Accretion related to loans purchased credit impaired loans includes $1,899,000 in accretion income associated with loan payoffs during the nine month period.

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

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, is used to meet collateral requirements for public deposits, and facilitates commercial customers' repurchase agreements.  The portfolio consists primarily of high credit quality, very liquid securities.  Federal agency and U. S. government sponsored enterprises, mortgage-backed securities, state and municipal securities, and corporates comprise the portfolio.

The available for sale securities portfolio was $347,618,000 at September 30, 2013 compared to $335,246,000 at December 31, 2012, an increase of $12,372,000 or 3.7%.  At September 30, 2013, the available for sale portfolio had an amortized cost of $340,733,000, resulting in a net unrealized gain of $6,885,000.  At December 31, 2012, the available for sale portfolio had an amortized cost of $320,170,000, resulting in a net unrealized gain of $15,076,000. The reduction in the unrealized gain was the direct result of market interest rate increases during the past two quarters.

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

Total loans were $798,996,000 at September 30, 2013, compared to $788,705,000 at December 31, 2012, an increase of $10,291,000 or 1.3%, with growth almost entirely in the North Carolina market.

Loans held for sale totaled $3,919,000 at September 30, 2013, and $13,852,000 at December 31, 2012, a decrease of $9,933,000 or 71.7%. This decrease in balance was mostly related to investor backlogs in processing during the first quarter. Secondary mortgage loan volume is down 4.1% for the nine months of 2013 compared to the same period last year.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(in thousands)	2013	2012

Commercial	$124,504	$126,192
Commercial real estate:
Construction and land development	43,386	48,812
Commercial real estate	361,968	355,433
Residential real estate:
Residential	173,695	161,033
Home equity	89,154	91,313
Consumer	6,289	5,922
Total loans	$798,996	$788,705

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

Calculations of the allowance for loan losses are prepared quarterly by the Loan Review department.  The Company's Credit Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.  In determining the adequacy of the allowance, factors which are considered include, but are not limited to, historical loss experience, the size and composition of the loan portfolio, loan risk ratings, nonperforming loans, impaired loans, other problem credits, the value and adequacy of collateral and guarantors, trends in appraisal results relative to original loan to value estimates, national, regional, and local economic conditions and trends, and legal, regulatory, and collateral factors.

The Company's allowance for loan losses has two basic components, each of which is based on estimates:  the general allowance (ASC 450) and the specific allowance (ASC 310-40).  With regard to commercial loans, the general allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the general allowance, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  With regard to consumer loans, the allowance is calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.   The period-end balances for all other segments are analyzed by risk-grade category and multiplied by the adjusted loss factor.

The specific allowance uses either an estimate of expected cash flows or a collateral valuation to arrive at a loss for specifically identified impaired loans. The use of these computed values is inherently subjective and actual losses could be greater or less than the estimates.

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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period in response to dynamic facts and circumstances.  Furthermore, management cannot provide assurance that in any particular period the Company will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time, including economic conditions, industry trends, and ongoing internal and external examination processes.  The allowance is also subject to regular regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks.

At September 30, 2013, the allowance for loan losses was $12,684,000 compared to $12,118,000 at December 31, 2012.  The allowance for loan losses as a percentage of loans was 1.59% and 1.54%, respectively.  During the first nine months of 2013, the allowance for loan losses increased by $566,000 or 4.7% and the loan portfolio increased by $10,291,000 or 1.3%.

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.53% at September 30, 2013, compared to 1.52% at December 31, 2012. On a dollar basis, the reserve was $12,247,000 at September 30, 2013, compared to $11,990,000 at December 31, 2012, a $257,000 or 2.1% increase.

The specific allowance, ASC 310-40 (FAS114) reserves to ASC 310-40 loans, was 12.99% at September 30, 2013, compared to 4.20% at December 31, 2012. On a dollar basis, the reserve was $437,000 at September 30, 2013, compared to $128,000 at December 31, 2012. The increase in this reserve related to quarterly review of expected cash flows for certain loan relationships acquired with deteriorated credit quality at the MidCarolina merger.

The following table presents the Company's loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2013	2012

Balance at beginning of period	$12,118	$10,529

Charge-offs:
Construction and land development	-	202
Commercial real estate	23	370
Residential real estate	206	579
Home equity	121	115
Total real estate	350	1,266
Commercial and industrial	129	748
Consumer	150	72
Total charge-offs	629	2,086

Recoveries:
Construction and land development	222	87
Commercial real estate	70	388
Residential real estate	133	252
Home equity	61	27
Total real estate	486	754
Commercial and industrial	307	707
Consumer	108	81
Total recoveries	901	1,542

Net charge-offs (recoveries)	(272)	544
Provision for loan losses	294	2,133
Balance at end of period	$12,684	$12,118

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios

	September 30,	December 31,
	2013	2012

Allowance to loans	1.59%	1.54%
Net charge-offs (recoveries) to allowance (1)	(2.86)	4.49
Net charge-offs (recoveries) to average loans (1)	(0.05)	0.07
Nonperforming assets to total assets	0.67	0.90
Nonperforming loans to loans	0.58	0.67
Provision to net charge-offs (recoveries) (1)	(81.07)	392.10
Provision to average loans (1)	0.05	0.26
Allowance to nonperforming loans	272.95	227.95

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued, accruing loans that are contractually past due 90 days or more as to principal and interest payments, and any loans classified as troubled debt restructurings that are not on nonaccrual.  Nonperforming loans to total loans were 0.58% at September 30, 2013 and 0.67% at December 31, 2012.

Nonperforming assets include nonperforming loans and other real estate.  Nonperforming assets represented 0.67% of total assets at September 30, 2013, down from 0.90% at December 31, 2012.  Included in nonperforming assets were $1,390,000 in troubled debt restructurings at September 30, 2013 and $1,755,000 at December 31, 2012.

It is the policy of the Company that any loan that becomes 90 days past due will, in most cases, be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The $4,647,000 in nonaccrual loans shown on the following table includes $2,229,000 in impaired loans.  The remaining $1,135,000 in nonaccrual loans were not considered impaired because they constitute a pool of smaller balance, homogenous loans, which were collectively evaluated for impairment and determined to be not impaired and purchased acquired impaired loans. These loans are exclusive of $18,865,000 in loans with deteriorated credit quality acquired from the MidCarolina merger.

The following table presents the Company's nonperforming assets.

Nonperforming Assets
(in thousands)

	September 30,	December 31,
	2013	2012
Nonaccrual loans:
Real estate	$4,624	$5,261
Commercial	15	52
Consumer	8	3
Total nonaccrual loans	4,647	5,316

Loans past due 90 days
and accruing interest:
Real estate	-	-
Total past due loans	-	-

Total nonperforming loans	4,647	5,316

Foreclosed real estate	4,215	6,193

Total nonperforming assets	$8,862	$11,509

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	September 30,	December 31,
	2013	2012

Accruing	$1,135	$499
Nonaccruing	2,229	2,548
Total impaired loans	$3,364	$3,047

Included in the impaired loan totals were $1,390,000 in troubled debt restructured loans at September 30, 2013 and $1,755,000 at December 31, 2012.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were $4,215,000 and $6,193,000 as of September 30, 2013 and December 31, 2012, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the allowance for loan losses at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

The following table shows the Company's Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	September 30,	December 31,
	2013	2012

Construction and land development	$2,445	$3,290
Farmland	-	236
1-4 family residential	1,431	1,090
Multifamily (5 or more) residential	-	1,012
Commercial real estate	339	565
	$4,215	$6,193

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,071,083,000 at September 30, 2013 compared to $1,027,667,000 at December 31, 2012, an increase of $43,416,000 or 4.2%.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders' equity was $165,826,000 at September 30, 2013 compared to $163,246,000 at December 31, 2012, an increase of $2,580,000 or 1.6%.

Accumulated other comprehensive income was the largest negative driver of this change. It was $2,273,000 at September 30, 2013 compared to $7,597,000 at December 31, 2012, a decrease of $5,324,000 or 70.1%. This change was directly related to changes in bond market interest rates during the second and third quarters of 2013, and related adjustments to the fair value of the Company's available for sale portfolio.

The Company paid cash dividends of $0.23 per share during the third quarter of 2013 while the aggregate basic and diluted earnings per share for the same period were $0.54 per share.  The Company paid cash dividends of $0.69 per share for the first nine months of 2013 while the basic and diluted earnings per share were $1.60.

Banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or "risk weights," be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholders' equity and trust preferred capital notes, while Tier 2 capital consists of qualifying allowance for loan losses. "Total" capital is the combination of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier 1 plus Tier 2) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier 1 capital.  At September 30, 2013, the Company's Tier 1 and total capital ratios were 16.64% and 17.90%, respectively.  At December 31, 2012, these ratios were 15.75% and 17.00%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 11.79% and 11.27% at September 30, 2013 and December 31, 2012, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2013, that the Company met the requirements to be considered "well capitalized."

Basel III

In July, 2013, the Board of Governors of the Federal Reserve System approved the final rules implementing the Basel Committee on Banking Supervision's ("BCBS") capital guidelines for U.S. banks. Shortly thereafter the rules were approved by the other federal banking regulatory agencies. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. Failure to maintain the capital conservation buffer can restrict, on a sliding scale, the Company's ability to make capital distributions without regulatory approval. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules implement strict eligibility criteria for regulatory capital instruments.

The phase-in period for the final rules will begin for the Company on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Company.

Liquidity

Liquidity is the ability of the Company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities in a timely manner.  Liquidity management involves maintaining the Company's ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds or depositors desiring to withdraw funds.  Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates through policies approved by the Asset Liability Committee ("ALCO") and Board of Directors, both of which receive periodic reports of the Company's interest rate risk and liquidity position.  The Company uses a computer simulation model to assist in the management of the future liquidity needs of the Company.

Liquidity sources include on balance sheet and off balance sheet sources.

Balance sheet liquidity sources include cash, amounts due from banks, loan repayments, and increases in deposits. The Company also maintains a large, high quality, very liquid bond portfolio, which is generally 50% to 60% unpledged and would, accordingly, be available for sale if necessary.

Off balance sheet sources include lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB"), federal funds lines of credit, and access to the Federal Reserve Bank of Richmond's discount window.

Management believes that these sources provide sufficient and timely liquidity, both on and off balance sheet.

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2013, principal advance obligations to the FHLB consisted of $9,983,000 in fixed-rate, long-term advances compared to $10,079,000 at December 31, 2012.  The Company also had outstanding $72,700,000 in letters of credit at September 30, 2013 and at December 31, 2012. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Short-term borrowing is discussed in Note 7 and long-term borrowing is discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at September 30, 2013.

As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2013 and December, 31, 2012, were $23,013,000 and $22,150,000, respectively.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	September 30, 2013	December 31, 2012

Commitments to extend credit	$170,696	$170,202
Standby letters of credit	3,100	4,591
Mortgage loan rate-lock commitments	5,298	9,486

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

Effectively managing market risk is essential to achieving the Company's financial objectives.  Market risk reflects the risk of economic loss resulting from changes in interest rates and market prices.  The Company is generally not subject to currency exchange risk or commodity price risk.  The Company's primary market risk exposure is interest rate risk; however, market risk also includes liquidity risk.  Both are discussed in the following sections.

Interest Rate Risk Management
Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its ALCO and Board of Directors, both of which receive and review periodic reports of the Company's interest rate risk position.
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2013 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of September 30, 2013 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	September 30, 2013
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4%	$8,708	20.1%
Up 3%	6,530	15.1%
Up 2%	4,262	9.8%
Up 1%	1,977	4.6%

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

Changes in interest rates can cause substantial changes in the amount of prepayments of loans and mortgage-backed securities, which may in turn affect the Company's interest rate sensitivity position.  Additionally, credit risk may rise if an interest rate increase adversely affects the ability of borrowers to service their debt.

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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2013, (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	September 30, 2013

Change in interest rates	Amount	$ Change	% Change

Up 4%	$211,506	$23,777	12.7%
Up 3%	206,849	19,120	10.2%
Up 2%	200,783	13,054	7.0%
Up 1%	193,434	5,705	3.0%
Flat	187,729	-

     Increases in interest rates over the past two quarters have had a negative impact on the economic value of the Company's assets. However, this has been more than offset by the positive impact the rate increases have had on the economic value of the Company's liabilities.
     Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

     There have been no material changes to market risk as disclosed in the Company's 2012 Annual Report on Form 10-K.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
        There have been no material changes to the risk factors disclosed in the Company's 2012 Annual Report on  Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

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

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – November 8, 2013	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 8, 2013	Chief Financial Officer