Form 10-K
period 2013-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2014-03-12
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number 0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)
Virginia	54-1284688
(State of incorporation)	(I.R.S. Employer Identification No.)
628 Main Street, Danville, VA	24541
(Address of principal executive offices)	(Zip Code)
434-792-5111
Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
   Large accelerated filer  ☐  Accelerated filer ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2013, based on the closing price, was $168,548,449.

The number of shares of the registrant's common stock outstanding on March 7, 2014 was 7,893,699.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 20, 2014, are incorporated by reference in Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit and Compliance Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Index
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders.

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

·	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;
·	The ability to retain key personnel;
·	The failure of assumptions underlying the allowance for loan losses; and
·	Risks associated with mergers, acquisitions, and other expansion activities.

ITEM 1 – BUSINESS

American National Bankshares Inc. is a one-bank holding company organized under the laws of the Commonwealth of Virginia in 1984.  On September 1, 1984, the Company acquired all of the outstanding capital stock of American National Bank and Trust Company, a national banking association chartered in 1909 under the laws of the United States.  American National Bank and Trust Company is the only banking subsidiary of the Company.  In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the "AMNB Trust") and a wholly owned subsidiary of the Company Inc., was formed for the purpose of issuing preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation ("Community First").   In April 2006, the Company finalized the acquisition of Community First and acquired 100% of its preferred and common stock through a merger transaction.  Community First was a bank holding company headquartered in Lynchburg, Virginia, and through its subsidiary, Community First Bank, operated four banking offices serving the city of Lynchburg and Bedford, Nelson, and Amherst Counties.

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina") pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina.  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

The operations of the Company are conducted at twenty-five banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  American National Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-one ATMs, "Online Banking," and "Telephone Banking."

Index
Competition and Markets

      Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.

      The Company has the second largest deposit market share in the City of Danville and Pittsylvania County, combined.  The Company had a deposit market share in the Danville Metropolitan Statistical Area ("MSA") of 29.3% at June 30, 2013, based on Federal Deposit Insurance Corporation ("FDIC") data.

     The Southern Virginia market, in which the Company has a significant presence, continues to experience slow economic growth, like much of the country. The region's economic base continues to be weighted toward the manufacturing sector.  Although the region was negatively impacted by the elimination of many textile plant closings over several decades, the area has experienced some new manufacturing plant openings as well as job growth in the technology area. Other important industries include farming, tobacco processing and sales, food processing, furniture manufacturing and sales, specialty glass manufacturing, and packaging tape production.

      The Company's new market areas are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 13.9% and a deposit market share in Guilford County of 0.8% at June 30, 2013, based on FDIC data.

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

American National Bankshares Inc.

American National Bankshares Inc. is qualified as a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB").  As a bank holding company, American National Bankshares Inc. is subject to supervision, regulation and examination by the FRB and is required to file various reports and additional information with the FRB.  American National Bankshares Inc. is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Virginia State Corporation Commission (the "SCC").

Under the Gramm-Leach-Bliley Act, a BHC may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional BHC's.  In order to qualify for the election, all of the depository institution subsidiaries of the BHC must be well capitalized, well managed, and have achieved a rating of "satisfactory" or better under the Community Reinvestment Act (the "CRA").  Financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including insurance underwriting and sales, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.  American National Bankshares Inc. has not elected to become a financial holding company, and has no plans to become a financial holding company.

Index
American National Bank and Trust Company

American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System.  It is subject to federal regulation by the Office of the Comptroller of the Currency (the "OCC"), the FRB, and the FDIC.

Depository institutions, including the Bank, are subject to extensive federal and state regulations that significantly affect their business and activities. Regulatory bodies have broad authority to implement standards and initiate proceedings designed to prohibit depository institutions from engaging in unsafe and unsound banking practices.  The standards relate generally to operations and management, asset quality, interest rate exposure, and capital.  The bank regulatory agencies are authorized to take action against institutions that fail to meet such standards.

As with other financial institutions, the earnings of the Bank are affected by general economic conditions and by the monetary policies of the FRB. The FRB exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, setting the reserve requirements of member banks, and establishing the discount rate on member bank borrowings. The policies of the FRB have a direct impact on loan and deposit growth and the interest rates charged and paid thereon. They also impact the source, cost of funds, and the rates of return on investments. Changes in the FRB's monetary policies have had a significant impact on the operating results of the Bank and other financial institutions and are expected to continue to do so in the future; however, the exact impact of such conditions and policies upon the future business and earnings cannot accurately be predicted.

Regulatory Reform – The Dodd-Frank Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States and has a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. While significant rulemaking under the Dodd-Frank Act has occurred, certain of the act's provisions require additional rulemaking by the federal bank regulatory agencies, a process which will take years to fully implement.  The Company believes that short- and long-term compliance costs for the Company will be greater because of the Dodd-Frank Act.

A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See "Capital Requirements – Basel III Capital Requirements" below.  Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund (the "DIF") will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution's credit exposure to one borrower. Current banking law limits a depository institution's ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds.

The Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act creates the CFPB within the FRB. The CFPB is charged with establishing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.

Compensation Practices.  The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or bank that provides an insider or other employee with "excessive compensation" or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the federal bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior.

Index
Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act's requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Deposit Insurance

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act.

The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2013 and 2012, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $647,000 and $692,000, respectively, in regular deposit insurance assessments.

On May 22, 2009, the FDIC issued a final rule that levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC's efforts to rebuild the DIF. Deposit insurance expense during 2009 for the Bank included an additional $1.2 million recognized in the second quarter related to the special assessment. On November 12, 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. In December 2009, the Bank paid $2.9 million in prepaid risk-based assessments, which amount was expensed in the appropriate periods through December 31, 2012. The remaining balance of $1.7 million in prepaid risk-based assessments was refunded in 2013.

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

Capital Requirements

Current Capital Requirements.  The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the current risk-based capital requirements of these federal bank regulatory agencies, American National Bankshares Inc. and American National Bank are required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.  At least half of the total capital is required to be "Tier 1 capital," which consists principally of common and certain qualifying preferred shareholders' equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder ("Tier 2 capital") consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the American National Bankshares Inc. were 16.88% and 18.14%, respectively, as of December 31, 2013, thus exceeding the minimum requirements.  The Tier 1 and total capital to risk-weighted asset ratios of American National Bank were 16.33% and 17.59%, respectively, as of December 31, 2013 also exceeding the minimum requirements.

Index
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio").  These guidelines provide for a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and national banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other bank holding companies and national banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. The FRB has not advised the Company, and the OCC has not advised the Bank, of any specific minimum leverage ratio applicable to either entity. The Tier 1 leverage ratio of American National Bankshares Inc. as of December 31, 2013 was 11.81%, which is above the minimum requirements.

      Basel III Capital Requirements.  On June 7, 2012, the FRB  issued a series of proposed rules that would revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the current requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from current requirement); and (iv) a leverage ratio of 4% of total assets.  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Index
Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

Dividends

The Company's principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company. As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years. A depository institution may not pay any dividend if payment would cause the institution to become "undercapitalized" or if it already is "undercapitalized." The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice. The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

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

Banking Acquisitions; Changes in Control

The BHC Act requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. In determining whether to approve a proposed bank acquisition, the FRB will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's performance under the Community Reinvestment Act of 1977 (the "CRA") and its compliance with fair housing and other consumer protection laws.

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered its securities with the Securities and Exchange Commission under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. The Company's common stock is registered under Section 12 of the Exchange Act.

In addition, Virginia law requires the prior approval of the SCC for (i) the acquisition of more than 5% of the voting shares of a Virginia bank or any holding company that controls a Virginia bank, or (ii) the acquisition by a Virginia bank holding company of a bank or its holding company domiciled outside Virginia.

Index
Source of Strength

FRB policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness

There are a number of obligations and restrictions imposed on bank holding companies and their subsidiary banks by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance fund in the event of a depository institution default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any subsidiary bank that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

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

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law.  Under current regulations established by the federal bank regulatory agencies a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a capital directive order.  An "adequately capitalized" institution must have a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2013 and 2012, that the Company met the requirements for being classified as "well capitalized."

As required by FDICIA, the federal bank regulatory agencies also have adopted guidelines prescribing safety and soundness standards relating to, among other things, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, and interest rate exposure.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  In addition, the agencies adopted regulations that authorize, but do not require, an institution which has been notified that it is not in compliance with safety and soundness standard to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions described above.

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act"), generally permits well capitalized bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; and permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition. Under the Dodd-Frank Act, a bank holding company or bank must be well capitalized and well managed to engage in an interstate acquisition. Bank holding companies and banks are required to obtain prior FRB approval to acquire more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association. The Interstate Banking Act and the Dodd-Frank Act permit banks to establish and operate de novo interstate branches to the same extent a bank chartered by the host state may establish branches.

Index
Transactions with Affiliates

Pursuant to Sections 23A and 23B of the Federal Reserve Act and Regulation W, the authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited. Loan transactions with an affiliate generally must be collateralized and certain transactions between the Bank and its affiliates, including the sale of assets, the payment of money or the provision of services, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. In addition, the Bank generally may not purchase securities issued or underwritten by affiliates.

Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank (a "10% Shareholders"), are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and their corresponding regulations (Regulation O) and Section 13(k) of the Exchange Act relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act). Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to those persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the Federal Reserve Act prohibits loans to any of those individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all of the extensions of credit outstanding to all of these persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) of the Federal Reserve Act identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

Community Reinvestment Act and Consumer Protection Laws

In connection with its lending activities, the Company is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population.  These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act of 1977.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch.  In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment in considering the application.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance."  The Company was rated "outstanding" in its most recent CRA evaluation.

Anti-Money Laundering Legislation

The Company is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001.  Among other things, these laws and regulations require the Company to take steps to prevent the use of the Company for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports.  The Company is also required to carry out a comprehensive anti-money laundering compliance program.  Violations can result in substantial civil and criminal sanctions.  In addition, provisions of the USA Patriot Act require the federal bank regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and BHC acquisitions.

Privacy Legislation

Several recent laws, including the Right to Financial Privacy Act, and related regulations issued by the federal bank regulatory agencies, also provide new protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers' personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated parties without prior notice and approval from the customer.

Index
Incentive Compensation

In June 2010, the federal bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Interagency Guidance on Sound Incentive Compensation Policies, which covers all employees that have the ability to materially affect the risk profile of a financial institutions, either individually or as part of a group, is based upon the key principles that a financial institution's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the financial institution's board of directors.

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2013, the Company had not been made aware of any instances of non-compliance with the final guidance.

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations ("CDOs") backed by trust preferred securities ("TruPS") as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

Index
Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers' ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The Company is predominantly an originator of compliant qualified mortgages.

Effect of Governmental Monetary Policies

The Company's operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities.  In particular, the FRB regulates money and credit conditions and interest rates to influence general economic conditions.  These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits.  FRB monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.  As a result, the Company is unable to predict the effects of possible changes in monetary policies upon its future operating results.

Employees

At December 31, 2013, the Company employed 290 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.

Internet Access to Company Documents
The Company provides access to its Securities and Exchange Commission (the "SEC") filings through a link on the Investor Relations page of the Company's website at www.amnb.com.  Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company's website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Executive Officers of the Company

The following table lists, as of December 31, 2013, the executive officers of the Company, their ages, and their positions:

Name	Age	Position

Charles H. Majors	68
Executive Chairman of the Company and the Bank since January 2013; prior thereto, Chairman and Chief Executive Officer of the Company since January 2012; Chairman of the Bank since January 2012; prior thereto, President and Chief Executive Officer of the Company; Chairman and Chief Executive Officer of the Bank from June 2010 to December 2011, prior thereto, Chief Executive Officer and President of the Bank.

Jeffrey V. Haley	53
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

William W. Traynham	58
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since April 2009; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009; prior thereto, President and Chief Financial Officer of Community Bankshares Inc. and Chief Financial Officer of Community Resource Bank, NA from 1992 until the sale of the company in 2008.

Index

ITEM 1A – RISK FACTORS

Risks Related to the Company's Business

The Company's business is subject to interest rate risk, and variations in interest rates may negatively affect financial performance.

Changes in the interest rate environment may reduce the Company's profits.  It is expected that the Company will continue to realize income from the spread between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers.  Management cannot ensure that it can minimize the Company's interest rate risk. While an eventual increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations.  Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and overall profitability of the Company.

The Company faces strong competition from financial services companies and other companies that offer banking and other financial services, which could negatively affect the Company's business.

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

Index
Changes in economic conditions could materially and negatively affect the Company's business.

The Company's business is directly impacted by economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond the Company's control.  A deterioration in economic conditions, whether caused by global, national or local events, especially within the Company's market area, could result in potentially negative material consequences such as the following, among others: loan delinquencies increasing; problem assets and foreclosures increasing; demand for products and services decreasing; low cost or noninterest bearing deposits decreasing; and collateral for loans, especially real estate, declining in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans.  Each of these consequences may have a material adverse effect on the Company's financial condition and results of operations.

Trust division income is a major source of non-interest income for the Company.  Trust and Investment Services fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation.  When general economic conditions deteriorate, securities markets generally decline in value, and the Company's Trust and Investment Service revenues are negatively impacted as asset values and trading volumes decrease.

The Company's credit standards and its on-going credit assessment processes might not protect it from significant credit losses.

The Company takes credit risk by virtue of making loans and extending loan commitments and letters of credit.  The Company manages credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended.  The Company's exposure to credit risk is managed through the use of consistent underwriting standards that emphasize local lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations.  The Company's credit administration function employs risk management techniques to help ensure that problem loans are promptly identified.  While these procedures are designed to provide the Company with the information needed to implement policy adjustments where necessary and to take appropriate corrective actions, and have proven to be reasonably effective to date, there can be no assurance that such measures will be effective in avoiding future undue credit risk.

The Company's focus on lending to small to mid-sized community-based businesses may increase its credit risk.

      Most of the Company's commercial business and commercial real estate loans are made to small business or middle market customers.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company's results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.  The deterioration of the borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company's financial condition and results of operations.

The Company depends on the accuracy and completeness of information about clients and counterparties, and its financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify.  The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, the Company may assume that a customer's audited financial statements conform with accounting principles generally accepted in the United States and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  The Company's financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

The allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, an allowance for loan losses is maintained to provide for loan losses.  The allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect operating results.  The allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  The amount of future losses is susceptible to changes in economic, operating, and other outside forces and conditions, including changes in interest rates, all of which are beyond the Company's control; and these losses may exceed current estimates.  Federal bank regulatory agencies, as a part of their examination process, review the Company's loans and allowance for loan losses.  While management believes that the allowance for loan losses is adequate to cover current losses, it cannot make assurances that it will not further increase the allowance for loan losses or that regulators will not require it to increase this allowance.  Either of these occurrences could adversely affect earnings.

Index
Nonperforming assets take significant time to resolve and adversely affect the Company's results of operations and financial condition.

The Company's nonperforming assets adversely affect its net income in various ways.  Until economic and market conditions stabilize, the Company expects to continue to incur additional losses relating to volatility in nonperforming loans.  The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs.  When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss.  An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels regulators believe are appropriate in light of such risks.  The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets.  Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers' performance or financial condition, could adversely affect the Company's business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans.  There can be no assurance that the Company will avoid further increases in nonperforming loans in the future.

The continued weak condition of, or downturn in, the local real estate market could materially and negatively affect the Company's business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. The continued weakness of, or downturn in, the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2013, the Company had approximately $795 million in loans, of which approximately $666 million (83.8%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

Substantially all of the Company's real property collateral is located in its market area.  If there is a continued decline in real estate values, especially in the Company's market area, the collateral for loans would deteriorate and provide significantly less security.

The Company relies upon independent appraisals to determine the value of the real estate which secures a significant portion of its loans, and the values indicated by such appraisals may not be realizable if the Company is forced to foreclose upon such loans.

A significant portion of the Company's loan portfolio consists of loans secured by real estate. The Company relies upon independent appraisers to estimate the value of such real estate.  Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease.  As a result of any of these factors, the real estate securing some of the Company's loans may be more or less valuable than anticipated at the time the loans were made.  If a default occurs on a loan secured by real estate that is less valuable than originally estimated, the Company may not be able to recover the outstanding balance of the loan and will suffer a loss.

The Company is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect the Company's operations and prospects.

The Company currently depends on the services of a number of key management personnel.  The loss of key personnel could materially and adversely affect the results of operations and financial condition.  The Company's success also depends in part on the ability to attract and retain additional qualified management personnel.  Competition for such personnel is strong and the Company may not be successful in attracting or retaining the personnel it requires.

Index
The inability of the Company to successfully manage its growth or implement its growth strategy may adversely affect the Company's results of operations and financial condition.

The Company may not be able to successfully implement its growth strategy if it is unable to identify attractive markets, locations or opportunities to expand in the future.  In addition, the ability to manage growth successfully depends on whether the Company can maintain adequate capital levels, cost controls and asset quality, and successfully integrate any businesses acquired into the Company.

As the Company continues to implement its growth strategy by opening new branches or acquiring branches or banks, it expects to incur increased personnel, occupancy and other operating expenses.  In the case of new branches, the Company must absorb those higher expenses while it begins to generate new deposits; there is also further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets.  The Company's plans to expand could depress earnings in the short run, even if it efficiently executes a branching strategy leading to long-term financial benefits.

Difficulties in combining the operations of acquired entities with the Company's own operations may prevent the Company from achieving the expected benefits from acquisitions.

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition.  Inherent uncertainties exist in integrating the operations of an acquired entity.  In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive.  The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies.  These factors could contribute to the Company's not achieving the expected benefits from its acquisitions within desired time frames, if at all.  Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders' ownership interests.  Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

The Company is subject to extensive regulation which could adversely affect its business.

The Company's operations as a publicly traded corporation, a bank holding company, and an insured depository institution are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company's operations.  Because the Company's business is highly regulated, the laws, rules, and regulations applicable to it are subject to frequent and sometimes extensive change. Such changes could include higher capital requirements, increased insurance premiums, increased compliance costs, reductions of non-interest income and limitations on services that can be provided.  Actions by regulatory agencies or significant litigation against the Company could cause it to devote significant time and resources to defend itself and may lead to liability or penalties that materially affect the Company and its shareholders. Any future changes in the laws, rules or regulations applicable to the Company may negatively affect the Company's business and results of operations.

The Dodd-Frank Act substantially changes the regulation of the financial services industry and it could have a material adverse effect upon the Company.

The Dodd-Frank Act provides wide-ranging changes in the way banks and financial services firms generally are regulated and affects the way the Company and its customers and counterparties do business with each other.  Among other things, it requires increased capital and regulatory oversight for banks and their holding companies, changes the deposit insurance assessment system, changes responsibilities among regulators, establishes the new Consumer Financial Protection Bureau, and makes various changes in the securities laws and corporate governance that affect public companies, including the Company.  The Dodd-Frank Act also requires numerous studies and regulations related to its implementation.  The Company is continually evaluating the effects of the Dodd-Frank Act, together with implementing the regulations that have been proposed and adopted.  The ultimate effects of the Dodd-Frank Act and the resulting rulemaking cannot be predicted at this time, but it has increased the Company's operating and compliance costs in the short-term, and it could have a material adverse effect on the Company's results of operation and financial condition.

Index
Recently enacted capital standards may have an adverse effect on the Company's profitability, lending, and ability to pay dividends on the Company's securities.
In July 2013, the FRB released its final rules which will implement in the U. S the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rules, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The rule also, among other things, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. We must begin transitioning to the new rules effective January 1, 2015. The potential impact of the new capital rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. To the extent the Company is required to increase capital in the future to comply with the new capital rules, its ability to pay dividends on its securities may be reduced.
New regulations issued by the Consumer Financial Protection Bureau could adversely the Company's earnings.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate "qualified mortgages" that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company's ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company's profitability.
The Company's exposure to operational, technological and organizational risk may adversely affect the Company.
The Company is exposed to many types of operational risks, including reputation, legal, and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, clerical or record-keeping errors, and errors resulting from faulty or disabled computer or telecommunications systems.

Negative public opinion can result from the actual or alleged conduct in any number of activities, including lending practices, corporate governance, and acquisitions, and from actions taken by government regulators and community organizations in response to those activities.  Negative public opinion can adversely affect the Company's ability to attract and retain customers and can expose it to litigation and regulatory action.

Certain errors may be repeated or compounded before they are discovered and successfully rectified. The Company's necessary dependence upon automated systems to record and process its transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect.  The Company may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. The Company is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is the Company) and to the risk that the Company's (or its vendors') business continuity and data security systems prove to be inadequate.

Changes in accounting standards could impact reported earnings.

From time to time, with seeming increasing frequency, there are changes in the financial accounting and reporting standards that govern the preparation of the Company's financial statements.  These changes can materially impact how the Company records and reports its financial condition and results of operations.  In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Index
Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company's results of operation and financial condition.

Effective internal and disclosure controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company.  If the Company cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed.  As part of the Company's ongoing monitoring of internal control, it may discover material weaknesses or significant deficiencies in its internal control that require remediation.  A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement.  Even so, the Company is continuing to work to improve its internal controls.  The Company cannot be certain that these measures will ensure that it implements and maintains adequate controls over its financial processes and reporting in the future.  Any failure to maintain effective controls or to timely effect any necessary improvement of the Company's internal and disclosure controls could, among other things, result in losses from fraud or error, harm the Company's reputation or cause investors to lose confidence in the Company's reported financial information, all of which could have a material adverse effect on the Company's results of operation and financial condition.

The carrying value of goodwill may be adversely impacted.

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $39 million at December 31, 2013.

The Company may need to raise additional capital in the future to continue to grow, but may be unable to obtain additional capital on favorable terms or at all.

Federal and state banking regulators and safe and sound banking practices require the Company to maintain adequate levels of capital to support its operations.  Although the Company currently has no specific plans for additional offices, its business strategy calls for it to continue to grow in its existing banking markets (internally and through additional offices and to expand into new markets as appropriate opportunities arise. Continued growth in the Company's earning assets, which may result from internal expansion and new branch offices, at rates in excess of the rate at which its capital is increased through retained earnings, will reduce the Company's capital ratios. If the Company's capital ratios fell below "well capitalized" levels, the FDIC deposit insurance assessment rate would increase until capital was restored and maintained at a "well capitalized" level. A higher assessment rate would cause an increase in the assessments the Company pays for federal deposit insurance, which would have an adverse effect on the Company's operating results.

Management of the Company believes that its current and projected capital position is sufficient to maintain capital ratios significantly in excess of regulatory requirements for the next several years and allow the Company flexibility in the timing of any possible future efforts to raise additional capital.   However, if, in the future, the Company needs to increase its capital to fund additional growth or satisfy regulatory requirements, its ability to raise that additional capital will depend on conditions at that time in the capital markets, economic conditions, the Company's financial performance and condition, and other factors, many of which are outside its control.  There is no assurance that the Company will be able to raise additional capital on terms favorable to it or at all.  Any future inability to raise additional capital on terms acceptable to the Company may have a material adverse effect on its ability to expand operations, and on its financial condition, results of operations and future prospects.

The Company relies on other companies to provide key components of the Company's business infrastructure.

Third parties provide key components of the Company's business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While the Company has selected these third party vendors carefully, it does not control their actions.  Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company's ability to deliver products and services to its customers and otherwise conduct its business.  Financial or operational difficulties of a third party vendor could also hurt the Company's operations if those difficulties interface with the vendor's ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to the Company's business operations.

Index
The Company's operations may be adversely affected by cyber security risks.

The Company relies heavily on communications and information systems to conduct business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's internet banking, deposit, loan, and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach of the Company's information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of the Company's communications and information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability.  Additionally, the Company outsources its data processing to a third party. If the Company's third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company's ability to adequately process and account for customer transactions, which would significantly affect its business operations.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company's business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company's reputation, which could adversely affect the Company's business.
Consumers may increasingly decide not to use the Bank to complete their financial transactions, which would have a material adverse impact on the Company's financial condition and operations.
     Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.
The Company is subject to claims and litigation pertaining to fiduciary responsibility.
      From time to time, customers make claims and take legal action pertaining to the performance of the Company's fiduciary responsibilities. Whether customer claims and legal action related to the performance of the Company's fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.
Risks Related to the Company's Common Stock

While the Company's common stock is currently traded on the NASDAQ Global Select Market, it has less liquidity than stocks for larger companies quoted on a national securities exchange.

The trading volume in the Company's common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges.  There is no assurance that a more active and liquid trading market for the common stock will exist in the future.  Consequently, shareholders may not be able to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.  In addition, we cannot predict the effect, if any, that future sales of the Company's common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of the common stock.

Index
Future issuances of the Company's common stock could adversely affect the market price of the common stock and could be dilutive.

The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock.  Issuances of a substantial number of shares of common stock, or the expectation that such issuances might occur, including in connection with acquisitions by the Company, could materially adversely affect the market price of the shares of the common stock and could be dilutive to shareholders.  Because the Company's decision to issue common stock in the future will depend on market conditions and other factors, it cannot predict or estimate the amount, timing or nature of possible future issuances of its common stock.  Accordingly, the Company's shareholders bear the risk that future issuances will reduce the market price of the common stock and dilute their stock holdings in the Company.

The primary source of the Company's income from which it pays cash dividends is the receipt of dividends from its subsidiary bank.

The availability of dividends from the Company is limited by various statutes and regulations.  It is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice.  In the event the Bank was unable to pay dividends to the Company, or be limited in the payment of such dividends, the Company would likely have to reduce or stop paying common stock dividends.  The Company's reduction, limitation or failure to pay such dividends on its common stock could have a material adverse effect on the market price of the common stock.

The Company's governing documents and Virginia law contain anti-takeover provisions that could negatively impact its shareholders.

The Company's Articles of Incorporation and Bylaws and the Virginia Stock Corporation Act contain certain provisions designed to enhance the ability of the Company's Board of Directors to deal with attempts to acquire control of the Company.  These provisions and the ability to set the voting rights, preferences and other terms of any series of preferred stock that may be issued, may be deemed to have an anti-takeover effect and may discourage takeovers (which certain shareholders may deem to be in their best interest).  To the extent that such takeover attempts are discouraged, temporary fluctuations in the market price of the Company's common stock resulting from actual or rumored takeover attempts may be inhibited.  These provisions also could discourage or make more difficult a merger, tender offer, or proxy contest, even though such transactions may be favorable to the interests of shareholders, and could potentially adversely affect the market price of the Company's common stock.

ITEM 2 – PROPERTIES

As of December 31, 2013, the Company maintained twenty-five banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville and Lynchburg, and in the counties of Bedford, Campbell, Halifax, Henry, Nelson and Pittsylvania.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Greensboro, Mebane and Graham and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.

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

The Company owns thirteen other offices for a total of seventeen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-one Automated Teller Machines ("ATMs") on owned or leased facilities.  The Company leases eight office locations and two storage warehouses.  The Company occupies space rent-free for its two limited service offices in Burlington located in the Alamance Regional Medical Center and in the Village of Brookwood Retirement Center under agreements with the owners of those facilities.

Index

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

Index

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "AMNB."  At December 31, 2013, the Company had 2,201 shareholders of record.  The following table presents the high and low sales prices for the Company's common stock and dividends declared for the past two years.

			Dividends
	Sales Price		Declared
2013	High	Low	Per Share

1st quarter	$22.00	$19.57	$0.23
2nd quarter	23.46	19.60	0.23
3rd quarter	25.90	20.77	0.23
4th quarter	27.74	21.16	0.23
			$0.92

			Dividends
	Sales Price		Declared
2012	High	Low	Per Share

1st quarter	$22.19	$18.54	$0.23
2nd quarter	24.00	20.91	0.23
3rd quarter	23.99	21.60	0.23
4th quarter	22.81	18.50	0.23
			$0.92

Stock Compensation Plans

The Company maintains the 2008 Stock Incentive Plan ("2008 Plan"), which is designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals.  The 2008 Plan and stock compensation in general is discussed in note 13 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K..

The December 31, 2013 position of the Company's equity investment compensation plan is summarized below:

	December 31, 2013
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under

Equity compensation plans approved by shareholders	207,247	$24.65	324,541
Equity compensation plans not approved by shareholders	-	-	-
Total	207,247	$24.65	324,541

Index

Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2013.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2008.  The indexes are the NASDAQ Composite Index; the SNL Bank $ 1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
Index Value
300
250
200
150
100
50
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $1B-$5B
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
American National Bankshares Inc.	$100.00	$135.39	$152.12	$132.09	$142.85	$193.53
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

Index

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information and ratios)
	December 31,
	2013	2012	2011	2010	2009
Results of Operations:
Interest income	$52,956	$57,806	$49,187	$35,933	$38,061
Interest expense	6,583	8,141	8,780	8,719	10,789
Net interest income	46,373	49,665	40,407	27,214	27,272
Provision for loan losses	294	2,133	3,170	1,490	1,662
Noninterest income	10,827	11,410	9,244	9,114	8,518
Noninterest expense	35,105	36,643	30,000	23,379	24,793
Income before income tax provision	21,801	22,299	16,481	11,459	9,335
Income tax provision	6,054	6,293	4,910	3,181	2,525
Net income	$15,747	$16,006	$11,571	$8,278	$6,810

Financial Condition:
Assets	$1,307,512	$1,283,687	$1,304,706	$833,664	$808,973
Loans, net of unearned income	794,671	788,705	824,758	520,781	527,991
Securities	351,013	340,533	339,385	235,691	199,686
Deposits	1,057,675	1,027,667	1,058,754	640,098	604,273
Shareholders' equity	167,551	163,246	152,829	108,087	106,389
Shareholders' equity, tangible	125,349	119,543	107,335	84,299	82,223

Per Share Information:
Earnings per share, basic	$2.00	$2.04	$1.64	$1.35	$1.12
Earnings per share, diluted	2.00	2.04	1.64	1.35	1.12
Cash dividends paid	0.92	0.92	0.92	0.92	0.92
Book value	21.23	20.80	19.58	17.64	17.41
Book value, tangible	15.89	15.23	13.75	13.76	13.46

Weighted average shares outstanding, basic	7,872,870	7,834,351	6,982,524	6,123,870	6,097,810
Weighted average shares outstanding, diluted	7,884,561	7,845,652	6,989,877	6,131,650	6,102,895

Selected Ratios:
Return on average assets	1.20%	1.23%	1.07%	1.00%	0.84%
Return on average equity (1)	9.52%	10.08%	8.88%	7.59%	6.57%
Return on average tangible equity (2)	13.75%	15.25%	12.97%	10.05%	8.94%
Dividend payout ratio	46.03%	45.06%	55.50%	68.08%	82.40%
Efficiency ratio (3)	57.57%	58.23%	58.48%	61.53%	63.46%
Net interest margin	4.10%	4.44%	4.35%	3.78%	3.81%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.59%	1.54%	1.28%	1.62%	1.55%
Allowance for loan losses to period end
non-performing loans	248.47%	227.95%	76.76%	324.22%	224.22%
Non-performing assets to total assets	0.65%	0.90%	1.46%	0.76%	0.87%
Net charge-offs to average loans	(0.02)%	0.07%	0.16%	0.24%	0.24%

Capital Ratios:
Total risk-based capital ratio	18.14%	17.00%	15.55%	19.64%	18.82%
Tier 1 risk-based capital ratio	16.88%	15.75%	14.36%	18.38%	17.56%
Tier 1 leverage ratio	11.81%	11.27%	10.32%	12.74%	12.81%
Tangible equity to tangible assets ratio (4)	9.91%	9.64%	8.52%	10.41%	10.48%
____________________
(1) Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2) Return on average tangible common equity is calculated by dividing net income available to common shareholders plus amortization of intangibles tax effected by average common equity less average intangibles.

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

RECLASSIFICATION

In certain circumstances, reclassifications have been made to prior period information to conform to the 2013 presentation.  There were no material reclassifications.

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

 Allowance for Loan Losses

The purpose of the allowance for loan losses ("ALLL") is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The goal of the Company is to maintain an appropriate, systematic, and consistently applied process to determine the amounts of the ALLL and the provision for loan loss expense.

The Company uses certain practices to manage its credit risk.  These practices include (1) appropriate lending limits for loan officers, (2) a loan approval process, (3) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (4) regular monitoring of the portfolio, including diversification by type and geography, (5) review of loans by the Loan Review department, which operates independently of loan production, (6) regular meetings of the Credit Committee to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (7) regular meetings of the Asset Quality Committee which reviews the status of individual loans.

Risk grades are assigned as part of the loan origination process. From time to time, risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

Calculation and analysis of the ALLL is prepared quarterly by the Finance Department.  The Company's Credit Committee, Capital Management Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

The Company's ALLL has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates and judgments.

The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations, regulatory, legal, competition, quality of loan review system, and value of underlying collateral. In the formula allowance for commercial and commercial real estate loans, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  Allowance calculations for residential real estate and consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.

Index
The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. These include:

·
The present value of expected future cash flows discounted at the loan's effective interest rate.  The effective interest rate on a loan is the rate of return implicit in the loan (that is, the contractual interest rate adjusted for any net deferred loan fees or costs and any premium or discount existing at the origination or acquisition of the loan);

·	The loan's observable market price, or
·	The fair value of the collateral, net of estimated costs to dispose, if the loan is collateral dependent.
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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period as facts and circumstances evolve.  Furthermore, management cannot provide assurance that in any particular period the Bank will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time.
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
Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning, consultants and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the noninterest expense caption.

Acquired Loans with Specific Credit-Related Deterioration
Acquired loans with specific credit deterioration are accounted for by the Company in accordance with the Financial Accounting Standards Board ("FASB") ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Index
Goodwill Impairment

     The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2013, 2012 and 2011.

NON-GAAP PRESENTATIONS

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

ACQUISITION OF MIDCAROLINA FINANCIAL CORPORATION

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation pursuant to the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina. MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has significantly expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties. Details of the transaction are discussed in note 2 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

MANAGEMENT INFORMATION SYSTEM CHANGES

Coincidentally with the merger with MidCarolina, the Company converted its management information systems from an in-house data processing system to an outsourced processing strategy.  Both banks' management information systems were fully integrated and converted to Jack Henry & Associates Silverlake processing system in mid-February 2012.

RESULTS OF OPERATIONS

Net Income

Net income available to common shareholders for 2013 was $15,747,000 compared to $16,006,000 for 2012, a decrease of $259,000 or 1.6%. Basic and diluted earnings per share were $2.00 for 2013 compared to $2.04 for the 2012. This net income produced for 2013 a return on average assets of 1.20%, a return on average equity of 9.52%, and a return on average tangible equity of 13.75%.

Net income available to common shareholders for 2012 was $16,006,000 compared to $11,468,000 for 2011, an increase of $4,538,000 or 39.6%. Basic and diluted earnings per share were $2.04 for 2012 compared to $1.64 for the 2011. This net income produced for 2012 a return on average assets of 1.23%, a return on average equity of 10.08%, and a return on average tangible equity of 15.25%.

Earnings for 2013, 2012, and the second half of 2011 were favorably impacted by the July 2011 merger between American National and MidCarolina Financial Corporation.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The July 2011 merger with MidCarolina has impacted net interest income positively for 2012 and 2013. This is discussed more fully in the Fair Value Impact to Net Income. The Company expects this favorable impact to decline rapidly over the next several years.

Index
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

Net interest income on a taxable equivalent basis decreased $3,357,000 or 6.5% in 2013 from 2012, following a $9,577,000 or 22.6% increase in 2012 from 2011.  The decrease in net interest income in 2013 was primarily due to changes in interest rates and lower accretion income related to the MidCarolina acquired loan portfolio.  Yields on loans were 5.65% in 2013 compared to 6.06% in 2012.  Costs of funds were lower in 2013 compared to 2012, especially with respect to time deposits, which were 1.22% for 2013 compared to 1.36% for 2012. Deposit rates for demand account decreased to 0.07% in 2013 from 0.13% in 2012 and money market accounts decreased to 0.19% in 2013 from 0.30% in 2012. Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 4.10% for 2013, 4.44% for 2012, and 4.35% for 2011.

During 2008, the Federal Open Market Committee of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it has remained through 2013 and into early 2014. This historically low rate environment has had a significant effect on the Company's net interest margin. Based on recent FRB pronouncements, rates are expected to remain at or near historical lows for the foreseeable future. However, the recent beginning of reductions in the Federal Reserve's policy of quantitative easing may result in upper pressure on some market interest rates.

Net interest income on a taxable equivalent basis increased $9,577,000 or 22.6% in 2012 from 2011, following a $13,899,000 or 48.7% increase in 2011 from 2010.  The increase in net interest income in 2012 was primarily due to the July 2011 merger with MidCarolina, driven mostly by accretion income related to the acquired loan portfolio. Yields on loans were 6.06% in 2012 compared to 6.05% in 2011.  Costs of funds were lower in 2012 compared to 2011, especially with respect to time deposits, which were 1.36% for 2012 compared to 1.63% for 2011. Deposit rates for demand account decreased to 0.13% in 2012 from 0.21% in 2011 and money market accounts decreased to 0.30% in 2012 from 0.43% in 2011. Management actively and regularly reviews deposit pricing and attempts to keep costs as low as possible. The net interest margin was 4.44% for 2012, 4.35% for 2011, and 3.78% for 2010.

Index
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the last three years.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Net Interest Income Analysis
(in thousands, except yields and rates)
	Average Balance			Interest Income/Expense			Average Yield/Rate

	2013	2012	2011	2013	2012	2011	2013	2012	2011
Loans:
Commercial	$125,283	$128,031	$107,376	$6,082	$6,642	$4,947	4.85%	5.19%	4.61%
Real estate	663,224	677,314	559,656	38,425	42,088	35,298	5.79	6.21	6.31
Consumer	5,847	8,359	7,734	403	605	575	6.89	7.24	7.43
Total loans	794,354	813,704	674,766	44,910	49,335	40,820	5.65	6.06	6.05

Securities:
Federal agencies and GSEs	55,435	36,066	36,247	532	545	946	0.96	1.51	2.61
Mortgage-backed and CMOs	74,909	94,183	75,902	1,442	1,906	2,148	1.93	2.02	2.83
State and municipal	193,254	182,939	151,254	7,750	7,829	6,872	4.01	4.28	4.54
Other	15,007	11,654	7,038	430	435	279	2.87	3.73	3.96
Total securities	338,605	324,842	270,441	10,154	10,715	10,245	3.00	3.30	3.79

Deposits in other banks	53,857	32,080	29,394	151	80	127	0.28	0.25	0.43

Total interest earning assets	1,186,816	1,170,626	974,601	55,215	60,130	51,192	4.65	5.14	5.25

Nonearning assets	120,338	132,455	102,493

Total assets	$1,307,154	$1,303,081	$1,077,094

Deposits:
Demand	$161,602	$142,296	$137,211	111	190	290	0.07	0.13	0.21
Money market	178,235	174,027	132,906	338	521	572	0.19	0.30	0.43
Savings	84,162	78,358	68,038	71	111	98	0.08	0.14	0.14
Time	405,213	443,549	382,008	4,940	6,021	6,243	1.22	1.36	1.63
Total deposits	829,212	838,230	720,163	5,460	6,843	7,203	0.66	0.82	1.00

Customer repurchase
agreements	47,816	46,939	46,411	40	148	325	0.08	0.32	0.70
Other short-term borrowings	1	496	66	-	2	-	0.40	0.42	0.45
Long-term borrowings	37,437	37,415	30,991	1,083	1,148	1,252	2.89	3.07	4.04
Total interest bearing
liabilities	914,466	923,080	797,631	6,583	8,141	8,780	0.72	0.88	1.10

Noninterest bearing
demand deposits	220,980	213,129	143,204
Other liabilities	6,370	8,025	5,939
Shareholders' equity	165,338	158,847	130,320
Total liabilities and
shareholders' equity	$1,307,154	$1,303,081	$1,077,094

Interest rate spread							3.93%	4.26%	4.15%
Net interest margin							4.10%	4.44%	4.35%

Net interest income (taxable equivalent basis)				48,632	51,989	42,412
Less: Taxable equivalent adjustment				2,259	2,324	2,005
Net interest income				$46,373	$49,665	$40,407

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

Changes in Net Interest Income (Rate / Volume Analysis)
(in thousands)

	2013 vs. 2012			2012 vs. 2011
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(560)	$(420)	$(140)	$1,695	$671	$1,024
Real estate	(3,663)	(2,801)	(862)	6,790	(528)	7,318
Consumer	(202)	(28)	(174)	30	(16)	46
Total loans	(4,425)	(3,249)	(1,176)	8,515	127	8,388
Securities:
Federal agencies and GSEs	(13)	(242)	229	(401)	(396)	(5)
Mortgage-backed and CMOs	(464)	(89)	(375)	(242)	(692)	450
State and municipal	(79)	(507)	428	957	(417)	1,374
Other securities	(5)	(114)	109	156	(17)	173
Total securities	(561)	(952)	391	470	(1,522)	1,992
Deposits in other banks	71	11	60	(47)	(58)	11
Total interest income	(4,915)	(4,190)	(725)	8,938	(1,453)	10,391

Interest expense
Deposits:
Demand	(79)	(102)	23	(100)	(110)	10
Money market	(183)	(195)	12	(51)	(201)	150
Savings	(40)	(48)	8	13	(2)	15
Time	(1,081)	(585)	(496)	(222)	(1,145)	923
Total deposits	(1,383)	(930)	(453)	(360)	(1,458)	1,098
Customer repurchase
agreements	(108)	(111)	3	(177)	(181)	4
Other borrowings	(67)	(53)	(14)	(102)	(346)	244
Total interest expense	(1,558)	(1,094)	(464)	(639)	(1,985)	1,346
Net interest income	$(3,357)	$(3,096)	$(261)	$9,577	$532	$9,045

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities.

2013 compared to 2012

Noninterest income was $10,827,000 in 2013 compared to $11,410,000 in 2012, a decrease of $583,000 or 5.1%.

Fees from the management of trusts, estates, and asset management accounts were $3,689,000 in 2013 compared to $3,703,000 in 2012, a $14,000 or 0.4% decrease. This decrease was primarily the result of a $330,000 refund, paid in the first quarter of 2013, related to an error in a trust agreement going back two decades. This error was detected during a review and has been resolved and recorded as a reduction in trust income. The facts and circumstances of this trust relationship are unique. A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $1,750,000 in 2013 compared to $1,757,000 in 2012, a $7,000 or 0.4% decrease.

Index
Other fees and commissions were $1,864,000 in 2013 compared to $1,768,000 in 2012, a $96,000 or 5.4% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $2,008,000 in 2013 compared to $2,234,000 in 2012, a $226,000 or 10.1% decrease.  Recent increases in mortgage interest rates have slowed demand on mortgage loan refinancing and have, accordingly, reduced volume and income. Secondary market mortgage loan volume for the year was $79,000,000 compared to over $100,000,000 the prior year.

Securities gains were $192,000 in 2013 compared to $158,000 in 2012.

Other noninterest income was $1,324,000 in 2013 compared to $1,790,000 in 2012, a $466,000 or 26.0% decrease.  This decrease was primarily due a gain of $495,000 realized in 2012 from the sale of the Riverside branch office property that had been closed since 2009.

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

Service charges on deposit accounts were $1,757,000 in 2012 compared to $1,963,000 in 2011, a $206,000 or 10.5% decrease. The almost contemporaneous nature of the MidCaolina merger, in July 2011, and the management information system conversion, in February 2012, resulted in some operational decisions that had a short term negative impact on service charge income.

Other fees and commissions were $1,768,000 in 2012 compared to $1,510,000 in 2011, a $258,000 or 17.1% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $2,234,000 in 2012 compared to $1,262,000 in 2011, a $972,000 or 77.0% increase.  Historically low mortgage interest rates in 2012 impacted the demand for refinanced mortgages from credit qualified borrowers. Volume during the year exceeded $100,000,000.

Securities gains were $158,000 in 2012 compared to a loss of $1,000 in 2011.

Other noninterest income was $1,790,000 in 2012 compared to $949,000 in 2011, an $841,000 or 88.6% increase.  This increase was primarily due to the sale of the Riverside branch office property that closed in 2009. This transaction generated a net gain on sale of $495,000 for 2012. In addition, brokerage income was up $157,000 in 2012 over 2011.

Noninterest Expense

2013 compared to 2012

Noninterest expense was $35,105,000 in 2013 compared to $36,643,000 in 2012, a decrease of $1,538,000 or 4.2%.

Salaries were $14,059,000 in 2013 compared to $15,785,000 in 2012, a decrease of $1,726,000 or 10.9%. Employee benefits were $3,848,000 in 2013 compared to $3,604,000 in 2012, an increase of $244,000 or 6.8%.  Total full time equivalent employees were 290 at the end of 2013 compared to 307 at the end of 2012.

Occupancy and equipment expense were $3,614,000 for 2013 compared to $3,951,000 for 2012, a decrease of $337,000 or 8.5%.

FDIC insurance assessment was $647,000 in 2013 compared to $692,000 in 2012, a decrease of $45,000 or 6.5%.

Bank franchise tax was $745,000 in 2013 compared to $690,000 in 2012, an increase of $55,000 or 8.0%.

Index
Core deposit intangible amortization was $1,501,000 in 2013 compared to $1,935,000 in 2012, a decrease of $434,000 or 22.4%.

Data processing expense was $1,248,000 in 2013 compared to $512,000 in 2012, an increase of $736,000. The Company converted its management information systems from an in-house system to an outsourced processing system in the first quarter 2012.  The first year monthly processing costs were heavily discounted.

Software expense was $923,000 in 2013 compared to $1,028,000 in 2012, a decrease of $105,000 or 10.2%.

Foreclosed real estate, or what the Company refers to as Other Real Estate Owned, ("OREO") expense includes gains and losses on sale of foreclosed properties, adjustments related re-appraisals of foreclosed properties and operating expenses related to maintaining foreclosed properties. Total OREO related expense for 2013 and 2012 are shown in the following table:

	2013	2012

(Gain) on sale of OREO	$(85)	$(388)
OREO valuation adjustments	1,070	502
OREO related expense	538	414
	$1,523	$528

Merger related expenses associated with the acquisition of MidCarolina were zero in 2013 compared to $19,000 in 2012.

Other noninterest expense was $6,997,000 in 2013 compared to $7,899,000 in 2012, a decrease of $902,000 or 11.4%.  Expenses in 2012 were negatively impacted by the combination of the MidCarolina merger in mid-2011 and the management information system conversion in early 2012.

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

Bank franchise tax was $690,000 in 2012 compared to $763,000 in 2011, a decrease of $73,000 or 9.6%.The decrease was related to a larger portion of the Bank's assets being in a lower franchise tax jurisdiction.

Core deposit intangible amortization was $1,935,000 in 2012 compared to $1,282,000 in 2011, an increase of $653,000 or 50.9%.

Data processing expense was $512,000 in 2012. The Company converted its management information systems from an in-house system to an outsourced processing system in the first quarter 2012.

Software expense was $1,028,000 in 2012 compared to $855,000 in 2011, an increase of $173,000 or 20.2%.  This increase was primarily due to upgrades to our data processing infrastructure.

Index
Total OREO related expense for the past 2012 and 2011 is shown in the following table:

	2012	2011

(Gain) on sale of OREO	$(388)	$(574)
OREO valuation adjustments	502	453
OREO related expense	414	417
	$528	$296

      During 2012 and 2011, several major acquired impaired loans were transferred to OREO and subsequently sold. These relationships involved a significant amount of related legal and other expense during the complex and lengthy credit remediation and resolution process.

Merger related expenses associated with the acquisition of MidCarolina totaled $19,000 in 2012 compared to $1,607,000 in 2011, a decrease of $1,588,000 as virtually all merger related expenses were incurred in 2011.

Other noninterest expense was $7,899,000 in 2012 compared to $6,257,000 in 2011, an increase of $1,642,000 or 11.4%.  The MidCarolina merger resulted in an overall increase in operating expenses. The largest drivers during 2012 included advertising, increased $205,000; consultant fees, increased $269,000; legal expenses, increased $226,000; loan related expenses, increased $405,000.  The increase in consultant fees was mostly related to management of the investment portfolio. The increase in legal expense was almost entirely related to the resolution of a number of problem credits.

Income Taxes

Income taxes on 2013 earnings amounted to $6,054,000, resulting in an effective tax rate of 27.8%, compared to 28.2% in 2012 and 29.8% in 2011.  The major difference between the statutory rate and the effective rate results from income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Index

Fair Value Impact to Net Income

The July 2011 merger with MidCarolina has had a material and positive impact on earnings. The following tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the merger on net interest income and pretax income for the years ended December 31, 2013 and 2012.

			December 31, 2013
(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2012	For the year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(9,631)	$4,601	$(5,010)	(1)
Accretable portion of acquired impaired loans	Income	(2,165)	2,635	(2,046)	(2)
Time deposits - brokered	Income	(278)	278	-
FHLB advances	Expense	109	(22)	87
Trust preferred securities	Expense	2,066	(102)	1,964
Net Interest Income			7,390

Non-interest (expense)
Amortization of core deposit intangible	Expense	$4,094	(1,125)	$2,969
Net non-interest expense			(1,125)

Change in pretax income			$6,265

(1) - Remaining discount balance includes $9,000 of mark moved to OREO and $11,000 of charge-offs against the mark.
(2) - Remaining discount balance includes $2,516,000 in reclassifications from the non-accretable difference.

Index

			December 31, 2012
(in thousands)	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2011	For the Year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(15,908)	$6,098	$(9,631)	(1)
Accretable portion of acquired impaired loans	Income	(1,056)	2,616	(2,165)	(2)
Time deposits	Income	(110)	110	-
Time deposits - brokered	Income	(694)	416	(278)
FHLB advances	Expense	131	(22)	109
Trust preferred securities	Expense	2,171	(105)	2,066
Net Interest Income			9,113

Non-interest (expense)
Amortization of core deposit intangible	Expense	$5,652	(1,558)	$4,094
Net non-interest expense			(1,558)

Change in pretax income			$7,555

(1) - Remaining discount balance includes $179,000 in charge-offs against the mark.
(2) - Remaining discount balance includes $3,725,000 in reclassifications from the non-accretable difference.

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

Interest Rate Risk Management
Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by its Asset Liability Committee ("ALCO") and Board of Directors, both of which receive and review periodic reports of the Company's interest rate risk position.
The Company uses computer simulation analysis to measure the sensitivity of projected earnings to changes in interest rates.  Simulation takes into account current balance sheet volumes and the scheduled repricing dates, instrument level optionality, and maturities of assets and liabilities.  It incorporates numerous assumptions including growth, changes in the mix of assets and liabilities, prepayments, and average rates earned and paid.  Based on this information, management uses the model to project net interest income under multiple interest rate scenarios.

Index
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2013 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent FRB policy.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2013, assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	December 31, 2013
	Change in net interest Income

Change in interest rates	Amount	Percent

Up 4.0%	$6,737	15.7%
Up 3.0%	5,059	11.8
Up 2.0%	3,303	7.7
Up 1.0%	1,505	3.5

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

Index

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2013 (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	December 31, 2013

Change in interest rates	Amount	$ Change	% Change

Up 4%	$223,454	$20,711	10.2%
Up 3%	220,073	17,330	8.5%
Up 2%	215,343	12,600	6.2%
Up 1%	208,963	6,220	3.1%
Flat	202,743	-	-

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

Off balance sheet sources include lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB"), federal funds lines of credit, and access to the Federal Reserve Bank of Richmond's discount window

Management believes that these sources provide sufficient and timely liquidity, both on and off balance sheet.

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2013, principal advance obligations to the FHLB consisted of $9,951,000 in fixed-rate, long-term advances compared to $10,079,000 in long-term advances at December 31, 2012.  The Company also had outstanding $72,700,000 in letters of credit at December 31, 2013 and 2012, respectively. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and thereby increasing on balance sheet liquidity.

Short term borrowing is discussed in note 10 and long-term borrowing is discussed in note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and, additionally, has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at December 31, 2013.

Index
As a result of the merger with MidCarolina, the Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of December 31, 2013 and 2012 was $22,375,000 and $22,150,000, respectively.

 At the end of 2012, the FDIC's Transaction Account Guarantee program ('TAG") expired. TAG provided unlimited deposit insurance on noninterest bearing transaction accounts. In anticipation of this change, the Bank decided to participate in a new product which provides the Bank will the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is very analogous to the CDARs product discussed above. Based on experience during 2013, management has determined that the expiration of TAG has been a low profile event with very little impact on the Company's liquidity.

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

The economic challenges on a local, regional and national level, from the recent financial crisis resulted in a significant slowdown in business activity throughout 2012, which has continued throughout much of 2013. By late 2013, economic indications were that a modest recovery was underway. The Company is cognizant of the continuing historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Index

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years.

(in thousands, except yields)

	December 31,
	2013		2012		2011

		Taxable		Taxable		Taxable
	Amortized	Equivalent	Amortized	Equivalent	Amortized	Equivalent
	Cost	Yield	Cost	Yield	Cost	Yield
Federal Agencies:
Within 1 year	$1,000	3.17%	$1,000	2.70%	$2,597	3.30%
1 to 5 years	58,203	0.98	38,929	1.03	20,048	1.84
5 to 10 years	7,038	0.88	2,529	0.93	9,426	2.64
Total	66,241	1.00	42,458	1.07	32,071	2.20

Mortgage-backed:
Within 1 year	96	2.72	1	4.89	-	-
1 to 5 years	2,371	4.67	3,049	4.51	1,886	3.66
5 to 10 years	22,285	2.43	25,220	2.05	34,930	2.50
Over 10 years	44,416	2.45	53,315	2.24	65,628	2.46
Total	69,168	2.52	81,585	2.27	102,444	2.49

State and Municipal:
Within 1 year	6,737	1.82	5,889	2.81	5,218	4.86
1 to 5 years	73,986	2.72	50,803	2.72	42,345	3.30
5 to 10 years	89,077	4.27	94,254	4.10	81,267	4.23
Over 10 years	23,451	4.92	38,864	4.88	54,122	4.73
Total	193,251	3.67	189,810	3.85	182,952	4.18

Other Securities:
Within 1 year	-	-	-	-	1,988	6.28
1 to 5 years	8,083	1.96	1,183	1.74	324	11.80
5 to 10 years	2,876	1.91	5,134	2.69	-	-
Total	10,959	1.95	6,317	2.51	2,312	7.06

Other Securities:
No maturity	1,000	6.00	-	-	-	-
Total	1,000	6.00	-	-	-	-

Total portfolio	$340,619	2.87%	$320,170	3.05%	$319,779	3.46%

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Average loans decreased $19,350,000, or 2.4% from 2012 to 2013, and increased $138,938,000, or 20.6% from 2011 to 2012, primarily driven by the July 2011 merger with MidCarolina.

At December 31, 2013, total loans were $794,671,000, an increase of $5,966,000 or 0.8% from the prior year.

Loans held for sale totaled $2,760,000 at December 31, 2013, and $13,852,000 at December 31, 2012.  Loan production volume was $79,000,000 and $100,000,000 for 2013 and 2012, respectively. These loans were approximately 60% purchase, 40% refinancing. Management expects a continuing slowdown in this business line.

Index
       Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following chart presents the Company's portfolio for the past five years by segment.

Loans

	December 31,
(in thousands)	2013	2012	2011	2010	2009

Real estate:
Construction and land development	$41,822	$48,812	$54,433	$37,168	$40,371
Commercial real estate	364,616	355,433	351,961	210,393	208,066
Residential real estate	171,917	161,033	179,812	119,398	121,639
Home equity	87,797	91,313	96,195	61,064	64,678
Total real estate	666,152	656,591	682,401	428,023	434,754

Commercial and industrial	122,553	126,192	134,166	85,051	86,312
Consumer	5,966	5,922	8,191	7,707	6,925
Total loans	$794,671	$788,705	$824,758	$520,781	$527,991

       The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions.

Loans by Geographic Region

	December 31, 2013
(dollars in thousands)	Balance	Percentage of Portfolio	Percentage Change in Balance Since December 31, 2012

Danville region	$194,026	24.4%	(0.9)%
Central region	144,180	18.1	(3.6)
Southside region	88,885	11.2	(13.7)
Eastern region	77,654	9.8	11.3
Alamance region	193,429	24.3	1.1
Guilford region	96,497	12.2	21.8
Total loans	$794,671	100.0%	0.8

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

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2013 or 2012, loans to lessors of nonresidential buildings represented 16.7% of total loans at December 31, 2013 and 11.8% at December 31, 2012; the lessees and lessors are engaged in a variety of industries.

Index
The following table presents the maturity schedule of selected loan types.

Maturities of Selected Loan Types
December 31, 2013

	Commercial	Construction
	and	and Land
(in thousands)	Industrial (1)	Development	Total

1 year or less	$27,686	$17,077	$44,763
1 to 5 years (2)	62,475	21,953	84,428
After 5 years (2)	32,392	2,792	35,184
Total	$122,553	$41,822	$164,375

(1) includes agricultural loans.
(2) Of the loans due after one year, $114,828 have predetermined interest rates and $4,784 have floating or adjustable interest rates.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2013 was $294,000, compared to $2,133,000 for the year ended December 31, 2012 and $3,170,000 for the year ended December 31, 2011.

The reduced provision expense in 2013 reflected the positive impact of continued improvements in overall asset quality metrics and robust loan loss recoveries.

The larger provision expenses in 2012 and 2011 related to the rapid maturities and renewals of the performing acquired loan portfolio of MidCarolina. As this relatively short duration loan portfolio turned over, most of these balances were included in the ongoing allowance evaluation. Since the July 2011 merger with MidCarolina, approximately $95 million of the acquired loan portfolio has renewed under  prevailing market terms and conditions and as such and are considered as part of the regular loan loss allowance analysis.

Allowance for Loan Losses

For the years ended December 31, 2013, 2012, and 2011, the allowance for loan losses was $12,600,000, $12,118,000, and $10,529,000, respectively.  The allowance for loan losses as a percentage of loans at each of those dates was 1.59%, 1.54%, and 1.28%, respectively.

In an effort to better evaluate the adequacy of its allowance for loan losses, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually. It also adjusts its loan loss reserve balance total by removing allowance associated with acquired loans and individually evaluated impaired loans. On a non-GAAP basis, the ASC 450 allowance as a percentage of the ASC 450 loans for the past three years was 1.75%, 1.98% and 1.97%.  This segment of the allowance represents by far the largest portion of the risk in the loan portfolio.  Management considers this methodical and gradual reduction of the level of this reserve directionally consistent with all major asset quality metrics related to the inherent risk in the portfolio.

Index

The following table presents the Company's loan loss and recovery experience for the past five years.

Summary of Loan Loss Experience
(in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009

Balance at beginning of period	$12,118	$10,529	$8,420	$8,166	$7,824

Charge-offs:
Construction and land development	-	202	529	-	130
Commercial real estate	164	370	173	666	303
Residential real estate	213	579	641	310	609
Home equity	156	115	230	135	245
Total real estate	533	1,266	1,573	1,111	1,287
Commercial and industrial	129	748	163	306	163
Consumer	175	72	127	114	151
Total charge-offs	837	2,086	1,863	1,531	1,601

Recoveries:
Construction and land development	227	87	36	147	2
Commercial real estate	96	388	270	9	15
Residential real estate	179	252	40	29	5
Home equity	65	27	10	2	1
Total real estate	567	754	356	187	23
Commercial and industrial	335	707	373	32	165
Consumer	123	81	73	76	93
Total recoveries	1,025	1,542	802	295	281

Net charge-offs	(188)	544	1,061	1,236	1,320
Provision for loan losses	294	2,133	3,170	1,490	1,662
Balance at end of period	$12,600	$12,118	$10,529	$8,420	$8,166

Index

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years.

Allocation of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,810	15.4%	$1,450	16.0%	$1,236	16.3%	$751	16.3%	$1,604	16.4%

Commercial
real estate	6,819	51.1	6,822	51.2	5,719	49.3	4,623	47.5	3,565	47.0

Residential
real estate	3,690	32.7	3,638	32.0	3,412	33.5	2,929	34.7	2,849	35.3

Consumer	99	0.8	208	0.8	162	1.0	117	1.5	148	1.3

Unallocated	182	-	-	-	-	-	-	-	-	-

Total	$12,600	100.0%	$12,118	100.0%	$10,529	100.0%	$8,420	100.0%	$8,166	100.0%

% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators

The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios

	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009

Allowance to loans*	1.59%	1.54%	1.28%	1.62%	1.55%
Net charge-offs to year-end allowance	(1.49)	4.49	10.08	14.68	16.16
Net charge-offs to average loans	(0.02)	0.07	0.16	0.24	0.24
Nonperforming assets to total assets*	0.65	0.90	1.46	0.76	0.87
Nonperforming loans to loans*	0.64	0.67	1.66	0.50	0.69
Provision to net charge-offs	(156.38)	392.10	298.77	120.52	125.91
Provision to average loans	0.04	0.26	0.47	0.29	0.30
Allowance to nonperforming loans*	248.47	227.95	76.74	324.22	224.22

* - at year end.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.64% at December 31, 2013 compared to 0.67% at December 31, 2012.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.65% of total assets at December 31, 2013, compared to 0.90% at December 31, 2012.

In most cases, it is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. In some cases a loan in process of renewal may become 90 days past due. In these instances the loan may still be accruing because of a delayed renewal process in which the customer has not been billed.

Index
Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The Company strictly adheres with this policy before restoring a loan to normal accrual status.

At December 31, 2013, no non-accrual loans were excluded from impaired loan classifications.

The following table presents the Company's nonperforming asset history, including acquired impaired loans over the past five years.

Nonperforming Assets
(in thousands)
	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:
Real estate	$5,060	$5,261	$11,651	$2,181	$3,138
Commercial	11	52	1,820	401	463
Agricultural	-	-	-	-	-
Consumer	-	3	49	15	41
Total nonaccrual loans	5,071	5,316	13,520	2,597	3,642

Loans past due 90 days
and accruing interest:
Real estate	-	-	197	-	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	197	-	-

Total nonperforming loans	5,071	5,316	13,717	2,597	3,642

Foreclosed real estate	3,422	6,193	5,353	3,716	3,414

Total nonperforming assets	$8,493	$11,509	$19,070	$6,313	$7,056

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

Impaired Loans
(in thousands)

	December 31,
	2013	2012	2011	2010	2009

Accruing	$958	$499	$313	$560	$2,067
On nonaccrual status	5,071	2,548	2,925	-	1,757
Total impaired loans	$6,029	$3,047	$3,238	$560	$3,824

Index
Troubled Debt Restructuring ("TDRs")

TDRs exist whenever the Company makes a concession to customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There was $2,100,000 in TDRs at December 31, 2013 compared to $1,755,000 at December 31, 2012.

Foreclosed Assets

Foreclosed assets were carried on the consolidated balance sheets at $3,422,000 and $6,193,000 as of December 31, 2013 and 2012, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.  The following table shows OREO over the past five years.
Other Real Estate Owned
(in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009

Construction and land development	$1,683	$3,290	$3,001	$2,293	$2,521
Farmland	-	236	-	-	-
1-4 family residential	1,400	1,090	1,267	1,078	125
Multifamily (5 or more) residential	-	1,012	-	-	-
Commercial real estate	339	565	1,085	345	768
	$3,422	$6,193	$5,353	$3,716	$3,414

Foreclosed asset expense, net, was $1,523,000 for 2013 and $528,000 for 2012.

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Average deposits decreased $1,167,000 or 0.11% in 2013, after increasing $187,992,000 or 21.8% in 2012.  The large increase was due to the merger with MidCarolina.

Period-end total deposits increased $30,008,000 or 2.9% during 2013.  The increase was primarily related to growth in core deposits throughout the Bank, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, which totaled $4,000,000 at year end 2013, compared to $7,314,000 at year end 2012. They also included time deposits through the CDARs program, which totaled $22,375,000 at year end 2013, compared to $22,150,000 at year end 2012. Management considers the CDARs deposits the functional equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.

Index

Deposits
(dollars in thousands)

	December 31,
	2013		2012		2011
	Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest bearing deposits	$220,980	-%	$213,129	-%	$143,204	-%

Interest bearing accounts:
NOW accounts	$161,602	0.07%	$142,296	0.13%	$137,211	0.21%
Money market	178,235	0.19	174,027	0.30	132,906	0.43
Savings	84,162	0.08	78,358	0.14	68,038	0.14
Time	405,213	1.22	443,549	1.36	382,008	1.63
Total interest bearing deposits	$829,212	0.66%	$838,230	0.82%	$720,163	1.00%

Average total deposits	$1,050,192	0.52%	$1,051,359	0.65%	$863,367	0.83%

Certificates of Deposit of $100,000 or More
(in thousands)

Certificates of deposit at December 31, 2013 in amounts of $100,000 or more were classified by maturity as follows:

3 months or less	$35,288
Over 3 through 6 months	16,844
Over 6 through 12 months	13,998
Over 12 months	174,531
$240,661

Certificates of Deposit of $250,000 or More
(in thousands)

Certificates of deposit at December 31, 2013 in amounts of $250,000 or more were classified by maturity as follows:

3 months or less	$11,107
Over 3 through 6 months	7,127
Over 6 through 12 months	7,405
Over 12 months	108,453
$134,092

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government or its agencies ("GSEs") and generally mature daily.  The Company considers these accounts to be a stable and relatively low cost source of funds.  The securities underlying these agreements remain under the Company's control.  Refer to Notes 11 and 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.

Index
The following table presents information pertaining to the Company's short-term borrowed funds.

Short-Term Borrowings
(dollars in thousands)

	December 31,
	2013	2012

Customer repurchase agreements	$39,478	$49,942
FHLB overnight borrowings	-	-
Total	$39,478	$49,942

Weighted interest rate	0.02%	0.68%

Average for the year ended:
Outstanding	$47,817	$47,435
Interest rate	0.08%	0.32%

Maximum month-end outstanding	$53,888	$65,714

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2013, the Bank's public deposits totaled $128,116,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2013, the Company had $72,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to be classified as "well capitalized" under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $167,551,000 at December 31, 2013 and $163,246,000 at December 31, 2012.

The Company declared and paid quarterly dividends totaling $0.92 per share for each of the past three years.  Cash dividends in 2013 totaled $7,248,000 and represented a 46.0% payout of 2013 net income, compared to a 45.1% payout in 2012, and 55.5% payout in 2011.

One measure of a financial institution's capital level is the ratio of shareholders' equity to assets.  Shareholders' equity was 12.81% of assets at December 31, 2013, 12.72% of assets at December 31, 2012 and 11.71% of assets at December 31, 2011.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or "risk weights," be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholder's equity and trust preferred capital notes, while Tier 2 capital consists generally of qualifying allowance for loan losses. "Total" capital is the sum of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average quarterly assets less intangible assets.

The following table represents the major capital ratios for the Company for the past five years:

	December 31,
	2013	2012	2011	2010	2009
Capital Ratios:
Total risk-based capital ratio	18.14%	17.00%	15.55%	19.64%	18.82%
Tier 1 risk-based capital ratio	16.88%	15.75%	14.36%	18.38%	17.56%
Tier 1 leverage ratio	11.81%	11.27%	10.32%	12.74%	12.81%
Tangible equity to tangible assets ratio	9.91%	9.64%	8.52%	10.41%	10.48%

Index
As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2013 and 2012, that the Company met the requirements to be considered "well capitalized."

CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2013 (in thousands):

	Payments Due By Period
					More than
	Total	Under 1 Year	1-3 Years	3-5 Years	5 years

Time deposits	$389,598	$133,481	$140,119	$115,998	$-
Repurchase agreements	39,478	39,478	-	-	-
FHLB borrowings	9,951	38	-	9,913	-
Operating leases	1,567	398	664	505	-
Trust preferred capital notes	27,419	-	-	-	27,419

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

	December 31,
Off-Balance Sheet Transactions	2013	2012

Commitments to extend credit	$179,272	$170,202
Standby letters of credit	3,405	4,591
Mortgage loan rate-lock commitments	5,913	9,486

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is incorporated herein by reference from Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Results
(in thousands, except per share amounts)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Interest income	$13,409	$13,347	$13,106	$13,094	$52,956
Interest expense	1,727	1,654	1,613	1,589	6,583

Net interest income	11,682	11,693	11,493	11,505	46,373
Provision for loan losses	294	-	-	-	294
Net interest income after provision for loan losses	11,388	11,693	11,493	11,505	46,079

Noninterest income	2,770	2,686	2,767	2,604	10,827
Noninterest expense	8,318	8,428	8,455	9,904	35,105

Income before income taxes	5,840	5,951	5,805	4,205	21,801
Income taxes	1,689	1,741	1,562	1,062	6,054
Net income	$4,151	4,210	4,243	3,143	15,747

Per common share:
Net income - basic	$0.53	$0.54	$0.54	$0.40	$2.00
Net income - diluted	0.53	0.53	0.54	0.40	2.00
Cash dividends	0.23	0.23	0.23	0.23	0.92

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Interest income	$15,342	$14,866	$13,546	$14,032	57,806
Interest expense	2,170	2,070	2,046	1,855	8,141

Net interest income	13,172	12,816	11,500	12,177	49,665
Provision for loan losses	733	733	333	334	2,133
Net interest income after provision for loan losses	12,439	12,083	11,167	11,843	47,532

Noninterest income	3,234	2,800	2,690	2,686	11,410
Noninterest expense	9,927	8,833	8,880	9,003	36,643

Income before income taxes	5,746	6,050	4,977	5,526	22,299
Income taxes	1,571	1,776	1,338	1,608	6,293

Net income	$4,175	$4,274	$3,639	$3,918	$16,006

Per common share:
Net income - basic	$0.53	$0.55	$0.46	$0.50	$2.04
Net income - diluted	0.53	0.54	0.46	0.50	2.04
Cash dividends	0.23	0.23	0.23	0.23	0.92

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and subsidiaries' internal control over financial reporting.

Winchester, Virginia
March 12, 2014

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  American National Bankshares Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, American National Bankshares Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of American National Bankshares Inc. and subsidiaries and our report dated March 12, 2014 expressed an unqualified opinion.

Winchester, Virginia
March 12, 2014

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013 and December 31, 2012
(Dollars in thousands, except per share data)

ASSETS	2013	2012
Cash and due from banks	$19,808	$20,435
Interest-bearing deposits in other banks	47,873	27,007

Securities available for sale, at fair value	346,124	335,246
Restricted stock, at cost	4,889	5,287
Loans held for sale	2,760	13,852

Loans, net of unearned income	794,671	788,705
Less allowance for loan losses	(12,600)	(12,118)
Net loans	782,071	776,587

Premises and equipment, net	23,674	24,543
Other real estate owned, net of valuation allowance of $3,340 in 2013 and $2,367 in 2012	3,422	6,193
Goodwill	39,043	39,043
Core deposit intangibles, net	3,159	4,660
Bank owned life insurance	14,746	14,289
Accrued interest receivable and other assets	19,943	16,545
Total assets	$1,307,512	$1,283,687

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$229,347	$217,275
Demand deposits -- interest bearing	167,736	153,578
Money market deposits	185,270	166,111
Savings deposits	85,724	81,135
Time deposits	389,598	409,568
Total deposits	1,057,675	1,027,667

Customer repurchase agreements	39,478	49,942
Long-term borrowings	9,951	10,079
Trust preferred capital notes	27,419	27,317
Accrued interest payable and other liabilities	5,438	5,436
Total liabilities	1,139,961	1,120,441

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized 7,890,697 shares outstanding at December 31, 2013 and 7,846,912 shares outstanding at December 31, 2012	7,891	7,847
Capital in excess of par value	58,050	57,211
Retained earnings	99,090	90,591
Accumulated other comprehensive income, net	2,520	7,597
Total shareholders' equity	167,551	163,246
Total liabilities and shareholders' equity	$1,307,512	$1,283,687

 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands, except per share data)

	2013	2012	2011
Interest and Dividend Income:
Interest and fees on loans	$44,817	$49,189	$40,688
Interest and dividends on securities:
Taxable	3,530	4,044	4,595
Tax-exempt	4,213	4,280	3,646
Dividends	245	213	131
Other interest income	151	80	127
Total interest and dividend income	52,956	57,806	49,187
Interest Expense:
Interest on deposits	5,460	6,843	7,203
Interest on short-term borrowings	40	150	325
Interest on long-term borrowings	329	335	229
Interest on trust preferred capital notes	754	813	1,023
Total interest expense	6,583	8,141	8,780
Net Interest Income	46,373	49,665	40,407
Provision for Loan Losses	294	2,133	3,170
Net Interest Income after Provision for Loan Losses	46,079	47,532	37,237
Noninterest Income:
Trust fees	3,689	3,703	3,561
Service charges on deposit accounts	1,750	1,757	1,963
Other fees and commissions	1,864	1,768	1,510
Mortgage banking income	2,008	2,234	1,262
Securities gains (losses), net	192	158	(1)
Other	1,324	1,790	949
Total noninterest income	10,827	11,410	9,244
Noninterest Expense:
Salaries	14,059	15,785	12,409
Employee benefits	3,848	3,604	2,681
Occupancy and equipment	3,614	3,951	3,199
FDIC assessment	647	692	651
Bank franchise tax	745	690	763
Core deposit intangible amortization	1,501	1,935	1,282
Data processing	1,248	512	-
Software	923	1,028	855
Foreclosed real estate, net	1,523	528	296
Merger related expenses	-	19	1,607
Other	6,997	7,899	6,257
Total noninterest expense	35,105	36,643	30,000
Income Before Income Taxes	21,801	22,299	16,481
Income Taxes	6,054	6,293	4,910
Net Income	15,747	16,006	11,571
Dividends on preferred stock	-	-	103
Net income available to common shareholders	$15,747	$16,006	$11,468

Net Income Per Common Share:
Basic	$2.00	$2.04	$1.64
Diluted	$2.00	$2.04	$1.64
Average Common Shares Outstanding:
Basic	7,872,870	7,834,351	6,982,524
Diluted	7,884,561	7,845,652	6,989,877

                                            The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$15,747	$16,006	$11,571

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(9,379)	1,647	11,622
Income tax (expense) benefit	3,282	(576)	(4,068)

Reclassification adjustment for (gains) losses on securities	(192)	(158)	1
Income tax expense	67	55	-

Change in unfunded pension liability	1,761	(309)	(871)
Income tax (expense) benefit	(616)	108	305

Other comprehensive income (loss)	(5,077)	767	6,989

Comprehensive income	$10,670	$16,773	$18,560

The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2010	-	6,128	27,268	74,850	(159)	108,087

Net income	-	-	-	11,571	-	11,571
Other comprehensive income	-	-	-	-	6,989	6,989
Issuance of common stock	-	1,626	28,279	-	-	29,905
Issuance of preferred stock	5,000	-	-	-	-	5,000
Issuance of replacement options	-	-	132	-	-	132
Retirement of preferred stock	(5,000)	-	-	1,900	-	(3,100)
Stock options exercised	-	11	162	-	-	173
Stock based compensation expense	-	-	63	-	-	63
Equity based compensation	-	42	491	-	-	533
Dividends on preferred stock	-	-	-	(103)	-	(103)
Cash dividends declared, $0.92 per share	-	-	-	(6,421)	-	(6,421)

Balance, December 31, 2011	-	7,807	56,395	81,797	6,830	152,829

Net income	-	-	-	16,006	-	16,006
Other comprehensive income	-	-	-	-	767	767
Stock options exercised	-	7	111	-	-	118
Equity based compensation	-	33	705	-	-	738
Cash dividends declared, $0.92 per share	-	-	-	(7,212)	-	(7,212)

Balance, December 31, 2012	-	7,847	57,211	90,591	7,597	163,246

Net income	-	-	-	15,747	-	15,747
Other comprehensive (loss)	-	-	-	-	(5,077)	(5,077)
Stock options exercised	-	18	291	-	-	309
Equity based compensation	-	26	548	-	-	574
Cash dividends declared, $0.92 per share	-	-	-	(7,248)	-	(7,248)

Balance, December 31, 2013	$-	$7,891	$58,050	$99,090	$2,520	$167,551

                                            The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
(Dollars in thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$15,747	$16,006	$11,571
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	294	2,133	3,170
Depreciation	1,734	1,761	1,385
Net accretion of purchase accounting adjustments	(7,390)	(9,113)	(5,400)
Core deposit intangible amortization	1,501	1,935	1,282
Net amortization (accretion) of securities	3,158	3,261	1,836
Net (gain) loss on sale or call of securities	(192)	(158)	1
Gain on sale of loans held for sale	(1,705)	(1,958)	(1,101)
Proceeds from sales of loans held for sale	92,189	94,555	52,169
Originations of loans held for sale	(79,392)	(100,119)	(54,150)
Net (gain) loss on foreclosed real estate	(85)	(388)	(574)
Valuation allowance on foreclosed real estate	1,070	502	453
Net gain on sale of premises and equipment	-	(503)	(114)
Equity-based compensation expense	574	738	596
Deferred income tax expense	2,024	5,557	3,053
Net change in interest receivable	(30)	383	66
Net change in other assets	(1,355)	1,708	(1,306)
Net change in interest payable	(145)	(77)	(36)
Net change in other liabilities	147	(1,617)	(34)
Net cash provided by operating activities	28,144	14,606	12,867

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,623	4,208	2,099
Proceeds from maturities, calls and paydowns of securities available for sale	53,792	65,833	69,011
Proceeds from maturities, calls and paydowns of securities held to maturity	-	-	1,276
Purchases of securities available for sale	(79,830)	(73,535)	(114,972)
Net change in restricted stock	398	732	120
Net (increase) decrease in loans	(368)	37,240	27,444
Proceeds from sale of premises and equipment	-	572	189
Purchases of premises and equipment	(865)	(699)	(1,734)
Proceeds from sales of foreclosed real estate	3,612	6,051	2,965
Capital improvements in other real estate owned	-	(22)	(140)
Cash paid in bank acquisition	-	-	(12)
Cash acquired in bank acquisition	-	-	34,783
Net cash provided by (used in) investing activities	(20,638)	40,380	21,029

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	49,978	(6,801)	25,924
Net change in time deposits	(19,692)	(23,760)	(27,220)
Net change in customer repurchase agreements	(10,464)	4,367	(1,509)
Net change in other short-term borrowings	-	(3,000)	(3,110)
Net change in long-term borrowings	(150)	(149)	(8,151)
Common stock dividends paid	(7,248)	(7,212)	(6,421)
Preferred stock dividends paid	-	-	(103)
Repurchase of preferred stock	-	-	(3,100)
Proceeds from exercise of stock options	309	118	173
Net cash provided by (used in) financing activities	12,733	(36,437)	(23,517)

Net Increase in Cash and Cash Equivalents	20,239	18,549	10,379

Cash and Cash Equivalents at Beginning of Period	47,442	28,893	18,514

Cash and Cash Equivalents at End of Period	$67,681	$47,442	$28,893

                                                   The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013, 2012, and 2011

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other than temporary impairment, the valuation of deferred tax assets and liabilities, and the valuation of foreclosed real estate.

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

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina").  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  This transaction expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford counties.

In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed the liabilities of the MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trust (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 12 for further details concerning these entities.

All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 12.

Cash and Cash Equivalents

Cash includes cash on hand, cash with correspondent banks, and cash on deposit at the Federal Reserve Bank of Richmond.  Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with original maturities of three months or less and are subject to an insignificant risk of change in value.  Cash and cash equivalents are carried at cost.

Interest-bearing Deposits in Other Banks

Interest-bearing deposits in other banks mature within one year and are carried at cost.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Trading securities are recorded at fair value with changes in fair value included in earnings. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Due to the nature and restrictions placed on the Company's investment in common stock of the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank of Richmond, these securities have been classified as restricted equity securities and carried at cost.

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

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2013, 2012 or 2011.

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

Loans

The Company makes mortgage, commercial, and consumer loans.  A substantial portion of the loan portfolio is secured by real estate.  The ability of the Company's debtors to honor their contracts is dependent upon the real estate market and general economic conditions in the Company's market area.

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

A loan is considered past due when a payment of principal or interest or both is due but not paid.  Management closely monitors past due loans in timeframes of 30-59 days, 60-89 days, and 90 or more days past due.
These policies apply to all loan portfolio classes and segments.

Substandard and doubtful risk graded commercial, commercial real estate, and construction loans equal to or greater than $100,000 on an unsecured basis, and equal to or greater than $250,000 on a secured basis are reviewed for impairment. All troubled debt restructurings, regardless of dollar amount, are also evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Generally, large groups of smaller balance homogeneous loans (residential real estate and consumer loans) are collectively evaluated for impairment.  The Company's policy for recognizing interest income on impaired loans is consistent with its nonaccrual policy.

The Company's loan portfolio is organized by major segment. These include:  commercial, commercial real estate, residential real estate and consumer loans.  Each segment has particular risk characteristics that are specific to the borrower and the generic category of credit.  Commercial loan repayments are highly dependent on cash flows associated with the underlying business and its profitability.  They can also be impacted by changes in collateral values.  Commercial real estate loans share the same general risk characteristics as commercial loans, but are often more dependent on the value of the underlying real estate collateral and, when construction is involved, the ultimate completion of and sale of the project.  Residential real estate loans are generally dependent on the value of collateral and the credit worthiness of the underlying borrower.  Consumer loans are very similar in risk characteristics to residential real estate.

In connection with the MidCarolina merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments. Accounting for these loans is done in accordance with Accounting Standards Codification ("ASC") 310-30, "Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality."  The loans were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.  Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. On a quarterly basis, management, in collaboration with an outside valuation firm, reviews and evaluates the cash flows related to the pools in the loans acquired with deteriorated credit quality. Based on this ongoing review, adjustments are made to accretion and the nonaccretable yield.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR"). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. The Company has $2,099,000 in loans classified as TDRs as of December 31, 2013 and $1,755,000 as of December 31, 2012.

Index
Allowance for Loan Losses

The purpose of the allowance for loan losses ("ALLL") is to provide for probable losses in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

The goal of the Company is to maintain an appropriate, systematic, and consistently applied process to determine the amounts of the ALLL and the provision for loan loss expense.

The Company uses certain practices to manage its credit risk.  These practices include (1) appropriate lending limits for loan officers, (2) a loan approval process, (3) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (4) regular monitoring of the portfolio, including diversification by type and geography, (5) review of loans by the Loan Review department, which operates independently of loan production, (6) regular meetings of the Credit Committees to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (7) regular meetings of the Asset Quality Committee which reviews the status of individual loans.

Risk grades are assigned as part of the loan origination process. From time to time risk grades may be modified as warranted by the facts and circumstances surrounding the credit.

Calculation and analysis of the allowance for loan losses is prepared quarterly by the Finance Department.  The Company's Credit Committee, Capital Management Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.

The Company's allowance for loan losses has two basic components:  the formula allowance and the specific allowance.  Each of these components is determined based upon estimates and judgments.

The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance for commercial and commercial real estate loans, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  Allowance calculations for consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.

The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. These include:

·
The present value of expected future cash flows discounted at the loan's effective interest rate.  The effective interest rate on a loan is the rate of return implicit in the loan (that is, the contractual interest rate adjusted for any net deferred loan fees or costs and any premium or discount existing at the origination or acquisition of the loan);

·	The loan's observable market price, or
·	The fair value of the collateral, net of estimated costs to dispose, if the loan is collateral dependent.
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

The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period as facts and circumstances evolve.  Furthermore, management cannot provide assurance that in any particular period the Bank will not have sizeable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time.

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

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2013, 2012 and 2011.
Trust Assets

Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Other Real Estate Owned

Other real estate owned represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at the fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2013 and 2012.

Stock-Based Compensation

Stock compensation accounting guidance FASB ASC 718, "Compensation – Stock Compensation" requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees' service period, generally defined as the vesting period.  For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.  A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $607,000, $454,000, and $356,000 in 2013, 2012, and 2011, respectively.
Mergers and Acquisitions
Business combinations are accounted for under ASC 805, "Business Combinations", using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and apply applicable recognition principles and conditions.

Index
      Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning consultants and advertising costs. The Company accounts for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities is recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the noninterest expense caption.
Reclassifications

Certain reclassifications have been made in prior years financial statements to conform to classifications used in the current year. There were no material reclassifications.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, goodwill and intangible assets, the valuation of deferred tax assets, other-than-temporary impairments of securities, and acquired loans with specific credit-related deterioration.

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

        In January 2013, the FASB issued ASU 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities."  The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, "Derivatives and Hedging," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements.  An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

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

Index
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

        In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."   The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists.  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

        In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

        In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

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

The merger with MidCarolina was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the merger date. The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $16.6 million, which will not be amortizable and is not deductible for tax purposes. The Company allocated the total balance of goodwill to its community banking segment. The Company also recorded $6.6 million in core deposit intangibles which will be amortized over nine years using a declining balance method.

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed are summarized in the following table.

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

Index
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $367.4 million loan portfolio at a fair value discount of $39.9 million. The performing portion of the portfolio's estimated fair value was $286.5 million. The excess of expected cash flows above the fair value of the performing portion of loans is being accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20 (formerly SFAS 91).

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

The fair value of savings and transaction deposit accounts acquired from MidCarolina was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts, brokered, and Certificate of Deposit Account Registry Service ("CDARs"). For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment is being accreted to reduce interest expense over the remaining maturities of the respective pools.

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

Index
Direct costs related to the acquisition were expensed as incurred. During 2011, the Company incurred $1.6 million in merger and acquisition integration expenses related to the transaction, including $1.3 million in professional services, $130,000 in technology and communications, $22,000 in advertising and marketing, and $26,000 in other non-interest expenses. During 2012, the Company incurred $19,000 in merger related expense. There were no merger related expenses in 2013.

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

	Pro forma
	At December 31,
(in thousands)	2013	2012	2011

Net interest income	$40,959	$44,954	$50,781
Provision for loan losses	294	2,133	5,570
Non-interest income	10,827	11,410	10,299
Non-interest expense	34,780	35,991	37,542
Income Taxes	3,861	3,649	5,321
Net income	$12,851	$14,591	$12,647

Note 3 – Restrictions on Cash

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was approximately $0 at December 31, 2013 and $1,347,000 at December 31, 2012. The significant reduction in the amount of the required reserve was related to the implementation of a robust deposit reclassification program initiated in 2012.

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2013 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $170,000.

Note 4 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013
(in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$66,241	$126	$486	$65,881
Mortgage-backed and CMOs	69,168	1,085	645	69,608
State and municipal	193,251	5,999	517	198,733
Corporate	10,959	4	164	10,799
Equity securities	1,000	103	-	1,103
Total securities available for sale	$340,619	$7,317	$1,812	$346,124

Index
	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$42,458	$306	$5	$42,759
Mortgage-backed and CMOs	81,585	1,829	106	83,308
State and municipal	189,810	12,935	14	202,731
Corporate	6,317	131	-	6,448
Total securities available for sale	$320,170	$15,201	$125	$335,246

The amortized cost and estimated fair value of investments in securities at December 31, 2013, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately.

	Available for Sale
(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,737	7,782
Due after one year through five years	140,272	142,014
Due after five years through ten years	98,991	101,691
Due after ten years	23,451	23,926
Mortgage-backed and CMOs	69,168	69,608
Equity securities	1,000	1,103
	$340,619	$346,124

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Realized gains	$229	$193	$47
Realized losses	(37)	(35)	(48)
Other-than-temporary impairment	-	-	-

Securities with a carrying value of approximately $154,946,000 and $127,599,000, at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $72,000,000 at December 31, 2013 and at December 31, 2012.

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Index
      Available for sale securities that have been in a continuous unrealized loss position are as follows:

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$41,586	$486	$41,586	$486	$-	$-
Mortgage-backed and CMOs	23,916	645	19,042	577	4,874	68
State and municipal	33,192	517	29,732	462	3,460	55
Corporate	7,347	164	7,347	164	-	-
Total	$106,041	$1,812	$97,707	$1,689	$8,334	$123

GSE debt securities: The unrealized losses on the Company's investment in 22 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

GSE residential mortgage-backed securities: The unrealized losses on the Company's investment in 19 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

State and municipal securities:  The unrealized losses on 34 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2013.

Corporate securities:  The unrealized losses on seven corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at .

The Company's investment in FHLB stock totaled $2,000,000 at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, which is carried at cost, because there is no market for the stock, other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013 and no impairment has been recognized.  FHLB stock is shown in restricted stock on the balance sheet and is not a part of the available for sale securities portfolio.

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

Other-Than-Temporary-Impaired Securities

As of December 31, 2013 and 2012, there were no securities classified as other-than-temporary impaired.

Note 5 – Loans

Loans, excluding loans held for sale, were comprised of the following:

	December 31,
(in thousands)	2013	2012

Commercial	$122,553	$126,192
Commercial real estate:
Construction and land development	41,822	48,812
Commercial real estate	364,616	355,433
Residential real estate:
Residential	171,917	161,033
Home equity	87,797	91,313
Consumer	5,966	5,922
Total loans	$794,671	$788,705

Net deferred loan (fees) costs included in the above loan categories are $(299,000) for 2013 and $(128,000) for 2012.

Overdraft deposits were reclassified to consumer loans in the amount of $71,000 and $110,000 for 2013 and 2012, respectively.

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the year ended December 31, 2013 was approximately $17.8 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2013 and 2012, are as follows:
(in thousands)	2013	2012
Outstanding principal balance	$134,099	$219,569
Carrying amount	124,828	203,981

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), to account for interest earned, as of the indicated dates is as follows:

(in thousands)	December 31, 2013	December 31, 2012
Outstanding principal balance	$21,014	$26,349
Carrying amount	16,644	20,182

Index

      The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the year ended December 31, 2013. The accretion reflected below includes $1,764,000 related to loan payoffs.

(in thousands)	Accretable Discount
Balance at December 31, 2012	$2,165
Accretion	(2,635)
Reclassification from nonaccretable difference	2,516
Balance at December 31, 2013	$2,046

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2013.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$27	$-	$-	$11	$38	$122,515	$122,553
Commercial real estate:
Construction and land development	-	51	-	877	928	40,894	41,822
Commercial real estate	667	-	-	2,879	3,546	361,070	364,616
Residential:
Residential	642	202	-	880	1,724	170,193	171,917
Home equity	109	18	-	424	551	87,246	87,797
Consumer	21	1	-	-	22	5,944	5,966
Total	$1,466	$272	$-	$5,071	$6,809	$787,862	$794,671

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2012.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$219	$-	$-	$52	$271	$125,921	$126,192
Commercial real estate:
Construction and land development	417	-	-	1,208	1,625	47,187	48,812
Commercial real estate	1,120	-	-	1,526	2,646	352,787	355,433
Residential:
Residential	672	168	-	2,130	2,970	158,063	161,033
Home equity	144	-	-	397	541	90,772	91,313
Consumer	33	-	-	3	36	5,886	5,922
Total	$2,605	$168	$-	$5,316	$8,089	$780,616	$788,705

Index
Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2013.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$19	$19	$-	$20	$1
Commercial real estate:
Construction and land development	18	18	-	261	4
Commercial real estate	936	936	-	950	13
Residential:
Residential	880	888	-	1,200	11
Home equity	424	424	-	433	-
Consumer	-	-	-	-	-
	$2,277	$2,285	$-	$2,864	$29
With a related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	1,468	1,507	68	1,551	33
Commercial real estate	2,266	2,264	488	1,198	7
Residential
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	18	18	3	19	1
	$3,752	$3,789	$559	$2,768	$41
Total:
Commercial	$19	$19	$-	$20	$1
Commercial real estate:
Construction and land development	1,486	1,525	68	1,812	37
Commercial real estate	3,202	3,200	488	2,148	20
Residential:
Residential	880	888	-	1,200	11
Home equity	424	424	-	433	-
Consumer	18	18	3	19	1
	$6,029	$6,074	$559	$5,632	$70

Index
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2012.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$39	$39	$-	$276	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Home equity	-	-	-	-	-
Consumer	-	-	-	-	-
	$2,916	$3,221	$-	$3,256	$34
With a related allowance recorded:
Commercial	$110	$110	$107	$35	$-
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Residential:
Residential	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	21	21	21	10	-
	$131	$131	$128	$45	$-
Total:
Commercial	$149	$149	$107	$311	$11
Commercial real estate:
Construction and land development	2,302	2,335	-	1,562	-
Commercial real estate	305	306	-	557	8
Residential:
Residential	270	541	-	861	15
Home equity	-	-	-	-	-
Consumer	21	21	21	10	-
	$3,047	$3,352	$128	$3,301	$34

The following table shows the detail of loans modified as troubled debt restructurings ("TDRs") during the year ended December 31, 2013, 2012, and 2011, included in the impaired loan balances.

	Loans Modified as a TDR for the Year Ended December 31, 2013
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	1,190	1,190
Residential real estate:	-	-	-
Consumer	-	-	-
Total	1	$1,190	$1,190

Index

	Loans Modified as a TDR for the Year Ended December 31, 2012
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$11	$10
Commercial real estate	9	2,421	1,403
Residential real estate	1	11	11
Consumer	1	22	21
Total	12	$2,465	$1,445

	Loans Modified as a TDR for the Year Ended December 31, 2011
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	4	417	369
Residential real estate	1	316	287
Consumer	-	-	-
Total	5	$733	$656

During the year ended December 31, 2013, 2012, and 2011, the Company had no loans that subsequently defaulted within twelve months of modification.  The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

 The following table summarizes the primary reason loan modification were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Balances represent the recorded investment at the end of the year in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures.

	Year Ended December 31,
	2013			2012			2011
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
(dollars in thousands)	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$-	$-	$-	$-	$10	$8	$-	$-	$-
Commercial real estate	-	1,190	137	-	1,403	-	-	369	-
Residential Real Estate	-	-	-	-	11	-	-	287	-
Consumer	-	-	-	-	21	22	-	-	-
Total	$-	$1,190	$137	$-	$1,445	$30	$-	$656	$-

Risk Ratings

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2013.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Developement	Commercial Real Estate	Residential Real Estate	Home Equity

Pass	$121,033	$35,563	$351,801	$158,478	$85,163
Special Mention	1,500	1,005	6,795	8,242	1,650
Substandard	20	5,254	6,020	5,197	984
Doubtful	-	-	-	-	-
Total	$122,553	$41,822	$364,616	$171,917	$87,797

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,966
Nonperforming	-
Total	$5,966

Loans classified in the Pass category typically are fundamentally sound and risk factors are reasonable and acceptable.

Loans classified in the Special Mention category typically have been criticized internally, by loan review or the loan officer, or by external regulators under the current credit policy regarding risk grades.

Loans classified in the Substandard category typically have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are typically characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

Index
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2012.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity

Pass	$125,072	$39,417	$340,094	$146,875	$89,066
Special Mention	922	2,287	10,321	10,731	1,060
Substandard	198	7,108	5,018	3,427	1,187
Doubtful	-	-	-	-	-
Total	$126,192	$48,812	$355,433	$161,033	$91,313

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,919
Nonperforming	3
Total	$5,922

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2013, are presented below:

	Years Ended December 31,
(in thousands)	2013	2012	2011

Allowance for Loan Losses
Balance, beginning of year	$12,118	$10,529	$8,420
Provision for loan losses	294	2,133	3,170
Charge-offs	(837)	(2,086)	(1,863)
Recoveries	1,025	1,542	802
Balance, end of year	$12,600	$12,118	$10,529

	Years Ended December 31,
	2013	2012	2011
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$201	$200	$218
Provision for unfunded commitments	9	1	(18)
Charge-offs	-	-	-
Balance, end of year	$210	$201	$200

The reserve for unfunded loan commitments is included in other liabilities.

Index
The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$-	$12,118
Charge-offs	(129)	(164)	(369)	(175)	-	(837)
Recoveries	335	323	244	123	-	1,025
Provision	154	(162)	177	(57)	182,000	294
Balance at December 31, 2013	$1,810	$6,819	$3,690	$99	$182,000	$12,600

Balance at December 31, 2013:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$556	$-	$3	$-	$559
Collectively evaluated for impairment	1,810	6,039	3,483	96	182,000	11,610
Acquired impaired loans	-	224	207	-	-	431
Total	$1,810	$6,819	$3,690	$99	$182,000	$12,600

Loans
Individually evaluated for impairment	$19	$4,638	$1,304	$18	$-	$5,979
Collectively evaluated for impairment	122,424	392,770	250,906	5,948	-	772,048
Acquired impaired loans	110	9,030	7,504	-	-	16,644
Total	$122,553	$406,438	$259,714	$5,966	$-	$794,671

Balance as of December 31, 2012:

Allowance for Loan Losses
Balance as of December 31, 2011	$1,236	$5,719	$3,412	$162	$-	$10,529
Charge-offs	(748)	(572)	(694)	(72)	-	(2,086)
Recoveries	707	475	279	81	-	1,542
Provision	255	1,200	641	37	-	2,133
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$-	$12,118

Allowance for Loan Losses
Individually evaluated for impairment	$107	$-	$-	$21	$-	$128
Collectively evaluated for impairment	1,343	6,376	3,609	187	-	11,515
Acquired impaired loans	-	446	29	-	-	475
Total	$1,450	$6,822	$3,638	$208	$-	$12,118

Loans
Individually evaluated for impairment	$149	$2,607	$270	$21	$-	$3,047
Collectively evaluated for impairment	125,707	388,495	245,373	5,901	-	765,476
Acquired impaired loans	336	13,143	6,703	-	-	20,182
Total	$126,192	$404,245	$252,346	$5,922	$-	$788,705

     The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analyses of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers, other lending staff and loan review; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.

Index

Note 7 – Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

(in thousands)	December 31,
	2013	2012

Land	$5,794	$5,794
Buildings	22,968	22,754
Leasehold improvements	1,238	1,238
Furniture and equipment	17,965	17,366
	47,965	47,152
Accumulated depreciation	(24,291)	(22,609)
Premises and equipment, net	$23,674	$24,543

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1,734,000, $1,761,000, and $1,385,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2013 are as follows:

(in thousands)	Minimum Lease
Year	Payments
2014	$589
2015	553
2016	455
2017	399
2018	275
2019 and after	3
$2,274

Rent expense, a component of occupancy and equipment expense, for the years ended December 31, 2013, 2012, and 2011 was $629,000, $649,000, and $452,000, respectively.

Note 8– Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2013, 2012, and 2011.
Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2013, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2012	$39,043	$4,660
Additions	-	-
Amortization	-	(1,501)
Impairment	-	-
Balance at December 31, 2013	$39,043	$3,159

Index
Goodwill and intangible assets are as follow (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2013
Core deposit intangibles	$9,669	$(6,510)	$3,159
Goodwill	39,043	-	39,043

December 31, 2012
Core deposit intangibles	$9,669	$(5,009)	$4,660
Goodwill	39,043	-	39,043

Amortization expense of core deposit intangibles for the years ended December 31, 2013, 2012, and 2011 were $1,501,000, $1,935,000, and $1,282,000, respectively.  As of December 31, 2013, the estimated future amortization expense of core deposit intangibles is as follows (in thousands):

Year	Amount
2014	$1,114
2015	906
2016	717
2017	320
2018	68
2019 and after	34
Total	$3,159

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $240,661,000 and $249,246,000, respectively.

At December 31, 2013, the scheduled maturities of certificates of deposits (included in "time" deposits on the Consolidated Balance Sheet) were as follows (in thousands):

Year	Amount

2014	$133,481
2015	24,711
2016	115,408
2017	72,396
2018	43,602
Total	$389,598

      The Company has a relatively small portion of its time deposits provided by wholesale sources. Brokered time deposits totaled $4,000,000 at  December 31 2013, compared to $7,314,000 at  December 31 2012. Time deposits through the CDARs program totaled $22,375,000 at December 31 2013, compared to $22,150,000 at  December 31 2012. Deposits through the CDARs program are generated from major customers with substantial relationships to the Bank.

Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and, additionally, has access to the Federal Reserve Bank's discount window.  Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted solely of customer repurchase agreements at December 31, 2013 and 2012.

Index
Short-term borrowings consisted soley of customer repurchase agreements at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Customer repurchase agreements	$39,478	0.02%	$49,942	0.18%

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2013, $377,420,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

 Long-term borrowings consisted of the following fixed rate, advances as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013			December 31, 2012
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

March 2014	$38	3.78%	March 2014	$188	3.78%
November 2017	9,913	2.98%	November 2017	9,891	2.98%
	$9,951	2.98%		$10,079	2.99%

The advance due in November 2017 is net of a valuation allowance of $87,000. The original valuation allowance recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2013, the Bank's public deposits totaled $128,116,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2013, the Company had $72,000,000 in letters of credit with the FHLB outstanding as well as $97,938,000 in agency, state, and municipal securities to provide collateral for such deposits.

Note 12 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company's option beginning on June 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective June 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

Index
The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes.

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to the MidCarolina Trusts, to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

In accordance with FASB ASC 810-10-15-14, "Consolidation – Overall - Scope and Scope Exceptions," the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

				(Amounts in thousands)
				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012

AMNB Trust I	04/07/06	Libor plus	06/30/36	$20,619	$20,619
		1.35%

MidCarolina Trust I	10/29/02	Libor plus	11/07/32	4,098	4,042
		3.45%

MidCarolina Trust II	12/03/03	Libor plus	10/07/33	2,702	2,656
		2.95%

				$27,419	$27,317

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,057,000 and $907,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.

Note 13 – Stock-Based Compensation

The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008 and approved by shareholders on April 22, 2008 at the Company's 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards, incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee. The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which plan terminated in 2006.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

Index
A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2012	240,517	$24.28
Granted	-	-
Exercised	17,475	17.70
Forfeited	11,795	27.64
Expired	34,500	25.94
Outstanding at December 31, 2013	176,747	$24.39	3.33 years	$556
Exercisable at December 31, 2013	176,747	$24.39	3.33 years	$556

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.  This amount changes based on changes in the market value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2013, 2012, and 2011 were $309,000, $118,000, and $173,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2013, 2012, and 2011 was $75,000, $33,000, and $56,000, respectively.

As of December 31, 2013, 2012, and 2011, there was $0, $0, and $16,000, respectively, in unrecognized compensation expense.  Compensation expense related to stock options was $0 in 2013, $0 in 2012, and $63,000 in 2011.

The following table summarizes information related to stock options outstanding on December 31, 2013:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$16.00 to $20.00	37,000	4.98 yrs	$16.95	37,000	$16.95
20.01 to 25.00	73,460	2.82	23.52	73,460	23.52
25.01 to 30.00	23,925	4.55	25.81	23,925	25.81
30.01 to 41.67	42,362	2.10	31.59	42,362	31.59
	176,747	3.33 yrs	$24.39	176,747	$24.39

No stock options were granted in 2013 and 2012.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2013 cliff vests over 36 months based on the term of the award.

Index
Nonvested restricted stock activity for the year ended December 31, 2013 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2013	39,327	$20.17
Granted	13,599	$20.82
Vested	19,576	$21.31
Forfeited	-	-
Nonvested at December 31, 2013	33,350	$19.77

As of December 31, 2013, 2012, and 2011, there were $337,000, $346,000, and $404,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months.   The share based compensation expense for nonvested restricted stock was $292,000, $357,000, and $291,000 during 2013, 2012, and 2011 respectively.

      Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2013, the regular quarterly board retainer could be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock. For 2013, all 13 outside directors elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 12,711, 17,908, and 12,818 shares and recognized share based compensation expense of $282,000, $381,000, and 242,000 during 2013, 2012 and 2011, respectively.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2010.

The components of the Company's net deferred tax assets (liabilities) were as follows:

(in thousands)	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$4,410	$4,241
Nonaccrual loan interest	363	362
Other real estate owned expense	-	127
Other real estate owned valuation allowance	1,420	869
Deferred compensation	665	579
Loans	5,390	8,165
Other	543	889
Total deferred tax assets	12,791	15,232

Deferred tax liabilities:
Depreciation	1,021	1,055
Accretion of discounts on securities	210	147
Core deposit intangibles	1,105	1,631
Net unrealized gains on securities	1,927	5,277
Prepaid pension expense	656	265
Pension liability	570	1,186
Trust preferred fair value adjustment	687	723
Other	253	528
Total deferred tax liabilities	6,429	10,812
Net deferred tax assets	$6,362	$4,420

Index
The provision for income taxes consists of the following:

(in thousands)	Years Ended December 31,
	2013	2012	2011
Taxes currently payable	$4,030	$736	$1,857
Deferred tax expense	2,024	5,557	3,053
Total income tax expense	$6,054	$6,293	$4,910

A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows:

(in thousands)	Years Ended December 31,
	2013	2012	2011
Expected federal tax expense	$7,630	$7,805	$5,768
Nondeductible interest expense	77	97	83
Tax-exempt interest	(1,491)	(1,545)	(1,331)
State income taxes	254	214	68
Other, net	(416)	(278)	322
Total income tax expense	$6,054	$6,293	$4,910

Note 15 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2013		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,872,870	$2.00	7,834,351	$2.04	6,982,524	$1.64
Effect of dilutive securities - stock options	11,691	-	11,301	-	7,353	-
Diluted earnings per share	7,884,561	$2.00	7,845,652	$2.04	6,989,877	$1.64

Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2013, 2012, and 2011 because their effects were antidilutive, averaged 161,831 shares, 196,394 shares, and 145,986 shares, respectively.

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

The following off-balance sheet financial instruments were outstanding whose contract amounts represent credit risk:

	December 31,
(in thousands)	2013	2012

Commitments to extend credit	$179,272	$170,202
Standby letters of credit	3,405	4,591
Mortgage loan rate lock commitments	5,913	9,486

Index
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

At December 31, 2013, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $5,913,000 and loans held for sale of $2,760,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2013 and 2012, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2013 is as follows (in thousands):

Balance at December 31, 2012	$16,240
Additions	7,953
Repayments	(4,966)
Balance at December 31, 2013	$19,227

Related party deposits totaled $28,462,000 at December 31, 2013 and $15,423,000 at December 31, 2012.

Note 18 – Employee Benefit Plans

Defined Benefit Plan

The Company previosly maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year.

Index
Information pertaining to the activity in the plan is as follows:

(in thousands)	As of and for the Years Ended December 31,
	2013	2012	2011
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,931	$9,769	$9,279
Service cost	-	-	111
Interest cost	288	389	403
Actuarial (gain) loss	(201)	1,289	725
Benefits paid	(2,022)	(516)	(749)
Projected benefit obligation at end of year	8,996	10,931	9,769

Change in Plan Assets:
Fair value of plan assets at beginning of year	11,689	11,144	11,674
Actual return on plan assets	1,203	1,061	219
Benefits paid	(2,022)	(516)	(749)
Fair value of plan assets at end of year	10,870	11,689	11,144

Funded Status at End of Year	$1,874	$758	$1,375

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$1,874	$758	$1,375

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$1,628	$3,389	$3,080
Deferred income tax asset	(570)	(1,186)	(1,078)
Amount recognized	$1,058	$2,203	$2,002

	As of and for the Years Ended December 31,
	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$-	$-	$111
Interest cost	288	389	403
Expected return on plan assets	(513)	(541)	(525)
Recognized net loss due to settlement	594	128	-
Recognized net actuarial loss	275	332	160
Net periodic benefit cost	$644	$308	$149

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(1,761)	$309	$871
Amortization of prior service cost	-	-	-
Total recognized in other comprehensive (income) loss	$(1,761)	$309	$871

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$(1,117)	$617	$1,020

	As of and for the Years Ended December 31,
	2013	2012	2011
Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	3.00%	3.75%	4.75%
Discount rate used for disclosure	4.00%	3.00%	3.75%
Expected return on plan assets	5.00%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

Index
       The accumulated benefit obligation as of December 31, 2013, 2012, and 2011 was $8,996,000, $10,931,000, and $9,769,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was converted to a cash balance plan.

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

Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows:

Asset Category	December 31,
	2013	2012

Fixed Income	33.3%	33.5%
Equity	13.5%	15.1%
Mutual Funds	49.8%	49.8%
Cash and Accrued Income	3.4%	1.6%
Total	100.0%	100.0%

The investment policy and strategy for plan assets can best be described as a growth and income strategy.  Diversification is accomplished by limiting the holding of any one equity issuer to no more than 5% of total equities.  Exchange traded funds are used to provide diversified exposure to the small capitalization and international equity markets.  All fixed income investments are rated as investment grade, with the majority of these assets invested in corporate issues.  The assets are managed by the Company's Trust and Investment Services Division.  No derivatives are used to manage the assets.  Equity securities do not include holdings in the Company.

The fair value of the Company's pension plan assets at December 31, 2013 and 2012, by asset category are as follows (in thousands):

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2013	Level 1	Level 2	Level 3

Cash	$369	$369	$-	$-
Fixed income securities
Government sponsored entities	1,159	-	1,159	-
Municipal bonds and notes	119	-	119	-
Corporate bonds and notes	2,339	-	2,339	-
Mutual funds	5,415	-	5,415	-
Equity securities
U.S. companies	1,454	1,454	-	-
Foreign companies	15	15	-	-
	$10,870	$1,838	$9,032	$-

Index
		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2012	Level 1	Level 2	Level 3

Cash	$188	$188	$-	$-
Fixed income securities
Government sponsored entities	904	-	904	-
Municipal bonds and notes	61	-	61
Corporate bonds and notes	2,944	-	2,944	-
Mutual funds	5,826	-	5,826	-
Equity securities				-
U.S. companies	1,721	1,721	-	-
Foreign companies	45	45	-	-
	$11,689	$1,954	$9,735	$-

Projected benefit payments for the years 2014 to 2023 are as follows (in thousands):

Year	Amount
2014	3,005
2015	202
2016	280
2017	326
2018	480
2019-2023	3,473

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $542,000, $568,000, and $469,000 to the 401(k) plan in 2013, 2012, and 2011, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $13,000, $15,000, and $17,000 for the years 2013, 2012, and 2011, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company's performance and a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for these plans was $890,000, $1,086,000, and $367,000 for the years 2013, 2012, and 2011, respectively.

Index
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

In connection with the merger, the Company acquired a corporate bond, a trust preferred security, with a par value of $500,000. There was no readily determinable market value for this security. The Company acquired an outside appraisal of the security and recorded it in connection with the merger at approximately 62% of par value. The security has consistently performed and was the only security recorded with a Level 3 valuation at December 31, 2012. This security was sold in the first quarter of 2013.

In mid-2013, the Company purchased $1,000,000 in convertible preferred stock from a Virginia based, publicly traded community bank. There is no secondary market for this bank's preferred stock; however its common stock is traded on a limited basis in the over the counter market. The Company uses an independent third party to assist in the valuation of these securities.  Given the convertible nature of the securities, the common stock of the issuing community bank is used as a proxy for the preferred stock value.  This is the only security recorded with a Level 3 valuation at December 31, 2013.

Index
The following table presents the balances of financial assets measured at fair value on a recurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$65,881	$-	$65,881	$-
Mortgage-backed and CMOs	69,608	-	69,608	-
State and municipal	198,733	-	198,733	-
Corporate	10,799	-	10,799	-
Equity securities	1,103	-	-	1,103
Total	$346,124	$-	$345,021	$1,103

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$42,759	$-	$42,759	$-
Mortgage-backed and CMOs	83,308	-	83,308	-
State and municipal	202,731	2,110	200,621	-
Corporate	6,448	-	6,097	351
Total	$335,246	$2,110	$332,785	$351

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balances as of January 1, 2013	Total Realized / Unrealized Gains (Losses) Included in		Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2013
		Net Income	Other Comprehensive Income
Securities available for sale:

Corporate	$351	$136	$-	$(487)	$-	$-
Equity	-	-	103	1,000	-	1,103
Total assets	$351	$136	$103	$513	$-	$1,103

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2013 and 2012. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned:  Measurement for fair values for other real estate owned are the same as impaired loans.  Any fair value adjustments are recorded in the period incurred as a valuation allowance against other real estate owned with the associated expense included in foreclosed real estate expense on the Consolidated Statements of Income.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (in thousands):

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,760	$-	$2,760	$-
Impaired loans, net of valuation allowance	3,193	-	-	3,193
Other real estate owned	3,422	-	-	3,422

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$13,852	$-	$13,852	$-
Impaired loans, net of valuation allowance	3	-	-	3
Other real estate owned	6,193	-	-	6,193

Index
     Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2013:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Discounted cash flow analysis	Discount rate	11%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and estimated fair value of the Company's financial instruments as of December 31, 2013 are as follows (in thousands):

	Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,681	$-	$67,681	$-	$67,681
Securities available for sale	346,124	-	345,021	1,103	346,124
Restricted stock	4,889	-	4,889	-	4,889
Loans held for sale	2,760	-	2,760	-	2,760
Loans, net of allowance	782,071	-	-	783,825	783,825
Bank owned life insurance	14,746	-	14,746	-	14,746
Accrued interest receivable	4,741	-	4,741	-	4,741

Financial Liabilities:
Deposits	$1,057,675	$-	$668,077	$392,991	$1,061,068
Repurchase agreements	39,478	-	39,478	-	39,478
Other borrowings	9,951	-	-	10,560	10,560
Trust preferred capital notes	27,419	-	-	18,162	18,162
Accrued interest payable	610	-	610	-	610

Index
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2012 are as follows (in thousands):

	Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$47,442	$-	$47,442	$-	$47,442
Securities available for sale	335,246	2,110	332,785	351	335,246
Restricted stock	5,287	-	5,287	-	5,287
Loans held for sale	13,852	-	13,852	-	13,852
Loans, net of allowance	776,587	-	-	777,761	777,761
Bank owned life insurance	14,289	-	14,289	-	14,289
Accrued interest receivable	4,711	-	4,711	-	4,711

Financial Liabilities:
Deposits	$1,027,667	$-	$618,099	$424,378	$1,042,477
Repurchase agreements	49,942	-	49,942	-	49,942
Other borrowings	10,079	-	-	11,062	11,062
Trust preferred capital notes	27,317	-	-	22,524	22,524
Accrued interest payable	755	-	755	-	755

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents.  The carrying amount is a reasonable estimate of fair value.

Securities.  Fair values are based on quoted market prices or dealer quotes.

Restricted stock.  The carrying value of restricted stock approximates fair value based on the redemption provisions of the respective entity.

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2013 and 2012, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Comptroller of the Currency, $25,211,000 as of December 31, 2013.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Under the guidelines, total capital is defined as core ("Tier 1") capital and supplementary ("Tier 2") capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments.  At least half of the total capital is required to be Tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder, Tier 2 capital, consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2013 and 2012, that the Company met the requirements to be considered "well capitalized."

Index
The following table provides summary information regarding regulatory capital:

(in thousands)	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital
Company	$161,442	18.14%	$71,212	>8.0%
Bank	156,356	17.59%	71,129	>8.0%	$88,911	>10.0%

Tier 1 Capital
Company	150,248	16.88%	35,606	>4.0%
Bank	145,221	16.33%	35,564	>4.0%	53,347	>6.0%

Leverage Capital
Company	150,248	11.81%	50,900	>4.0%
Bank	145,221	11.43%	50,825	>4.0%	63,532	>5.0%

December 31, 2012
Total Capital
Company	$150,328	17.00%	$70,725	>8.0%
Bank	145,808	16.49%	70,724	>8.0%	$88,406	>10.00%

Tier 1 Capital
Company	139,262	15.75%	35,363	>4.0%
Bank	135,774	15.36%	35,362	>4.0%	53,043	>6.0%

Leverage Capital
Company	139,262	11.27%	49,441	>4.0%
Bank	135,774	10.98%	49,467	>4.0%	61,834	>5.0%

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

Amounts shown in the "Other" column include activities of the Company which are primarily debt service on trust preferred securities and corporate items.  Intersegment eliminations primarily consist of the Company's interest income on deposits held by the Bank.

Index
Segment information as of and for the years ended December 31, 2013, 2012, and 2011, is shown in the following table:

	2013
(in thousands)		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$52,928	$-	$28	$-	$52,956
Interest expense	5,829	-	754	-	6,583
Noninterest income	6,649	4,158	20	-	10,827
Income (loss) before income taxes	20,142	2,605	(946)	-	21,801
Net income (loss)	14,489	1,882	(624)	-	15,747
Depreciation and amortization	3,220	15	-	-	3,235
Total assets	1,305,540	-	1,972	-	1,307,512
Capital expenditures	861	4	-	-	865

	2012
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$57,806	$-	$6	$(6)	$57,806
Interest expense	7,334	-	813	(6)	8,141
Noninterest income	7,255	4,136	19	-	11,410
Income (loss) before income taxes	21,051	2,380	(1,132)	-	22,299
Net income (loss)	15,049	1,709	(752)	-	16,006
Depreciation and amortization	3,677	19	-	-	3,696
Total assets	1,282,796	-	891	-	1,283,687
Capital expenditures	699	-	-	-	699

	2011
		Trust and
	Community	Investment		Intersegment
	Banking	Services	Other	Eliminations	Total
Interest income	$49,187	$-	$55	$(55)	$49,187
Interest expense	7,811	-	1,024	(55)	8,780
Noninterest income	5,379	3,836	29	-	9,244
Income (loss) before income taxes	16,610	2,330	(2,459)	-	16,481
Net income (loss)	11,886	1,697	(2,012)	-	11,571
Depreciation and amortization	2,647	20	-	-	2,667
Total assets	1,303,816	-	890	-	1,304,706
Capital expenditures	1,731	3	-	-	1,734

Index
Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (in thousands):

	December 31,
Condensed Balance Sheets	2013	2012

Cash	$2,872	$2,288
Investment in subsidiaries	190,759	187,958
Due from subsidiaries	322	380
Other assets	1,123	8
Total Assets	$195,076	$190,634

Trust preferred capital notes	$27,419	$27,317
Other liabilities	106	71
Shareholders' equity	167,551	163,246
Total Liabilities and Shareholders' Equity	$195,076	$190,634

	Years Ended December 31,
Condensed Statements of Income	2013	2012	2011

Dividends from subsidiary	$9,000	$8,000	$4,500
Other income	48	27	84
Expenses	994	1,159	2,542
Income taxes (benefit)	(322)	(380)	(447)
Income before equity in undistributed earnings of subsidiary	8,376	7,248	2,489
Equity in undistributed earnings of subsidiary	7,371	8,758	9,082
Net Income	$15,747	$16,006	$11,571

	Years Ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011
Cash provided by dividends received from subsidiary	$9,000	$8,000	$4,500
Cash used for payment of dividends	(7,248)	(7,212)	(6,524)
Cash used for repurchase of stock	-	-	(3,100)
Proceeds from exercise of options and stock compensation	883	856	769
Other	(2,051)	(1,326)	(2,260)
Net increase (decrease) in cash	$584	$318	$(6,615)

Note 23 – Concentrations of Credit Risk

Substantially all the Company's loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectability of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions and real estate values of the market area.

Loans secured by real estate were $666,152,000, or 83.8% of the loan portfolio at December 31, 2013, and $656,591,000, or 83.2% of the loan portfolio at December 31, 2012.  Loans secured by commercial real estate represented the largest portion of loans at $364,616,000 at December 31, 2013, and $355,433,000 at December 31, 2012, 45.9% and 45.1%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2013 or 2012, loans to lessors of nonresidential buildings represented 16.7% of total loans at December 31, 2013 and 11.8% at December 31, 2012; the lessees and lessors are engaged in a variety of industries.

Index

Note 24 – Supplemental Cash Flow Information

(in thousands)	For the Years ended December 31,
	2013	2012	2011

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$19,808	$20,435	$22,561
Interest-bearing deposits in other banks	47,873	27,007	6,332
	$67,681	$47,442	$28,893

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,728	$8,243	$8,782
Income taxes	4,530	584	3,619
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,826	6,983	803
Unrealized gain (loss) on securities available for sale	(9,571)	1,489	11,623
Change in unfunded pension liability	(1,761)	309	871

Non-cash transactons related to acquisitions:

Assets acquired:
Investment securities	-	-	51,442
Loans held for sale	-	-	113
Loans, net of unearned income	-	-	328,123
Premises and equipment, net	-	-	5,708
Deferred income taxes	-	-	15,310
Core deposit intangible	-	-	6,556
Other real estate owned	-	-	3,538
Other assets	-	-	13,535

Liabilities assumed:
Demand, MMDA, and savings deposits	-	-	281,311
Time deposits	-	-	138,937
FHLB advances	-	-	9,858
Other borrowings	-	-	6,546
Other liabilities	-	-	3,838

Consideration:
Issuance of preferred stock	-	-	5,000
Issuance of common stock	-	-	29,905
Fair value of replacement stock options	-	-	132

Index
Note 25 – Accumulated Other Comprehensive Income ("AOCI")

Changes in each component of accumulated other comprehensive income (loss) were as follows (in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2010	$1,277	$(1,436)	$(159)

Net unrealized gains on securities available for sale, net of tax, $4,068	7,554	-	7,554

Reclassification adjustment for losses on securities, net of tax, $0	1	-	1

Change in unfunded pension liability, net of tax, $(305)	-	(566)	(566)

Balance at December 31, 2011	8,832	(2,002)	6,830

Net unrealized gains on securities available for sale, net of tax, $576	1,071	-	1,071

Reclassification adjustment for gains on securities, net of tax, $(55)	(103)	-	(103)

Change in unfunded pension liability, net of tax, $(108)	-	(201)	(201)

Balance at December 31, 2012	9,800	(2,203)	7,597

Net unrealized losses on securities available for sale, net of tax, $(3,282)	(6,097)	-	(6,097)

Reclassification adjustment for gains on securities, net of tax, $67	(125)	-	(125)

Change in unfunded pension liability, net of tax, $616	-	1,145	1,145

Balance at December 31, 2013	$3,578	$(1,058)	$2,520

The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss):

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three Years Ending December 31, 2013
				Affected Line Item in
				the Statement of Where
Details about AOCI Components	Amount Reclassified from AOCI			Net Income is Presented
(in thousands)	Year Ended December 31,
	2013	2012	2011

Available for sale securities:
Realized gain on sale of securities	$192	$158	$1	Securities gains (losses), net
	(67)	(55)	-	Income taxes
Total reclassifications	$125	$103	$1	Net of tax

Index
ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2012, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2013.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. raynham
William W. Traynham
Senior Vice President and
Chief Financial Officer

March 12, 2014

Index

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of December 15, 2010, between American National Bankshares Inc. and MidCarolina Financial Corporation	Exhibit 2.1 on Form 8-K filed December 17, 2010

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed December 18, 2012

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated June 30, 2013	Exhibit 10.1 on Form 8-K filed June 14, 2013

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated December 31, 2008	Exhibit 10.4 on Form 10-K filed March 16, 2009

10.4	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T. P. Gilliam, Jr. dated December 31, 2008	Exhibit 10.5 on Form 10-K filed March 16, 2009

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated April 21, 2009	Exhibit 10.1 on Form 10-Q filed August 7, 2009

10.6	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010.	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed May 30, 2008

10.9	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

Index
EXHIBIT INDEX
Exhibit No.	Description	Location

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2014 .		AMERICAN NATIONAL BANKSHARES INC

By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2014.

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