Form 10-Q
period 2014-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2014-05-12
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At April 30, 2014, the Company had 7,905,243 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index
Part I.   Financial Information
Item 1.	Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Assets	(Unaudited) March 31, 2014	(Audited) December 31, 2013
Cash and due from banks	$25,880	$19,808
Interest-bearing deposits in other banks	45,466	47,873

Securities available for sale, at fair value	349,123	346,124
Restricted stock, at cost	4,529	4,889
Loans held for sale	1,389	2,760

Loans, net of unearned income	783,369	794,671
Less allowance for loan losses	(12,614)	(12,600)
Net loans	770,755	782,071

Premises and equipment, net	23,359	23,674
Other real estate owned, net	3,233	3,422
Goodwill	39,043	39,043
Core deposit intangibles, net	2,828	3,159
Bank owned life insurance	14,845	14,746
Accrued interest receivable and other assets	19,352	19,943
Total assets	$1,299,802	$1,307,512

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$218,795	$229,347
Demand deposits -- interest bearing	170,894	167,736
Money market deposits	194,528	185,270
Savings deposits	89,024	85,724
Time deposits	378,008	389,598
Total deposits	1,051,249	1,057,675

Customer repurchase agreements	34,153	39,478
Long-term borrowings	9,919	9,951
Trust preferred capital notes	27,444	27,419
Accrued interest payable and other liabilities	6,538	5,438
Total liabilities	1,129,303	1,139,961

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 7,905,243 shares outstanding at March 31, 2014 and 7,890,697 shares outstanding at December 31, 2013	7,905	7,891
Capital in excess of par value	58,202	58,050
Retained earnings	100,721	99,090
Accumulated other comprehensive income, net	3,671	2,520
Total shareholders' equity	170,499	167,551
Total liabilities and shareholders' equity	$1,299,802	$1,307,512

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$9,847	$11,395
Interest and dividends on securities:
Taxable	964	878
Tax-exempt	1,035	1,052
Dividends	75	55
Other interest income	33	29
Total interest and dividend income	11,954	13,409

Interest Expense:
Interest on deposits	1,229	1,436
Interest on short-term borrowings	2	21
Interest on long-term borrowings	80	82
Interest on trust preferred capital notes	184	188
Total interest expense	1,495	1,727

Net Interest Income	10,459	11,682
Provision for Loan Losses	-	294

Net Interest Income After Provision for Loan Losses	10,459	11,388

Noninterest Income:
Trust fees	1,122	588
Service charges on deposit accounts	413	409
Other fees and commissions	444	459
Mortgage banking income	263	718
Securities gains, net	39	198
Other	422	398
Total noninterest income	2,703	2,770

Noninterest Expense:
Salaries	3,538	3,439
Employee benefits	975	899
Occupancy and equipment	936	916
FDIC assessment	164	161
Bank franchise tax	222	187
Core deposit intangible amortization	331	420
Data processing	348	277
Software	262	212
Foreclosed real estate, net	16	243
Other	1,631	1,564
Total noninterest expense	8,423	8,318
Income Before Income Taxes	4,739	5,840
Income Taxes	1,289	1,689
Net Income	$3,450	$4,151

Net Income Per Common Share:
Basic	$0.44	$0.53
Diluted	$0.44	$0.53
Average Common Shares Outstanding:
Basic	7,904,759	7,861,991
Diluted	7,917,601	7,871,508

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31
	2014	2013

Net income	$3,450	$4,151

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,809	(882)
Income tax (expense) benefit	(633)	309

Reclassification adjustment for gains on securities	(39)	(198)
Income tax expense	14	69

Other comprehensive income (loss)	1,151	(702)

Comprehensive income	$4,601	$3,449

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	4,151	-	4,151

Other comprehensive loss	-	-	-	(702)	(702)

Equity based compensation	16	130	-	-	146

Cash dividends declared, $0.23 per share	-	-	(1,809)	-	(1,809)

Balance, March 31, 2013	$7,863	$57,341	$92,933	$6,895	$165,032

Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	-	-	3,450	-	3,450

Other comprehensive income	-	-	-	1,151	1,151

Equity based compensation	14	152	-	-	166

Cash dividends declared, $0.23 per share	-	-	(1,819)	-	(1,819)

Balance, March 31, 2014	$7,905	$58,202	$100,721	$3,671	$170,499

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(Dollars in thousands) (Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net income	$3,450	$4,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	294
Depreciation	434	424
Net accretion of purchase accounting adjustments	(896)	(1,983)
Core deposit intangible amortization	331	420
Net amortization (accretion) of securities	668	788
Net gain on sale or call of securities	(39)	(198)
Gain on sale of loans held for sale	(215)	(650)
Proceeds from sales of loans held for sale	13,745	33,782
Originations of loans held for sale	(12,159)	(23,675)
Net gain on foreclosed real estate	(49)	(14)
Valuation allowance on foreclosed real estate	24	70
Equity based compensation expense	166	146
Deferred income tax expense (benefit)	94	(43)
Net change in interest receivable	344	175
Net change in other assets	(565)	(1,504)
Net change in interest payable	(43)	(23)
Net change in other liabilities	1,143	1,813
Net cash provided by operating activities	6,433	13,973

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,061	2,627
Proceeds from maturities, calls and paydowns of securities available for sale	22,540	9,329
Purchases of securities available for sale	(26,459)	(19,555)
Net change in restricted stock	360	411
Net decrease (increase) in loans	12,225	(2,112)
Purchases of premises and equipment	(119)	(178)
Proceeds from sales of foreclosed real estate	232	645
Net cash provided by (used in) investing activities	10,840	(8,833)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	5,164	4,199
Net change in time deposits	(11,590)	5,986
Net change in customer repurchase agreements	(5,325)	(3,276)
Net change in long-term borrowings	(38)	(37)
Common stock dividends paid	(1,819)	(1,809)
Net cash (used in) provided by financing activities	(13,608)	5,063

Net Increase in Cash and Cash Equivalents	3,665	10,203

Cash and Cash Equivalents at Beginning of Period	67,681	47,442

Cash and Cash Equivalents at End of Period	$71,346	$57,645

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for the year ending December 31, 2014.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 – Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (the"FASB") issued Accounting Standards Update ("ASU") 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Index
Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$72,872	$107	$394	$72,585
Mortgage-backed and CMOs	64,129	940	398	64,671
State and municipal	194,114	7,178	287	201,005
Corporate	9,733	13	115	9,631
Equity securities	1,000	231	-	1,231
Total securities available for sale	$341,848	$8,469	$1,194	$349,123

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSE	$66,241	$126	$486	$65,881
Mortgage-backed and CMOs	69,168	1,085	645	69,608
State and municipal	193,251	5,999	517	198,733
Corporate	10,959	4	164	10,799
Equity securities	1,000	103	-	1,103
Total securities available for sale	$340,619	$7,317	$1,812	$346,124

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 4.5% of its outstanding capital.   The FHLB requires the Bank to maintain stock in an amount equal to 6% of outstanding borrowings and a specific percentage of the Bank's total assets.  The Bank also owns common stock in CBB Financial Corporation, a Community Bankers Bank located in Richmond, Virginia which provides services to community banks that was inherited from the merger with Community First Financial Corporation in 2006 and common stock in Danville Community Development Corporation, a corporation formed by local banks in the Danville, Virginia area that restores dilapidated properties for resale.  The cost of restricted stock at March 31, 2014 and December 31, 2013 were as follows:

(in thousands)	March 31,	December 31,
	2014	2013
FRB stock	$2,727	$2,722
FHLB stock	1,635	2,000
CBB Financial Corporation stock	101	101
Danville Community Development Corporation stock	66	66
Total restricted stock	$4,529	$4,889

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$52,841	$394	$52,841	$394	$-	$-
Mortgage-backed and CMOs	21,655	398	19,001	354	2,654	44
State and municipal	25,232	287	20,672	215	4,560	72
Corporate	6,212	115	6,212	115	-	-
Total	$105,940	$1,194	$98,726	$1,078	$7,214	$116

GSE debt securities: The unrealized losses on the Company's investment in 26 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Index
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 16 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

State and municipal securities:  The unrealized losses on 28 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Corporate securities:  The unrealized losses on six investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverablity of the par value rather than by recognizing temporary declines is value. The company does not consider restricted stock to be other-than-temoraily impaired at March 31, 2014, and no impairment has been recognized.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2013.

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

Other-Than-Temporary-Impaired Securities

As of March 31, 2014 and December 31, 2013, there were  securities classified as having other-than-temporary impairment.

Index

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	March 31, 2014	December 31, 2013

Commercial	$119,042	$122,553
Commercial real estate:
Construction and land development	40,458	41,822
Commercial real estate	358,362	364,616
Residential real estate:
Residential	170,517	171,917
Home equity	89,081	87,797
Consumer	5,909	5,966
Total loans	$783,369	$794,671

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") in connection with the Company's acquisition of MidCarolina for the three months ended March 31, 2014 was approximately $3.4 million. This included $1.1 million in accretion income of which $88,000 was related to loan payoffs and renewals and $410,000 related to recoveries of loans charged off prior to the merger. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at March 31, 2014 and December 31, 2013 are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance	$110,702	$134,099
Carrying amount	102,133	124,828

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies Accounting Standards Codification ("ASC") 310-30 (formerly Statement of Position ("SOP") 03-3), to account for interest earned, at March 31, 2014 and December 31, 2013 are as follows:

(in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance	$19,958	$21,014
Carrying amount	15,909	16,644

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30 (formerly SOP 03-3), for the three months ended March 31, 2014. The accretion reflected below includes $88,000 related to loan payoffs.

(in thousands)	Accretable Discount
Balance at December 31, 2013	$2,046
Accretion	(440)
Reclassification from nonaccretable difference	236
Balance at March 31, 2014	$1,842

Index

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2014.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$69	$-	$-	$9	$78	$118,964	$119,042
Commercial real estate:
Construction and land development	-	-	-	909	909	39,549	40,458
Commercial real estate	-	312	-	3,296	3,608	354,754	358,362
Residential:
Residential	201	147	-	931	1,279	169,238	170,517
Home equity	109	432	-	409	950	88,131	89,081
Consumer	3	-	-	3	6	5,903	5,909
Total	$382	$891	$-	$5,557	$6,830	$776,539	$783,369

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2013.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$27	$-	$-	$11	$38	$122,515	$122,553
Commercial real estate:
Construction and land development	-	51	-	877	928	40,894	41,822
Commercial real estate	667	-	-	2,879	3,546	361,070	364,616
Residential:
Residential	642	202	-	880	1,724	170,193	171,917
Home equity	109	18	-	424	551	87,246	87,797
Consumer	21	1	-	-	22	5,944	5,966
Total	$1,466	$272	$-	$5,071	$6,809	$787,862	$794,671

Index

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at March 31, 2014.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$16	$16	$-	$14	$-
Commercial real estate:
Construction and land development	63	63	-	64	-
Commercial real estate	1,942	1,955	-	2,063	1
Residential:
Residential	932	936	-	956	-
Home equity	409	409	-	413	-
Consumer	3	3	-	3	-
	$3,365	$3,382	$-	$3,513	$1
With a related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	1,453	1,496	88	1,456	8
Commercial real estate	2,231	2,239	483	2,246	2
Residential
Residential	4	-	-	-	-
Home equity	-	-	-	-	-
Consumer	17	17	3	18	-
	$3,705	$3,752	$574	$3,720	$10
Total:
Commercial	$16	$16	$-	$14	$-
Commercial real estate:
Construction and land development	1,516	1,559	88	1,520	8
Commercial real estate	4,173	4,194	483	4,309	3
Residential:
Residential	936	936	-	956	-
Home equity	409	409	-	413	-
Consumer	20	20	3	21	-
	$7,070	$7,134	$574	$7,233	$11

Index

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2013.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$19	$19	$-	$20	$1
Commercial real estate:
Construction and land development	18	18	-	261	4
Commercial real estate	936	936	-	950	13
Residential:
Residential	880	888	-	1,200	11
Home equity	424	424	-	433	-
Consumer	-	-	-	-	-
	$2,277	$2,285	$-	$2,864	$29
With a related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction and land development	1,468	1,507	68	1,551	33
Commercial real estate	2,266	2,264	488	1,198	7
Residential:
Residential	1,198	-	-	-	-
Home equity	-	-	-	-	-
Consumer	18	18	3	19	1
	$3,752	$3,789	$559	$2,768	$41
Total:
Commercial	$19	$19	$-	$20	$1
Commercial real estate:
Construction and land development	1,486	1,525	68	1,812	37
Commercial real estate	3,202	3,200	488	2,148	20
Residential:
Residential	880	888	-	1,200	11
Home equity	424	424	-	433	-
Consumer	18	18	3	19	1
	$6,029	$6,074	$559	$5,632	$70

There were no loans modified as a troubled debt restructuring ("TDR") for the three months ended March 31, 2014 and 2013.

None of the loans modified as a TDR within the previous twelve months have subsequently defaulted during the three month periods ending March 31, 2014 and 2013.

Index
Risk Grades

The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2014.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$117,576	$33,911	$347,780	$158,722	$86,519
Special Mention	1,450	887	5,345	8,265	1,788
Substandard	16	5,660	5,237	3,530	774
Doubtful	-	-	-	-	-
Total	$119,042	$40,458	$358,362	$170,517	$89,081

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,906
Nonperforming	3
Total	$5,909

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

Loans classified in the Doubtful category typically have all the weaknesses inherent in loans classified as substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur that may salvage the debt.

Consumer loans are classified as performing or nonperforming.  A loan is nonperforming when payments of interest and principal are past due 90 days or more, or payments are less than 90 days past due, but there are other good reasons to doubt that payment will be made in full.

Index

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

(in thousands)	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013

Allowance for Loan Losses
Balance, beginning of period	$12,600	$12,118	$12,118
Provision for loan losses	-	294	294
Charge-offs	(73)	(837)	(287)
Recoveries	87	1,025	403
Balance, end of period	$12,614	$12,600	$12,528

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$210	$201	$201
Provision for loan losses	7	9	10
Charge-offs	-	-	-
Balance, end of period	$217	$210	$211

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at March 31, 2014.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	-	-	(53)	(20)	-	(73)
Recoveries	8	14	43	22	-	87
Provision for loan losses	(30)	113	126	(27)	(182)	-
Balance as of March 31, 2014	$1,788	$6,946	$3,806	$74	$-	$12,614

Balance as of March 31, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$571	$-	$3	$-	$574
Collectively evaluated for impairment	1,785	6,110	3,615	71	-	11,581
Loans acquired with deteriorated credit quality	3	265	191	-	-	459
Total	$1,788	$6,946	$3,806	$74	$-	$12,614

Loans
Individually evaluated for impairment	$16	$5,689	$1,345	$20	$-	$7,070
Collectively evaluated for impairment	118,906	384,693	250,902	5,889	-	760,390
Loans acquired with deteriorated credit quality	120	8,438	7,351	-	-	15,909
Total	$119,042	$398,820	$259,598	$5,909	$-	$783,369

Index

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2013.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$-	$12,118
Charge-offs	(129)	(164)	(369)	(175)	-	(837)
Recoveries	335	323	244	123	-	1,025
Provision for loan losses	154	(162)	177	(57)	182	294
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600

Balance as of December 31, 2013:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$556	$-	$3	$-	$559
Collectively evaluated for impairment	1,810	6,039	3,483	96	182	11,610
Loans acquired with deteriorated credit quality	-	224	207	-	-	431
Total	$1,810	$6,819	$3,690	$99	$182	$12,600

Loans
Individually evaluated for impairment	$19	$4,688	$1,304	$18	$-	$6,029
Collectively evaluated for impairment	122,424	392,720	250,906	5,948	-	771,998
Loans acquired with deteriorated credit quality	110	9,030	7,504	-	-	16,644
Total	$122,553	$406,438	$259,714	$5,966	$-	$794,671

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

Note 6 – Goodwill and Other Intangible Assets

      The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2013.
Core deposit intangibles resulting from the acquisition of Community First Financial Corporation ("Community First") in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

Index

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2014, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2013	$39,043	$3,159
Additions	-	-
Amortization	-	(331)
Impairment	-	-
Balance as of March 31, 2014	$39,043	$2,828

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted soley of customer repurchase agreements at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013

Customer repurchase agreements	$34,153	$39,478

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2014, $409,241,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014			December 31, 2013
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

			March 2014	$38	3.78%
November 2017	$9,919	2.98%	November 2017	9,913	2.98
	$9,919	2.98%		$9,951	3.01%

The advance due in November 2017 is net of a valuation allowance of $81,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2014, the Bank's public deposits totaled $138,237,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2014, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $108,947,000 in agency, state, and municipal securities to provide collateral for such deposits.

Index

Note 9 – Trust Preferred Capital Notes

On April 7, 2006, AMNB Statutory Trust I (the "AMNB Trust I"), a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on September 30, 2036, but may be redeemed at the Company's option (which option became effective beginning on September 30, 2011).  Initially, the securities required quarterly distributions by the AMNB Trust I to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.

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

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to MidCarolina Trust I and MidCarolinia Trust II, two separate Delaware statutory tursts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

	Date	Interest	Maturity	(Amounts in thousands) Principal Amount
Issuing Entity	Issued	Rate	Date	March 31, 2014	December 31, 2013
AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina Trust I	10-29-02	Libor plus	11-07-32	4,111	4,098
		3.45%

MidCarolina Trust II	12-03-03	Libor plus	10-07-33	2,714	2,702
		2.95%

				$27,444	$27,419

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,044,000 and $895,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

Index

Note 10 – Stock Based Compensation

The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008, and approved by shareholders on April 22, 2008, at the Company's 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting. The prior stock option plan was terminated in 2006.

Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the three months ended March 31, 2014 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2013	176,747	$24.39
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2014	176,747	$24.39	3.09 years	$289
Exercisable at March 31, 2014	176,747	$24.39	3.09 years	$289

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of March 31, 2014, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Nonvested restricted stock activity for the three months ended March 31, 2014 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2014	33,350	$19.77
Granted	11,544	24.49
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2014	44,894	$20.98

As of March 31, 2014 and December 31, 2013, there was  $523,000 and $337,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.55 years.   The share based compensation expense for nonvested restricted stock was $96,000 and $70,000 during the first three months of 2014 and 2013, respectively.

Index

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2014, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 3,002 and 3,668 shares and recognized share based compensation expense of $70,000 and $76,000 during the first three months of 2014 and 2013, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,904,759	$0.44	7,861,991	$0.53
Effect of dilutive securities - stock options	12,842	-	9,517	-
Diluted	7,917,601	$0.44	7,871,508	$0.53

Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March, 2014 and 2013, because their effects were antidilutive, averaged 110,542 and 188,517 shares, respectively.

Note 12 – Employee Benefit Plans

The following information pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply.

Components of Net Periodic Benefit Cost (in thousands)	Three Months Ended March 31,
	2014	2013
Service cost	$-	$-
Interest cost	76	72
Expected return on plan assets	(117)	(128)
Recognized net actuarial loss	18	69

Net periodic (benefit) cost	$(23)	$13

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

Index

Segment information as of and for the three months ended March 31, 2014 and 2013, is shown in the following table.

	Three Months Ended March 31, 2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,939	$-	$15	$-	$11,954
Interest expense	1,311	-	184	-	1,495
Noninterest income	1,431	1,267	5	-	2,703
Income (loss) before income taxes	4,071	874	(206)	-	4,739
Net income (loss)	2,949	637	(136)	-	3,450
Depreciation and amortization	762	3	-	-	765
Total assets	1,297,729	-	198,011	(195,938)	1,299,802
Capital expenditures	119	-	-	-	119

	Three Months Ended March 31, 2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,409	$-	$-	$-	$13,409
Interest expense	1,539	-	188	-	1,727
Noninterest income	2,078	687	5	-	2,770
Income (loss) before income taxes	5,771	296	(227)	-	5,840
Net income (loss)	4,091	210	(150)	-	4,151
Depreciation and amortization	840	4	-	-	844
Total assets	1,293,145	-	195,040	(194,122)	1,294,063
Capital expenditures	178	-	-	-	178

Index

Note 14 – Fair Value of Financial Instruments

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of FASB ASC 820, "Fair Value Measurement and Disclosures", the fair value of an instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

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

Fair Value Hierarchy

In accordance with this guidance, the Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

The following describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements:

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

Index

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

	Fair Value Measurements at March 31, 2014 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$72,585	$3,998	$68,587	$-
Mortgage-backed and CMOs	64,671	-	64,671	-
State and municipal	201,005	-	201,005	-
Corporate	9,631	-	9,631	-
Equity	1,231	-	-	1,231
Total	$349,123	$3,998	$343,894	$1,231

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$65,881	$-	$65,881	$-
Mortgage-backed and CMOs	69,608	-	69,608	-
State and municipal	198,733	-	198,733	-
Corporate	10,799	-	10,799	-
Equity	1,103	-	-	1,103
Total	$346,124	$-	$345,021	$1,103

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2014	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2014
Securities available for sale:

Equity	$1,103	$-	$128	$-	$-	$1,231

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2014 or the year ended December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

Index

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected.  In addition, the impairment of a loan may be measured using a present value of future cash flows analysis (Level 3). Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value Measurements at March 31, 2014 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,389	$-	$1,389	$-
Impaired loans, net of valuation allowance	3,131	-	-	3,131
Other real estate owned	3,233	-	-	3,233

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,760	$-	$2,760	$-
Impaired loans, net of valuation allowance	3,193	-	-	3,193
Other real estate owned	3,422	-	-	3,422

Index

Quantitative Information About Level 3 Fair Value Measurements for March 31, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	6%

Quantitative Information About Level 3 Fair Value Measurements for December 31, 2013

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

The carrying values and estimated fair values of the Company's financial instruments at March 31, 2014 are as follows (in thousands):

	Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$71,346	$-	$71,346	$-	$71,346
Securities available for sale	349,123	3,998	343,894	1,231	349,123
Restricted stock	4,529	-	4,529	-	4,529
Loans held for sale	1,389	-	1,389	-	1,389
Loans, net of allowance	770,755	-	-	777,005	777,005
Bank owned life insurance	14,845	-	14,845	-	14,845
Accrued interest receivable	4,397	-	4,397	-	4,397

Financial Liabilities:
Deposits	$1,051,249	$-	$673,241	$380,938	$1,054,179
Repurchase agreements	34,153	-	34,153	-	34,153
Other borrowings	9,919	-	-	10,508	10,508
Trust preferred capital notes	27,444	-	-	19,707	19,707
Accrued interest payable	567	-	567	-	567

Index

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2013 are as follows (in thousands):

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,681	$-	$67,681	$-	$67,681
Securities available for sale	346,124	-	345,021	1,103	346,124
Restricted stock	4,889	-	4,889	-	4,889
Loans held for sale	2,760	-	2,760	-	2,760
Loans, net of allowance	782,071	-	-	783,825	783,825
Bank owned life insurance	14,746	-	14,746	-	14,746
Accrued interest receivable	4,741	-	4,741	-	4,741

Financial Liabilities:
Deposits	$1,057,675	$-	$668,077	$392,991	$1,061,068
Repurchase agreements	39,478	-	39,478	-	39,478
Other borrowings	9,951	-	-	10,560	10,560
Trust preferred capital notes	27,419	-	-	18,162	18,162
Accrued interest payable	610	-	610	-	610

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2014 and December 31, 2013, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$25,880	$15,365
Interest-bearing deposits in other banks	45,466	42,280

	$71,346	$57,645

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,538	$1,750
Income taxes	-	-
Noncash investing and financing activities:
Transfer of loans to other real estate owned	18	331
Unrealized gains (losses) on securities available for sale	1,770	(1,080)

Index

Note 16 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale, net of tax, $(309)	(573)	-	(573)

Reclassification adjustment for gains on securities, net of tax, $(69)	(129)	-	(129)

Balance at March 31, 2013	$9,098	$(2,203)	$6,895

Balance at December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $633	1,176	-	1,176

Reclassification adjustment for gains on securities, net of tax, $(14)	(25)	-	(25)

Balance at March 31, 2014	$4,729	$(1,058)	$3,671

Reclassifications Out of Accumulated Other Comprehensive Income
For the three month periods ending March 31, 2014 and 2013
(in thousands)

For the Three Month Period Ended March 31, 2013	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$198	Securities gains, net
	(69)	Income tax expense
Total reclassifications	$129	Net of tax

For the Three Month Period Ended March 31, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$39	Securities gains, net
	(14)	Income tax expense
Total reclassifications	$25	Net of tax

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:
·	Financial market volatility, including the level of interest rates could affect the values of financial instruments and the amount of net interest income earned;
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

Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2014 presentation.  These reclassifications did not have an impact on net income and were considered immaterial.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended  December 31, 2013.

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

The goal of the Company is to maintain an appropriate, systematic, and consistently applied process to determine the amounts of the ALLL and the provision for loan loss.

Index
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

The specific allowance uses various techniques to arrive at an estimate of loss for specifically identified impaired loans. These include:

·	The present value of expected future cash flows discounted at the loan's effective interest rate. The effective interest rate on a loan is the rate of return implicit in the loan (that is, the contractual interest rate adjusted for any net deferred loan fees or costs and any premium or discount existing at the origination or acquisition of the loan);
·	The loan's observable market price; or
·	The fair value of the collateral, net of estimated selling expenses, if the loan is collateral dependent.

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
Mergers and Acquisitions
Business combinations are accounted for under the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.
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

Index
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

Goodwill Impairment

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2013.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2014 and 2013

For the quarter ended March 31, 2014, the Company reported net income of $3,450,000 compared to $4,151,000 for the comparable quarter in 2013. The $701,000 or 16.9% decrease in earnings was primarily due to the expected large reduction in accretion income from the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended March 31,	2014	2013	$ Change	% Change

Interest income	$11,954	$13,409	$(1,455)	-10.9%
Interest expense	(1,495)	(1,727)	232	-13.4%
Net interest income	10,459	11,682	(1,223)	-10.5%
Provision for loan losses	-	(294)	294	-100.0%
Noninterest income	2,703	2,770	(67)	-2.4%
Noninterest expense	(8,423)	(8,318)	(105)	1.3%
Income tax expense	(1,289)	(1,689)	400	-23.7%

Net income	$3,450	$4,151	$(701)	-16.9%

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

Three months ended March 31, 2014 and 2013

Net interest income on a taxable equivalent basis decreased $1,251,000 or 10.2%, for the first quarter of 2014 compared to the same quarter of 2013.  This decline was mostly driven by lower amounts of accretion income and was partially mitigated by reduced cost of interest bearing liabilities.

For the first quarter of 2014, the Company's yield on interest-earning assets was 4.22%, compared to 4.78% for the first quarter of 2013.  The cost of interest-bearing liabilities was 0.67% compared to 0.77%. The interest rate spread was 3.55% compared to 4.01%.  The net interest margin, on a fully taxable equivalent basis, was 3.71% compared to 4.19%, a reduction of forty eight basis points (0.48%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2014 and 2013.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
	Net Interest Income Analysis
	For the Three Months Ended March 31, 2014 and 2013
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2014	2013	2014	2013	2014	2013
Loans:
Commercial	$120,707	$123,615	$1,472	$1,590	4.95%	5.22%
Real estate	664,772	661,538	8,296	9,728	4.99	5.88
Consumer	4,972	6,103	89	110	7.26	7.31
Total loans	790,451	791,256	9,857	11,428	5.00	5.79

Securities:
Federal agencies & GSEs	68,356	46,006	178	116	1.04	1.01
Mortgage-backed & CMOs	66,631	79,432	403	380	2.42	1.91
State and municipal	193,542	189,056	1,899	1,932	3.92	4.09
Other	16,623	11,854	127	95	3.06	3.21
Total securities	345,152	326,348	2,607	2,523	3.02	3.09

Deposits in other banks	51,301	53,820	33	29	0.26	0.22

Total interest-earning assets	1,186,904	1,171,424	12,497	13,980	4.22	4.78

Non-earning assets	115,735	124,826

Total assets	$1,302,639	$1,296,250

Deposits:
Demand	$168,080	$154,555	22	32	0.05	0.08
Money market	192,871	172,481	75	93	0.16	0.22
Savings	86,898	82,696	14	20	0.07	0.10
Time	382,380	414,090	1,118	1,291	1.19	1.26
Total deposits	830,229	823,822	1,229	1,436	0.60	0.71

Customer repurchase agreements	37,797	50,296	2	21	0.02	0.17
Long-term borrowings	37,373	37,399	264	270	2.83	2.89
Total interest-bearing
liabilities	905,399	911,517	1,495	1,727	0.67	0.77

Noninterest bearing demand deposits	221,385	214,313
Other liabilities	5,809	5,900
Shareholders' equity	170,046	164,520
Total liabilities and
shareholders' equity	$1,302,639	$1,296,250

Interest rate spread					3.55%	4.01%
Net interest margin					3.71%	4.19%

Net interest income (taxable equivalent basis)			11,002	12,253
Less: Taxable equivalent adjustment			543	571
Net interest income			$10,459	$11,682

Index

	Three months ended March 31,
	2014 vs. 2013
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(118)	$(81)	$(37)
Real estate	(1,432)	(1,479)	47
Consumer	(21)	(1)	(20)
Total loans	(1,571)	(1,561)	(10)
Securities:
Federal agencies	62	4	58
Mortgage-backed	23	90	(67)
State and municipal	(33)	(78)	45
Other securities	32	(5)	37
Total securities	84	11	73
Deposits in other banks	4	5	(1)
Total interest income	(1,483)	(1,545)	62

Interest expense
Deposits:
Demand	(10)	(13)	3
Money market	(18)	(28)	10
Savings	(6)	(7)	1
Time	(173)	(78)	(95)
Total deposits	(207)	(126)	(81)
Customer repurchase agreements	(19)	(15)	(4)
Long-term borrowings	(6)	(6)	-
Total interest expense	(232)	(147)	(85)
Net interest income	$(1,251)	$(1,398)	$147

Noninterest Income

All comparisons discussed below are between the first quarter of 2014 and the first quarter of 2013.

Noninterest income decreased to $2,703,000 in 2014 from $2,770,000 in 2013, a decrease of $67,000 or 2.4%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $1,122,000 in 2014 from $588,000 in 2013, an increase of $534,000 or 90.8%.  This increase was primarily the result of a one-time $330,000 customer refund, paid in the first quarter of 2013, related to an error in a trust agreement going back two decades. This error was detected during a review and has been resolved and recorded as a reduction in trust income. A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $413,000 in 2014 compared to $409,000 in 2013, an increase of $4,000 or 1.0%.

Other fees and commissions were $444,000 in 2014 compared to $459,000 in 2013, a decrease of $15,000 or 3.3%.

Mortgage banking income was $263,000 in 2014 compared to $718,000 in 2013, a decrease of $455,000 or 63.4%. Recent increases in mortgage interest rates have slowed demand for residential mortgage loans and have, accordingly, reduced volume and income.  Secondary mortgage loan volume is down 49.4% for the quarter compared to the same quarter last year.

Index
Securities gains were $39,000 in 2014 compared to $198,000 in 2013.

Other income was $422,000 in 2014 compared to $398,000 in 2013, an increase of $24,000 or 6.0%.

Noninterest Expense

All comparisons discussed below are between the first quarter of 2014 and the first quarter of 2013.

Noninterest expense was $8,423,000 in 2014 compared to $8,318,000 in 2013, an increase of $105,000 or 1.3%.  The major factors impacting that change are discussed below.

Salaries were $3,538,000 in 2014 compared to $3,439,000 in 2013, an increase of $99,000 or 2.9%.

Employee benefits were $975,000 in 2014 compared to $899,000 in 2013, an increase of $76,000 or 8.5%.

Occupancy expense was $936,000 in 2014 compared to $916,000 in 2013, an increase of $20,000 or 2.2%.

The Federal Deposit Insurance Corporation ("FDIC") assessment for deposit insurance was $164,000 in 2014 compared to $161,000 in 2013, an increase of $3,000 or 1.9%.

Bank franchise tax expense was $222,000 in 2014 compared to $187,000 in 2013, an increase of $35,000 or 18.7% due primarily to growth in capital.

Core deposit intangible amortization was $331,000 in 2014 compared to $420,000 in 2013, a decrease of $89,000 or 21.2%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Data processing expense was $348,000 in 2014 compared to $277,000 in 2013. an increase of $71,000 or 25.6%.  The increase in this expense category, and the following one, software, is related to increased utilization of the Company's new core information management system and adding new services, e.g. instant issue debit cards.

Software expense was $262,000 in 2014 compared to $212,000 in 2013, an increase of $50,000 or 23.6%.  This increase was primarily due to upgrades to our data processing infrastructure.

Foreclosed real estate, net, was $16,000 for 2014 compared to $243,000 for 2013, a decrease of $227,000 or 93.4%.  This expense category is historically volatile period to period and the overall level of foreclosed real estate has been declining as well as impairment charges for changes in collateral values.

Other expenses were $1,631,000 in 2014 compared to $1,564,000 in 2014, an increase of $67,000 or 4.3%.

Income Taxes

The effective tax rate for the first quarter of 2014 was 27.2% compared to 28.9% for 2013.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Index

Fair Value Impact to Net Income

The following table presents the impact for the three month period ended March 31, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income:

			March 31, 2014
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2013	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(5,010)	$487	$(4,519)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	440	(1,842)	(2)
FHLB advances	Expense	87	(6)	81
Trust preferred securities	Expense	1,964	(25)	1,939
Net Interest Income			896

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(235)	$2,734
Net non-interest expense			(235)

Change in pretax income			$661

(1) - Remaining discount balance includes $4,000 of charge-offs against the mark.
(2) - Accretion includes $88,000 associated with loan payoffs during the quarter. Remaining discount balance includes $236,000 in reclassifications from the non-accretable difference.

Index
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

(1) - Remaining discount balance includes $11,000 in charge-offs against the mark.
(2) - Accretion includes $177,000 associated with loan payoffs during the quarter. Remaining discount balance includes $250,000 in reclassifications from the non-accretable difference.

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

The available for sale securities portfolio was $349,123,000 at March 31, 2014 compared to $346,124,000 at December 31, 2013, an increase of $2,999,000 or 0.9%.  At March 31, 2014, the available for sale portfolio had an amortized cost of $341,848,000, resulting in a net unrealized gain of $7,275,000.  At December 31, 2013, the available for sale portfolio had an amortized cost of $340,619,000, resulting in a net unrealized gain of $5,505,000.

Even in light of recent changes in the bond market interest rates, the Company is aware of the relatively low current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company will attempt to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Total loans were $783,369,000 at March 31, 2014, compared to $794,671,000 at December 31, 2013, a decrease of $11,302,000 or 1.4%. The largest driver of this decline was the unanticipated early payoff of a $7.6 million commercial real estate loan participation.

Loans held for sale totaled $1,389,000 at March 31, 2014 and $2,760,000 at December 31, 2013, a decrease of $1,371,000 or 49.7%. This decrease was directly related to changes in the residential mortgage loan market, driven by increases in mortgage rates.  Secondary mortgage loan volume was down 49.4% for the three month period in 2014 compared to the same period last year.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(in thousands)	2014	2013

Commercial	$119,042	$122,553
Commercial real estate:
Construction and land development	40,458	41,822
Commercial real estate	358,362	364,616
Residential real estate:
Residential	170,517	171,917
Home equity	89,081	87,797
Consumer	5,909	5,966
Total loans	$783,369	$794,671

Index

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At March 31, 2014, the ALLL was $12,614,000 compared to $12,600,000 at December 31, 2013. The ALLL as a percentage of loans was 1.61% and 1.59%, respectively. During the first three months of 2014, the allowance for loan losses increased by $14,000 or 0.1% and the loan portfolio decreased by $11,302,000 or 1.4%.

In an effort to better evaluate the adequacy of its ALLL, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually, or smaller balance nonaccrual loans evaluated in homogeneous pools. It also adjusts its loan loss reserve balance total by removing allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.72% at March 31, 2014, compared to 1.75% at December 31, 2013. On a dollar basis, the reserve was $11,581,000 at March 31, 2014, compared to $11,610,000 at December 31, 2013. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest risk. This reserve peaked at 1.98% in December 2012, shortly after the MidCarolina merger transaction. Management considers the methodical and gradual reduction of the level of this reserve directionally consistent with all major asset quality metrics related to the inherent risk in the portfolio.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 8.12% at March 31, 2014, compared to 9.27% at December 31, 2013. On a dollar basis, the reserve was $574,000 at March 31, 2014, compared to $559,000 at December 31, 2013. The modest increase in dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. The change in the percentage was related to the addition of small balance, homogenous loans in nonaccrual status, with strong collateral positions, and no related dollar impairment.

The allowance also includes reserves related to acquired loans with deteriorated credit quality. This reserve was $459,000 at March 31, 2014, compared to $431,000 at December 31, 2013. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.

Index
The following table presents the Company's loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Three Months Ended	Year Ended
	March 31,	December 31,
	2014	2013

Balance at beginning of period	$12,600	$12,118

Charge-offs:
Construction and land development	-	-
Commercial real estate	-	164
Residential real estate	-	213
Home equity	53	156
Total real estate	53	533
Commercial and industrial	-	129
Consumer	20	175
Total charge-offs	73	837

Recoveries:
Construction and land development	4	227
Commercial real estate	10	96
Residential real estate	19	179
Home equity	24	65
Total real estate	57	567
Commercial and industrial	8	335
Consumer	22	123
Total recoveries	87	1,025

Net charge-offs (recoveries)	(14)	(188)
Provision for loan losses	-	294
Balance at end of period	$12,614	$12,600

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios

	March 31,	December 31,
	2014	2013

Allowance to loans	1.61%	1.59%
Net charge-offs (recoveries) to allowance (1)	(0.44)	(1.49)
Net charge-offs (recoveries) to average loans (1)	(0.01)	(0.02)
Nonperforming assets to total assets	0.68	0.65
Nonperforming loans to loans	0.71	0.64
Provision to net charge-offs (recoveries) (1)	0.00	(156.38)
Provision to average loans (1)	0.00	0.04
Allowance to nonperforming loans	226.99	248.47

(1) - annualized

Index

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.71% at March 31, 2014 and 0.64% at December 31, 2013.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.68% of total assets at March 31, 2014, up from 0.65% at December 31, 2013.  Included in nonperforming assets were $1,172,000 in troubled debt restructurings at March 31,2014 and $1,190,000 at December 31, 2013.

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

The $5,557,000 in nonaccrual loans shown on the following table includes $2,933,000 in impaired loans individually evaluated for impairment. The remaining $2,624,000 in nonaccrual loans are pools of smaller balance, homogenous loans, which were collectively evaluated for impairment. Based on their collateral position and an improving payment history that still warrants nonaccrual status under stringent policy guideline, these loans were considered to have no impairment. These loans are exclusive of $15,909,000 in loans with deteriorated credit quality acquired from the MidCarolina merger.

The following table presents the Company's nonperforming assets.

Nonperforming Assets
(in thousands)

	March 31,	December 31,
	2014	2013
Nonaccrual loans:
Real estate	$5,545	$5,060
Commercial	9	11
Consumer	3	-
Total nonaccrual loans	5,557	5,071

Loans past due 90 days
and accruing interest:
Real estate	-	-
Total past due loans	-	-

Total nonperforming loans	5,557	5,071

Foreclosed real estate	3,233	3,422

Total nonperforming assets	$8,790	$8,493

Index

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired.

Impaired Loans
(in thousands)

	March 31,	December 31,
	2014	2013

Accruing	$1,513	$958
Nonaccruing	5,557	5,071
Total impaired loans	$7,070	$6,029

Included in the impaired loan totals were $2,078,000 in troubled debt restructured loans at March 31, 2014 and $2,100,000 at December 31, 2013.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were $3,233,000 and $3,422,000 as of March 31, 2014 and December 31, 2013, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

The following table shows the Company's Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	March 31,	December 31,
	2014	2013

Construction and land development	$1,683	$1,683
Farmland	-	-
1-4 family residential	1,211	1,400
Multifamily (5 or more) residential	-	-
Commercial real estate	339	339
	$3,233	$3,422

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,051,249,000 at March 31, 2014 compared to $1,057,675,000 at December 31, 2013, a decrease of $6,426,000 or 0.6%.

Index
Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to our shareholders.

Shareholders' equity was $170,499,000 at March 31, 2014 compared to $167,551,000 at December 31, 2014, an increase of $2,948,000 or 1.8%.

The Company paid cash dividends of $0.23 per share during the first quarter of 2014 while the aggregate basic and diluted earnings per share for the same period were $0.44 per share.

Banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or "risk weights," be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines, capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholders' equity and trust preferred capital notes, while Tier 2 capital consists of qualifying allowance for loan losses.  At least half of the total capital is required to be Tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder, Tier 2 capital, consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  "Total" capital is the combination of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 2 capital by average quarterly assets less intangible assets.

The regulatory guidelines require that minimum total capital (Tier 1 plus Tier 2) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier 1 capital.  At March 31, 2014, the Company's Tier 1 and total capital ratios were 17.27% and 18.53%, respectively.  At December 31, 2013, these ratios were 16.88% and 18.14%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.16% and 11.81% at March 31, 2014 and December 31, 2013, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of March 31, 2014, that the Company met the requirements to be considered "well capitalized."

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

Index
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2014, principal advance obligations to the FHLB consisted of $9,919,000 in fixed-rate, long-term advances compared to $9,951,000 at December 31, 2013.  The Company also had outstanding $72,700,000 in letters of credit at March 31, 2014 and at December 31, 2013. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Short-term borrowing is discussed in Note 7 and long-term borrowing is discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at March 31, 2014.

The Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2014 and December, 31, 2013, were $23,273,000 and $22,375,000, respectively.

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	March 31,	December 31,
	2014	2013

Commitments to extend credit	$185,766	$179,272
Standby letters of credit	2,917	3,405
Mortgage loan rate-lock commitments	5,814	5,913

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2014 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of March 31, 2014 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	March 31, 2014
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4%	$5,602	13.3%
Up 3%	4,172	9.9%
Up 2%	2,720	6.4%
Up 1%	1,226	2.9%

Index

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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2014 (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	March 31, 2014

Change in interest rates	Amount	$ Change	% Change

Up 4%	$223,082	$21,595	10.7%
Up 3%	219,769	18,282	9.1%
Up 2%	214,930	13,443	6.7%
Up 1%	208,182	6,695	3.3%
Flat	201,487	-

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

     There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
        There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 12, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
(a)  Required 8-K disclosures
None
(b)  Changes in Nominating Process
None

Item 6.	Exhibits
11.0	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2014 and March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – May 12, 2014	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – May 12, 2014	Chief Financial Officer