Form 10-Q
period 2014-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2014-08-08
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 6, 2014, the Company had 7,840,132 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index
Part I.   Financial Information
Item 1.	Financial Statements

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Assets	(Unaudited) June 30, 2014	(Audited) December 31, 2013
Cash and due from banks	$21,295	$19,808
Interest-bearing deposits in other banks	22,948	47,873

Securities available for sale, at fair value	349,719	346,124
Restricted stock, at cost	5,064	4,889
Loans held for sale	118	2,760

Loans, net of unearned income	813,057	794,671
Less allowance for loan losses	(12,763)	(12,600)
Net loans	800,294	782,071

Premises and equipment, net	23,083	23,674
Other real estate owned, net	2,622	3,422
Goodwill	39,043	39,043
Core deposit intangibles, net	2,498	3,159
Bank owned life insurance	14,945	14,746
Accrued interest receivable and other assets	19,019	19,943
Total assets	$1,300,648	$1,307,512

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$228,588	$229,347
Demand deposits -- interest bearing	189,700	167,736
Money market deposits	165,090	185,270
Savings deposits	88,539	85,724
Time deposits	363,883	389,598
Total deposits	1,035,800	1,057,675

Short-term borrowings:
Customer repurchase agreements	38,420	39,478
Other short-term borrowings	12,000	-
Long-term borrowings	9,924	9,951
Trust preferred capital notes	27,470	27,419
Accrued interest payable and other liabilities	4,951	5,438
Total liabilities	1,128,565	1,139,961

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 7,840,132 shares outstanding at June 30, 2014 and 7,890,697 shares outstanding at December 31, 2013	7,840	7,891
Capital in excess of par value	56,944	58,050
Retained earnings	102,152	99,090
Accumulated other comprehensive income, net	5,147	2,520
Total shareholders' equity	172,083	167,551
Total liabilities and shareholders' equity	$1,300,648	$1,307,512

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$9,687	$11,358
Interest and dividends on securities:
Taxable	968	851
Tax-exempt	1,016	1,045
Dividends	74	54
Other interest income	35	39
Total interest and dividend income	11,780	13,347

Interest Expense:
Interest on deposits	1,161	1,369
Interest on short-term borrowings	2	14
Interest on long-term borrowings	81	82
Interest on trust preferred capital notes	185	189
Total interest expense	1,429	1,654

Net Interest Income	10,351	11,693
Provision for Loan Losses	150	-

Net Interest Income After Provision for Loan Losses	10,201	11,693

Noninterest Income:
Trust fees	1,017	944
Service charges on deposit accounts	431	429
Other fees and commissions	493	463
Mortgage banking income	275	531
Securities gains, net	150	1
Other	334	318
Total noninterest income	2,700	2,686

Noninterest Expense:
Salaries	3,638	3,503
Employee benefits	847	867
Occupancy and equipment	910	872
FDIC assessment	165	161
Bank franchise tax	231	185
Core deposit intangible amortization	330	421
Data processing	345	310
Software	235	249
Foreclosed real estate, net	(9)	193
Other	1,673	1,667
Total noninterest expense	8,365	8,428
Income Before Income Taxes	4,536	5,951
Income Taxes	1,303	1,741
Net Income	$3,233	$4,210

Net Income Per Common Share:
Basic	$0.41	$0.54
Diluted	$0.41	$0.53
Average Common Shares Outstanding:
Basic	7,872,079	7,867,222
Diluted	7,879,854	7,876,969

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Six Months Ended June 30
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$19,534	$22,753
Interest and dividends on securities:
Taxable	1,932	1,729
Tax-exempt	2,051	2,097
Dividends	149	109
Other interest income	68	68
Total interest and dividend income	23,734	26,756

Interest Expense:
Interest on deposits	2,390	2,805
Interest on short-term borrowings	4	35
Interest on long-term borrowings	161	164
Interest on trust preferred capital notes	369	377
Total interest expense	2,924	3,381

Net Interest Income	20,810	23,375
Provision for Loan Losses	150	294

Net Interest Income After Provision for Loan Losses	20,660	23,081

Noninterest Income:
Trust fees	2,139	1,532
Service charges on deposit accounts	844	838
Other fees and commissions	937	922
Mortgage banking income	538	1,249
Securities gains, net	189	199
Other	756	716
Total noninterest income	5,403	5,456

Noninterest Expense:
Salaries	7,176	6,942
Employee benefits	1,822	1,766
Occupancy and equipment	1,846	1,788
FDIC assessment	329	322
Bank franchise tax	453	372
Core deposit intangible amortization	661	841
Data processing	693	587
Software	497	461
Foreclosed real estate, net	7	436
Other	3,304	3,231
Total noninterest expense	16,788	16,746
Income Before Income Taxes	9,275	11,791
Income Taxes	2,592	3,430
Net Income	$6,683	$8,361

Net Income Per Common Share:
Basic	$0.85	$1.06
Diluted	$0.85	$1.06
Average Common Shares Outstanding:
Basic	7,886,232	7,862,719
Diluted	7,896,541	7,872,351

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands) (Unaudited)

	Three Months Ended June 30
	2014	2013

Net income	$3,233	$4,210

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	2,422	(7,299)
Income tax (expense) benefit	(848)	2,554

Reclassification adjustment for gains on securities	(150)	(1)
Income tax expense	52	1

Other comprehensive income (loss)	1,476	(4,745)

Comprehensive income (loss)	$4,709	$(535)

	Six Months Ended June
	2014	2013

Net income	$6,683	$8,361

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	4,231	(8,181)
Income tax (expense) benefit	(1,481)	2,863

Reclassification adjustment for gains on securities	(189)	(199)
Income tax expense	66	70

Other comprehensive income (loss)	2,627	(5,447)

Comprehensive income	$9,310	$2,914

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2014 and 2013
(Dollars in thousands except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	8,361	-	8,361

Other comprehensive loss	-	-	-	(5,447)	(5,447)

Stock options exercised	6	96	-	-	102

Equity based compensation	19	274	-	-	293

Cash dividends declared, $0.46 per share	-	-	(3,619)	-	(3,619)

Balance, June 30, 2013	$7,872	$57,581	$95,333	$2,150	$162,936

Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	-	-	6,683	-	6,683

Other comprehensive income	-	-	-	2,627	2,627

Stock repurchased and retired	(70)	(1,430)	-	-	(1,500)

Equity based compensation	19	324	-	-	343

Cash dividends declared, $0.46 per share	-	-	(3,621)	-	(3,621)

Balance, June 30, 2014	$7,840	$56,944	$102,152	$5,147	$172,083

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(Dollars in thousands) (Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net income	$6,683	$8,361
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	294
Depreciation	857	854
Net accretion of acquisition accounting adjustments	(1,500)	(4,050)
Core deposit intangible amortization	661	841
Net amortization (accretion) of securities	1,303	1,617
Net gain on sale or call of securities	(189)	(199)
Gain on sale of loans held for sale	(426)	(1,099)
Proceeds from sales of loans held for sale	34,344	58,268
Originations of loans held for sale	(31,276)	(47,415)
Net gain on foreclosed real estate	(152)	(139)
Valuation allowance on foreclosed real estate	46	294
Equity based compensation expense	343	293
Deferred income tax expense (benefit)	212	(1,874)
Net change in interest receivable	168	(99)
Net change in other assets	(1,070)	1,619
Net change in interest payable	(20)	(51)
Net change in other liabilities	(467)	(53)
Net cash provided by operating activities	9,667	17,462

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	6,477	2,627
Proceeds from maturities, calls and paydowns of securities available for sale	35,795	32,216
Purchases of securities available for sale	(42,939)	(49,530)
Net change in restricted stock	(175)	407
Net increase in loans	(17,197)	(2,222)
Purchases of premises and equipment	(266)	(580)
Proceeds from sales of foreclosed real estate	1,292	1,518
Net cash used in investing activities	(17,013)	(15,564)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	3,840	22,413
Net change in time deposits	(25,715)	(3,477)
Net change in customer repurchase agreements	(1,058)	(7,970)
Net change in other short-term borrowings	12,000	-
Net change in long-term borrowings	(38)	(75)
Common stock dividends paid	(3,621)	(3,619)
Repurchase of stock	(1,500)	-
Proceeds from exercise of stock options	-	102
Net cash (used in) provided by financing activities	(16,092)	7,374

Net (Decrease) Increase in Cash and Cash Equivalents	(23,438)	9,272

Cash and Cash Equivalents at Beginning of Period	67,681	47,442

Cash and Cash Equivalents at End of Period	$44,243	$56,714

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

Note 2 – Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.
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

Index
In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU applies to any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

            In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities", from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation", for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures".  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

            In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)", should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$80,585	$233	$149	$80,669
Mortgage-backed and CMOs	59,920	1,323	229	61,014
State and municipal	189,003	8,373	133	197,243
Corporate	9,664	69	58	9,675
Equity securities	1,000	118	-	1,118
Total securities available for sale	$340,172	$10,116	$569	$349,719

	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$66,241	$126	$486	$65,881
Mortgage-backed and CMOs	69,168	1,085	645	69,608
State and municipal	193,251	5,999	517	198,733
Corporate	10,959	4	164	10,799
Equity securities	1,000	103	-	1,103
Total securities available for sale	$340,619	$7,317	$1,812	$346,124

Index
Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The FRB requires the Bank to maintain stock with a par value equal to 6.0% of its common stock and paid-in surplus.  One-half of this amount is paid to the Federal Reserve Bank and the remaining half is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.  The FHLB requires the Bank to maintain stock in an amount equal to a specific percentage of the Bank's total assets and 4.5% of outstanding borrowings. The Bank also owns common stock in CBB Financial Corporation, a Community Bankers Bank located in Richmond, Virginia which provides services to community banks that was inherited from the merger with Community First Financial Corporation in 2006 and common stock in Danville Community Development Corporation, a corporation formed by local banks in the Danville, Virginia area that restores dilapidated properties for resale.  The cost of restricted stock at June 30, 2014 and December 31, 2013 were as follows:

(in thousands)	June 30,	December 31,
	2014	2013
FRB stock	$2,165	$2,722
FHLB stock	2,732	2,000
CBB Financial Corporation stock	101	101
Danville Community Development Corporation stock	66	66
Total restricted stock	$5,064	$4,889

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$33,328	$149	$13,801	$32	$19,527	$117
Mortgage-backed and CMOs	12,015	229	1,907	1	10,108	228
State and municipal	14,985	133	7,825	76	7,160	57
Corporate	2,783	58	-	-	2,783	58
Total	$63,111	$569	$23,533	$109	$39,578	$460

GSE debt securities: The unrealized losses on the Company's investment in 16 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 10 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

State and municipal securities:  The unrealized losses on 18 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Corporate securities:  The unrealized losses on three investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2014.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverablity of the par value rather than by recognizing temporary declines is value. The company does not consider restricted stock to be other-than-temoraily impaired at June 30, 2014, and no impairment has been recognized.

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

Other-Than-Temporary-Impaired Securities

As of June 30, 2014 and December 31, 2013, there were no securities classified as having other-than-temporary impairment.

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	June 30, 2014	December 31, 2013

Commercial	$125,163	$122,553
Commercial real estate:
Construction and land development	50,856	41,822
Commercial real estate	366,722	364,616
Residential real estate:
Residential	175,387	171,917
Home equity	89,725	87,797
Consumer	5,204	5,966
Total loans	$813,057	$794,671

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") in connection with the Company's acquisition of MidCarolina for the six months ended June 30, 2014 was approximately $6.1 million. This included $1.6 million in accretion income of which $88,000 was related to loan payoffs and renewals and $410,000 related to recoveries of loans charged off prior to the merger. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Outstanding principal balance	$101,006	$134,099
Carrying amount	93,053	124,828

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies Accounting Standards Codification ("ASC") 310-30, to account for interest earned, at June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Outstanding principal balance	$19,241	$21,014
Carrying amount	15,372	16,644

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30, for the six months ended June 30, 2014. The accretion reflected below includes $88,000 related to loan payoffs.

(in thousands)	Accretable Discount
Balance at December 31, 2013	$2,046
Accretion	(676)
Reclassification from nonaccretable difference	462
Balance at June 30, 2014	$1,832

Index

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2014.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$2	$20	$-	$17	$39	$125,124	$125,163
Commercial real estate:
Construction and land development	-	120	-	306	426	50,430	50,856
Commercial real estate	-	-	-	3,417	3,417	363,305	366,722
Residential:
Residential	395	58	-	1,039	1,492	173,895	175,387
Home equity	-	-	-	440	440	89,285	89,725
Consumer	6	-	-	5	11	5,193	5,204
Total	$403	$198	$-	$5,224	$5,825	$807,232	$813,057

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2013.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$27	$-	$-	$11	$38	$122,515	$122,553
Commercial real estate:
Construction and land development	-	51	-	877	928	40,894	41,822
Commercial real estate	667	-	-	2,879	3,546	361,070	364,616
Residential:
Residential	642	202	-	880	1,724	170,193	171,917
Home equity	109	18	-	424	551	87,246	87,797
Consumer	21	1	-	-	22	5,944	5,966
Total	$1,466	$272	$-	$5,071	$6,809	$787,862	$794,671

Index

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at June 30, 2014.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$24	$24	$-	$16	$1
Commercial real estate:
Construction and land development	298	338	-	609	-
Commercial real estate	1,005	1,036	-	884	4
Residential:
Residential	880	889	-	891	-
Home equity	434	434	-	421	-
Consumer	5	5	-	4	-
	$2,646	$2,726	$-	$2,825	$5
With a related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	600	600	22	604	16
Commercial real estate	2,204	2,224	616	2,228	4
Residential
Residential	4	4	1	4	-
Home equity	-	-	-	-	-
Consumer	17	17	3	17	1
	$2,825	$2,845	$642	$2,853	$21
Total:
Commercial	$24	$24	$-	$16	$1
Commercial real estate:
Construction and land development	898	938	22	1,213	16
Commercial real estate	3,209	3,260	616	3,112	8
Residential:
Residential	884	893	1	895	-
Home equity	434	434	-	421	-
Consumer	22	22	3	21	1
	$5,471	$5,571	$642	$5,678	$26

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

The following table shows the detail of loans modified as troubled debt restructurings ("TDRs")  during the three and six months ended June 30, 2014  included in the impaired loan balances. There were no loans modified as TDRs for the three and six months ended June 30, 2013.

	Loans Modified as a TDR for the Three Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	182	182
Construction and land development	-	-	-
Home Equity	1	8	8
Residential real estate	2	117	117
Consumer	1	4	4
Total	5	$311	$311

	Loans Modified as a TDR for the Six Months Ended June 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	182	182
Construction and land development	-	-	-
Home Equity	1	8	8
Residential real estate	2	117	117
Consumer	1	4	4
Total	5	$311	$311

          During the three and six months ended June 30, 2014 and 2013, the Company had no loans that subsequently defaulted within twelve months of modification.

Index
Risk Grades

The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2014.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$123,824	$45,033	$357,138	$163,897	$87,613
Special Mention	1,294	826	4,526	8,103	1,414
Substandard	45	4,997	5,058	3,387	698
Doubtful	-	-	-	-	-
Total	$125,163	$50,856	$366,722	$175,387	$89,725

                                      Consumer Credit Exposure
                                      Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,199
Nonperforming	5
Total	$5,204

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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.

Index

(in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013

Allowance for Loan Losses
Balance, beginning of period	$12,600	$12,118	$12,118
Provision for loan losses	150	294	294
Charge-offs	(168)	(837)	(467)
Recoveries	181	1,025	731
Balance, end of period	$12,763	$12,600	$12,676

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$210	$201	$201
Provision for (recovery of) loan losses	(51)	9	2
Charge-offs	-	-	-
Balance, end of period	$159	$210	$203

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at June 30, 2014.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
(in thousands)

Allowance for Loan Losses
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	(78)	-	(58)	(32)	-	(168)
Recoveries	36	31	74	40	-	181
Provision for loan losses	96	222	58	(44)	(182)	150
Balance as of June 30, 2014	$1,864	$7,072	$3,764	$63	$-	$12,763

Balance as of June 30, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$638	$1	$3	$-	$642
Collectively evaluated for impairment	1,859	6,181	3,533	60	-	11,633
Loans acquired with deteriorated credit quality	5	253	230	-	-	488
Total	$1,864	$7,072	$3,764	$63	$-	$12,763

Loans
Individually evaluated for impairment	$24	$4,107	$1,318	$22	$-	$5,471
Collectively evaluated for impairment	125,039	405,157	256,836	5,182	-	792,214
Loans acquired with deteriorated credit quality	100	8,314	6,958	-	-	15,372
Total	$125,163	$417,578	$265,112	$5,204	$-	$813,057

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

Index
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

Note 6 – Goodwill and Other Intangible Assets

      The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2014.
Core deposit intangibles resulting from the acquisition of Community First Financial Corporation ("Community First") in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2014, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2013	$39,043	$3,159
Additions	-	-
Amortization	-	(661)
Impairment	-	-
Balance as of June 30, 2014	$39,043	$2,498

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  Other short-term borrowings consist of overnight advances which contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Customer repurchase agreements	$38,420	$39,478
Other short-term borrowings	12,000	-
	$50,420	$39,478

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2014, $389,599,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014			December 31, 2013
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

			March 2014	$38	3.78%
November 2017	$9,924	2.98%	November 2017	9,913	2.98
	$9,924	2.98%		$9,951	3.01%

The advance due in November 2017 is net of a valuation allowance of $76,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2014, the Bank's public deposits totaled $131,879,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2014, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $114,074,000 in agency, state, and municipal securities to provide collateral for such deposits.

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

On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to MidCarolina Trust I and MidCarolinia Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.

In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

	Date	Interest	Maturity	(Amounts in thousands) Principal Amount
Issuing Entity	Issued	Rate	Date	June 30, 2014	December 31, 2013
AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina Trust I	10-29-02	Libor plus	11-07-32	4,126	4,098
		3.45%

MidCarolina Trust II	12-03-03	Libor plus	10-07-33	2,725	2,702
		2.95%

				$27,470	$27,419

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,029,000 and $884,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the six months ended June 30, 2014 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2013	176,747	$24.39
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2014	176,747	$24.39	2.84 years	$177
Exercisable at June 30, 2014	176,747	$24.39	2.84 years	$177

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of June 30, 2014, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Index
Nonvested restricted stock activity for the six months ended June 30, 2014 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2014	33,350	$19.77
Granted	12,702	24.23
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2014	46,052	$21.00

As of June 30, 2014 and December 31, 2013, there was  $450,000 and $337,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.33 years.   The share based compensation expense for nonvested restricted stock was $194,000 and $140,000 during the first six months of 2014 and 2013, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2014, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 6,517 and 7,217 shares and recognized share based compensation expense of $149,000 and $153,000 during the first six months of 2014 and 2013, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,872,079	$0.41	7,867,222	$0.54
Effect of dilutive securities - stock options	7,775	-	9,747	(0.01)
Diluted	7,879,854	$0.41	7,876,969	$0.53

	Six Months Ended June 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,886,232	$0.85	7,862,719	$1.06
Effect of dilutive securities - stock options	10,309	-	9,632	-
Diluted	7,896,541	$0.85	7,872,351	$1.06

Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2014 and 2013, because their effects were antidilutive, averaged 125,145 and 182,620 shares, respectively.

Index
Note 12 – Employee Benefit Plans

The following information pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply.

Components of Net Periodic Benefit Cost (in thousands)	Six Months Ended June 30,
	2014	2013
Service cost	$-	$-
Interest cost	152	72
Expected return on plan assets	(234)	(128)
Recognized net actuarial loss	36	69

Net periodic (benefit) cost	$(46)	$13

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

Amounts shown in the "Other" column includes activities of the Company which are primarily debt service on trust preferred securities and corporate items.  Intersegment eliminations primarily consist of the Company's investment in the Bank.

Index

Segment information as of and for the three and six months ended June 30, 2014 and 2013, is shown in the following table.

	Three Months Ended June 30, 2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,765	$-	$15	$-	$11,780
Interest expense	1,244	-	185	-	1,429
Noninterest income	1,539	1,156	5	-	2,700
Income (loss) before income taxes	4,079	777	(320)	-	4,536
Net income (loss)	2,891	553	(211)	-	3,233
Depreciation and amortization	751	2	-	-	753
Total assets	1,298,664	-	199,621	(197,637)	1,300,648
Capital expenditures	147	-	-	-	147

	Three Months Ended June 30, 2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,347	$-	$-	$-	$13,347
Interest expense	1,465	-	189	-	1,654
Noninterest income	1,608	1,073	5	-	2,686
Income (loss) before income taxes	5,558	682	(289)	-	5,951
Net income (loss)	3,918	483	(191)	-	4,210
Depreciation and amortization	847	4	-	-	851
Total assets	1,292,099	-	190,373	(188,455)	1,294,017
Capital expenditures	402	-	-	-	402

	Six Months Ended June 30, 2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$23,704	$-	$30	$-	$23,734
Interest expense	2,555	-	369	-	2,924
Noninterest income	2,970	2,423	10	-	5,403
Income (loss) before income taxes	8,150	1,651	(526)	-	9,275
Net income (loss)	5,840	1,190	(347)	-	6,683
Depreciation and amortization	1,513	5	-	-	1,518
Total assets	1,298,664	-	199,621	(197,637)	1,300,648
Capital expenditures	266	-	-	-	266

	Six Months Ended June 30, 2013
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$26,756	$-	$-	$-	$26,756
Interest expense	3,004	-	377	-	3,381
Noninterest income	3,686	1,760	10	-	5,456
Income (loss) before income taxes	11,329	978	(516)	-	11,791
Net income (loss)	8,009	693	(341)	-	8,361
Depreciation and amortization	1,687	8	-	-	1,695
Total assets	1,292,099	-	190,373	(188,455)	1,294,017
Capital expenditures	580	-	-	-	580

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

The following describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3).  FRB and FHLB stocks are carried at cost since no ready market exists and there is no quoted market value.  The Company is required to own stock in these entities as long as it is a member.  Therefore, they have been excluded from the following table.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$80,669	$-	$80,669	$-
Mortgage-backed and CMOs	61,014	-	61,014	-
State and municipal	197,243	-	197,243	-
Corporate	9,675	-	9,675	-
Equity	1,118	-	-	1,118
Total	$349,719	$-	$348,601	$1,118

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$65,881	$-	$65,881	$-
Mortgage-backed and CMOs	69,608	-	69,608	-
State and municipal	198,733	-	198,733	-
Corporate	10,799	-	10,799	-
Equity	1,103	-	-	1,103
Total	$346,124	$-	$345,021	$1,103

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2014	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2014
Securities available for sale:

Equity	$1,103	$-	$15	$-	$-	$1,118

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Index
Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2014 or the year ended December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value Measurements at June 30, 2014 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$118	$-	$118	$-
Impaired loans, net of valuation allowance	2,183	-	-	2,183
Other real estate owned	2,622	-	-	2,622

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,760	$-	$2,760	$-
Impaired loans, net of valuation allowance	3,193	-	-	3,193
Other real estate owned	3,422	-	-	3,422

Quantitative Information About Level 3 Fair Value Measurements for June 30, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	6%

Index
The carrying values and estimated fair values of the Company's financial instruments at June 30, 2014 are as follows (in thousands):
	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$44,243	$-	$44,243	$-	$44,243
Securities available for sale	349,719	-	348,601	1,118	349,719
Restricted stock	5,064	-	5,064	-	5,064
Loans held for sale	118	-	118	-	118
Loans, net of allowance	800,294	-	-	803,354	803,354
Bank owned life insurance	14,945	-	14,945	-	14,945
Accrued interest receivable	4,573	-	4,573	-	4,573

Financial Liabilities:
Deposits	$1,035,800	$-	$671,917	$366,983	$1,038,900
Repurchase agreements	38,420	-	38,420	-	38,420
Other short-term borrowings	12,000	-	12,000	-	12,000
Other borrowings	9,924	-	-	10,529	10,529
Trust preferred capital notes	27,470	-	-	20,991	20,991
Accrued interest payable	590	-	590	-	590

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2013 are as follows (in thousands):
	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,681,000	$-	$67,681,000	$-	$67,681,000
Securities available for sale	346,124	-	345,021	1,103	346,124
Restricted stock	4,889	-	4,889	-	4,889
Loans held for sale	2,760	-	2,760	-	2,760
Loans, net of allowance	782,071	-	-	783,825	783,825
Bank owned life insurance	14,746	-	14,746	-	14,746
Accrued interest receivable	4,741	-	4,741	-	4,741

Financial Liabilities:
Deposits	$1,057,675	$-	$668,077	$392,991	$1,061,068
Repurchase agreements	39,478	-	39,478	-	39,478
Other borrowings	9,951	-	-	10,560	10,560
Trust preferred capital notes	27,419	-	-	18,162	18,162
Accrued interest payable	610	-	610	-	610

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

Other short-term borrowings.  The carrying amount is a reasonable estimate of fair value.

Index
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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2014 and December 31, 2013, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information
	Six Months Ended June 30,
	2014	2013
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$21,295	$18,994
Interest-bearing deposits in other banks	22,948	37,720

Cash and cash equivalents	$44,243	$56,714

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,944	$3,432
Income taxes	2,439	3,190
Noncash investing and financing activities:
Transfer of loans to other real estate owned	386	1,049
Unrealized gains (losses) on securities available for sale	4,042	(8,380)

Note 16 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at March 31, 2013	$9,098	$(2,203)	$6,895

Net unrealized losses on securities available for sale, net of tax, $(2,554)	(4,745)	-	(4,745)

Reclassification adjustment for gains on securities, net of tax, $(0)	-	-	-

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

Balance at March 31, 2014	$4,729	$(1,058)	$3,671

Net unrealized gains on securities available for sale, net of tax, $848	1,574	-	1,574

Reclassification adjustment for gains on securities, net of tax, $(52)	(98)	-	(98)

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Index
For the Six Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized gains on securities available for sale, net of tax, $2,863	(5,318)	-	(5,318)

Reclassification adjustment for gains on securities, net of tax, $(70)	(129)	-	(129)

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

Balance at December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized losses on securities available for sale, net of tax, $1,481	2,750	-	2,750

Reclassification adjustment for gains on securities, net of tax, $(66)	(123)	-	(123)

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three and Six Month Periods Ended June 30, 2014
(in thousands)

For the Three Month Period Ended June 30, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$150	Securities gains, net
	(52)	Income tax expense
Total reclassifications	$98	Net of tax

For the Six Month Period Ended June 30, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$189	Securities gains, net
	(66)	Income tax expense
Total reclassifications	$123	Net of tax

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

Index
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

The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, and portfolio concentrations. In the formula allowance for commercial and commercial real estate loans, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  Allowance calculations for consumer loans are calculated based on historical losses for each product category without regard to risk grade as individual risk grades are not assigned to these credits. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.

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

Goodwill Impairment

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2014.

Non-GAAP Presentations

Non-GAAP presentations are provided because the Company believes these may be valuable to investors.  These include (1) the analysis of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011.

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

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2014 and 2013

For the quarter ended June 30, 2014, the Company reported net income of $3,233,000 compared to $4,210,000 for the comparable quarter in 2013. The $977,000 or 23.2% decrease in earnings was primarily due to the expected large reduction in accretion income of $1,358,000 from the merger with MidCarolina.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended June 30,	2014	2013	$ Change	% Change

Interest income	$11,780	$13,347	$(1,567)	-11.7%
Interest expense	(1,429)	(1,654)	225	-13.6%
Net interest income	10,351	11,693	(1,342)	-11.5%
Provision for loan losses	(150)	-	(150)	N/	A
Noninterest income	2,700	2,686	14	0.5%
Noninterest expense	(8,365)	(8,428)	63	-0.7%
Income tax expense	(1,303)	(1,741)	438	-25.2%

Net income	$3,233	$4,210	$(977)	-23.2%

Six months ended June 30, 2014 and 2013

For the six month period ended June 30, 2014, the Company reported net income of $6,683,000 compared to $8,361,000 for the comparable period in 2013. The $1,678,000 or 20.1% decrease in earnings was primarily due to the expected large reduction in accretion income of $2,341,000 from the merger with MidCarolina.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the six months ended June 30,	2014	2013	$ Change	% Change

Interest income	$23,734	$26,756	$(3,022)	-11.3%
Interest expense	(2,924)	(3,381)	457	-13.5%
Net interest income	20,810	23,375	(2,565)	-11.0%
Provision for loan losses	(150)	(294)	144	-49.0%
Noninterest income	5,403	5,456	(53)	-1.0%
Noninterest expense	(16,788)	(16,746)	(42)	-0.3%
Income tax expense	(2,592)	(3,430)	838	-24.4%

Net income	$6,683	$8,361	$(1,678)	-20.1%

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

Three months ended June 30, 2014 and 2013

Net interest income on a taxable equivalent basis decreased $1,375,000 or 11.2%, for the second quarter of 2014 compared to the same quarter of 2013.  This decline was mostly driven by lower amounts of accretion income.

For the second quarter of 2014, the Company's yield on interest-earning assets was 4.16%, compared to 4.73% for the second quarter of 2013.  The cost of interest-bearing liabilities was 0.64% compared to 0.73%. The interest rate spread was 3.52% compared to 4.00%.  The net interest margin, on a fully taxable equivalent basis, was 3.68% compared to 4.16%, a reduction of forty eight basis points (0.48%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2014 and 2013.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
	Net Interest Income Analysis
	For the Three Months Ended June 30, 2014 and 2013
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2014	2013	2014	2013	2014	2013
Loans:
Commercial	$120,216	$132,381	$1,285	$1,605	4.29%	4.86%
Real estate	669,537	656,995	8,325	9,682	4.97	5.89
Consumer	4,992	6,097	87	102	6.99	6.71
Total loans	794,745	795,473	9,697	11,389	4.88	5.73

Securities:
Federal agencies & GSEs	79,284	53,349	227	126	1.15	0.94
Mortgage-backed & CMOs	62,356	76,999	368	338	2.36	1.76
State and municipal	190,821	191,536	1,866	1,927	3.91	4.02
Other	15,265	13,362	121	95	3.17	2.84
Total securities	347,726	335,246	2,582	2,486	2.97	2.97

Deposits in other banks	41,088	46,817	35	39	0.34	0.33

Total interest-earning assets	1,183,559	1,177,536	12,314	13,914	4.16	4.73

Non-earning assets	115,976	124,955

Total assets	$1,299,535	$1,302,491

Deposits:
Demand	$185,601	$164,094	19	28	0.04	0.07
Money market	171,466	169,417	50	78	0.12	0.18
Savings	89,485	84,471	11	17	0.05	0.08
Time	373,790	410,862	1,081	1,246	1.16	1.22
Total deposits	820,342	828,844	1,161	1,369	0.57	0.66

Customer repurchase agreements	40,720	47,081	1	14	0.01	0.12
Other short-term borrowings	571	-	1	-	0.36	-
Long-term borrowings	37,376	37,393	266	271	2.85	2.90
Total interest-bearing
liabilities	899,009	913,318	1,429	1,654	0.64	0.73

Noninterest bearing demand deposits	223,137	216,600
Other liabilities	5,605	6,423
Shareholders' equity	171,784	166,150
Total liabilities and
shareholders' equity	$1,299,535	$1,302,491

Interest rate spread					3.52%	4.00%
Net interest margin					3.68%	4.16%

Net interest income (taxable equivalent basis)			10,885	12,260
Less: Taxable equivalent adjustment			534	567
Net interest income			$10,351	$11,693

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended June 30,
	2014 vs. 2013
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(320)	$(180)	$(140)
Real Estate	(1,357)	(1,539)	182
Consumer	(15)	4	(19)
Total loans	(1,692)	(1,715)	23
Securities:
Federal agencies	101	31	70
Mortgage-backed	30	102	(72)
State and municipal	(61)	(54)	(7)
Other securities	26	19	7
Total securities	96	98	(2)
Deposits in other banks	(4)	1	(5)
Total interest income	(1,600)	(1,616)	16

Interest expense
Deposits:
Demand	(9)	(12)	3
Money market	(28)	(29)	1
Savings	(6)	(7)	1
Time	(165)	(56)	(109)
Total deposits	(208)	(104)	(104)

Customer repurchase agreements	(13)	(11)	(2)
Other borrowings	(4)	(8)	4
Total interest expense	(225)	(123)	(102)
Net interest income	$(1,375)	$(1,493)	$118

Six months ended June 30, 2014 and 2013

Net interest income on a taxable equivalent basis decreased $2,626,000 or 10.7%, for the six months ended June 30, 2014 compared to the same period of 2013.  This decline was mostly driven by lower amounts of accretion income and was partially mitigated by reduced cost of interest bearing liabilities.

For the first six months of 2014, the Company's yield on interest-earning assets was 4.19%, compared to 4.75% for the first six months of 2013.  The cost of interest-bearing liabilities was 0.65% compared to 0.75%. The interest rate spread was 3.54% compared to 4.00%.  The net interest margin, on a fully taxable equivalent basis, was 3.69% compared to 4.18%, a reduction of forty nine basis points (0.49%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2014 and 2013.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
	Net Interest Income Analysis
	For the Six Months Ended June 30, 2014 and 2013
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2014	2013	2014	2013	2014	2013
Loans:
Commercial	$120,460	$128,022	$2,757	$3,195	4.62%	5.03%
Real estate	667,168	659,254	16,621	19,410	4.98	5.89
Consumer	4,982	6,100	176	212	7.12	7.01
Total loans	792,610	793,376	19,554	22,817	4.94	5.76

Securities:
Federal agencies & GSEs	73,850	49,698	405	242	1.10	0.97
Mortgage-backed & CMOs	64,482	78,208	771	718	2.39	1.84
State and municipal	192,174	190,303	3,765	3,859	3.92	4.06
Other	15,940	12,612	248	190	3.11	3.01
Total securities	346,446	330,821	5,189	5,009	3.00	3.03

Deposits in other banks	46,116	50,299	68	68	0.30	0.27

Total interest-earning assets	1,185,172	1,174,496	24,811	27,894	4.19	4.75

Non-earning assets	115,906	124,892

Total assets	$1,301,078	$1,299,388

Deposits:
Demand	$176,889	$159,351	41	60	0.05	0.08
Money market	182,109	170,940	125	171	0.14	0.20
Savings	88,199	83,589	25	37	0.06	0.09
Time	378,061	412,467	2,199	2,537	1.17	1.24
Total deposits	825,258	826,347	2,390	2,805	0.58	0.68

Customer repurchase agreements	39,267	48,679	3	35	0.02	0.14
Other short-term borrowings	287	-	1	-	0.36	-
Long-term borrowings	37,374	37,396	530	541	2.84	2.89
Total interest-bearing
liabilities	902,186	912,422	2,924	3,381	0.65	0.75

Noninterest bearing demand deposits	222,266	215,463
Other liabilities	5,706	6,164
Shareholders' equity	170,920	165,339
Total liabilities and
shareholders' equity	$1,301,078	$1,299,388

Interest rate spread					3.54%	4.00%
Net interest margin					3.69%	4.18%

Net interest income (taxable equivalent basis)			21,887	24,513
Less: Taxable equivalent adjustment			1,077	1,138
Net interest income			$20,810	$23,375

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Six Months Ended June 30,
	2014 vs. 2013
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(438)	$(256)	$(182)
Real Estate	(2,789)	(3,019)	230
Consumer	(36)	3	(39)
Total loans	(3,263)	(3,272)	9
Securities:
Federal agencies	163	34	129
Mortgage-backed	53	193	(140)
State and municipal	(94)	(132)	38
Other securities	58	21	37
Total securities	180	116	64
Deposits in other banks	-	6	(6)
Total interest income	(3,083)	(3,150)	67

Interest expense
Deposits:
Demand	(19)	(25)	6
Money market	(46)	(57)	11
Savings	(12)	(14)	2
Time	(338)	(133)	(205)
Total deposits	(415)	(229)	(186)

Repurchase agreements	(32)	(26)	(6)
Other borrowings	(10)	(14)	4
Total interest expense	(457)	(269)	(188)
Net interest income	$(2,626)	$(2,881)	$255

Noninterest Income

All comparisons discussed below are between the second quarter of 2014 and the second quarter of 2013.

Noninterest income increased to $2,700,000 in 2014 from $2,686,000 in 2013, an increase of $14,000 or 0.5%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts increased to $1,017,000 in 2014 from $944,000 in 2013, an increase of $73,000 or 7.7%.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $431,000 in 2014 compared to $429,000 in 2013, an increase of $2,000 or 0.5%.

Other fees and commissions were $493,000 in 2014 compared to $463,000 in 2013, an increase of $30,000 or 6.5%.

Mortgage banking income was $275,000 in 2014 compared to $531,000 in 2013, a decrease of $256,000 or 48.2%. Recent increases in mortgage interest rates have slowed demand for residential mortgage loans and have, accordingly, reduced volume and income.  Secondary mortgage loan volume is down 21.1% for the quarter compared to the same quarter last year.

Securities gains were $150,000 in 2014 compared to $1,000 in 2013.  The Company selectively took net gains by selling some municipal bonds issued by jurisdictions within states with which the Company had credit or economic concerns.

Other income was $334,000 in 2014 compared to $318,000 in 2013, an increase of $16,000 or 5.0%.

Noninterest Expense

All comparisons discussed below are between the second quarter of 2014 and the second quarter of 2013.

Noninterest expense was $8,365,000 in 2014 compared to $8,428,000 in 2013, a decrease of $63,000 or 0.7%.  The major factors impacting that change are discussed below.

Salaries were $3,638,000 in 2014 compared to $3,503,000 in 2013, an increase of $135,000 or 3.9%.

Employee benefits were $847,000 in 2014 compared to $867,000 in 2013, a decrease of $20,000 or 2.3%.

Occupancy and equipment expense was $910,000 in 2014 compared to $872,000 in 2013, an increase of $38,000 or 4.4%.

The Federal Deposit Insurance Corporation ("FDIC") assessment for deposit insurance was $165,000 in 2014 compared to $161,000 in 2013, an increase of $4,000 or 2.5%.

Index
Bank franchise tax expense was $231,000 in 2014 compared to $185,000 in 2013, an increase of $46,000 or 24.9% due primarily to an immaterial accrual adjustment. The bank franchise tax is computed based on the bank's equity, net of some adjustments.

Core deposit intangible amortization was $330,000 in 2014 compared to $421,000 in 2013, a decrease of $91,000 or 21.6%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Data processing expense was $345,000 in 2014 compared to $310,000 in 2013, an increase of $35,000 or 11.3%.  The increase is related to increased utilization of the Company's new core information management system and adding new features, e.g. instant issue debit cards.

Software expense was $235,000 in 2014 compared to $249,000 in 2013, a decrease of $14,000 or 5.6%.

Foreclosed real estate, net, was a net gain of $9,000 for 2014 compared to a net expense of $193,000 for 2013, a decrease of $202,000 or 104.7%.  This expense category is historically volatile period to period and the overall level of foreclosed real estate has been declining as well as impairment charges for changes in collateral values.  Other real estate owned at June 30, 2014, was $2,622,000, compared to $3,422,000 at December 31, 2013.  This was the largest single component of change between 2014 and 2013.

Other expenses were $1,673,000 in 2014 compared to $1,667,000 in 2014, an increase of $6,000 or 0.4%.

Income Taxes

The effective tax rate for the second quarter of 2014 was 28.7% compared to 29.3% for 2013.

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Fair Value Impact to Net Income

The following table presents the impact for the three month and six month periods ended June 30, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income:

			June 30, 2014
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2013	For the Three Months Ended	For the Six Months Ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(5,010)	$399	$886	$(4,085)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	236	676	(1,832)	(2)
FHLB advances	Expense	87	(5)	(11)	76
Trust preferred securities	Expense	1,964	(26)	(51)	1,913
Net Interest Income			604	1,500

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(236)	(471)	$2,498
Net non-interest expense			(236)	(471)

Change in pretax income			$368	$1,029

(1) - Remaining discount balance includes $35,000 moved to other real estate owned and $4,000 in charge-offs against the mark
(2) - Remaining discount balance includes $462,000 in reclassifications from the non-accretable difference

Index

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

The available for sale securities portfolio was $349,719,000 at June 30, 2014 compared to $346,124,000 at December 31, 2013, an increase of $3,595,000 or 1.0%.  At June 30, 2014, the available for sale portfolio had an amortized cost of $340,172,000, resulting in a net unrealized gain of $9,547,000.  At December 31, 2013, the available for sale portfolio had an amortized cost of $340,619,000, resulting in a net unrealized gain of $5,505,000.

The Company is aware of the relatively low, acutely uncertain current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company will attempt to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Total loans were $813,057,000 at June 30, 2014, compared to $794,671,000 at December 31, 2013, an increase of $18,386,000 or 2.3%. The increase in the loan portfolio was entirely booked during the second quarter, when the portfolio grew $29,687,000 or 3.8%.

Loans held for sale totaled $118,000 at June 30, 2014 and $2,760,000 at December 31, 2013, a decrease of $2,642,000 or 95.7%. This decrease was directly related to changes in the residential mortgage loan market, driven by increases in mortgage rates.  Secondary mortgage loan volume was down 34.7% for the six month period in 2014 compared to the same period last year.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2014 and December 31, 2013.

Index
	June 30,	December 31,
(in thousands)	2014	2013

Commercial	$125,163	$122,553
Commercial real estate:
Construction and land development	50,856	41,822
Commercial real estate	366,722	364,616
Residential real estate:
Residential	175,387	171,917
Home equity	89,725	87,797
Consumer	5,204	5,966
Total loans	$813,057	$794,671

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At June 30, 2014, the ALLL was $12,763,000 compared to $12,600,000 at December 31, 2013. The ALLL as a percentage of loans was 1.57% and 1.59%, respectively.  The gradual decrease in the allowance as a percentage of loans was driven by improvement in loss history combined with improving qualitative risk factors, including strong asset quality metrics and some improvement in local and national economic factors.  During the first six months of 2014, the allowance for loan losses increased by $163,000 or 1.3%, provision expense increased by $150,000, and the loan portfolio increased by $18,386,000 or 2.3%.

In an effort to better evaluate the adequacy of its ALLL, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually or smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. It also adjusts its ASC 450 loan loss reserve balance total by removing allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.64% at June 30, 2014, compared to 1.75% at December 31, 2013. On a dollar basis, the reserve was $11,633,000 at June 30, 2014, compared to $11,610,000 at December 31, 2013. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk. This reserve peaked at 1.98% in December 2012, shortly after the MidCarolina merger transaction. Management considers the methodical and gradual reduction of the level of this reserve directionally consistent with the inherent risk in the loan portfolio, as evidenced by all major asset quality metrics and some improvement in economic related qualitative factors.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 11.73% at June 30, 2014, compared to 9.27% at December 31, 2013. On a dollar basis, the reserve was $642,000 at June 30, 2014, compared to $559,000 at December 31, 2013. The modest increase in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. The change in the percentage was mostly related to the addition of small balance, homogenous loans in nonaccrual status, with strong collateral positions, and no related dollar impairment.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $488,000 at June 30, 2014, compared to $431,000 at December 31, 2013. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.

The following table presents the Company's loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Six Months Ended	Year Ended
	June 30,	December 31,
	2014	2013

Balance at beginning of period	$12,600	$12,118

Charge-offs:
Construction and land development	-	-
Commercial real estate	-	164
Residential real estate	4	213
Home equity	54	156
Total real estate	58	533
Commercial and industrial	78	129
Consumer	32	175
Total charge-offs	168	837

Recoveries:
Construction and land development	11	227
Commercial real estate	20	96
Residential real estate	36	179
Home equity	38	65
Total real estate	105	567
Commercial and industrial	36	335
Consumer	40	123
Total recoveries	181	1,025

Net charge-offs (recoveries)	(13)	(188)
Provision for loan losses	150	294
Balance at end of period	$12,763	$12,600

Index
Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios

	June 30,	December 31,
	2014	2013

Allowance to loans	1.57%	1.59%
Net charge-offs (recoveries) to allowance (1)	(0.20)	(1.49)
Net charge-offs (recoveries) to average loans (1)	(0.00)	(0.02)
Nonperforming assets to total assets	0.60	0.65
Nonperforming loans to loans	0.64	0.64
Provision to net charge-offs (recoveries) (1)	(1153.85)	(156.38)
Provision to average loans (1)	0.04	0.04
Allowance to nonperforming loans	244.31	248.47

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.64% at June 30, 2014 and  December 31, 2013.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.60% of total assets at June 30, 2014, down from 0.65% at December 31, 2013.

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

The $5,224,000 in nonaccrual loans shown on the following table includes: $3,200,000 in impaired loans individually evaluated for impairment; $1,369,000 in nonaccrual loan pools of smaller balance, homogenous loans, which were collectively evaluated for impairment (based on their collateral position and an improving payment history that still warrants nonaccrual status under stringent policy guidelines, these loans were considered to have no dollar impairment); and $655,000 in loans with deteriorated credit quality acquired from the MidCarolina 2011 merger.

The following table presents the Company's nonperforming assets.

Nonperforming Assets
(in thousands)

	June 30,	December 31,
	2014	2013
Nonaccrual loans:
Real estate	$5,202	$5,060
Commercial	17	11
Consumer	5	-
Total nonaccrual loans	5,224	5,071

Loans past due 90 days
and accruing interest:	-	-

Total nonperforming loans	5,224	5,071

Foreclosed real estate	2,622	3,422

Total nonperforming assets	$7,846	$8,493

Index
Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans.

Impaired Loans
(in thousands)

	June 30,	December 31,
	2014	2013

Accruing	$902	$958
Nonaccruing	4,569	5,071
Total impaired loans	$5,471	$6,029

Included in the impaired loan totals were $2,353,000 in troubled debt restructured loans at June 30, 2014 and $2,100,000 at December 31, 2013.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were $2,622,000 and $3,422,000 as of June 30, 2014 and December 31, 2013, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

The following table shows the Company's Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	June 30,	December 31,
	2014	2013

Construction and land development	$1,664	$1,683
1-4 family residential	797	1,400
Commercial real estate	161	339
	$2,622	$3,422

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,035,800,000 at June 30, 2014 compared to $1,057,675,000 at December 31, 2013, a decrease of $21,875,000 or 2.1%. The decline in deposits is related to lower levels of time deposits.  The Company will adjust its time deposit pricing strategy appropriately with current market conditions and the liquidity requirements for the Bank. The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter 2014 was 0.57%, down from 0.66% for the second quarter 2013.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $172,083,000 at June 30, 2014 compared to $167,551,000 at December 31, 2013, an increase of $4,532,000 or 2.7%.

The Company paid cash dividends of $0.46 per share during the first six months of 2014 while the aggregate basic and diluted earnings per share for the same period was $0.85 per share.

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

Index
The regulatory guidelines require that minimum total capital (Tier 1 plus Tier 2) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier 1 capital.  At June 30, 2014, the Company's Tier 1 and total capital ratios were 16.79% and 18.04%, respectively.  At December 31, 2013, these ratios were 16.88% and 18.14%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.24% and 11.81% at June 30, 2014 and December 31, 2013, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of June 30, 2014, that the Company met the requirements to be considered "well capitalized."

Stock Repurchase Program

In prior years the Company had, in the normal course of business, operated certain stock repurchase programs. Authority to repurchase shares under these programs has been expired for some time. On April 17, 2014, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The program authorizes the repurchase of up to 250,000 shares of the Company's common shares over a two year period. The share purchase limit is equal to approximately 3% of the 7.9 million shares then outstanding at the time the Board approved the program.

Between late April and late May, 2014, the plan repurchased 69,784 shares at an average cost of $21.45 per share, for a total cost of approximately $1.5 million. Repurchase transactions have been consistently executed at less than book value per common share.

In early June 2014, the Company elected to establish a 10b5-1 plan with Raymond James & Associates, Inc. ("Raymond James").  This plan will operate until October 31, 2014. The plan authorizes Raymond James to buy on behalf of the Company, even during closed window periods, subject to certain price and volume limitations. The maximum number of shares that can be purchased under the 10b5-1 plan is 50,000 shares. No shares have been purchased by Raymond James under the 10b5-1 plan as of mid-July 2014 because the stock price has remained above the price level set in the plan that would allow Raymond James to make repurchases.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2014, principal advance obligations to the FHLB consisted of $9,924,000 in fixed-rate, long-term advances and $12,000,000 short-term advances compared to $9,951,000 in fixed-rate advances at December 31, 2013.  The Company also had outstanding $72,700,000 in letters of credit at June 30, 2014 and at December 31, 2013. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at June 30, 2014.

The Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2014 and December, 31, 2013, were $24,274,000 and $22,375,000, respectively.

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

Index

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	June 30,	December 31,
	2014	2013

Commitments to extend credit	$184,505	$179,272
Standby letters of credit	4,004	3,405
Mortgage loan rate-lock commitments	2,322	5,913

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2014 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Index
Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of June 30, 2014 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.  Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	June 30, 2014
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4%	$5,160	12.3%
Up 3%	3,858	9.2%
Up 2%	2,531	6.0%
Up 1%	1,160	2.8%

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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2014 (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	June 30, 2014

Change in interest rates	Amount	$ Change	% Change

Up 4%	$216,943	$26,742	14.1%
Up 3%	213,633	23,432	12.3%
Up 2%	208,414	18,213	9.6%
Up 1%	200,561	10,360	5.4%
Flat	190,201	-

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

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
        There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 12, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        On April 17, 2014, the Company's Board of Directors authorized a share repurchase program of up to 250,000 shares of the Company's outstanding common stock for a period of two years.  Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.  The actual timing, number, and value of shares repurchased under the program will be determined by management.

   The following schedule summarizes the Company's total monthly stock repurchase activity for the three months ended June 30, 2014:

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 30, 2014	-	$-	-	250,000
May 31, 2014	66,579	21.48	66,579	183,421
June 30, 2014	3,205	21.85	3,205	180,216
Total	69,784	$21.49	69,784

Item 3.	Defaults Upon Senior Securities
  None

Item 4.	Mine Safety Disclosures
  Not applicable

Item 5.	Other Information
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
101            Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2013, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2014 and June 30, 2013, (v) the Consolidated   Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – August 8, 2014	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – August 8, 2014	Chief Financial Officer