Form 10-Q
period 2014-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2014-11-10
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	☐	No	☒

At November 6, 2014, the Company had 7,846,454 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index
PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Assets	(Unaudited) September 30, 2014	(Audited) December 31, 2013
Cash and due from banks	$22,699	$19,808
Interest-bearing deposits in other banks	58,278	47,873

Securities available for sale, at fair value	328,534	346,124
Restricted stock, at cost	4,529	4,889
Loans held for sale	811	2,760

Loans, net of unearned income	816,588	794,671
Less allowance for loan losses	(12,620)	(12,600)
Net loans	803,968	782,071

Premises and equipment, net	23,085	23,674
Other real estate owned, net	2,364	3,422
Goodwill	39,043	39,043
Core deposit intangibles, net	2,271	3,159
Bank owned life insurance	15,044	14,746
Accrued interest receivable and other assets	18,531	19,943
Total assets	$1,319,157	$1,307,512

Liabilities
Liabilities:
Demand deposits -- noninterest bearing	$244,469	$229,347
Demand deposits -- interest bearing	185,982	167,736
Money market deposits	173,192	185,270
Savings deposits	88,226	85,724
Time deposits	359,191	389,598
Total deposits	1,051,060	1,057,675

Customer repurchase agreements	51,945	39,478
Long-term borrowings	9,930	9,951
Trust preferred capital notes	27,495	27,419
Accrued interest payable and other liabilities	5,562	5,438
Total liabilities	1,145,992	1,139,961

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 7,843,454 shares outstanding at September 30, 2014 and 7,890,697 shares outstanding at December 31, 2013	7,843	7,891
Capital in excess of par value	57,087	58,050
Retained earnings	103,515	99,090
Accumulated other comprehensive income, net	4,720	2,520
Total shareholders' equity	173,165	167,551
Total liabilities and shareholders' equity	$1,319,157	$1,307,512

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$9,864	$11,100
Interest and dividends on securities:
Taxable	918	845
Tax-exempt	966	1,056
Dividends	72	67
Other interest income	32	38
Total interest and dividend income	11,852	13,106

Interest Expense:
Interest on deposits	1,120	1,338
Interest on short-term borrowings	4	3
Interest on long-term borrowings	82	82
Interest on trust preferred capital notes	186	190
Total interest expense	1,392	1,613

Net Interest Income	10,460	11,493
Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	10,460	11,493

Noninterest Income:
Trust fees	992	1,077
Service charges on deposit accounts	441	452
Other fees and commissions	479	471
Mortgage banking income	342	464
Securities gains, net	315	4
Other	412	299
Total noninterest income	2,981	2,767

Noninterest Expense:
Salaries	3,714	3,610
Employee benefits	799	856
Occupancy and equipment	933	933
FDIC assessment	157	163
Bank franchise tax	216	187
Core deposit intangible amortization	227	330
Data processing	361	305
Software	248	198
Foreclosed real estate, net	141	245
Merger related expense	268	-
Other	1,763	1,628
Total noninterest expense	8,827	8,455
Income Before Income Taxes	4,614	5,805
Income Taxes	1,446	1,562
Net Income	$3,168	$4,243

Net Income Per Common Share:
Basic	$0.40	$0.54
Diluted	$0.40	$0.54
Average Common Shares Outstanding:
Basic	7,841,078	7,877,901
Diluted	7,851,735	7,892,015

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Nine Months Ended September 30
	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$29,398	$33,853
Interest and dividends on securities:
Taxable	2,850	2,574
Tax-exempt	3,017	3,153
Dividends	221	176
Other interest income	100	106
Total interest and dividend income	35,586	39,862

Interest Expense:
Interest on deposits	3,510	4,143
Interest on short-term borrowings	8	38
Interest on long-term borrowings	243	246
Interest on trust preferred capital notes	555	567
Total interest expense	4,316	4,994

Net Interest Income	31,270	34,868
Provision for Loan Losses	150	294

Net Interest Income After Provision for Loan Losses	31,120	34,574

Noninterest Income:
Trust fees	3,131	2,609
Service charges on deposit accounts	1,285	1,290
Other fees and commissions	1,416	1,393
Mortgage banking income	880	1,713
Securities gains, net	504	203
Other	1,168	1,015
Total noninterest income	8,384	8,223

Noninterest Expense:
Salaries	10,890	10,552
Employee benefits	2,621	2,622
Occupancy and equipment	2,779	2,721
FDIC assessment	486	485
Bank franchise tax	669	559
Core deposit intangible amortization	888	1,171
Data processing	1,054	892
Software	745	659
Foreclosed real estate, net	148	681
Merger related expense	268	-
Other	5,067	4,859
Total noninterest expense	25,615	25,201
Income Before Income Taxes	13,889	17,596
Income Taxes	4,038	4,992
Net Income	$9,851	$12,604

Net Income Per Common Share:
Basic	$1.25	$1.60
Diluted	$1.25	$1.60
Average Common Shares Outstanding:
Basic	7,871,016	7,867,835
Diluted	7,881,441	7,878,961

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended September 30,
	2014	2013

Net income	$3,168	$4,243

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(343)	193
Income tax (expense) benefit	121	(67)

Reclassification adjustment for gains on securities	(315)	(4)
Income tax expense	110	1

Other comprehensive income (loss)	(427)	123

Comprehensive income	$2,741	$4,366

	Nine Months Ended September 30,
	2014	2013

Net income	$9,851	$12,604

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	3,888	(7,988)
Income tax (expense) benefit	(1,360)	2,796

Reclassification adjustment for gains on securities	(504)	(203)
Income tax expense	176	71

Other comprehensive income (loss)	2,200	(5,324)

Comprehensive income	$12,051	$7,280

The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	-	-	12,604	-	12,604

Other comprehensive loss	-	-	-	(5,324)	(5,324)

Stock options exercised	17	292	-	-	309

Equity based compensation	22	402	-	-	424

Cash dividends declared, $0.69 per share	-	-	(5,433)	-	(5,433)

Balance, September 30, 2013	$7,886	$57,905	$97,762	$2,273	$165,826

Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	-	-	9,851	-	9,851

Other comprehensive income	-	-	-	2,200	2,200

Stock repurchased and retired	(70)	(1,438)	-	-	(1,508)

Equity based compensation	22	475	-	-	497

Cash dividends declared, $0.69 per share	-	-	(5,426)	-	(5,426)

Balance, September 30, 2014	$7,843	$57,087	$103,515	$4,720	$173,165

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands) (Unaudited)

	2014	2013
Cash Flows from Operating Activities:
Net income	$9,851	$12,604
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	294
Depreciation	1,274	1,284
Net accretion of acquisition accounting adjustments	(2,064)	(5,809)
Core deposit intangible amortization	888	1,171
Net amortization of securities	1,916	2,430
Net gain on sale or call of securities	(504)	(203)
Gain on sale of loans held for sale	(686)	(1,466)
Proceeds from sales of loans held for sale	40,813	78,936
Originations of loans held for sale	(38,178)	(67,537)
Net gain on foreclosed real estate	(100)	(86)
Valuation allowance on foreclosed real estate	46	327
Equity based compensation expense	497	424
Deferred income tax expense (benefit)	396	(1,388)
Net change in interest receivable	(916)	107
Net change in other assets	450	2,529
Net change in interest payable	(29)	(100)
Net change in other liabilities	153	537
Net cash provided by operating activities	13,957	24,054

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,667	2,627
Proceeds from maturities, calls and paydowns of securities available for sale	52,901	41,961
Purchases of securities available for sale	(47,006)	(67,378)
Net change in restricted stock	360	402
Net increase in loans	(20,276)	(5,943)
Purchases of premises and equipment	(685)	(723)
Proceeds from sales of foreclosed real estate	1,498	3,286
Net cash provided by (used in) investing activities	459	(25,768)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	23,792	50,700
Net change in time deposits	(30,407)	(7,006)
Net change in customer repurchase agreements	12,467	(5,916)
Net change in long-term borrowings	(38)	(113)
Common stock dividends paid	(5,426)	(5,433)
Repurchase of stock	(1,508)	-
Proceeds from exercise of stock options	-	309
Net cash (used in) provided by financing activities	(1,120)	32,541

Net Increase in Cash and Cash Equivalents	13,296	30,827

Cash and Cash Equivalents at Beginning of Period	67,681	47,442

Cash and Cash Equivalents at End of Period	$80,977	$78,269

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

Index
In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606". This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities", from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation", for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern".  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Note 3 – Securities

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$69,911	$177	$145	$69,943
Mortgage-backed and CMOs	59,916	1,197	241	60,872
State and municipal	180,340	7,985	128	188,197
Corporate	8,478	13	82	8,409
Equity securities	1,000	113	-	1,113
Total securities available for sale	$319,645	$9,485	$596	$328,534

Index
	December 31, 2013
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities available for sale:
Federal agencies and GSEs	$66,241	$126	$486	$65,881
Mortgage-backed and CMOs	69,168	1,085	645	69,608
State and municipal	193,251	5,999	517	198,733
Corporate	10,959	4	164	10,799
Equity securities	1,000	103	-	1,103
Total securities available for sale	$340,619	$7,317	$1,812	$346,124

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The FRB requires the Bank to maintain stock with a par value equal to 6.0% of its common stock and paid-in surplus.  One-half of this amount is paid to the Federal Reserve Bank and the remaining half is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.  The FHLB requires the Bank to maintain stock in an amount equal to a specific percentage of the Bank's total assets and 4.5% of outstanding borrowings. The Bank also owns common stock in CBB Financial Corporation, a Community Bankers Bank located in Richmond, Virginia which provides services to community banks that was inherited from the merger with Community First Financial Corporation in 2006 and common stock in Danville Community Development Corporation, a corporation formed by local banks in the Danville, Virginia area that restores dilapidated properties for resale.  The cost of restricted stock at September 30, 2014 and December 31, 2013 were as follows:

(in thousands)	September 30,	December 31,
	2014	2013
FRB stock	$1,625	$2,722
FHLB stock	2,737	2,000
CBB Financial Corporation stock	101	101
Danville Community Development Corporation stock	66	66
Total restricted stock	$4,529	$4,889

Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

	Total		Less than 12 Months		12 Months or More
(in thousands)	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Federal agencies and GSEs	$30,126	$145	$10,613	$30	$19,513	$115
Mortgage-backed and CMOs	14,362	241	8,315	28	6,047	213
State and municipal	14,539	128	8,217	66	6,322	62
Corporate	5,039	82	2,285	11	2,754	71
Total	$64,066	$596	$29,430	$135	$34,636	$461

GSE debt securities: The unrealized losses on the Company's investment in 14 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 14 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

State and municipal securities:  The unrealized losses on 15 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Corporate securities:  The unrealized losses on five investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2014.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverablity of the par value rather than by recognizing temporary declines in value. The company does not consider restricted stock to be other-than-temoraily impaired at September 30, 2014, and no impairment has been recognized.

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

Other-Than-Temporary-Impaired Securities

As of September 30, 2014 and December 31, 2013, there were no securities classified as having other-than-temporary impairment.

Note 4 - Loans

Segments

Loans, excluding loans held for sale, were comprised of the following:

(in thousands)	September 30, 2014	December 31, 2013

Commercial	$126,437	$122,553
Commercial real estate:
Construction and land development	47,060	41,822
Commercial real estate	371,743	364,616
Residential real estate:
Residential	175,091	171,917
Home equity	90,952	87,797
Consumer	5,305	5,966
Total loans	$816,588	$794,671

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") in connection with the Company's acquisition of MidCarolina for the nine months ended September 30, 2014 was approximately $8.5 million. This included $2.2 million in accretion income of which $88,000 was related to loan payoffs and renewals and $290,000 related to recoveries of loans charged off prior to the merger. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at September 30, 2014 and December 31, 2013 are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Outstanding principal balance	$92,092	$134,099
Carrying amount	84,711	124,828

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies Accounting Standards Codification ("ASC") 310-30, to account for interest earned, at September 30, 2014 and December 31, 2013 are as follows:

(in thousands)	September 30, 2014	December 31, 2013
Outstanding principal balance	$18,780	$21,014
Carrying amount	14,847	16,644

The following table presents changes in the accretable discount on acquired impaired loans, for which the Company applies ASC 310-30, for the nine months ended September 30, 2014. The accretion reflected below includes $88,000 related to loan payoffs.

(in thousands)	Accretable Discount
Balance at December 31, 2013	$2,046
Accretion	(862)
Reclassification from nonaccretable difference	443
Balance at September 30, 2014	$1,627

Index

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2014.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$-	$-	$-	$2	$2	$126,435	$126,437
Commercial real estate:
Construction and land development	-	-	-	290	290	46,770	47,060
Commercial real estate	-	-	-	3,399	3,399	368,344	371,743
Residential:
Residential	389	6	-	590	985	174,106	175,091
Home equity	205	-	-	211	416	90,536	90,952
Consumer	2	-	-	2	4	5,301	5,305
Total	$596	$6	$-	$4,494	$5,096	$811,492	$816,588

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2013.

(in thousands)	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$27	$-	$-	$11	$38	$122,515	$122,553
Commercial real estate:
Construction and land development	-	51	-	877	928	40,894	41,822
Commercial real estate	667	-	-	2,879	3,546	361,070	364,616
Residential:
Residential	642	202	-	880	1,724	170,193	171,917
Home equity	109	18	-	424	551	87,246	87,797
Consumer	21	1	-	-	22	5,944	5,966
Total	$1,466	$272	$-	$5,071	$6,809	$787,862	$794,671

Index

Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at September 30, 2014.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9	$9	$-	$14	$1
Commercial real estate:
Construction and land development	291	333	-	504	-
Commercial real estate	984	990	-	919	-
Residential:
Residential	511	523	-	768	-
Home equity	205	205	-	350	-
Consumer	2	2	-	3	-
	$2,002	$2,062	$-	$2,558	$1
With a related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	582	582	11	597	25
Commercial real estate	2,202	2,229	631	2,219	13
Residential
Residential	4	4	1	4	-
Home equity	-	-	-	-	-
Consumer	16	16	3	17	1
	$2,804	$2,831	$646	$2,837	$39
Total:
Commercial	$9	$9	$-	$14	$1
Commercial real estate:
Construction and land development	873	915	11	1,101	25
Commercial real estate	3,186	3,219	631	3,138	13
Residential:
Residential	515	527	1	772	-
Home equity	205	205	-	350	-
Consumer	18	18	3	20	1
	$4,806	$4,893	$646	$5,395	$40

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

The following table shows the detail of loans modified as troubled debt restructurings ("TDRs")  during the nine months ended September 30, 2014 included in the impaired loan balances. There were no loans modified as TDRs for the three months ended September 30, 2014 and 2013 or the nine months ended September 30, 2013.

	Loans Modified as a TDR for the Nine Months Ended September 30, 2014
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	182	179
Construction and land development	-	-	-
Home Equity	1	8	8
Residential real estate	2	121	115
Consumer	-	-	-
Total	4	$311	$302

          During the three and nine months ended September 30, 2014 and 2013, the Company had no loans that subsequently defaulted within twelve months of modification.

Index
Risk Grades

The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2014.

(in thousands)
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$124,768	$41,573	$361,955	$164,460	$88,773
Special Mention	1,659	624	5,400	7,484	1,624
Substandard	10	4,863	4,388	3,147	555
Doubtful	-	-	-	-	-
Total	$126,437	$47,060	$371,743	$175,091	$90,952

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,303
Nonperforming	2
Total	$5,305

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

Index
Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below:

The reserve for unfunded loan commitments is included in other liabilities.
(in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013

Allowance for Loan Losses
Balance, beginning of period	$12,600	$12,118	$12,118
Provision for loan losses	150	294	294
Charge-offs	(398)	(837)	(629)
Recoveries	268	1,025	901
Balance, end of period	$12,620	$12,600	$12,684

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$210	$201	$201
Provision for (recovery of) loan losses	(55)	9	1
Charge-offs	-	-	-
Balance, end of period	$155	$210	$202

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at September 30, 2014.

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
(in thousands)
Allowance for Loan Losses
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	(101)	-	(240)	(57)	-	(398)
Recoveries	42	51	113	62	-	268
Provision for loan losses	70	139	156	(33)	(182)	150
Balance as of September 30, 2014	$1,821	$7,009	$3,719	$71	$-	$12,620

Balance as of September 30, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$642	$1	$3	$-	$646
Collectively evaluated for impairment	1,818	6,118	3,495	68	-	11,499
Loans acquired with deteriorated credit quality	3	249	223	-	-	475
Total	$1,821	$7,009	$3,719	$71	$-	$12,620

Loans
Individually evaluated for impairment	$9	$4,059	$720	$18	$-	$4,806
Collectively evaluated for impairment	126,386	405,601	259,661	5,287	-	796,935
Loans acquired with deteriorated credit quality	42	9,143	5,662	-	-	14,847
Total	$126,437	$418,803	$266,043	$5,305	$-	$816,588

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

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2014, are as follows (in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2013	$39,043	$3,159
Additions	-	-
Amortization	-	(888)
Impairment	-	-
Balance as of September 30, 2014	$39,043	$2,271

Note 7 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  Other short-term borrowings consist of overnight advances which contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Customer repurchase agreements	$51,945	$39,478
	$51,945	$39,478

Note 8 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2014, $395,857,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014			December 31, 2013
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

			March 2014	$38	3.78%
November 2017	$9,930	2.98%	November 2017	9,913	2.98
	$9,930	2.98%		$9,951	3.01%

The advance due in November 2017 is net of a valuation allowance of $70,000. The original valuation allowance recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2014, the Bank's public deposits totaled $126,973,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2014, the Company had $72,000,000 in letters of credit with the FHLB outstanding, as well as $111,237,000 in agency, state, and municipal securities to provide collateral for such deposits.

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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below:

	Date	Interest	Maturity	(Amounts in thousands) Principal Amount
Issuing Entity	Issued	Rate	Date	September 30, 2014	December 31, 2013
AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina Tust I	10-29-02	Libor plus	11-07-32	4,140	4,098
		3.45%

MidCarolina Trust II	12-03-03	Libor plus	10-07-33	2,736	2,702
		2.95%

				$27,495	$27,419

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,015,000 and $872,000, respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

A summary of stock option transactions for the nine months ended September 30, 2014 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2013	176,747	$24.39
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2014	176,747	$24.39	2.58 years	$238
Exercisable at September 30, 2014	176,747	$24.39	2.58 years	$238

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of September 30, 2014, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

Index
Nonvested restricted stock activity for the nine months ended September 30, 2014 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2014	33,350	$19.77
Granted	12,702	24.23
Vested	5,602	18.39
Forfeited	-	-
Nonvested at September 30, 2014	40,450	$21.36

As of September 30, 2014 and December 31, 2013, there was  $377,000 and $337,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.27 years.   The share based compensation expense for nonvested restricted stock was $267,000 and $211,000 during the first nine months of 2014 and 2013, respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (i) $3,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $4,688. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2014, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 10,239 and 7,217 shares and recognized share based compensation expense of $230,000 and $213,000 during the first nine months of 2014 and 2013, respectively.

Note 11 – Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,841,078	$0.40	7,877,901	$0.54
Effect of dilutive securities - stock options	10,657	-	14,114	-
Diluted	7,851,735	$0.40	7,892,015	$0.54

	Nine Months Ended
	September 30,
	2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	7,871,016	$1.25	7,867,835	$1.60
Effect of dilutive securities - stock options	10,425	-	11,126	-
Diluted	7,881,441	$1.25	7,878,961	$1.60

Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2014 and 2013, because their effects were antidilutive, averaged 120,277 and 182,620 shares, respectively.

Index
Note 12 – Employee Benefit Plans

The following information pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply.

	Nine Months Ended
Components of Net Periodic Benefit Cost (in thousands)	September 30,
	2014	2013
Service cost	$-	$-
Interest cost	228	216
Expected return on plan assets	(351)	(384)
Recognized net actuarial loss	54	207

Net periodic (benefit) cost	$(69)	$39

Note 13 – Segment and Related Information

The Company has two reportable segments, (i) community banking and  (ii) trust and investment services.

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

Index

Segment information as of and for the three and nine months ended September 30, 2014 and 2013, is shown in the following table.

	Three Months Ended September 30, 2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,837	$-	$15	$-	$11,852
Interest expense	1,206	-	186	-	1,392
Noninterest income	1,800	1,177	4	-	2,981
Income (loss) before income taxes	4,205	633	(224)	-	4,614
Net income (loss)	2,886	430	(148)	-	3,168
Depreciation and amortization	641	3	-	-	644
Total assets	1,317,189	-	200,757	(198,789)	1,319,157
Capital expenditures	419	-	-	-	419

	Three Months Ended September 30, 2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,093	$-	$13	$-	$13,106
Interest expense	1,423	-	190	-	1,613
Noninterest income	1,567	1,195	5	-	2,767
Income (loss) before income taxes	5,150	849	(194)	-	5,805
Net income (loss)	3,754	616	(127)	-	4,243
Depreciation and amortization	757	3	-	-	760
Total assets	1,322,205	-	193,290	(191,310)	1,324,185
Capital expenditures	139	4	-	-	143

	Nine Months Ended September 30, 2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$35,541	$-	$45	$-	$35,586
Interest expense	3,761	-	555	-	4,316
Noninterest income	4,770	3,600	14	-	8,384
Income (loss) before income taxes	12,355	2,284	(750)	-	13,889
Net income (loss)	8,726	1,620	(495)	-	9,851
Depreciation and amortization	2,154	8	-	-	2,162
Total assets	1,317,189	-	200,757	(198,789)	1,319,157
Capital expenditures	685	-	-	-	685

	Nine Months Ended September 30, 2013
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$39,849	$-	$13	$-	$39,862
Interest expense	4,427	-	567	-	4,994
Noninterest income	5,253	2,955	15	-	8,223
Income (loss) before income taxes	16,479	1,827	(710)	-	17,596
Net income (loss)	11,763	1,309	(468)	-	12,604
Depreciation and amortization	2,444	11	-	-	2,455
Total assets	1,322,205	-	193,290	(191,310)	1,324,185
Capital expenditures	719	4	-	-	723

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis during the period (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$69,943	$-	$69,943	$-
Mortgage-backed and CMOs	60,872	-	60,872	-
State and municipal	188,197	-	188,197	-
Corporate	8,409	-	8,409	-
Equity	1,113	-	-	1,113
Total	$328,534	$-	$327,421	$1,113

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$65,881	$-	$65,881	$-
Mortgage-backed and CMOs	69,608	-	69,608	-
State and municipal	198,733	-	198,733	-
Corporate	10,799	-	10,799	-
Equity	1,103	-	-	1,103
Total	$346,124	$-	$345,021	$1,103

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2014	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2014
Securities available for sale:

Equity	$1,103	$-	$10	$-	$-	$$1,113

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Index
Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2014 or the year ended December 31, 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2014 Using
	Balance as of September 30,,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$811	$-	$811	$-
Impaired loans, net of valuation allowance	2,158	-	-	2,158
Other real estate owned	2,364	-	-	2,364

	Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,760	$-	$2,760	$-
Impaired loans, net of valuation allowance	3,193	-	-	3,193
Other real estate owned	3,422	-	-	3,422

Quantitative Information About Level 3 Fair Value Measurements for September 30, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	6%

Index

      The carrying values and estimated fair values of the Company's financial instruments at September 30, 2014 are as follows (in thousands):

	Fair Value Measurements at September 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$80,977	$-	$80,977	$-	$80,977
Securities available for sale	328,534	-	327,421	1,113	328,534
Restricted stock	4,529	-	4,529	-	4,529
Loans held for sale	811	-	811	-	811
Loans, net of allowance	803,968	-	-	806,753	806,753
Bank owned life insurance	15,044	-	15,044	-	15,044
Accrued interest receivable	4,345	-	4,345	-	4,345

Financial Liabilities:
Deposits	$1,051,060	$-	$691,869	$361,059	$1,052,928
Repurchase agreements	51,945	-	51,945	-	51,945
Other borrowings	9,930	-	-	10,447	10,447
Trust preferred capital notes	27,495	-	-	21,134	21,134
Accrued interest payable	581	-	581	-	581

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2013 are as follows (in thousands):

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,681	$-	$67,681	$-	$67,681
Securities available for sale	346,124	-	345,021	1,103	346,124
Restricted stock	4,889	-	4,889	-	4,889
Loans held for sale	2,760	-	2,760	-	2,760
Loans, net of allowance	782,071	-	-	783,825	783,825
Bank owned life insurance	14,746	-	14,746	-	14,746
Accrued interest receivable	4,741	-	4,741	-	4,741

Financial Liabilities:
Deposits	$1,057,675	$-	$668,077	$392,991	$1,061,068
Repurchase agreements	39,478	-	39,478	-	39,478
Other borrowings	9,951	-	-	10,560	10,560
Trust preferred capital notes	27,419	-	-	18,162	18,162
Accrued interest payable	610	-	610	-	610

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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2014 and December 31, 2013, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$22,699	$24,071
Interest-bearing deposits in other banks	58,278	54,198

Cash and cash equivalents	$80,977	$78,269

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,345	$5,094
Income taxes	3,211	4,275
Noncash investing and financing activities:
Transfer of loans to other real estate owned	386	1,549
Unrealized gains (losses) on securities available for sale	3,384	(8,191)

Note 16 – Accumulated Other Comprehensive Income

Changes in each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at June 30, 2013	$4,353	$(2,203)	$2,150

Net unrealized gains on securities available for sale, net of tax, $67	126	-	126

Reclassification adjustment for gains on securities, net of tax, $(1)	(3)	-	(3)

Balance at September 30, 2013	$4,476	$(2,203)	$2,273

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Net unrealized losses on securities available for sale, net of tax, $(121)	(222)	-	(222)

Reclassification adjustment for gains on securities, net of tax, $(110)	(205)	-	(205)

Balance at September 30, 2014	$5,778	$(1,058)	$4,720

Index
For the Nine Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale, net of tax, $(2,796)	(5,192)	-	(5,192)

Reclassification adjustment for gains on securities, net of tax, $(71)	(132)	-	(132)

Balance at September 30, 2013	$4,476	$(2,203)	$2,273

Balance at December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $1,360	2,528	-	2,528

Reclassification adjustment for gains on securities, net of tax, $(176)	(328)	-	(328)

Balance at September 30, 2014	$5,778	$(1,058)	$4,720

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three and Nine Month Periods Ended September 30, 2014
(in thousands)

For the Three Month Period Ended September 30, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$315	Securities gains, net
	(110)	Income tax expense
Total reclassifications	$205	Net of tax

For the Nine Month Period Ended September 30, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$504	Securities gains, net
	(176)	Income tax expense
Total reclassifications	$328	Net of tax

Note 16 – Proposed Merger

On August 25, 2014, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated August 24, 2014, with MainStreet Bankshares, Inc. ("MainStreet"), pursuant to which it will acquire MainStreet in a business combination transaction.  MainStreet is headquartered in Martinsville, Virginia and the transaction will expand the Company's footprint into the Roanoke, Virginia metropolitan statistical area adding three branches in Franklin County.  The Company expects that it will have approximately $1.5 billion in assets upon completion of the merger.

Pursuant and subject to the terms of the merger agreement, as a result of the merger, the holders of shares of MainStreet common stock will receive 0.482 shares of the Company's common stock and $3.46 in cash for each share of MainStreet common stock held immediately prior to the effective date of the merger.

Subject to customary closing conditions, including regulatory and shareholder approvals, the Company expects the merger to close in early January 2015. Following completion of the merger, MainStreet's subsidiary bank, Franklin Community Bank, will be merged into American National Bank and Trust Company.

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

Index
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

Index
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

Non-GAAP Presentations

Non-GAAP presentations are provided because the Company believes these may be valuable to investors.  These include (1) the analysis of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net interest income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011.

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

ANNOUNCED ACQUISITION

On August 25, 2014, the Company and MainStreet BankShares, Inc. ("MainStreet") (OTCBB: MREE) announced the signing of a definitive agreement that calls for MainStreet to merge with and into the Company in a transaction valued at approximately $24.2 million at the time of the announcement. The transaction will expand the Company's footprint into the Roanoke Metropolitan Statistical Area, adds three banking offices in the Franklin County and Smith Mountain Lake areas, and will result in the Company having assets of approximately $1.5 billion. Management expects the transaction to close in early January 2015, pending approval from MainStreet's shareholders and approval from banking regulators.

MainStreet is the holding company for Franklin Community Bank N. A. ("Franklin").  MainStreet has loans of $127 million, assets of $166 million, and deposits of $139 million as of June 30, 2014. Franklin provides banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended September 30, 2014 and 2013

For the quarter ended September 30, 2014, the Company reported net income of $3,168,000 compared to $4,243,000 for the comparable quarter in 2014. The $1,075,000 or 25.3% decrease in earnings was primarily due to the expected large reduction in accretion income of $1,127,000 from the mid-2011 merger with MidCarolina.
SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended September 30,	2014	2013	$ Change	% Change

Interest income	$11,852	$13,106	$(1,254)	-9.6%
Interest expense	(1,392)	(1,613)	221	-13.7%
Net interest income	10,460	11,493	(1,033)	-9.0%
Provision for loan losses	-	-	-	-%
Noninterest income	2,981	2,767	214	7.7%
Noninterest expense	(8,827)	(8,455)	(372)	4.4%
Income tax expense	(1,446)	(1,562)	116	-7.4%

Net income	$3,168	$4,243	$(1,075)	-25.3%

Index

Nine months ended September 30, 2014 and 2013

For the nine month period ended September 30, 2014, the Company reported net income of $9,851,000 compared to $12,604,000 for the comparable period in 2013. The $2,753,000 or 21.8% decrease in earnings was primarily due to the expected large reduction in accretion income of $3,468,000 from the mid-2011 merger with MidCarolina.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the nine months ended September 30,	2014	2013	$ Change	% Change

Interest income	$35,586	$39,862	$(4,276)	-10.7%
Interest expense	(4,316)	(4,994)	678	-13.6%
Net interest income	31,270	34,868	(3,598)	-10.3%
Provision for loan losses	(150)	(294)	144	-49.0%
Noninterest income	8,384	8,223	161	2.0%
Noninterest expense	(25,615)	(25,201)	(414)	1.6%
Income tax expense	(4,038)	(4,992)	954	-19.1%

Net income	$9,851	$12,604	$(2,753)	-21.8%

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

Three months ended September 30, 2014 and 2013

Net interest income on a taxable equivalent basis decreased $1,097,000 or 9.1%, for the third quarter of 2014 compared to the same quarter of 2013.  This decline was mostly driven by lower amounts of accretion income and was partially mitigated by reduced cost of interest-bearing liabilities.

For the third quarter of 2014, the Company's yield on interest-earning assets was 4.14%, compared to 4.59% for the third quarter of 2013.  The cost of interest-bearing liabilities was 0.62% compared to 0.70%. The interest rate spread was 3.52% compared to 3.89%.  The net interest margin, on a fully taxable equivalent basis, was 3.68% compared to 4.06%, a reduction of thirty eight-basis points (0.38%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2014 and 2013.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
	Net Interest Income Analysis
	For the Three Months Ended September 30, 2014 and 2013
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2014	2013	2014	2013	2014	2013
Loans:
Commercial	$126,340	$126,745	$1,339	$1,511	4.20%	4.73%
Real estate	686,682	663,539	8,451	9,517	4.92	5.74
Consumer	4,540	5,671	85	104	7.43	7.28
Total loans	817,562	795,955	9,875	11,132	4.83	5.59

Securities:
Federal agencies & GSEs	72,828	55,543	212	126	1.16	0.91
Mortgage-backed & CMOs	58,365	72,505	345	322	2.36	1.78
State and municipal	183,679	195,673	1,783	1,945	3.88	3.98
Other	14,583	15,861	114	116	3.13	2.93
Total securities	329,455	339,582	2,454	2,509	2.98	2.96

Deposits in other banks	45,744	54,307	32	38	0.28	0.28

Total interest-earning assets	1,192,761	1,189,844	12,361	13,679	4.14	4.59

Non-earning assets	116,359	117,503

Total assets	$1,309,120	$1,307,347

Deposits:
Demand	$189,208	$163,825	15	25	0.03	0.06
Money market	167,777	184,428	51	83	0.12	0.18
Savings	88,456	84,390	10	17	0.04	0.08
Time	360,826	401,662	1,044	1,213	1.15	1.20
Total deposits	806,267	834,305	1,120	1,338	0.55	0.64

Customer repurchase agreements	45,725	46,712	2	3	0.02	0.03
Other short-term borrowings	2,215	-	2	-	0.36	-
Long-term borrowings	37,406	37,388	268	272	2.87	2.91
Total interest-bearing
liabilities	891,613	918,405	1,392	1,613	0.62	0.70

Noninterest bearing demand deposits	238,646	218,819
Other liabilities	6,368	6,993
Shareholders' equity	172,493	163,130
Total liabilities and
shareholders' equity	$1,309,120	$1,307,347

Interest rate spread					3.52%	3.89%
Net interest margin					3.68%	4.06%

Net interest income (taxable equivalent basis)			10,969	12,066
Less: Taxable equivalent adjustment			509	573
Net interest income			$10,460	$11,493

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended September 30
	2014 vs. 2013
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(172)	$(167)	$(5)
Real Estate	(1,066)	(1,389)	323
Consumer	(19)	2	(21)
Total loans	(1,257)	(1,554)	297
Securities:
Federal agencies	86	41	45
Mortgage-backed	23	94	(71)
State and municipal	(162)	(45)	(117)
Other securities	(2)	8	(10)
Total securities	(55)	98	(153)
Deposits in other banks	(6)	-	(6)
Total interest income	(1,318)	(1,456)	138

Interest expense
Deposits:
Demand	(10)	(13)	3
Money market	(32)	(25)	(7)
Savings	(7)	(8)	1
Time	(169)	(49)	(120)
Total deposits	(218)	(95)	(123)

Customer repurchase agreements	(1)	(1)	-
Other borrowings	(2)	(18)	16
Total interest expense	(221)	(114)	(107)
Net interest income	$(1,097)	$(1,342)	$245

Nine months ended September 30, 2014 and 2013

Net interest income on a taxable equivalent basis decreased $3,723,000 or 10.2%, for the nine months ended September 30, 2014 compared to the same period of 2013.  This decline was mostly driven by lower amounts of accretion income and was partially mitigated by reduced cost of interest bearing liabilities.

For the first nine months of 2014, the Company's yield on interest-earning assets was 4.18%, compared to 4.70% for the first nine months of 2013.  The cost of interest-bearing liabilities was 0.64% compared to 0.73%. The interest rate spread was 3.54% compared to 3.97%.  The net interest margin, on a fully taxable equivalent basis, was 3.69% compared to 4.14%, a reduction of forty-five basis points (0.45%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2014 and 2013.  Nonaccrual loans are included in average balances.  Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index
	Net Interest Income Analysis
	For the Nine Months Ended September 30, 2014 and 2013
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2014	2013	2014	2013	2014	2013
Loans:
Commercial	$122,441	$127,592	$4,096	$4,706	4.49%	4.95%
Real estate	673,745	660,698	25,072	28,927	4.96	5.84
Consumer	4,833	5,955	261	316	7.25	7.12
Total loans	801,019	794,245	29,429	33,949	4.90	5.70

Securities:
Federal agencies & GSEs	73,506	51,668	617	368	1.12	0.95
Mortgage-backed & CMOs	62,420	76,286	1,116	1,040	2.38	1.82
State and municipal	189,311	192,113	5,548	5,804	3.91	4.03
Other	15,483	13,718	362	306	3.12	2.97
Total securities	340,720	333,785	7,643	7,518	2.99	3.00

Deposits in other banks	46,024	51,650	100	106	0.29	0.28

Total interest-earning assets	1,187,763	1,179,680	37,172	41,573	4.18	4.70

Non-earning assets	116,025	122,390

Total assets	$1,303,788	$1,302,070

Deposits:
Demand	$181,040	$160,858	56	85	0.04	0.07
Money market	177,279	175,486	176	254	0.13	0.19
Savings	88,286	83,859	35	54	0.05	0.09
Time	372,253	408,826	3,243	3,750	1.17	1.23
Total deposits	818,858	829,029	3,510	4,143	0.58	0.67

Customer repurchase agreements	41,443	48,016	5	38	0.02	0.11
Other short-term borrowings	937	-	3	-	0.43	-
Long-term borrowings	37,385	37,393	798	813	2.85	2.90
Total interest-bearing
liabilities	898,623	914,438	4,316	4,994	0.64	0.73

Noninterest bearing demand deposits	227,786	216,594
Other liabilities	5,929	6,443
Shareholders' equity	171,450	164,595
Total liabilities and
shareholders' equity	$1,303,788	$1,302,070

Interest rate spread					3.54%	3.97%
Net interest margin					3.69%	4.14%

Net interest income (taxable equivalent basis)			32,856	36,579
Less: Taxable equivalent adjustment			1,586	1,711
Net interest income			$31,270	$34,868

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Nine Months Ended September 30
	2014 vs. 2013
	Interest	Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$(610)	$(425)	$(185)
Real Estate	(3,855)	(4,416)	561
Consumer	(55)	6	(61)
Total loans	(4,520)	(4,835)	315
Securities:
Federal agencies	249	74	175
Mortgage-backed	76	287	(211)
State and municipal	(256)	(172)	(84)
Other securities	56	15	41
Total securities	125	204	(79)
Deposits in other banks	(6)	6	(12)
Total interest income	(4,401)	(4,625)	224

Interest expense
Deposits:
Demand	(29)	(39)	10
Money market	(78)	(81)	3
Savings	(19)	(22)	3
Time	(507)	(182)	(325)
Total deposits	(633)	(324)	(309)

Repurchase agreements	(33)	(28)	(5)
Other borrowings	(12)	(32)	20
Total interest expense	(678)	(384)	(294)
Net interest income	$(3,723)	$(4,241)	$518

Noninterest Income

All comparisons discussed below are between the third quarter of 2014 and the third quarter of 2013.

Noninterest income increased to $2,981,000 in 2014 from $2,767,000 in 2013, an increase of $214,000 or 7.7%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts decreased to $992,000 in 2014 from $1,077,000 in 2013, a reduction of $85,000 or 7.9%.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income.

Service charges on deposit accounts were $441,000 in 2014 compared to $452,000 in 2013, a decrease of $11,000 or 2.4%.

Other fees and commissions were $479,000 in 2014 compared to $471,000 in 2013, an increase of $8,000 or 1.7%.

Mortgage banking income was $342,000 in 2014 compared to $464,000 in 2013, a decrease of $122,000 or 26.3%. Recent increases in mortgage interest rates have slowed demand for residential mortgage loans and have, accordingly, reduced volume and income. Secondary mortgage loan volume is down 23.6% for the quarter compared to the same quarter last year.

Securities gains were $315,000 in 2014 compared to $4,000 in 2013.  The Company sold bonds consistent with its ongoing asset liability strategic objectives. Most of these sales where from issuers within states where management had some credit or economic concerns.

       Other income was $412,000 in 2014 compared to $299,000 in 2013, an increase of $113,000 or 37.8%. The major drivers of this increase were brokerage income, which was up $66,000 from the prior year quarter, and income from an equity investment in a Small Business Investment Company ("SBIC"), which was up $63.000 over the comparable period.  Income from the SBIC investment is sporadic in nature.

Noninterest Expense

All comparisons discussed below are between the third quarter of 2014 and the third quarter of 2013.

Noninterest expense was $8,827,000 in 2014 compared to $8,455,000 in 2013, an increase of $372,000 or 4.4%.  The major factors impacting that change are discussed below.

Salaries were $3,714,000 in 2014 compared to $3,610,000 in 2013, an increase of $104,000 or 2.9%.

Employee benefits were $799,000 in 2014 compared to $856,000 in 2013, a decrease of $57,000 or 6.7%.

Occupancy and equipment expense was $933,000 in 2014 and 2013.

The Federal Deposit Insurance Corporation ("FDIC") assessment for deposit insurance was $157,000 in 2014 compared to $163,000 in 2013, a decrease of $6,000 or 3.7%.

Index
Bank franchise tax expense was $216,000 in 2014 compared to $187,000 in 2013, an increase of $29,000 or 15.5% due primarily to an immaterial accrual adjustment. The bank franchise tax is computed based on the Bank's equity, net of some adjustments.

Core deposit intangible amortization was $227,000 in 2014 compared to $330,000 in 2013, a decrease of $103,000 or 31.2%. Core deposit amortization from the MidCarolina acquisition is computed on an accelerated basis and will continue to decrease year over year.

Data processing expense was $361,000 in 2014 compared to $305,000 in 2013, an increase of $56,000 or 18.4%.  The increase is related to increased utilization of the Company's new core information management system and adding new features, e.g. instant issue debit cards.

Software expense was $248,000 in 2014 compared to $198,000 in 2013, an increase of $50,000 or 25.3%.  This increase was primarily due to upgrades to the Company's data processing infrastructure.

Foreclosed real estate, net, was $141,000 for 2014 compared to $245,000 for 2013, a decrease of $104,000 or 42.4%.  This expense category is historically volatile period to period. The expense generally fluctuates with the level of foreclosed real estate, which has been declining. Other real estate owned at September 30, 2014, was $2,364,000, compared to $3,422,000 at December 31, 2013.

Merger related expenses were $268,000 in 2014 related to the pending, recently announced MainStreet BankShares, Inc. merger.  These expenses were almost entirely non-deductible for income tax purposes. There were no merger related expenses in 2013. Management expects to incur further merger related costs in the fourth quarter 2014 and the first quarter 2015.

Other expenses were $1,763,000 in 2014 compared to $1,628,000 in 2013, an increase of $135,000 or 8.3%.

Income Taxes

The effective tax rate for the third quarter of 2014 was 31.3% compared to 26.9% for 2013. The increase in the effective tax rate during the quarter was related mostly to non-deductible merger related costs and secondarily to federal and state tax accrual adjustments,

The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Fair Value Impact to Net Income

The following table presents the impact for the three month and nine month periods ended September 30, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income:

			September 30, 2014
(in thousands)	Income Statement Effect	Remaining Premium/ (Discount) Balance on December 31, 2013	For the three months ended	For the Nine months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(5,010)	$409	$1,295	$(3,671)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	186	862	(1,627)	(2)
Time deposits - brokered	Income	-	-	-	-
FHLB advances	Expense	87	(6)	(17)	70
Trust preferred securities	Expense	1,964	(25)	(76)	1,888
Net Interest Income			564	2,064

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(227)	(698)	$2,271
Net non-interest expense			(227)	(698)

Change in pretax income			$337	$1,366

Index
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

The available for sale securities portfolio was $328,534,000 at September 30, 2014 compared to $346,124,000 at December 31, 2013, a decrease of $17,590,000 or 5.1%.  At September 30, 2014, the available for sale portfolio had an amortized cost of $319,645,000, resulting in a net unrealized gain of $8,889,000.  At December 31, 2013, the available for sale portfolio had an amortized cost of $340,619,000, resulting in a net unrealized gain of $5,505,000.

The Company is aware of the relatively low, acutely uncertain current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will attempt to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.

Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Total loans were $816,588,000 at September 30, 2014, compared to $794,671,000 at December 31, 2013, an increase of $21,917,000 or 2.8%.

Loans held for sale totaled $811,000 at September 30, 2014 and $2,760,000 at December 31, 2013, a decrease of $1,949,000 or 70.6%. This decrease was directly related to changes in the residential mortgage loan market, driven by increases in mortgage rates.  Secondary mortgage loan volume was down 43.5% for the nine month period in 2014 compared to the same period last year.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2014 and December 31, 2013.

Index
	September 30,	December 31,
(in thousands)	2014	2013

Commercial	$126,437	$122,553
Commercial real estate:
Construction and land development	47,060	41,822
Commercial real estate	371,743	364,616
Residential real estate:
Residential	175,091	171,917
Home equity	90,952	87,797
Consumer	5,305	5,966
Total loans	$816,588	$794,671

Allowance for Loan Losses

The purpose of the ALLL is to provide for probable losses in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At September 30, 2014, the ALLL was $12,620,000 compared to $12,600,000 at December 31, 2013. The ALLL as a percentage of loans was 1.55% and 1.59%, respectively.  The gradual decrease in the allowance as a percentage of loans was driven by continued good loss history combined with improving qualitative risk factors, including strong asset quality metrics and some improvement in local and national economic factors.  During the first nine months of 2014, the allowance for loan losses increased by $20,000 or 0.2%, provision expense was charged $150,000, and the loan portfolio increased by $21,917,000 or 2.8%.

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

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.58% at September 30, 2014, compared to 1.75% at December 31, 2013. On a dollar basis, the reserve was $11,499,000 at September 30, 2014, compared to $11,610,000 at December 31, 2013. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk. This reserve peaked at 1.98% in December 2012, shortly after the MidCarolina merger transaction. Management considers the methodical and gradual reduction of the level of this reserve directionally consistent with the inherent risk in the loan portfolio, as evidenced by all major asset quality metrics and some improvement in economic related qualitative factors.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 13.43% at September 30, 2014, compared to 9.27% at December 31, 2013. On a dollar basis, the reserve was $646,000 at September 30, 2014, compared to $559,000 at December 31, 2013. The modest increase in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $475,000 at September 30, 2014, compared to $431,000 at December 31, 2013. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.

The following table presents the Company's loan loss and recovery experience for the periods indicated (in thousands).

Summary of Loan Loss Experience
(in thousands)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2014	2013

Balance at beginning of period	$12,600	$12,118

Charge-offs:
Construction and land development	-	-
Commercial real estate	-	164
Residential real estate	104	213
Home equity	136	156
Total real estate	240	533
Commercial and industrial	101	129
Consumer	57	175
Total charge-offs	398	837

Recoveries:
Construction and land development	20	227
Commercial real estate	31	96
Residential real estate	52	179
Home equity	61	65
Total real estate	164	567
Commercial and industrial	42	335
Consumer	62	123
Total recoveries	268	1,025

Net charge-offs (recoveries)	130	(188)
Provision for loan losses	150	294
Balance at end of period	$12,620	$12,600

Index
Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios

	September 30,	December 31,
	2014	2013

Allowance to loans	1.55%	1.59%
Net charge-offs (recoveries) to allowance (1)	1.37	(1.49)
Net charge-offs (recoveries) to average loans (1)	0.02	(0.02)
Nonperforming assets to total assets	0.52	0.65
Nonperforming loans to loans	0.55	0.64
Provision to net charge-offs (recoveries) (1)	115.38	(156.38)
Provision to average loans (1)	0.02	0.04
Allowance to nonperforming loans	280.82	248.47

(1) - annualized

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.55% at September 30, 2014 and 0.64% at December 31, 2013.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.52% of total assets at September 30, 2014, down from 0.65% at December 31, 2013.

In most cases, it is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. In some cases a loan in process of renewal may become 90 days past due. In these instances the loan may still be accruing because of a delayed renewal process in which the customer has not been billed. Loans will only be restored to full accrual status after nine consecutive months of payments that were each less than 30 days delinquent.

The $4,494,000 in nonaccrual loans shown on the following table includes: $3,171,000 in impaired loans individually evaluated for impairment; $756,000 in nonaccrual loan pools of smaller balance, homogenous loans, which were collectively evaluated for impairment (based on their collateral position and an improving payment history that still warrants nonaccrual status under internal policy guidelines, these loans were considered to have no dollar impairment); and $567,000 in loans with deteriorated credit quality acquired from the MidCarolina 2011 merger.

The following table presents the Company's nonperforming assets.

Nonperforming Assets
(in thousands)

	September 30,	December 31,
	2014	2013
Nonaccrual loans:
Real estate	$4,490	$5,060
Commercial	2	11
Consumer	2	-
Total nonaccrual loans	4,494	5,071

Loans past due 90 days
and accruing interest:	-	-

Total nonperforming loans	4,494	5,071

Foreclosed real estate	2,364	3,422

Total nonperforming assets	$6,858	$8,493

Index
Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans.

Impaired Loans
(in thousands)

	September 30,	December 31,
	2014	2013

Accruing	$878	$958
Nonaccruing	3,928	5,071
Total impaired loans	$4,806	$6,029

Included in the impaired loan totals were $2,308,000 in troubled debt restructured loans at September 30, 2014 and $2,100,000 at December 31, 2013.

Other Real Estate Owned (Foreclosed Assets)

Foreclosed assets were $2,364,000 and $3,422,000 as of September 30, 2014 and December 31, 2013, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

The following table shows the Company's Other Real Estate Owned.

Other Real Estate Owned
(in thousands)

	September 30,	December 31,
	2014	2013

Construction and land development	$1,647	$1,683
1-4 family residential	556	1,400
Commercial real estate	161	339
	$2,364	$3,422

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,051,060,000 at September 30, 2014 compared to $1,057,675,000 at December 31, 2013, a decrease of $6,615,000 or 0.6%. The decline in deposits is mostly related to lower levels of time deposits.  The Company will adjust its time deposit pricing strategy appropriately with current market conditions and the liquidity requirements for the Bank. The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter 2014 was 0.55%, down from 0.64% for the third quarter 2013.

Shareholders' Equity

The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

Shareholders' equity was $173,165,000 at September 30, 2014 compared to $167,551,000 at December 31, 2013, an increase of $5,614,000 or 3.4%.

The Company paid cash dividends of $0.69 per share during the first nine months of 2014 while the aggregate basic and diluted earnings per share for the same period was $1.25 per share.

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

Index
The regulatory guidelines require that minimum total capital (Tier 1 plus Tier 2) of 8% be held against total risk-adjusted assets, at least half of which (4%) must be Tier 1 capital.  At September 30, 2014, the Company's Tier 1 and total capital ratios were 17.04% and 18.30%, respectively.  At December 31, 2013, these ratios were 16.88% and 18.14%, respectively.  The ratios for both periods were in excess of the regulatory requirements.  The Company's leverage ratio was 12.29% and 11.81% at September 30, 2014 and December 31, 2013, respectively.  The leverage ratio has a regulatory minimum of 4%, with most institutions required to maintain a ratio of 4-5%, depending upon risk profiles and other factors.

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, and leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of September 30, 2014, that the Company met the requirements to be considered "well capitalized."

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

In early June 2014, the Company elected to establish a 10b5-1 plan with Raymond James & Associates, Inc. ("Raymond James").  This plan operated until October 31, 2014. The plan authorized Raymond James to buy on behalf of the Company, even during closed window periods, subject to certain price and volume limitations. The maximum number of shares that could be purchased under the 10b5-1 plan was 50,000 shares.  Raymond James  purchased 400 shares under the 10b5-1 plan in October 2014.

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2014, principal advance obligations to the FHLB consisted of $9,930,000 in fixed-rate, long-term advances compared to $9,951,000 in fixed-rate advances at December 31, 2013.  The Company also had outstanding $72,700,000 in letters of credit at September 30, 2014 and at December 31, 2013. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at September 30, 2014.

The Company acquired a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance and other safety conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2014 and December, 31, 2013, were $23,397,000 and $22,375,000, respectively.

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

Index

Off-Balance-Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Commitments to extend credit	$180,034	$179,272
Standby letters of credit	3,907	3,405
Mortgage loan rate-lock commitments	6,282	5,913

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2014 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Index
Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of September 30, 2014 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
(dollars in thousands)

	September 30, 2014
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4.00%	$6,935	16.7%
Up 3.00%	5,182	12.5%
Up 2.00%	3,412	8.2%
Up 1.00%	1,606	3.9%
Flat	-	-
Down 0.25%	(537)	-1.3%
Down 0.50%	(1,242)	-3.0%

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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended September 30, 2014 (dollars in thousands):

Estimated Changes in Economic Value of Equity
(dollars in thousands)

	September 30, 2014

Change in interest rates	Amount	$ Change	% Change

Up 4.00%	$223,029	$28,283	14.5%
Up 3.00%	218,409	23,663	12.2%
Up 2.00%	212,300	17,554	9.0%
Up 1.00%	204,044	9,298	4.8%
Flat	194,746	-	-
Down 0.25%	191,344	(3,402)	-1.7%
Down 0.50%	186,910	(7,836)	-4.0%

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

Index

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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

ITEM 1A.  RISK FACTORS

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

The following schedule summarizes the Company's total monthly stock repurchase activity for the three months ended September 30, 2014:

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

August	400	21.04	400	179,816
Total	400	$21.04	400

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
101            Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2013, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) the Consolidated   Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – November 10, 2014	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Senior Vice President and
Date – November 10, 2014	Chief Financial Officer