Form 10-K
period 2014-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2015-03-09
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐  No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014, based on the closing price, was $158,400,878.

The number of shares of the registrant's common stock outstanding on March 6, 2015 was 8,711,047.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2015, are incorporated by reference in Part III of this report.

_______________________________

*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees - The Audit and Compliance Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit and Compliance Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders.

Index
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders.

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

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina.  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet"). The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet, and a related Plan of Merger (the "MainStreet Merger Agreement").  Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A. ("Franklin Bank"), MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.

      Pursuant to the MainStreet Merger Agreement, the former holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6 million from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger.

Index
       MainStreet was the holding company for Franklin Bank.  As of December 31, 2014, MainStreet had total net loans of approximately $122 million, total assets of approximately $164 million, and total deposits of approximately $137 million. Franklin Bank provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.
As of December 31, 2014, the operations of the Company are conducted at twenty-four banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  American National Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-one ATMs, "Online Banking," and "Telephone Banking."

Competition and Markets

      Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.

      The Company has the second largest deposit market share in the City of Danville and Pittsylvania County, combined.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 29.2% at June 30, 2014, based on Federal Deposit Insurance Corporation ("FDIC") data.

     The Southern Virginia market, in which the Company has a significant presence, continues to experience slow economic growth, like much of the country. The region's economic base continues to be weighted toward the manufacturing sector.  Although the region was negatively impacted by the elimination of many textile plant closings over several decades, the area has experienced some new manufacturing plant openings as well as job growth in the technology area. Other important industries include farming, tobacco processing and sales, food processing, and packaging tape production.

      The Company's market areas in North Carolina are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 13.4%  at June 30, 2014, based on FDIC data.

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

A summary of certain provisions of the Dodd-Frank Act is set forth below:

Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See "Capital Requirements – Basel III Capital Requirements" below.  Among other things, the Dodd-Frank Act provides for newer and stronger standards.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution's deposit insurance premiums paid to the Deposit Insurance Fund (the "DIF") will be calculated. Under the amendments, the assessment base will no longer be the institution's deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also provides that depository institutions may pay interest on demand deposits.

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

The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2014 and 2013, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $647,000 and $647,000, respectively, in regular deposit insurance assessments.

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

Capital Requirements

2014 Capital Requirements.  The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.  Under the risk-based capital requirements of these federal bank regulatory agencies that were effective through December 31, 2014, American National Bankshares Inc. and American National Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.  At least half of the total capital was required to be "Tier 1 capital," which consisted principally of common and certain qualifying preferred shareholders' equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder ("Tier 2 capital") consisted of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance.  The Tier 1 and total capital to risk-weighted asset ratios of the American National Bankshares Inc. were 16.59% and 17.86%, respectively, as of December 31, 2014, thus exceeding the minimum requirements.  The Tier 1 and total capital to risk-weighted asset ratios of American National Bank were 15.23% and 16.48%, respectively, as of December 31, 2014 also exceeding the minimum requirements.

Index
      Each of the federal bank regulatory agencies also  established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets ("Tier 1 leverage ratio") that was effective through December 31, 2014.  The guidelines required a minimum Tier 1 leverage ratio of 3.0% for bank holding companies and national banks with the highest supervisory rating. All other bank holding companies and national banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to have been considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must have been at least 5.0%.  The FRB has not advised the Company, and the OCC has not advised the Bank, of any specific minimum leverage ratio applicable to either entity. The Tier 1 leverage ratio of American National Bankshares Inc. as of December 31, 2014 was 12.16%, which is above the minimum requirements.
      Basel III Capital Requirements effective January 1, 2015.  On June 7, 2012, the FRB  issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.

Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement).  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.  These new thresholds were effective for the  Bank as of January 1, 2015.  The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.

Index
Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.

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

The Federal Deposit Insurance Corporation Improvement Act

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by the law.  Under regulations established by the federal bank regulatory agencies and in effect prior to December 31, 2014, a "well capitalized" institution must have had a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a leverage ratio of at least 5%, and not have been subject to a capital directive order.  An "adequately capitalized" institution must have had a Tier 1 capital ratio of a least 4%, a total capital ratio of at least 8%, and a leverage ratio of at least 4%, or 3% in some cases.  Management believes, as of December 31, 2014 and 2013, that the Company met the requirements for being classified as "well capitalized."

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 ("CET1") capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes that had the new Basel III capital requirements been in effect as of December 31, 2014, the Company would have met the requirements  for being classified as "well capitalized."

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

Consumer Financial Protection

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws ,and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Company fails to comply with these laws and regulations, it may be subject to various penalties. Failure to comply with consumer protection requirements may also result in  failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or being prohibited from engaging in such transactions even if approval is not required.

Index
                                                        The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets., (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services.

      The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.

Community Reinvestment Act
      The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods.  Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch.  In the case of a BHC applying for approval to acquire a bank or BHC, the record of each subsidiary bank of the applicant BHC is subject to assessment in considering the application.  Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance."  The Company was rated "satisfactory" in its most recent CRA evaluation.

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

The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2014, the Company had not been made aware of any instances of non-compliance with the final guidance.

Index
Volcker Rule

      The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the "Volcker Rule"). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Bank.  The final rules were effective April 1, 2014, with full compliance being phased in over a period which will end on July 21, 2016.  The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.

      Under rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations ("CDOs") backed by trust preferred securities ("TruPS") as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The regulators solicited comments on the interim final rule, and this exemption could change prior to its effective date.  The Company currently does not have any impermissible holdings of TruPS CDOs under the final rule and therefore, will not be required to divest of any such investments or change their accounting treatment.  The Company is continuously reviewing its investments to ensure compliance as the various provisions of the Volcker Rule regulations become effective.

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

Index
Employees

At December 31, 2014, the Company employed 284 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.

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
Executive Officers of the Company
The following table lists, as of December 31, 2014, the executive officers of the Company, their ages, and their positions:

Name	Age	Position

Charles H. Majors	69
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

Jeffrey V. Haley	54
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

William W. Traynham	59
Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since April 2009; Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009; prior thereto, President and Chief Financial Officer of Community Bankshares Inc. and Chief Financial Officer of Community Resource Bank, NA from 1992 until the sale of the company in 2008.

Effective January 1, 2015, Charles H. Majors was appointed Chairman of the Board of the Company and the Bank and is no longer an employee of the Bank.

Effective January 1, 2015, William W. Traynham was appointed Executive Vice President of the Company.

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

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, the Company may rely on information furnished to it by or on behalf of clients and counterparties, including financial statements and other financial information, which the Company does not independently verify.  The Company also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to clients, the Company may assume that a customer's audited financial statements conform with accounting principles generally accepted in the United States ("GAAP") and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  The Company's financial condition and results of operations could be negatively impacted to the extent it relies on financial statements that do not comply with GAAP or are materially misleading.

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

The Company's nonperforming assets adversely affect its net income in various ways.  The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs.  When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss.  An increase in the level of nonperforming assets also increases the Company's risk profile and may impact the capital levels regulators believe are appropriate in light of such risks.  The Company utilizes various techniques such as workouts, restructurings and loan sales to manage problem assets.  Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers' performance or financial condition, could adversely affect the Company's business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans.  There can be no assurance that the Company will avoid increases in nonperforming loans in the future.

Index
A downturn in the local real estate market could materially and negatively affect the Company's business.

The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2013, the Company had approximately $841 million in loans, of which approximately $709 million (84.3%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.

Substantially all of the Company's real property collateral is located in its market area.  If there is a decline in real estate values, especially in the Company's market area, the collateral for loans would deteriorate and provide significantly less security.

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

The Company may not be able to achieve fully the strategic objectives and operating efficiencies expected in an acquisition, including the Company's recent acquisition of MainStreet.  Inherent uncertainties exist in integrating the operations of an acquired entity.  In addition, the markets and industries in which the Company and its potential acquisition targets operate are highly competitive.  The Company may lose customers or the customers of acquired entities as a result of an acquisition; the Company may lose key personnel, either from the acquired entity or from itself; and the Company may not be able to control the incremental increase in noninterest expense arising from an acquisition in a manner that improves its overall operating efficiencies.  These factors could contribute to the Company's not achieving the expected benefits from its acquisitions within desired time frames, if at all.  Future business acquisitions could be material to the Company and it may issue additional shares of common stock to pay for those acquisitions, which would dilute current shareholders' ownership interests.  Acquisitions also could require the Company to use substantial cash or other liquid assets or to incur debt; the Company could therefore become more susceptible to economic downturns and competitive pressures.

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
In July 2013, the FRB released its final rules which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. Under the final rules, minimum requirements for both the quality and quantity of capital held by banking organizations have increased. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also, among other things, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The new rules became effective January 1, 2015. The potential impact of the new capital rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. To the extent the Company is required to increase capital in the future to comply with the new capital rules, its ability to pay dividends on its securities may be reduced.
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

Index
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

When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $39 million at December 31, 2014.

Index
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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company's business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company's reputation, which could adversely affect the Company's business.  Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

Index
Multiple major U.S. retailers have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of the retailers' customers. Retailer incursions affect cards issued and deposit accounts maintained by many banks, including the Bank. Although neither the Company's nor the Bank's systems are breached in retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company's nor the Bank's control include internet service providers, electronic mail portal providers, social media portals, distant-server ("cloud") service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.

Current and proposed regulation addressing consumer privacy and data use and security could increase the Company's costs and impact its reputation.

The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution's size and complexity, the nature and scope of the financial institution's activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches.  New regulations in these areas may increase our compliance costs, which could negatively impact our earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation.
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

Index
ITEM 2 – PROPERTIES

As of December 31, 2014, the Company maintained twenty-four banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville and Lynchburg, and in the counties of Bedford, Campbell, Halifax, Henry, Nelson and Pittsylvania.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Greensboro, Mebane and Graham and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.

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

The Company owns thirteen other offices for a total of seventeen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-one Automated Teller Machines ("ATMs") on owned or leased facilities.  The Company leases seven office locations and two storage warehouses.  The Company occupies space rent-free for its limited service office in the Village of Brookwood Retirement Center under an agreement with the owners of that facility.

ITEM 3 – LEGAL PROCEEDINGS

      In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

Index

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "AMNB."  At December 31, 2014, the Company had 2,329 shareholders of record.  The following table presents the high and low sales prices for the Company's common stock and dividends declared for the past two years.

	Sales Price		Dividends Declared
2014	High	Low	Per Share

1st quarter	$26.08	$21.54	$0.23
2nd quarter	24.06	20.65	0.23
3rd quarter	23.53	20.90	0.23
4th quarter	25.00	21.69	0.23
			$0.92

	Sales Price		Dividends Declared
2013	High	Low	Per Share

1st quarter	$22.00	$19.57	$0.23
2nd quarter	23.46	19.60	0.23
3rd quarter	25.90	20.77	0.23
4th quarter	27.74	21.16	0.23
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

The December 31, 2014 position of the Company's equity investment compensation plan is summarized below:

	December 31, 2014
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under

Equity compensation plans approved by shareholders	110,947	$26.08	297,580
Equity compensation plans not approved by shareholders	-	-	-
Total	110,947	$26.08	297,580

Stock Repurchase Program

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

Index
Comparative Stock Performance

The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2014.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2009.  The indexes are the NASDAQ Composite Index; the SNL Bank $ 1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
American National Bankshares Inc.
NASDAQ Composite
SNL Bank $1B-$5B

American National Bankshares Inc.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
American National Bankshares Inc.	$100.00	$112.35	$97.56	$105.51	$142.94	$140.70
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

Index
ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information and ratios)
	December 31,
	2014	2013	2012	2011	2010
Results of Operations:
Interest income	$47,455	$52,956	$57,806	$49,187	$35,933
Interest expense	5,730	6,583	8,141	8,780	8,719
Net interest income	41,725	46,373	49,665	40,407	27,214
Provision for loan losses	400	294	2,133	3,170	1,490
Noninterest income	11,176	10,827	11,410	9,244	9,114
Noninterest expense	34,558	35,105	36,643	30,000	23,379
Income before income tax provision	17,943	21,801	22,299	16,481	11,459
Income tax provision	5,202	6,054	6,293	4,910	3,181
Net income	$12,741	$15,747	$16,006	$11,571	$8,278

Financial Condition:
Assets	$1,346,492	$1,307,512	$1,283,687	$1,304,706	$833,664
Loans, net of unearned income	840,925	794,671	788,705	824,758	520,781
Securities	349,250	351,013	340,533	339,385	235,691
Deposits	1,075,837	1,057,675	1,027,667	1,058,754	640,098
Shareholders' equity	173,780	167,551	163,246	152,829	108,087
Shareholders' equity, tangible	132,692	125,349	119,543	107,335	84,299

Per Share Information:
Earnings per share, basic	$1.62	$2.00	$2.04	$1.64	$1.35
Earnings per share, diluted	1.62	2.00	2.04	1.64	1.35
Cash dividends paid	0.92	0.92	0.92	0.92	0.92
Book value	22.07	21.23	20.80	19.58	17.64
Book value, tangible	16.86	15.89	15.23	13.75	13.76

Weighted average shares outstanding, basic	7,867,198	7,872,870	7,834,351	6,982,524	6,123,870
Weighted average shares outstanding, diluted	7,877,576	7,884,561	7,845,652	6,989,877	6,131,650

Selected Ratios:
Return on average assets	0.97%	1.20%	1.23%	1.07%	1.00%
Return on average equity (1)	7.40%	9.52%	10.08%	8.88%	7.59%
Return on average tangible equity (2)	10.31%	13.75%	15.25%	12.97%	10.05%
Dividend payout ratio	56.80%	46.03%	45.06%	55.50%	68.08%
Efficiency ratio (3)	63.41%	57.57%	58.23%	58.48%	61.53%
Net interest margin	3.66%	4.10%	4.44%	4.35%	3.78%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.48%	1.59%	1.54%	1.28%	1.62%
Allowance for loan losses to period end non-performing loans	302.21%	248.47%	227.95%	76.76%	324.22%
Non-performing assets to total assets	0.46%	0.65%	0.90%	1.46%	0.76%
Net charge-offs to average loans	0.07%	(0.02)%	0.07%	0.16%	0.24%

Capital Ratios:
Total risk-based capital ratio	17.86%	18.14%	17.00%	15.55	19.64%
Tier 1 risk-based capital ratio	16.59%	16.88%	15.75%	14.36%	18.38%
Tier 1 leverage ratio	12.16%	11.81%	11.27%	10.32%	12.74%
Tangible equity to tangible assets ratio (4)	10.00%	9.91%	9.64%	8.52%	10.41%

(1)	Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2)	Return on average tangible common equity is calculated by dividing net income available to common shareholders plus amortization of intangibles tax effected by average common equity less average intangibles.

(3)	The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and excluding (a) gains or losses on securities and (b) gains or losses on sale of premises and equipment.

(4)	Tangible equity to tangible assets ratio is calculated by dividing period-end common equity less period-end intangibles by period-end assets less period-end intangibles.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with GAAP and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.

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

Allowance for Loan Losses

The purpose of the allowance for loan losses ("ALLL") is to provide for probable losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

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

Mergers and Acquisitions

Business combinations are accounted for under Accounting Standards Codification ("ASC") 805, Business Combinations, using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company will rely on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Under the acquisition method of accounting, the Company will identify the acquirer and the closing date and apply applicable recognition principles and conditions.

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

Goodwill Impairment

The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2014, 2013 and 2012.

Index
NON-GAAP PRESENTATIONS

The analysis of net interest income in this document is performed on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

ACQUISITION OF MAINSTREET BANKSHARES, INC.

     On January 1, 2015, the Company completed its acquisition of MainStreet. The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the MainStreet Merger Agreement.  Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A., MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.

Pursuant to the MainStreet Merger Agreement, the former holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6 million from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger.

MainStreet was the holding company for Franklin Bank.  As of December 31, 2014, MainStreet had net loans of approximately $122 million, total assets of approximately $164 million, and total deposits of approximately $137 million. Franklin Bank provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.

RESULTS OF OPERATIONS

Net Income

Net income for 2014 was $12,741,000 compared to $15,747,000 for 2013, a decrease of $3,006,000 or 19.1%. Basic and diluted earnings per share were $1.62 for 2014 compared to $2.00 for the 2013. This net income produced for 2014 a return on average assets of 0.97%, a return on average equity of 7.40%, and a return on average tangible equity of 10.31%.

Net income for 2013 was $15,747,000 compared to $16,006,000 for 2012, a decrease of $259,000 or 1.6%. Basic and diluted earnings per share were $2.00 for 2013 compared to $2.04 for the 2012. This net income produced for 2013 a return on average assets of 1.20%, a return on average equity of 9.52%, and a return on average tangible equity of 13.75%.

Earnings for 2014, 2013, and 2012 were favorably impacted by the July 2011 merger between American National and MidCarolina. The ongoing impact of the merger was mostly manifested in the increase in assets of approximately $500 million. However, the specific financial impact of the fair value adjustments related to the merger was much smaller in 2014 than 2013.

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The July 2011 merger with MidCarolina impacted net interest income positively for 2013 and 2014, that impact was mostly related to accretion income on the loan portfolio. This is discussed more fully in the Fair Value Impact to Net Income section below. The Company expects this favorable impact to decline rapidly over the next several years.

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

Index
Net interest income on a taxable equivalent basis decreased $4,819,000 or 9.9% in 2014 from 2013, following a $3,357,000 or 6.5% decrease in 2013 from 2012.  The decrease in net interest income in 2014 was primarily due to lower accretion income related to the MidCarolina acquired loan portfolio, which accounted for $4,721,000 or 97.9% of the decrease. Excluding the change in accretion income declines in yields on earnings assets were almost offset by decreased cost of interest bearing liabilities. .

Yields on loans were 4.88% in 2014 compared to 5.65% in 2013.   Cost of funds was 0.64% in 2014 compared to 0.72% in 2013. Between 2014 and 2013, deposit rates for demand accounts decreased to 0.04% from 0.07%, money market accounts decreased to 0.13% from 0.19%, and time deposits decreased to 1.17% from 1.22%.  Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.66% for 2014, 4.10% for 2013, and 4.44% for 2012.

During 2008, the Federal Open Market Committee of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it has remained through early 2015. This historically low rate environment has had a significant effect on the Company's net interest margin. Based on recent FRB pronouncements, rates are expected to remain at or near historical lows through at least midyear 2015.

Net interest income on a taxable equivalent basis decreased $3,357,000 or 6.5% in 2013 from 2012, following a $9,577,000 or 22.6% increase in 2012 from 2011.  The decrease in net interest income in 2013 was due to lower accretion income related to the MidCarolina acquired loan portfolio, which accounted for $1,723,000 or 51.3% of the decrease.  The remainder was attributable to changes in volumes, rates and yields.

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

Index

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate

	2014	2013	2012	2014	2013	2012	2014	2013	2012
Loans:
Commercial	$122,434	$125,283	$128,031	$5,436	$6,082	$6,642	4.44%	4.85%	5.19%
Real estate	677,633	663,224	677,314	33,508	38,425	42,088	4.94	5.79	6.21
Consumer	4,792	5,847	8,359	354	403	605	7.39	6.89	7.24
Total loans	804,859	794,354	813,704	39,298	44,910	49,335	4.88	5.65	6.06

Securities:
Federal agencies and GSEs	74,390	55,435	36,066	852	532	545	1.15	0.96	1.51
Mortgage-backed and CMOs	61,377	74,909	94,183	1,453	1,442	1,906	2.37	1.93	2.02
State and municipal	187,595	193,254	182,939	7,307	7,750	7,829	3.90	4.01	4.28
Other	15,106	15,007	11,654	477	430	435	3.16	2.87	3.73
Total securities	338,468	338,605	324,842	10,089	10,154	10,715	2.98	3.00	3.30

Deposits in other banks	52,768	53,857	32,080	156	151	80	0.30	0.28	0.25

Total interest earning assets	1,196,095	1,186,816	1,170,626	49,543	55,215	60,130	4.14	4.65	5.14

Nonearning assets	116,377	120,338	132,455

Total assets	$1,312,472	$1,307,154	$1,303,081

Deposits:
Demand	$183,994	$161,602	$142,296	71	111	190	0.04	0.07	0.13
Money market	177,046	178,235	174,027	232	338	521	0.13	0.19	0.30
Savings	88,629	84,162	78,358	47	71	111	0.05	0.08	0.14
Time	368,712	405,213	443,549	4,304	4,940	6,021	1.17	1.22	1.36
Total deposits	818,381	829,212	838,230	4,654	5,460	6,843	0.57	0.66	0.82

Customer repurchase agreements	43,724	47,816	46,939	7	40	148	0.02	0.08	0.32
Other short-term borrowings	701	1	496	2	-	2	0.29	0.40	0.42
Long-term borrowings	37,398	37,437	37,415	1,067	1,083	1,148	2.85	2.89	3.07
Total interest bearing liabilities	900,204	914,466	923,080	5,730	6,583	8,141	0.64	0.72	0.88

Noninterest bearing demand deposits	234,149	220,980	213,129
Other liabilities	5,912	6,370	8,025
Shareholders' equity	172,207	165,338	158,847
Total liabilities and shareholders' equity	$1,312,472	$1,307,154	$1,303,081

Interest rate spread							3.50%	3.93%	4.26%
Net interest margin							3.66%	4.10%	4.44%

Net interest income (taxable equivalent basis)					43,813	48,632	51,989
Less: Taxable equivalent adjustment					2,088	2,259	2,324
Net interest income					$41,725	$46,373	$49,665

Index
The following table presents the dollar amount of changes in interest income and interest expense, and distinguishes between changes resulting from fluctuations in average balances of interest earning assets and interest bearing liabilities (volume),and changes resulting from fluctuations in average interest rates on such assets and liabilities (rate).  Changes attributable to both volume and rate have been allocated proportionately (dollars in thousands):

Changes in Net Interest Income (Rate / Volume Analysis

	2014 vs. 2013			2013 vs. 2012
		Change			Change
	Increase	Attributable to		Increase	Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$(646)	$(510)	$(136)	$(560)	$(420)	$(140)
Real estate	(4,917)	(5,736)	819	(3,663)	(2,801)	(862)
Consumer	(49)	27	(76)	(202)	(28)	(174)
Total loans	(5,612)	(6,219)	607	(4,425)	(3,249)	(1,176)
Securities:
Federal agencies and GSEs	320	116	204	(13)	(242)	229
Mortgage-backed and CMOs	11	298	(287)	(464)	(89)	(375)
State and municipal	(443)	(219)	(224)	(79)	(507)	428
Other securities	47	44	3	(5)	(114)	109
Total securities	(65)	239	(304)	(561)	(952)	391
Deposits in other banks	5	8	(3)	71	11	60
Total interest income	(5,672)	(5,972)	300	(4,915)	(4,190)	(725)

Interest expense
Deposits:
Demand	(40)	(54)	14	(79)	(102)	23
Money market	(106)	(104)	(2)	(183)	(195)	12
Savings	(24)	(28)	4	(40)	(48)	8
Time	(636)	(204)	(432)	(1,081)	(585)	(496)
Total deposits	(806)	(390)	(416)	(1,383)	(930)	(453)
Customer repurchase agreements	(33)	(30)	(3)	(108)	(111)	3
Other borrowings	(14)	(33)	19	(67)	(53)	(14)
Total interest expense	(853)	(453)	(400)	(1,558)	(1,094)	(464)
Net interest income	$(4,819)	$(5,519)	$700	$(3,357)	$(3,096)	$(261)

Noninterest Income

Noninterest income is generated from a variety of sources, including fee-based deposit services, trust and investment services, mortgage banking, and retail brokerage.  Noninterest income also includes net gains or losses on sales, calls, or impairment of investment securities.

2014 compared to 2013

Noninterest income was $11,176,000 in 2014 compared to $10,827,000 in 2013, an increase of $349,000 or 3.2%.

Fees from the management of trusts, estates, and asset management accounts were $4,196,000 in 2014 compared to $3,689,000 in 2013, a $507,000 or 13.7% increase.  A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue. This size of this increase was significantly impacted by a $330,000 refund, paid in the first quarter of 2013, related to a long running error in a trust agreement.

Service charges on deposit accounts were $1,735,000 in 2014 compared to $1,750,000 in 2013, a decrease of $15,000 or 0.9%.

Other fees and commissions were $1,903,000 in 2014 compared to $1,864,000 in 2013, an increase of $39,000 or 2.1%.

Mortgage banking income was $1,126,000 in 2014 compared to $2,008,000 in 2013, a decrease of $882,000 or 43.9%.  Recent increases in mortgage interest rates have slowed demand for mortgage loan refinancing and have, accordingly, reduced volume and income. Also contributing to the decline in demand is that most credit worthy customers who desired a mortgage refinance have already taken advantage of the low interest rates. Secondary market mortgage loan volume for the year was $49,565,000 compared to $79,392,000 the prior year.

Index
Securities gains were $505,000 in 2014 compared to $192,000 in 2013.  The Company sold bonds consistent with its ongoing asset liability and liquidity objectives. Most of these sales where related to issuers located within states with which management had some significant credit or economic concerns.

Other noninterest income was $1,711,000 in 2014 compared to $1,324,000 in 2013, an increase of $387,000 or 29.2%.  This increase was primarily due to brokerage income, which was up $174,000 and income from an equity investment in a Small Business Investment Company ("SBIC"), which was up $164,000. Income from the SBIC investment is erratic and unpredictable in nature.

2013 compared to 2012

Noninterest income was $10,827,000 in 2013 compared to $11,410,000 in 2012, a decrease of $583,000 or 5.1%.

Fees from the management of trusts, estates, and asset management accounts were $3,689,000 in 2013 compared to $3,703,000 in 2012, a $14,000 or 0.4% decrease. A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large impact on income. This years decrease was significantly impacted by a $330,000 refund, paid in the first quarter of 2013, related to a long running error in a trust agreement.

Service charges on deposit accounts were $1,750,000 in 2013 compared to $1,757,000 in 2012, a $7,000 or 0.4% decrease.

Other fees and commissions were $1,864,000 in 2013 compared to $1,768,000 in 2012, a $96,000 or 5.4% increase, due primarily to increases in VISA check card income.

Mortgage banking income was $2,008,000 in 2013 compared to $2,234,000 in 2012, a $226,000 or 10.1% decrease.  Secondary market mortgage loan volume for the year was $79,392,000 compared to 100,119,000 the prior year.

Securities gains were $192,000 in 2013 compared to $158,000 in 2012.

Other noninterest income was $1,324,000 in 2013 compared to $1,790,000 in 2012, a $466,000 or 26.0% decrease.  This decrease was primarily due a gain of $495,000 realized in 2012 from the sale of the Riverside branch office property that had been closed since 2009.
Noninterest Expense

2014 compared to 2013

Noninterest expense was $34,558,000 in 2014 compared to $35,105,000 in 2013, a decrease of $547,000 or 1.6%.

Salaries were $14,688,000 in 2014 compared to $14,059,000 in 2013, an increase of $629,000 or 4.5%. Employee benefits were $2,988,000 in 2014 compared to $3,848,000 in 2013, a decrease of $860,000 or 22.3%.  A large portion of this decrease, $778,000, was related to pension expense. Pension expense is impacted by market interest rates and participant decisions regarding retirement distributions, which can be difficult for the Company to predict.  Total full time equivalent employees were 284 at the end of 2014 compared to 290 at the end of 2013.

Occupancy and equipment expense were $3,727,000 for 2014 compared to $3,614,000 for 2013, an increase of $113,000 or 3.1%.

FDIC insurance assessment was $647,000 for both 2014 and 2013.

Bank franchise tax was $901,000 in 2014 compared to $745,000 in 2013, an increase of $156,000 or 20.9% due to an small accrual adjustment for North Carolina bank franchise taxes.

Core deposit intangible amortization was $1,114,000 in 2014 compared to $1,501,000 in 2013, a decrease of $387,000 or 25.8%. Core deposit amortization is based on an independent valuation analysis conducted at the time of the merger transaction. The amounts reflected in the financial statements are computed on an accelerated method over an estimated life of nine years.

Index
Data processing expense was $1,448,000 in 2014 compared to $1,248,000 in 2013, an increase of $200,000 or 16.0%.

Software expense was $1,019,000 in 2014 compared to $923,000 in 2013, an increase of $96,000 or 10.4%.

Foreclosed real estate, sometimes referred to as Other Real Estate Owned ("OREO") expense, includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. Total OREO related expenses for 2014 and 2013 are shown in the following table (dollars in thousands):

	2014	2013

(Gain) on sale of OREO	$(66)	$(85)
OREO valuation adjustments	68	1,070
OREO related expense	238	538
	$240	$1,523

Merger related expenses associated with the acquisition of MainStreet were $780,000 in 2014; there were no expenses in 2013. Management anticipates significant merger related expense to be recognized in the first and second quarters of 2015.

Other noninterest expense was $7,006,000 in 2014 compared to $6,997,000 in 2013, an increase of $9,000 or 0.1%.

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

Core deposit intangible amortization was $1,501,000 in 2013 compared to $1,935,000 in 2012, a decrease of $434,000 or 22.4%.  Core deposit amortization is based on an independent valuation analysis conducted at the time of the merger transaction. The amounts reflected in the financial statements are computed on an accelerated method over an estimated life of nine years.

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

Total OREO related expenses for 2013 and 2012 are shown in the following table (dollars in thousands):

	2013	2012

(Gain) on sale of OREO	$(85)	$(388)
OREO valuation adjustments	1,070	502
OREO related expense	538	414
	$1,523	$528

Index
Merger related expenses associated with the acquisition of MidCarolina were zero in 2013 compared to $19,000 in 2012.

Other noninterest expense was $6,997,000 in 2013 compared to $7,899,000 in 2012, a decrease of $902,000 or 11.4%.  Expenses in 2012 were negatively impacted by the combination of the MidCarolina merger in mid-2011 and the management information system conversion in early 2012.

Income Taxes

Income taxes on 2014 earnings amounted to $5,202,000, resulting in an effective tax rate of 29.0%, compared to 27.8% in 2013 and 28.2% in 2012.  The major difference between the statutory rate and the effective rate results from income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds or loans.

Fair Value Impact to Pretax Income

The July 2011 merger with MidCarolina has had a material and positive impact on earnings. The ongoing impact of the merger was mostly manifested in the increase in assets of approximately $500 million. However, the specific financial impact of the fair value related accounting adjustments is reflected in the following tables. The tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the merger on net interest income and pretax income for the years ended December 31, 2014, 2013, and 2012, respectively (dollars in thousands):

			December 31, 2014
	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2013	For the year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(5,010)	$1,608	$(3,358)	(1)
Accretable portion of acquired impaired loans	Income	(2,046)	1,185	(1,440)	(2)
FHLB advances	Expense	87	(22)	65
Trust preferred securities	Expense	1,964	(102)	1,862
Net Interest Income			2,669

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(924)	$2,045
Net non-interest expense			(924)

Change in pretax income			$1,745

(1) Remaining discount balance includes $35,000 of mark moved to OREO and $9,000 of charge-offs against the mark.
(2) Remaining discount balance includes $579,000 in reclassifications from the non-accretable difference.

Index

			December 31, 2013
	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2012	For the year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(9,631)	$4,601	$(5,010)	(1)
Accretable portion of acquired impaired loans	Income	(2,165)	2,635	(2,046)	(2)
Time deposits-brokered	Income	(278)	278	-
FHLB advances	Expense	109	(22)	87
Trust preferred securities	Expense	2,066	(102)	1,964
Net Interest Income			7,390

Non-interest (expense)
Amortization of core deposit intangible	Expense	$4,094	(1,125)	$2,969
Net non-interest expense			(1,125)

Change in pretax income			$6,265

(1) Remaining discount balance includes $9,000 of mark moved to OREO and $11,000 of charge-offs against the mark.
(2) Remaining discount balance includes $2,516,000 in reclassifications from the non-accretable difference.

			December 31, 2012
	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2011	For the year ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(15,908)	$6,098	$(9,631)	(1)
Accretable portion of acquired impaired loans	Income	(1,056)	2,616	(2,165)	(2)
Time deposits	Income	(110)	110	-
Time deposits-brokered	Income	(694)	416	(278)
FHLB advances	Expense	131	(22)	109
Trust preferred securities	Expense	2,171	(105)	2,066
Net Interest Income			7,390

Non-interest (expense)
Amortization of core deposit intangible	Expense	$5,652	(1,558)	$4,094
Net non-interest expense			(1,558)

Change in pretax income			$7,555

(1) Remaining discount balance includes $179,000 of charge-offs against the mark.
(2) Remaining discount balance includes $3,725,000 in reclassifications from the non-accretable difference.

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprise faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2014 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent Federal Reserve monetary policy.

Earnings Simulation

The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2014 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income

	December 31, 2014
	Change in net interest Income

Change in interest rates	Amount	Percent

Up 4.0%	$9,613	20.7%
Up 3.0%	7,279	15.7
Up 2.0%	4,831	10.4
Up 1.0%	2,346	5.1
Flat	-	-
Down 0.25%	(884)	(1.9)
Down 0.50%	(1,828)	(3.9)

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

Index
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

The following chart reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2014 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	December 31, 2014

Change in interest rates	Amount	$ Change	% Change

Up 4%	$216,829	$24,994	13.0%
Up 3%	213,938	22,103	11.5
Up 2%	208,830	16,995	8.9
Up 1%	201,249	9,414	4.9
Flat	191,835	-	-
Down 0.25%	187,941	(3,894)	(2.0)
Down 0.50%	183,672	(8,163)	(4.3)

Liquidity Risk Management

Liquidity is the ability of the Company in a timely manner to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining the Company's ability to meet the daily cash flow requirements of its customers, whether they are borrowers requiring funds or depositors desiring to withdraw funds.  Additionally, the Company requires cash for various operating needs including dividends to shareholders, the servicing of debt, and the payment of general corporate expenses.  The Company manages its exposure to fluctuations in interest rates and liquidity needs through policies approved by the ALCO and Board of Directors, both of which receive periodic reports of the Company's interest rate risk and liquidity position.  The Company uses a computer simulation model to assist in the management of the future liquidity needs of the Company.

Liquidity sources include on balance sheet and off balance sheet sources.

Balance sheet liquidity sources include cash, amounts due from banks, loan repayments, bond maturities and calls, and increases in deposits. Further, the Company maintains a large, high quality, very liquid bond portfolio, which is generally 50% to 60% unpledged and would, accordingly, be available for sale if necessary.

Off balance sheet sources include lines of credit from the Federal Home Loan Bank of Atlanta ("FHLB"), federal funds lines of credit, and access to the Federal Reserve Bank of Richmond's discount window.

The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2014, principal advance obligations to the FHLB consisted of $9,935,000 in fixed-rate, long-term advances compared to $9,951,000 in long-term advances at December 31, 2013.  The Company also had outstanding $70,700,000 in letters of credit at December 31, 2014 and $72,700,000 at December 31, 2013.  The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and thereby increasing on balance sheet liquidity.

Short term borrowing is discussed in note 10 and long-term borrowing is discussed in note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window.  There were no amounts outstanding under these facilities at December 31, 2014.

Index
The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing core deposit relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.   Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of December 31, 2014 and 2013 was $22,255,000 and $22,375,000, respectively.

 At the end of 2012, the FDIC's Transaction Account Guarantee program ('TAG") expired. TAG provided unlimited deposit insurance on noninterest bearing transaction accounts. In anticipation of this change, the Bank decided to participate in a new product which provides the Bank will the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is analogous to the CDARs product discussed above.

Management believes that these sources provide sufficient and timely liquidity, both on and off balance sheet.

BALANCE SHEET ANALYSIS

Securities

The securities portfolio generates income, plays a strategic role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements.  The securities portfolio consists of high quality investments, mostly federal agency, mortgage-backed, and state and municipal securities.

The Company is cognizant of the continuing historically low interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

Index
The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years (dollars in thousands, except yields):

	As of December 31,
	2014		2013		2012
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
Federal Agencies:
Within 1 year	$1,004	1.44%	$1,000	3.17%	$1,000	2.70%
1 to 5 years	56,195	1.05	58,203	0.98	38,929	1.03
5 to 10 years	19,718	1.72	7,038	0.88	2,529	0.93
Over 10 years	5,041	2.63	-	-	-	-
Total	81,958	1.32	66,241	1.00	42,458	1.07

Mortgage-backed:
Within 1 year	-	-	96	2.72	1	4.89
1 to 5 years	3,471	4.18	2,371	4.67	3,049	4.51
5 to 10 years	17,567	2.42	22,285	2.43	25,220	2.05
Over 10 years	35.251	2.39	44,416	2.45	53,315	2.24
Total	56,289	2.51	69,168	2.52	81,585	2.27

State and Municipal:
Within 1 year	10,673	2.07	6,737	1.82	5,889	2.81
1 to 5 years	76,279	2.94	73,986	2.72	50,803	2.72
5 to 10 years	80,468	4.23	89,077	4.27	94,254	4.10
Over 10 years	20,640	3.97	23,451	4.92	38,864	4.88
Total	188,060	3.56	193,251	3.67	189,810	3.85

Corporate Securities:
Within 1 year	-	-	-	-	-	-
1 to 5 years	7,916	1.83	8,083	1.96	1,183	1.74
5 to 10 years	500	2.42	2,876	1.91	5,134	2.69
Total	8,416	1.86	10,959	1.95	6,317	2.51

Preferred Stock:
No maturity	1,000	6.00	1,000	6.00	-	-
Total	1,000	6.00	1,000	6.00	-	-

Total portfolio	$335,723	2.80%	$340,619	2.87%	$320,170	3.05%
Loans

The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans. Average loans increased $10,505,000 or 1.3% from 2013 to 2014, and decreased $19,350,000 or 2.4% from 2012 to 2013.

At December 31, 2014, total loans were $840,925,000, an increase of $46,254,000 or 5.8% from the prior year. This represents the highest level of organic loan growth for the Company since the 2008 financial crisis.

Loans held for sale totaled $616,000 at December 31, 2014 and $2,760,000 at December 31, 2013.  Loan production volume was $49,565,000 and $79,392,000 for 2014 and 2013, respectively. These loans were approximately 70% purchase, 30% refinancing. Management expects a continuing slowdown in this business line.

Index
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following chart presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2014	2013	2012	2011	2010

Real estate:
Construction and land development	$50,863	$41,822	$48,812	$54,433	$37,168
Commercial real estate	391,472	364,616	355,433	351,961	210,393
Residential real estate	175,293	171,917	161,033	179,812	119,398
Home equity	91,075	87,797	91,313	96,195	61,064
Total real estate	708,703	666,152	656,591	682,401	428,023

Commercial and industrial	126,981	122,553	126,192	134,166	85,051
Consumer	5,241	5,966	5,922	8,191	7,707

Total loans	$840,925	$794,671	$788,705	$824,758	$520,781

The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):

Loans by Geographic Region

	As of December 31, 2014		Percentage Change in Balance Since December 31, 2013
	Balance	Percentage of Portfolio

Danville region	$206,752	24.6%	6.6%
Central region	142,664	17.0	(1.1)
Southside region	85,048	10.1	(4.3)
Eastern region	74,884	8.9	(3.6)
Alamance region	201,733	24.0	4.3
Guilford region	129,844	15.4	34.6

Total loans	$840,925	100.0%	5.8

        The large increase in the Guilford region was the result of a  convergence of improving business conditions in the Greensboro market and an ongoing, active program of customer outreach conducted by the Bank's lenders.

The Danville region consists of offices in Danville and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson.  The Southside region consists of offices in Martinsville and Henry County.  The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania.  The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2014 or 2013, loans to lessors of nonresidential buildings represented 19.5% of total loans at December 31, 2014 and 16.7% at December 31, 2013. These lessees and lessors are engaged in a variety of industries.

Index
The following table presents the maturity schedule of selected loan types (dollars in thousands):

Maturities of Selected Loan Types
December 31, 2014

	Commercial and Industrial (1)	Construction and Land Development	Total

1 year or less	$27,156	$14,622	$41,778
1 to 5 years (2)	87,402	30,596	117,998
After 5 years (2)	12,423	5,645	18,068
Total	$126,981	$50,863	$177,844

(1)	includes agricultural loans.
(2)	Of the loans due after one year, $130,623 have predetermined interest rates and $5,443 have floating or adjustable interest rates.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2014 was $400,000, compared to $294,000 for the year ended December 31, 2013 and $2,133,000 for the year ended December 31, 2012.

The reduced provision expense in 2014 and 2013 reflected the positive impact of continued improvements in overall asset quality metrics and robust loan loss recoveries.

The larger provision expenses in 2012 related to the rapid maturities and renewals of the performing acquired loan portfolio of MidCarolina. As this relatively short duration loan portfolio turned over, most of these balances were included in the ongoing allowance evaluation.

Allowance for Loan Losses ("ALLL")

The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

The ALLL was $12,427,000, $12,600,000, and $12,118,000 at December 31, 2014, 2013, and 2012, respectively.   The ALLL as a percentage of loans at each of those dates were 1.48%, 1.59%, and 1.54%, respectively. The gradual decrease in the allowance as a percentage of loans was driven by continued good loss history combined with improving qualitative risk factors in the loan portfolio, including strong asset quality metrics and some improvement in local and national economic factors.

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

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.55% at December 31, 2014, compared to 1.75% at December 31, 2013. On a dollar basis, the reserve was $11,716,000 at December 31, 2014, compared to $11,610,000 at December 31, 2013, an increase of $106,000 or 0.9%. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk. This reserve peaked at 1.98% in December 2012, shortly after the MidCarolina merger transaction. Management considers the methodical and gradual reduction of the level of this reserve directionally consistent with the inherent risk in the loan portfolio, as evidenced by all major asset quality metrics and some improvement in economic related qualitative factors.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 3.64% at December 31, 2014, compared to 9.27% at December 31, 2013. On a dollar basis, the reserve was $165,000 at December 31, 2014, compared to $559,000 at December 31, 2013, a decrease of $394,000 or 70.4%. The decrease was primarily the result of the partial charge off of one specific allocation on a commercial credit in the amount of approximately $510,000.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $546,000 at December 31, 2014, compared to $431,000 at December 31, 2013. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.

Index
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):

Summary of Loan Loss Experience

	Year Ended December 31,
	2014	2013	2012	2011	2010

Balance at beginning of period	$12,600	$12,118	$10,529	$8,420	$8,166

Charge-offs:
Construction and land development	-	-	202	529	-
Commercial real estate	510	164	370	173	666
Residential real estate	121	213	579	641	310
Home equity	137	156	115	230	135
Total real estate	768	533	1,266	1,573	1,111
Commercial and industrial	101	129	748	163	306
Consumer	95	175	72	127	114
Total charge-offs	964	837	2,086	1,863	1,531

Recoveries:
Construction and land development	28	227	87	36	147
Commercial real estate	38	96	388	270	9
Residential real estate	126	179	252	40	29
Home equity	65	65	27	10	2
Total real estate	257	567	754	356	187
Commercial and industrial	51	335	707	373	32
Consumer	83	123	81	73	76
Total recoveries	391	1,025	1,542	802	295

Net charge-offs (recoveries)	573	(188)	544	1,061	1,236
Provision for loan losses	400	294	2,133	3,170	1,490
Balance at end of period	$12,427	$12,600	$12,118	$10,529	$8,420

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):

Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$1,818	15.1%	$1,810	15.4%	$1,450	16.0%	$1,236	16.3%	$751	16.3%

Commercial real estate	6,814	52.6	6,819	51.1	6,822	51.2	5,719	49.3	4,623	47.5

Residential real estate	3,715	31.7	3,690	32.7	3,638	32.0	3,412	33.5	2,929	34.7

Consumer	80	0.6	99	0.8	208	0.8	162	1.0	117	1.5

Unallocated	-	-	182	-	-	-	-	-	-	-

Total	$12,427	100.0%	$12,600	100.0%	$12,118	100.0%	$10,529	100.0%	$8,420	100.0%

% - represents the percentage of loans in each category to total loans.

Index
Asset Quality Indicators

      The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios

	As of or for the Years Ended December 31,
	2014	2013	2012	2011	2010

Allowance to loans*	1.48%	1.59%	1.54%	1.28%	1.62%
FAS 5 ALLL (ASC450)	1.55	1.75	1.98	1.95	1.62
Net charge-offs to year-end allowance	4.61	(1.49)	4.49	10.08	14.68
Net charge-offs (recoveries) to average loans	0.07	(0.02)	0.07	0.16	0.24
Nonperforming assets to total assets*	0.46	0.65	0.90	1.46	0.76
Nonperforming loans to loans*	0.49	0.64	0.67	1.66	0.50
Provision to net charge-offs	69.81	(156.38)	392.10	298.77	120.52
Provision to average loans	0.05	0.04	0.26	0.47	0.29
Allowance to nonperforming loans*	302.21	248.47	227.95	76.74	324.22

* - at year end.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.49% at December 31, 2014 compared to 0.64% at December 31, 2013.

Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.46% of total assets at December 31, 2014 compared to 0.65% at December 31, 2013.

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

Index
The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):

Nonperforming Assets

	As of December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:
Real estate	$4,111	$5,060	$5,261	$11,651	$2,181
Commercial	-	11	52	1,820	401
Agricultural	-	-	-	-	-
Consumer	1	-	3	49	15
Total nonaccrual loans	4,112	5,071	5,316	13,520	2,597

Loans past due 90 days and accruing interest:
Real estate	-	-	-	197	-
Commercial	-	-	-	-	-
Agricultural	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	197	-

Total nonperforming loans	4,112	5,071	5,316	13,717	2,597

Foreclosed real estate	2,119	3,422	6,193	5,353	3,716

Total nonperforming assets	$6,231	$8,493	$11,509	$19,070	$6,313

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of the dates indicated (dollars in thousands):

Impaired Loans

	As of December 31,
	2014	2013	2012	2011	2010

Accruing	$989	$958	$499	$313	$560
On nonaccrual status	3,548	5,071	2,548	2,925	-
Total impaired loans	$4,537	$6,029	$3,047	$3,238	$560

Troubled Debt Restructurings ("TDR")

TDRs exist whenever the Company makes a concession to customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.

There was $2,862,000 in TDRs at December 31, 2014 compared to $2,100,000 at December 31, 2013.

Foreclosed Assets

      Foreclosed assets were carried on the consolidated balance sheets at $2,119,000 and $3,422,000 as of December 31, 2014 and 2013, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.  The following table shows OREO as of the dates indicated (dollars in thousands):

Index
Other Real Estate Owned

	As of December 31,
	2014	2013	2012	2011	2010

Construction and land development	$1,577	$1,683	$3,290	$3,001	$2,293
Farmland	-	-	236	-	-
1-4 family residential	382	1,400	1,090	1,267	1,078
Multifamily (5 or more) residential	-	-	1,012	-	-
Commercial real estate	160	339	565	1,085	345
	$2,119	$3,422	$6,193	$5,353	$3,716

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $2,338,000 or 0.22% in 2014, after decreasing $1,167,000 or 0.11% in 2013.

Period-end total deposits increased $18,162,000 or 1.7% during 2014.  The increase was primarily related to growth in core deposits throughout the Bank, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, which at year end totaled $0 for 2014, $4,000,000 for 2013, and $7,314,000 for 2012. They also included time deposits through the CDARs program, which at year end totaled $22,255,000 for 2014, $22,375,000 for 2013, and $22,150,000 for 2012. Management considers the CDARs deposits the functional equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.

      Average deposits and rates for the years indicated (dollars in thousands):

Deposits

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

Noninterest bearing deposits	$234,149	-%	$220,980	-%	$213,129	-%

Interest bearing accounts:
NOW accounts	$183,994	0.04%	$161,602	0.07%	$142,296	0.13%
Money market	177,046	0.13	178,235	0.19	174,027	0.30
Savings	88,629	0.05	84,162	0.08	78,358	0.14
Time	368,712	1.17	405,213	1.22	443,549	1.36
Total interest bearing deposits	$818,381	0.57%	$829,212	0.66%	$838,230	0.82%

Average total deposits	$1,052,530	0.44%	$1,050,192	0.52%	$1,051,359	0.65%

Certificates of Deposit of $100,000 or More

      Certificates of deposit at December 31, 2014 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2014
3 months or less	$22,977
Over 3 through 6 months	21,234
Over 6 through 12 months	16,196
Over 12 months	163,965
Total	$224,372

Index
Certificates of Deposit of $250,000 or More

      Certificates of deposit at December 31, 2014 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2014
3 months or less	$10,370
Over 3 through 6 months	6,796
Over 6 through 12 months	7,834
Over 12 months	94,225
Total	$119,225

Borrowed Funds

In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding.  Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, and trust preferred capital notes.  Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government,  its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily.  The Company considers these accounts to be a stable and low cost source of funds.  The securities underlying these agreements remain under the Company's control.  Refer to Notes 11 and 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.

The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):

Short-Term Borrowings

	As of December 31,
	2014	2013

Customer repurchase agreements	$53,480	$39,478
FHLB overnight borrowings	-	-
Total	$53,480	$39,478

Weighted interest rate	0.02%	0.02%

Average for the year ended:
Outstanding	$43,724	$47,817
Interest rate	0.02%	0.08%

Maximum month-end outstanding	$53,480	$53,888

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2014, the Bank's public deposits totaled $131,253,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2013, the Company had $70,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity

The Company's goal with capital management is to be classified as "well capitalized" under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.

Shareholders' equity was $173,780,000 at December 31, 2014 and $167,551,000 at December 31, 2013.

The Company declared and paid quarterly dividends totaling $0.92 per share for each of the past three years.  Cash dividends in 2014 totaled $7,237,000 and represented a 56.8% payout of 2014 net income, compared to a 46.0% payout in 2013, and a 45.1% payout in 2012.

Index
One measure of a financial institution's capital level is the ratio of shareholders' equity to assets.  Shareholders' equity was 12.91% of assets at December 31, 2014, 12.81% of assets at December 31, 2013, and 12.72% of assets at December 31, 2012.  In addition, banking regulators have defined minimum regulatory capital ratios that the Company and its banking subsidiary are required to maintain.  These ratios take into account risk factors identified by those regulatory authorities associated with the assets and off-balance sheet activities of financial institutions.  The guidelines require percentages, or "risk weights," be applied to those assets and off-balance sheet assets in relation to their perceived risk.  Under the guidelines in effect for the periods reported capital strength is measured in two tiers.  Tier 1 capital consists primarily of shareholder's equity and trust preferred capital notes, while Tier 2 capital consists generally of qualifying allowance for loan losses. "Total" capital is the sum of Tier 1 and Tier 2 capital.  Another regulatory indicator of capital adequacy is the leverage ratio, which is computed by dividing Tier 1 capital by average quarterly assets less intangible assets.

The following table represents the major capital ratios for the Company as of the dates indicated:

	As of December 31,
	2014	2013	2012	2011	2010
Capital Ratios:
Total risk-based capital ratio	17.86%	18.14%	17.00%	15.55%	19.64%
Tier 1 risk-based capital ratio	16.59%	16.88%	15.75%	14.36%	18.38%
Tier 1 leverage ratio	12.16%	11.81%	11.27%	10.32%	12.74%
Tangible equity to tangible assets ratio	10.16%	9.91%	9.64%	8.52%	10.41%

As mandated by bank regulations, the following five capital categories are identified for insured depository institutions:  "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."  These regulations require the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements. Under the regulations in effect for the periods reported, well capitalized institutions must have Tier 1 risk-based capital ratios of at least 6%, total risk-based capital ratios of at least 10%, leverage ratios of at least 5%, and not be subject to capital directive orders. Management believes, as of December 31, 2014 and 2013, that the Company met the requirements to be considered "well capitalized."

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

Between late April and mid-August, 2014, the Company repurchased 70,184 shares at an average cost of $21.45 per share, for a total cost of approximately $1.5 million. Repurchase transactions have been consistently executed at a per share purchase price less than book value per common share at the time of repurchase.

In early June 2014, the Company elected to establish a 10b5-1 plan with Raymond James & Associates, Inc., a recognized brokerage firm ("Raymond James").  This plan operated until October 31, 2014. The plan authorized Raymond James to buy shares of the Company's common stock on behalf of the Company, even during closed window periods, subject to certain price and volume limitations. The maximum number of shares that could be purchased under the 10b5-1 plan was 50,000 shares.  Raymond James purchased 400 shares under the 10b5-1 plan in October 2014.

Index
CONTRACTUAL OBLIGATIONS

The following items are contractual obligations of the Company as of December 31, 2014 (dollars in thousands):

	Payments Due By Period

	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$363,817	$112,459	$188,390	$59,111	$3,857
Repurchase agreements	53,480	53,480	-	-	-
FHLB borrowings	9,938	-	9,935	-	-
Operating leases	1,858	599	922	337	-
Trust preferred capital notes	27,521	-	-	-	27,521

OFF-BALANCE SHEET ACTIVITIES

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and the MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries.  Refer to Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of trust preferred capital notes.  Off-balance sheet transactions were as follows as of the dates indicated (dollars in thousands):

	December 31,
Off-Balance Sheet Transactions	2014	2013

Commitments to extend credit	$190,413	$179,272
Standby letters of credit	3,333	3,405
Mortgage loan rate-lock commitments	3,372	5,913

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

Index
ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$11,954	$11,780	$11,852	$11,869	$47,455
Interest expense	1,495	1,429	1,392	1,414	5,730

Net interest income	10,459	10,351	10,460	10,455	41,725
Provision for loan losses	-	150	-	250	400
Net interest income after provision for loan losses	10,459	10,201	10,460	10,205	41,325

Noninterest income	2,703	2,700	2,981	2,792	11,176
Noninterest expense	8,423	8,365	8,827	8,943	34,558

Income before income taxes	4,739	4,536	4,614	4,054	17,943
Income taxes	1,289	1,303	1,446	1,164	5,202
Net income	3,450	3,233	3,168	2,890	12,741

Per common share:
Net income - basic	$0.44	$0.41	$0.40	$0.37	$1.62
Net income - diluted	0.44	0.41	0.40	0.37	1.62
Cash dividends	0.23	0.23	0.23	0.23	0.92

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$13,409	$13,347	$13,106	$13,094	$52,956
Interest expense	1,727	1,654	1,613	1,589	6,583

Net interest income	11,682	11,693	11,493	11,505	46,373
Provision for loan losses	294	-	-	-	294
Net interest income after provision for loan losses	11,388	11,693	11,493	11,505	46,079

Noninterest income	2,770	2,686	2,767	2,604	10,827
Noninterest expense	8,318	8,428	8,455	9,904	35,105

Income before income taxes	5,840	5,951	5,805	4,205	21,801
Income taxes	1,689	1,741	1,562	1,062	6,054
Net income	4,151	4,210	4,243	3,143	15,747

Per common share:
Net income - basic	$0.53	$0.54	$0.54	$0.40	$2.00
Net income - diluted	0.53	0.53	0.54	0.40	2.00
Cash dividends	0.23	0.23	0.23	0.23	0.92

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2015 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and Subsidiaries' internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 9, 2015

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of American National Bankshares Inc. and Subsidiaries, and our report dated March 9, 2015 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 9, 2015

Index

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2014 and 2013
(Dollars in thousands, except per share data)

ASSETS	2014	2013
Cash and due from banks	$29,272	$19,808
Interest-bearing deposits in other banks	38,031	47,873

Securities available for sale, at fair value	344,716	346,124
Restricted stock, at cost	4,534	4,889
Loans held for sale	616	2,760

Loans, net of unearned income	840,925	794,671
Less allowance for loan losses	(12,427)	(12,600)
Net loans	828,498	782,071

Premises and equipment, net	23,025	23,674
Other real estate owned, net of valuation allowance of $2,971 in 2014 and $3,340 in 2013	2,119	3,422
Goodwill	39,043	39,043
Core deposit intangibles, net	2,045	3,159
Bank owned life insurance	15,193	14,746
Accrued interest receivable and other assets	19,400	19,943
Total assets	$1,346,492	$1,307,512

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$254,458	$229,347
Demand deposits -- interest bearing	193,432	167,736
Money market deposits	174,000	185,270
Savings deposits	90,130	85,724
Time deposits	363,817	389,598
Total deposits	1,075,837	1,057,675

Customer repurchase agreements	53,480	39,478
Long-term borrowings	9,935	9,951
Trust preferred capital notes	27,521	27,419
Accrued interest payable and other liabilities	5,939	5,438
Total liabilities	1,172,712	1,139,961

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized 7,873,474 shares outstanding at December 31, 2014 and 7,890,697 shares outstanding at December 31, 2013	7,872	7,891
Capital in excess of par value	57,650	58,050
Retained earnings	104,594	99,090
Accumulated other comprehensive income, net	3,664	2,520
Total shareholders' equity	173,780	167,551
Total liabilities and shareholders' equity	$1,346,492	$1,307,512

      The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per share data)

	2014	2013	2012
Interest and Dividend Income:
Interest and fees on loans	$39,257	$44,817	$49,189
Interest and dividends on securities:
Taxable	3,775	3,530	4,044
Tax-exempt	3,971	4,213	4,280
Dividends	296	245	213
Other interest income	156	151	80
Total interest and dividend income	47,455	52,956	57,806
Interest Expense:
Interest on deposits	4,654	5,460	6,843
Interest on short-term borrowings	9	40	150
Interest on long-term borrowings	325	329	335
Interest on trust preferred capital notes	742	754	813
Total interest expense	5,730	6,583	8,141
Net Interest Income	41,725	46,373	49,665
Provision for Loan Losses	400	294	2,133
Net Interest Income after Provision for Loan Losses	41,325	46,079	47,532
Noninterest Income:
Trust fees	4,196	3,689	3,703
Service charges on deposit accounts	1,735	1,750	1,757
Other fees and commissions	1,903	1,864	1,768
Mortgage banking income	1,126	2,008	2,234
Securities gains (losses), net	505	192	158
Other	1,711	1,324	1,790
Total noninterest income	11,176	10,827	11,410
Noninterest Expense:
Salaries	14,688	14,059	15,785
Employee benefits	2,988	3,848	3,604
Occupancy and equipment	3,727	3,614	3,951
FDIC assessment	647	647	692
Bank franchise tax	901	745	690
Core deposit intangible amortization	1,114	1,501	1,935
Data processing	1,448	1,248	512
Software	1,019	923	1,028
Foreclosed real estate, net	240	1,523	528
Merger related expenses	780	-	19
Other	7,006	6,997	7,899
Total noninterest expense	34,558	35,105	36,643
Income Before Income Taxes	17,943	21,801	22,299
Income Taxes	5,202	6,054	6,293
Net Income	$12,741	$15,747	$16,006

Net Income Per Common Share:
Basic	$1.62	$2.00	$2.04
Diluted	$1.62	$2.00	$2.04
Average Common Shares Outstanding:
Basic	7,867,198	7,872,870	7,834,351
Diluted	7,877,576	7,884,561	7,845,652

      The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$12,741	$15,747	$16,006

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	3,993	(9,379)	1,647
Income tax (expense) benefit	(1,398)	3,282	(576)

Reclassification adjustment for gains on securities	(505)	(192)	(158)
Income tax expense	177	67	55

Change in unfunded pension liability	(1,728)	1,761	(309)
Income tax (expense) benefit	605	(616)	108

Other comprehensive income (loss)	1,144	(5,077)	767

Comprehensive income	$13,885	$10,670	$16,773

      The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2011	$7,807	$56,395	$81,797	$6,830	$152,829

Net income	-	-	16,006	-	16,006
Other comprehensive income	-	-	-	767	767
Stock options exercised	7	111	-	-	118
Equity based compensation	33	705	-	-	738
Cash dividends declared, $0.92 per share	-	-	(7,212)	-	(7,212)

Balance, December 31, 2012	7,847	57,211	90,591	7,597	163,246

Net income	-	-	15,747	-	15,747
Other comprehensive (loss)	-	-	-	(5,077)	(5,077)
Stock options exercised	18	291	-	-	309
Equity based compensation	26	548	-	-	574
Cash dividends declared, $0.92 per share	-	-	(7,248)	-	(7,248)

Balance, December 31, 2013	7,891	58,050	99,090	2,520	167,551

Net income	-	-	12,741	-	12,741
Other comprehensive income	-	-	-	1,144	1,144
Stock repurchased and retired	(70)	(1,438)	-	-	(1,508)
Stock options exercised	26	416	-	-	442
Equity based compensation	25	622	-	-	647
Cash dividends declared, $0.92 per share	-	-	(7,237)	-	(7,237)

Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

                      The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$12,741	$15,747	$16,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	294	2,133
Depreciation	1,688	1,734	1,761
Net accretion of purchase accounting adjustments	(2,669)	(7,390)	(9,113)
Core deposit intangible amortization	1,114	1,501	1,935
Net amortization (accretion) of securities	2,535	3,158	3,261
Net gain on sale or call of securities	(505)	(192)	(158)
Gain on sale of loans held for sale	(883)	(1,705)	(1,958)
Proceeds from sales of loans held for sale	52,592	92,189	94,555
Originations of loans held for sale	(49,565)	(79,392)	(100,119)
Net gain on other real estate owned	(66)	(85)	(388)
Valuation allowance on other real estate owned	68	1,070	502
Net loss (gain) on sale of premises and equipment	10	-	(503)
Equity-based compensation expense	647	574	738
Net change in bank owned life insurance	(447)	(457)	(475)
Deferred income tax expense	49	2,024	5,557
Net change in interest receivable	207	(30)	383
Net change in other assets	(2,057)	(898)	2,183
Net change in interest payable	(23)	(145)	(77)
Net change in other liabilities	524	147	(1,617)
Net cash provided by operating activities	16,360	28,144	14,606

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,667	2,623	4,208
Proceeds from maturities, calls and paydowns of securities available for sale	78,350	53,792	65,833
Purchases of securities available for sale	(89,151)	(79,830)	(73,535)
Net change in restricted stock	355	398	732
Net (increase) decrease in loans	(44,420)	(368)	37,240
Proceeds from sale of premises and equipment	-	-	572
Purchases of premises and equipment	(1,049)	(865)	(699)
Proceeds from sales of foreclosed real estate	1,687	3,612	6,051
Capital improvements in other real estate owned	-	-	(22)
Net cash (used in) provided by investing activities	(40,561)	(20,638)	40,380

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	43,943	49,978	(6,801)
Net change in time deposits	(25,781)	(19,692)	(23,760)
Net change in customer repurchase agreements	14,002	(10,464)	4,367
Net change in other short-term borrowings	-	-	(3,000)
Net change in long-term borrowings	(38)	(150)	(149)
Common stock dividends paid	(7,237)	(7,248)	(7,212)
Repurchase of common stock	(1,508)	-	-
Proceeds from exercise of stock options	442	309	118
Net cash provided by (used in) financing activities	23,823	12,733	(36,437)

Net (Decrease) Increase in Cash and Cash Equivalents	(378)	20,239	18,549

Cash and Cash Equivalents at Beginning of Period	67,681	47,442	28,893

Cash and Cash Equivalents at End of Period	$67,303	$67,681	$47,442

      The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2014, 2013, and 2012

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

On July 1, 2011, the Company completed its merger with MidCarolina Financial Corporation ("MidCarolina") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina.  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.

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

Index
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

Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination.  These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold.  These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans).  In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk.  Loans held for sale are carried at fair value.  Gains on sales of loans are recognized at the loan closing date and are included in noninterest income.

Derivative Loan Commitments

The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2014, 2013 or 2012.

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

In connection with the MidCarolina merger, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments.  These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination.  The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  It the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDR").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $2,862,000 in loans classified as TDRs as of December 31, 2014 and $2,100,000 as of December 31, 2013.

Allowance for Loan Losses

The purpose of the allowance for loan losses ("ALLL") is to provide for probable losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans.  Loan charge-offs decrease the allowance.

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

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2014, 2013, and 2012.
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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Index
Income Taxes

The Company uses the balance sheet method to account for deferred income tax assets and liabilities.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2014 and 2013.

Stock-Based Compensation

Stock compensation accounting guidance ASC 718, "Compensation – Stock Compensation" requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Earnings Per Common Share

     Basic earnings per common share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company consist solely of outstanding stock options, and are determined using the treasury method. Nonvested shares of restricted stock are included in the computation of basic earning per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.
Comprehensive Income

Comprehensive income is shown in a two statement approach, the first statement presents total net income and its components followed by a second statement that presents all the components of other comprehensive income such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred, and were $453,000, $607,000, and $454,000 in 2014, 2013, and 2012, respectively.
Mergers and Acquisitions
Business combinations are accounted for under ASC 805, "Business Combinations", using the acquisition method of accounting. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, the Company relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. Under the acquisition method of accounting, the Company identifies the acquirer and the closing date and applies applicable recognition principles and conditions.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update ("ASU") 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.
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

Index
In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU applies to any entity using GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities," from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation," for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures."  This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.  The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted.  The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Existing guidance in "Compensation – Stock Compensation (Topic 718)," should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis.  The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

Index
In August 2014, the FASB issued ASU No. 2014-14, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure."  The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure.  The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04.  The Company is currently assessing the impact that ASU 2014-14 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern."  This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period.  If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice.  The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity."  The amendments in ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, "Business Combinations (Topic 805):  Pushdown Accounting."  The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable.  The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

Index
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items."  The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Note 2 - Acquisition of MainStreet BankShares, Inc.

        On January 1, 2015, the Company completed its acquisition of MainStreet. The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the MainStreet Merger Agreement.  Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A., MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.

        Pursuant to the MainStreet Merger Agreement, the former holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6 million from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger.

        MainStreet was the holding company for Franklin Bank.  As of December 31, 2014, MainStreet had total net loans of approximately $122 million, total assets of approximately $164 million, and total deposits of approximately $137 million. Franklin Bank provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.

Note 3 – Restrictions on Cash

The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was $0 at December 31, 2014 and 2013

The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2014 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5,814,000.

Index
Note 4 - Securities

The amortized cost and estimated fair value of investments in debt securities at December 31, 2014 and 2013 were as follows (dollars in thousands):

	December 31, 2014
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,958	$252	$104	$82,106
Mortgage-backed and CMOs	56,289	1,248	112	57,425
State and municipal	188,060	7,523	90	195,493
Corporate	8,416	16	53	8,379
Equity securities	1,000	313	-	1,313
Total securities available for sale	$335,723	$9,352	$359	$344,716

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$66,241	$126	$486	$65,881
Mortgage-backed and CMOs	69,168	1,085	645	69,608
State and municipal	193,251	5,999	517	198,733
Corporate	10,959	4	164	10,799
Total securities available for sale	$340,619	$7,317	$1,812	$346,124

The amortized cost and estimated fair value of investments in securities at December 31, 2014, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value

Due in one year or less	$11,677	11,741
Due after one year through five years	140,390	142,688
Due after five years through ten years	100,686	105,099
Due after ten years	25,681	26,450
Mortgage-backed and CMOs	56,289	57,425
Equity securities	1,000	1,313
	$335,723	$344,716

Gross realized gains and losses from the call of certain securities or the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Realized gains	$507	$229	$193
Realized losses	(2)	(37)	(35)
Other-than-temporary impairment	-	-	-

Securities with a carrying value of approximately $168,965,000 and $154,946,000 at December 31, 2014 and 2013, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $70,000,000 at December 31, 2014 and $72,000,000 at December 31, 2013.

Index
Temporarily Impaired Securities

The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

        Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$28,979	$104	$21,449	$35	$7,530	$69
Mortgage-backed and CMOs	7,182	112	1,171	13	6,011	99
State and municipal	20,542	90	15,836	60	4,706	30
Corporate	5,032	53	2,273	4	2,759	49
Total	$61,735	$359	$40,729	$112	$21,006	$247

GSE debt securities: The unrealized losses on the Company's investment in 14 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

GSE residential mortgage-backed securities: The unrealized losses on the Company's investment in seven GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

State and municipal securities:  The unrealized losses on 25 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Corporate securities:  The unrealized losses on five corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2014.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 6% of its outstanding capital. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $2,742,000 and $2,722,000 as of December 31, 2014 and 2013 and FHLB stock in the amount of $1,625,000 and $2,000,000 as of December 31, 2014 and 2013, respectively.

Index
The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2013 (dollars in thousands):

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

Other-Than-Temporary-Impaired Securities

As of December 31, 2014 and 2013, there were no securities classified as other-than-temporary impaired.

Note 5 – Loans

Loans, excluding loans held for sale, at December 31, 2014 and 2013 were comprised of the following (dollars in thousands):

	December 31,
	2014	2013

Commercial	$126,981	$122,553
Commercial real estate:
Construction and land development	50,863	41,822
Commercial real estate	391,472	364,616
Residential real estate:
Residential	175,293	171,917
Home equity	91,075	87,797
Consumer	5,241	5,966
Total loans	$840,925	$794,671

Net deferred loan (fees) costs included in the above loan categories are $(435,000) for 2014 and $(299,000) for 2013.

Overdraft deposits were reclassified to consumer loans in the amount of $129,000 and $71,000 for 2014 and 2013, respectively.

Acquired Loans

Interest income, including accretion, on loans acquired from MidCarolina for the year ended December 31, 2014 was approximately $13.4 million. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2014 and 2013, are as follows (dollars in thousands):
	2014	2013
Outstanding principal balance	$84,892	$134,099
Carrying amount	78,111	124,828

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates is as follows (dollars in thousands):

	December 31, 2014	December 31, 2013
Outstanding principal balance	$18,357	$21,014
Carrying amount	14,933	16,644

Index

                                                      The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30 ,  for the year ended December 31, 2014. The accretion reflected below includes $88,000 related to loan payoffs (dollars in thousands):

	2014	2013	2012
Balance at January 1	$2,046	$2,165	$1,056
Accretion	(1,185)	(2,635)	(2,616)
Reclassification from nonaccretable difference	579	2,516	3,725
Balance at December 31	$1,440	$2,046	$2,165

Past Due Loans

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2014 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$114	$165	$-	$-	$279	$126,702	$126,981
Commercial real estate:
Construction and land development	44	269	-	279	592	50,271	50,863
Commercial real estate	257	-	-	3,010	3,267	388,205	391,472
Residential:
Residential	390	325	-	560	1,275	174,018	175,293
Home equity	223	60	-	262	545	90,530	91,075
Consumer	1	42	-	1	44	5,197	5,241
Total	$1,029	$861	$-	$4,112	$6,002	$834,923	$840,925

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2013 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$27	$-	$-	$11	$38	$122,515	$122,553
Commercial real estate:
Construction and land development	-	51	-	877	928	40,894	41,822
Commercial real estate	667	-	-	2,879	3,546	361,070	364,616
Residential:
Residential	642	202	-	880	1,724	170,193	171,917
Home equity	109	18	-	424	551	87,246	87,797
Consumer	21	1	-	-	22	5,944	5,966
Total	$1,466	$272	$-	$5,071	$6,809	$787,862	$794,671

Index
Impaired Loans

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7	$7	$-	$12	$1
Commercial real estate:
Construction and land development	280	325	-	448	-
Commercial real estate	1,520	1,797	-	1,844	-
Residential:
Residential	603	603	-	723	8
Home equity	256	256	-	316	-
Consumer	1	1	-	2	-
	$2,667	$2,989	$-	$3,345	$9
With a related allowance recorded:
Commercial	-	-	-	-	-
Commercial real estate:
Construction and land development	576	577	12	593	34
Commercial real estate	1,275	1,422	149	1,297	8
Residential
Residential	4	4	1	4	-
Home equity	-	-	-	-	-
Consumer	15	15	3	17	1
	$1,870	$2,018	$165	$1,911	$43
Total:
Commercial	$7	$7	$-	$12	$1
Commercial real estate:
Construction and land development	856	902	12	1,041	34
Commercial real estate	2,795	3,219	149	3,141	8
Residential:
Residential	607	607	1	727	8
Home equity	256	256	-	316	-
Consumer	16	16	3	19	1
	$4,537	$5,007	$165	$5,256	$52

Index
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2013 (dollars in thousands):

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

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2014, 2013, and 2012, included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	2	743	737
Equity	1	8	8
Residential real estate:	2	121	124
Consumer	-	-	-
Total	5	$872	$869

Index

Loans Modified as a TDR for the Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	1,190	1,190
Equity	-	-	-
Residential real estate	-	-	-
Consumer	-	-	-
Total	1	$1,190	$1,190

	Loans Modified as a TDR for the Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$11	$10
Commercial real estate	9	2,421	1,403
Equity	-	-	-
Residential real estate	1	11	11
Consumer	1	22	21
Total	12	$2,465	$1,445

During the year ended December 31, 2014, 2013, and 2012, the Company had no loans that subsequently defaulted within twelve months of modification.  The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

     The following table summarizes the primary reason certain loan modifications were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Balances represent the recorded investment at the end of the year in which the modification was made. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures (dollars in thousands):
	Year Ended December 31,
	2014			2013			2012
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$-	$-	$-	$-	$-	$-	$-	$10	$8
Commercial real estate	-	737	-	-	1,190	137	-	1,403	-
Equity	-	8	-	-	-	-	-	-	-
Residential real estate	-	124	1	-	-	-	-	11	-
Consumer	-	-	-	-	-	-	-	21	22
Total	$-	$869	$1	$-	$1,190	$137	$-	$1,445	$30

     As of December 31, 2014, the Company had $361,00 residential real estate loans in the process of foreclosure.

Index
Risk Ratings

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2014 (dollars in thousands):

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity

Pass	$125,405	$45,534	$382,607	$165,367	$88,646
Special Mention	1,569	569	4,889	6,709	1,801
Substandard	7	4,760	3,976	3,217	628
Doubtful	-	-	-	-	-
Total	$126,981	$50,863	$391,472	$175,293	$91,075

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,240
Nonperforming	1
Total	$5,241

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

Index
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2013 (dollars in thousands):

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

Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2014, are presented below (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Allowance for Loan Losses
Balance, beginning of year	$12,600	$12,118	$10,529
Provision for loan losses	400	294	2,133
Charge-offs	(964)	(837)	(2,086)
Recoveries	391	1,025	1,542
Balance, end of year	$12,427	$12,600	$12,118

	Years Ended December 31,
	2014	2013	2012
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$210	$201	$200
Provision for unfunded commitments	(47)	9	1
Charge-offs (recovery of)	-	-	-
Balance, end of year	$163	$210	$201

The reserve for unfunded loan commitments is included in other liabilities.

Index

           The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2014 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for Loan Losses
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	(101)	(510)	(258)	(95)	-	(964)
Recoveries	51	66	191	83	-	391
Provision	58	439	92	(7)	(182)	400
Balance at December 31, 2014	$1,818	$6,814	$3,715	$80	$-	$12,427

Balance at December 31, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$161	$1	$3	$-	$165
Collectively evaluated for impairment	1,815	6,400	3,424	77	-	11,716
Acquired impaired loans	3	253	290	-	-	546
Total	$1,818	$6,814	$3,715	$80	$-	$12,427

Loans
Individually evaluated for impairment	$7	$3,651	$863	$16	$-	$4,537
Collectively evaluated for impairment	126,774	429,660	259,796	5,225	-	821,455
Acquired impaired loans	200	9,024	5,709	-	-	14,933
Total	$126,981	$442,335	$266,368	$5,241	$-	$840,925

              The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2013 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for Loan Losses
Balance as of December 31, 2012	$1,450	$6,822	$3,638	$208	$-	$12,118
Charge-offs	(129)	(164)	(369)	(175)	-	(837)
Recoveries	335	323	244	123	-	1,025
Provision	154	(162)	177	(57)	182	294
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600

Balance as of December 31, 2013:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$556	$-	$3	$-	$559
Collectively evaluated for impairment	1,810	6,039	3,483	96	182	11,610
Acquired impaired loans	-	224	207	-	-	431
Total	$1,810	$6,819	$3,690	$99	$182	$12,600

Loans
Individually evaluated for impairment	$19	$4,688	$1,304	$18	$-	$6,029
Collectively evaluated for impairment	122,424	392,720	250,906	5,948	-	771,998
Acquired impaired loans	110	9,030	7,504	-	-	16,644
Total	$122,553	$406,438	$259,714	$5,966	$-	$794,671

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

Index
Note 7 – Premises and Equipment

Major classifications of premises and equipment at December 31, 2014 and 2013 are summarized as follows (dollars in thousands):

	December 31,
	2014	2013

Land	$5,794	$5,794
Buildings	22,963	22,968
Leasehold improvements	1,418	1,238
Furniture and equipment	18,722	17,965
	48,897	47,965
Accumulated depreciation	(25,872)	(24,291)
Premises and equipment, net	$23,025	$23,674

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $1,688,000, $1,734,000, and $1,761,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2014 are as follows (dollars in thousands):

Minimum Lease
Year	Payments
2015	$599
2016	493
2017	429
2018	305
2019	31
2020 and after	-
$1,857

Rent expense, a component of occupancy and equipment expense, for the years ended December 31, 2014, 2013, and 2012 was $657,000, $629,000, and $650,000, respectively.

Note 8– Goodwill and Other Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2014, 2013, and 2012.
Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and are being amortized over 99 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months.

The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2014, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2013	$39,043	$3,159
Additions	-	-
Amortization	-	(1,114)
Impairment	-	-
Balance at December 31, 2014	$39,043	$2,045

Index
Goodwill and intangible assets at December 31, 2014 and 2013 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2014
Core deposit intangibles	$9,969	$(7,924)	$2,045
Goodwill	39,043	-	39,043

December 31, 2013
Core deposit intangibles	$9,669	$(6,510)	$3,159
Goodwill	39,043	-	39,043

Amortization expense of core deposit intangibles for the years ended December 31, 2014, 2013, and 2012 were $1,114,000, $1,501,000, and $1,935,000, respectively.  As of December 31, 2014, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2015	$906
2016	717
2017	320
2018	68
2019	23
2020 and after	11
Total	$2,045

Note 9 - Deposits

The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2014 and 2013 was $119,225,000 and $134,092,000, respectively.

At December 31, 2014, the scheduled maturities of certificates of deposits (included in "time" deposits on the Consolidated Balance Sheet) were as follows (dollars in thousands):

Year	Amount

2015	$112,459
2016	119,396
2017	68,995
2018	39,111
2019	19,999
2020 and after	3,857
Total	$363,817

      The Company has a relatively small portion of its time deposits provided by wholesale sources. Brokered time deposits totaled $0 at  December 31, 2014, compared to $4,000,000 at  December 31, 2013. Time deposits through the Certificate of Deposit Account Registry Service ("CDARs") program totaled $22,255,000 at December 31, 2014 compared to $22,375,000 at  December 31, 2013. Deposits through the CDARs program are generated from major customers with substantial relationships to the Bank.

Index
Note 10 – Short-term Borrowings

Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window.  Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or Government Sponsored Entities ("GSEs").  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted solely of customer repurchase agreements at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Customer repurchase agreements	$53,480	0.02%	$39,478	0.02%

Note 11 – Long-term Borrowings

Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2014, $418,087,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

 Long-term borrowings consisted of the following fixed rate, advances as of December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,935	2.98%	March 2014	$38	3.78%
	9,935	2.98%	November 30, 2017	9,913	2.98%
				$9,951	2.99%

The advance due in November 2017 is net of a fair value discount of $65,000. The original discount recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2014, the Bank's public deposits totaled $128,116,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2014, the Company had $70,000,000 in letters of credit with the FHLB outstanding as well as $109,532,622 in agency, state, and municipal securities to provide collateral for such deposits.

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

In accordance with ASC 810-10-15-14, "Consolidation – Overall - Scope and Scope Exceptions," the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
Issuing Entity	Date Issued	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013

AMNB Trust I	04/07/06	Libor plus 1.35%	06/30/36	$20,619	$20,619

MidCarolina Trust I	10/29/02	Libor plus 3.45%	11/07/32	4,154	4,098

MidCarolina Trust II	12/03/03	Libor plus 3.45%	10/07/33	2,748	2,702

				$27,521	$27,419

The principal amounts reflected for the MidCarolina Trusts are net of valuation allowances of $1,001,000 and $861,000 respectively. The original valuation allowances of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

Index
Stock Options

Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

A summary of stock option transactions for the year ended December 31, 2014 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2013	176,747	$24.39
Granted	-	-
Exercised	26,000	17.00
Forfeited	-	-
Expired	39,800	24.50
Outstanding at December 31, 2014	110,947	$26.08	2.80 years	$171
Exercisable at December 31, 2014	110,947	$26.08	2.80 years	$171

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.  This amount changes based on changes in the market value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2014, 2013, and 2012 were $442,000, $309,000, and $118,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2014, 2013, and 2012 was $178,000, $75,000, and $33,000, respectively.

As of December 31, 2014, 2013, and 2012, there was no recognized or unrecognized compensation expense attributable to the outstanding stock options.

The following table summarizes information related to stock options outstanding on December 31, 2014:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$16.00 to $20.00	11,000	4.02 yrs	$16.82
20.01 to 25.00	33,660	4.00	22.36
25.01 to 30.00	23,925	3.55	25.81
30.01 to 41.67	42,362	1.10	31.59
	110,947	2.80 yrs	$26.08

No stock options were granted in 2014 and 2013.

Restricted Stock

The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2014 cliff vests over 24 to 36 months based on the term of the award.

Index
Nonvested restricted stock activity for the year ended December 31, 2014 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at January 1, 2014	33,350	$19.77
Granted	13,814	$24.09
Vested	5,602	$18.39
Forfeited	-	-
Nonvested at December 31, 2014	41,562	$21.39

As of December 31, 2014, 2013, and 2012, there were $327,000, $337,000, and $346,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months.  The share based compensation expense for nonvested restricted stock was $342,000, $292,000, and $352,000 during 2014, 2013, and 2012 respectively.

Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2014, the monthly board retainer could be received in the form of either (i) $1,000 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2014, all 13 outside directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 13,147, 12,711, and 17,908 shares and recognized share based compensation expense of $298,000, $282,000, and $381,000 during 2014, 2013 and 2012, respectively.

Note 14 – Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2011.

The components of the Company's net deferred tax assets (liabilities) were as follows (dollars in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,350	$4,410
Nonaccrual loan interest	449	363
Other real estate owned valuation allowance	1,384	1,420
Deferred compensation	641	665
Loans (1)	3,953	5,390
Other	725	543
Total deferred tax assets	11,502	12,791

Deferred tax liabilities:
Depreciation	759	1,021
Accretion of discounts on securities	274	210
Core deposit intangibles	716	1,105
Net unrealized gains on securities	3,148	1,927
Prepaid pension expense	83	656
Trust preferred fair value adjustment	652	687
Other	208	253
Total deferred tax liabilities	5,840	5,859
Net deferred tax assets	$5,662	$6,932

(1) Fair value adjustments related to acquisition

Index
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Taxes currently payable	$5,153	$4,030	$736
Deferred tax expense	49	2,024	5,557
Total income tax expense	$5,202	$6,054	$6,293

 A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Expected federal tax expense	$6,280	$7,630	$7,805
Nondeductible interest expense	63	77	97
Tax-exempt interest	(1,370)	(1,491)	(1,545)
State income taxes	405	254	214
Other, net	(176)	(416)	(278)
Total income tax expense	$5,202	$6,054	$6,293

Note 15 – Earnings Per Common Share

The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2014		2013		2012
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	7,867,198	$1.62	7,872,870	$2.00	7,834,351	$2.04
Effect of dilutive securities - stock options	10,378	-	11,691	-	11,301	-
Diluted earnings per share	7,877,576	$1.62	7,884,561	$2.00	7,845,652	$2.04

Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2014, 2013, and 2012 because their effects were antidilutive, averaged 117,843 shares, 161,831 shares, and 196,394 shares, respectively.

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

The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013

Commitments to extend credit	$190,413	$179,272
Standby letters of credit	3,333	3,405
Mortgage loan rate lock commitments	3,372	5,913

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

At December 31, 2014, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $3,372,000 and loans held for sale of $616,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions

In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2014 and 2013, none of these loans were restructured, past due, or on nonaccrual status.

An analysis of these loans for 2014 is as follows (dollars in thousands):

Balance at December 31, 2013	$19,227
Additions	9,563
Repayments	(13,258)
Balance at December 31, 2014	$15,532

Related party deposits totaled $22,088,000 at December 31, 2014 and $28,462,000 at December 31, 2013.

Note 18 – Employee Benefit Plans

Defined Benefit Plan

The Company previously maintained a non-contributory defined benefit pension plan which covered substantially all employees who were 21 years of age or older and who had at least one year of service.  The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009.  Each year existing participants will receive, with some adjustments, income based on the yield of the 10 year U.S. Treasury Note in December of the preceding year.

Index
Information pertaining to the activity in the plan is as follows (dollars in thousands):

	As of and for the Years Ended December 31,
	2014	2013	2012
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,996	$10,931	$9,769
Service cost	-	-	-
Interest cost	304	288	389
Actuarial (gain) loss	1,606	(201)	1,289
Benefits paid	(196)	(2,022)	(516)
Projected benefit obligation at end of year	10,710	8,996	10,931

Change in Plan Assets:
Fair value of plan assets at beginning of year	10,870	11,689	11,144
Actual return on plan assets	274	1,203	1,061
Benefits paid	(196)	(2,022)	(516)
Fair value of plan assets at end of year	10,948	10,870	11,689

Funded Status at End of Year	$239	$1,874	$758

Amounts Recognized in the Consolidated Balance Sheets
Other assets	$239	$1,874	$758

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$3,356	$1,628	$3,389
Deferred income tax asset	(1,175)	(570)	(1,186)
Amount recognized	$2,181	$1,058	$2,203

	As of and for the Years Ended December 31,
	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$-	$-	$-
Interest cost	304	288	389
Expected return on plan assets	(469)	(513)	(541)
Recognized net loss due to settlement	-	594	128
Recognized net actuarial loss	73	275	332
Net periodic benefit cost	$(92)	$644	$308

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$1,728	$(1,761)	$309
Amortization of prior service cost	-	-	-
Total recognized in other comprehensive (income) loss	$1,728	$(1,761)	$309

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$1,636	$(1,117)	$617

As of and for the Years Ended December 31,
	2014	2013	2012
Weighted-Average Assumptions at End of Year
Discount rate used for net periodic pension cost	4.00%	3.00%	3.75%
Discount rate used for disclosure	3.25%	4.00%	3.00%
Expected return on plan assets	5.00%	5.00%	5.00%
Rate of compensation increase	N/A	N/A	N/A

Index
The accumulated benefit obligation as of December 31, 2014, 2013, and 2012 was $10,710,000, $8,996,000, and $10,931,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was converted to a cash balance plan.

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

Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2014 and 2013:

Asset Category	December 31,
	2014	2013

Fixed Income	47.6%	33.3%
Equity	25.2%	13.5%
Mutual Funds	-%	49.8%
Cash and Accrued Income	27.2%	3.4%
Total	100.0%	100.0%

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

The fair value of the Company's pension plan assets at December 31, 2014 and 2013, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2014 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2014	Level 1	Level 2	Level 3

Cash	$2,978	$2,978	$-	$-
Fixed income securities
Government sponsored entities	2,824	-	2,824	-
Municipal bonds and notes	172	-	172	-
Corporate bonds and notes	2,216	-	2,216	-
Mutual funds	-	-	-	-
Equity securities
U.S. companies	2,384	2,384	-	-
Foreign companies	374	374	-	-
	$10,948	$5,736	$5,212	$-

Index
		Fair Value Measurements at December 31, 2013 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2013	Level 1	Level 2	Level 3

Cash	$369	$369	$-	$-
Fixed income securities
Government sponsored entities	1,159	-	1,159	-
Municipal bonds and notes	119	-	119
Corporate bonds and notes	2,339	-	2,339	-
Mutual funds	5,415	-	5,415	-
Equity securities				-
U.S. companies	1,454	1,454	-	-
Foreign companies	15	15	-	-
	$10,870	$1,838	$9,032	$-

Projected benefit payments for the years 2015 to 2024 are as follows (dollars in thousands):

Year	Amount
2015	$3,375
2016	304
2017	360
2018	536
2019	1,014
2020-2024	3,180

401(k) Plan

The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $521,000, $542,000, and $568,000 to the 401(k) plan in 2014, 2013, and 2012, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements

The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The expense for these agreements was $10,000, $13,000, and $15,000 for the years 2014, 2013, and 2012, respectively.

Profit Sharing and Incentive Arrangements

The Company maintains a cash profit sharing plan for full-time employees based on the Company's performance and a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for these plans was $851,000, $890,000, and $1,086,000 for the years 2014, 2013, and 2012, respectively.

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

In mid-2013, the Company purchased $1,000,000 in convertible preferred stock from a Virginia based, publicly traded community bank. There is no secondary market for this bank's preferred stock; however its common stock is traded on a limited basis in the over the counter market. The Company uses an independent third party to assist in the valuation of these securities.  Given the convertible nature of the securities, the common stock of the issuing community bank is used as a proxy for the preferred stock value.  This is the only security recorded with a Level 3 valuation at December 31, 2014.
The following table presents the balances of financial assets measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable I nputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$82,106	$2,995	$79,111	$-
Mortgage-backed and CMOs	57,425	-	57,425	-
State and municipal	195,493	1,172	194,321	-
Corporate	8,379	-	8,379	-
Equity securities	1,313	-	-	1,313
Total	$344,716	$4,167	$339,236	$1,313

Index
		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$65,881	$-	$65,881	$-
Mortgage-backed and CMOs	69,608	-	69,608	-
State and municipal	198,733	-	198,733	-
Corporate	10,799	-	10,799	-
Equity Securities	1,103	-	-	1,103
Total	$346,124	$-	$345,021	$1,103

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balances as of January 1, 2014	Total Realized / Unrealized Gains (Losses) Included in		Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2014
		Net Income	Other Comprehensive Income
Securities available for sale:

Equity	$1,103	$-	$210	$-	$-	$1,313
Total assets	$1,103	$-	$210	$-	$-	$1,313

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2014 and 2013. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$616	$-	$616	$-
Impaired loans, net of valuation allowance	1,705	-	-	1,705
Other real estate owned	2,119	-	-	2,119

		Fair Value Measurements at December 31, 2013 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,760	$-	$2,760	$-
Impaired loans, net of valuation allowance	3,193	-	-	3,193
Other real estate owned	3,422	-	-	3,422

Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2014:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	31%

Impaired loans	Discounted appraised value	Selling cost	6%
Impaired loans	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned	Discounted appraised value	Selling cost	6%

Index
Quantitative Information About Level 3 Fair Value Measurements as of  December 31, 2013:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	11%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	6%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	9%

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,303	$67,303	$-	$-	$67,303
Securities available for sale	344,716	4,167	339,236	1,313	344,716
Restricted stock	4,534	-	4,534	-	4,534
Loans held for sale	616	-	616	-	616
Loans, net of allowance	828,498	-	-	832,708	832,708
Bank owned life insurance	15,193	-	15,193	-	15,193
Accrued interest receivable	4,534	-	4,534	-	4,534

Financial Liabilities:
Deposits	$1,075,837	$-	$712,019	$365,310	$1,077,329
Repurchase agreements	53,480	-	53,480	-	53,480
Other borrowings	9,935	-	-	10,432	10,432
Trust preferred capital notes	27,521	-	-	22,009	22,009
Accrued interest payable	587	-	587	-	587

Index
                                                       The carrying values and estimated fair values of the Company's financial instruments at December 31, 2013 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,681	$67,681	$-	$-	$67,681
Securities available for sale	346,124	-	345,021	1,103	346,124
Restricted stock	4,889	-	4,889	-	4,889
Loans held for sale	2,760	-	2,760	-	2,760
Loans, net of allowance	782,071	-	-	783,825	783,825
Bank owned life insurance	14,746	-	14,746	-	14,746
Accrued interest receivable	4,741	-	4,741	-	4,741

Financial Liabilities:
Deposits	$1,057,675	$-	$668,077	$392,991	$1,061,068
Repurchase agreements	39,478	-	39,478	-	39,478
Other borrowings	9,951	-	-	10,560	10,560
Trust preferred capital notes	27,419	-	-	18,162	18,162
Accrued interest payable	610	-	610	-	610

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

Loans held for sale.  The carrying amount is at fair value.

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

Index
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

Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2014 and 2013, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.

The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 20 – Dividend Restrictions and Regulatory Capital

The approval of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Comptroller of the Currency, $12,544,000 as of December 31, 2014.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are subject to qualitative judgments by the regulators concerning components, risk weighting, and other factors.  Prompt corrective action provisions are applicable to banks and not applicable to bank holding companies.

     The guidelines in effect for the periods reported, total capital is defined as core ("Tier 1") capital and supplementary ("Tier 2") capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments.  At least half of the total capital is required to be Tier 1 capital, which consists principally of common and certain qualifying preferred shareholders' equity (including trust preferred securities), less certain intangibles and other adjustments.  The remainder, Tier 2 capital, consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments) and a limited amount of the general loan loss allowance. The definition of assets has been modified to include items on and off the balance sheet, with each item being assigned a "risk-weight" for the determination of the ratio of capital to risk-adjusted assets.  Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met the requirements to be considered "well capitalized."

Index
The following table provides summary information regarding regulatory capital (dollars in thousands):

	Actual		Minimum Capital Requirement		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital
Company	$168,495	17.86%	$75,490	>8.00%
Bank	155,174	16.48%	75,310	>8.00%	$94,137	10.00%

Tier 1 Capital
Company	156,549	16.59%	37,745	>4.00%
Bank	143,397	15.23%	37,655	>4.00%	56,482	>6.00%

Leverage Capital
Company	156,549	12.16%	51,511	>4.00%
Bank	143,397	11.15%	51,434	>4.00%	64,293	>5.00%

December 31, 2013
Total Capital
Company	$161,442	18.14%	$71,212	>8.00%
Bank	156,356	17.59%	71,129	>8.00%	$88,911	10.00%

Tier 1 Capital
Company	150,248	16.88%	35,606	>4.00%
Bank	145,221	16.33%	35,564	>4.00%	53,347	>6.00%

Leverage Capital
Company	150,248	11.81%	50,900	>4.00%
Bank	145,221	11.43%	50,825	>4.00%	63,532	>5.00%

In July 2013, the federal banking agencies issued final rules that make technical changes to their capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act.  Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement).  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

If the new capital ratios described above had been effective as of December 31, 2014, based on management's interpretation and understanding of the new rules, the Company and the Bank would have remained "well capitalized" as of such date.

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

Segment information as of and for the years ended December 31, 2014, 2013, and 2012, is shown in the following table (dollars in thousands):

			2014
(in thousands)	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$47,395	$-	$60	$-	$47,455
Interest expense	4,988	-	742	-	5,730
Noninterest income	6,317	4,840	19	-	11,176
Income (loss) before income taxes	15,953	3,012	(1,022)	-	17,943
Net income (loss)	11,277	2,138	(674)	-	12,741
Depreciation and amortization	2,791	11	-	-	2,802
Total assets	1,338,465	-	201,482	(193,455)	1,346,492
Goodwill	39,043	-	-	-	39,043
Capital expenditures	1,046	3	-	-	1,049

			2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$52,928	$-	$28	$-	$52,956
Interest expense	5,829	-	754	-	6,583
Noninterest income	6,649	4,158	20	-	10,827
Income (loss) before income taxes	20,142	2,605	(946)	-	21,801
Net income (loss)	14,489	1,882	(624)	-	15,747
Depreciation and amortization	3,220	15	-	-	3,235
Total assets	1,305,540	-	195,076	(193,104)	1,307,512
Goodwill	39,043	-	-	-	39,043
Capital expenditures	861	4	-	-	865

			2012
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$57,806	$-	$6	$(6)	$57,806
Interest expense	7,334	-	813	(6)	8,141
Noninterest income	7,255	4,136	19	-	11,410
Income (loss) before income taxes	21,051	2,380	(1,132)	-	22,299
Net income (loss)	15,049	1,709	(752)	-	16,006
Depreciation and amortization	3,677	19	-	-	3,696
Total assets	1,282,796	-	190,634	(189,743)	1,283,687
Goodwill	39,043	-	-	-	39,043
Capital expenditures	699	-	-	-	699

Index
Note 22 – Parent Company Financial Information

Condensed Parent Company financial information is as follows (dollars in thousands):

	As of December 31,
Condensed Balance Sheets	2014	2013

Cash	$10,980	$2,872
Investment in subsidiaries	188,829	190,759
Due from subsidiaries	347	322
Other assets	1,326	1,123
Total Assets	$201,482	$195,076

Trust preferred capital notes	$27,521	$27,419
Other liabilities	181	106
Shareholders' equity	173,780	167,551
Total Liabilities and Shareholders' Equity	$201,482	$195,076

	Years Ended December 31,
Condensed Statements of Income	2014	2013	2012

Dividends from subsidiary	$17,000	$9,000	$8,000
Other income	79	48	27
Expenses	1,100	994	1,159
Income taxes (benefit)	(347)	(322)	(380)
Income before equity in undistributed earnings of subsidiary	16,326	8,376	7,248
Equity in (distributed) undistributed earnings of subsidiary	(3,585)	7,371	8,758
Net Income	$12,741	$15,747	$16,006

	Years Ended December 31,
Condensed Statements of Cash Flows	2014	2013	2012
Cash provided by dividends received from subsidiary	$17,000	$9,000	$8,000
Cash used for payment of dividends	(7,237)	(7,248)	(7,212)
Cash used for repurchase of stock	(1,508)	-	-
Proceeds from exercise of options and stock compensation	1,089	883	856
Other	(1,236)	(2,051)	(1,326)
Net increase (decrease) in cash	$8,108	$584	$318

Index
Note 23 – Concentrations of Credit Risk

Substantially all the Company's loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions and real estate values of the market area.

Loans secured by real estate were $708,703,000, or 84.3% of the loan portfolio at December 31, 2014, and $666,152,000, or 83.8% of the loan portfolio at December 31, 2013.  Loans secured by commercial real estate represented the largest portion of loans at $391,472,000 at December 31, 2014 and $364,616,000 at December 31, 2013, 46.6% and 45.9%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2014 or 2013, loans to lessors of nonresidential buildings represented 16.7% of total loans at December 31, 2014 and 11.8% at December 31, 2013; the lessees and lessors are engaged in a variety of industries.

Note 24 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years ended December 31,
	2014	2013	2012

Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$29,272	$19,808	$20,435
Interest-bearing deposits in other banks	38,031	47,873	27,007
	$67,303	$67,681	$47,442

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,753	$6,728	$8,243
Income taxes	4,371	4,530	584
Noncash investing and financing activities:
Transfer of loans to other real estate owned	386	1,826	6,983
Unrealized gain (loss) on securities available for sale	3,488	(9,571)	1,489
Change in unfunded pension liability	(1,728)	(1,761)	309

Note 25 – Accumulated Other Comprehensive Income ("AOCI")

Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2011	$8,832	$(2,002)	$6,830

Net unrealized gains on securities available for sale, net of tax, $576	1,071	-	1,071

Reclassification adjustment for losses on securities, net of tax, $(55)	(103)	-	(103)

Change in unfunded pension liability, net of tax, $(108)	-	(201)	(201)

Balance at December 31, 2012	9,800	(2,203)	7,597

Net unrealized losses on securities available for sale, net of tax, $(3,282)	(6,097)	-	(6,097)

Reclassification adjustment for gains on securities, net of tax, $(67)	(125)	-	(125)

Change in unfunded pension liability, net of tax, $616	-	1,145	1,145

Balance at December 31, 2013	3,578	(1,058)	2,520

Net unrealized gains on securities available for sale, net of tax, $1,398	2,595	-	2,595

Reclassification adjustment for gains on securities, net of tax, $(177)	(328)	-	(328)

Change in unfunded pension liability, net of tax, $(605)	-	(1,123)	(1,123)

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Index
The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):

Reclassifications Out of Accumulated Other Comprehensive Income
For the Three Years Ending December 31, 2014

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Year Ended December 31,
	2014	2013	2012

Available for sale securities:
Realized gain on sale of securities	$505	$192	$158	Securities gains (losses), net
	(177)	(67)	(55)	Income taxes
Total reclassifications	$328	$125	$103	Net of tax

Note 26. SUBSEQUENT EVENTS

       The Company's management has evaluated subsequent events through March 9, 2015, the date the financial statements were available to be issued.

Acquisition of MainStreet BankShares, Inc.

     On January 1, 2015, American National completed its acquisition of MainStreet BankShares, Inc. ("MainStreet"). The merger of MainStreet with and into American National was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between American National and MainStreet, and a related Plan of Merger. Immediately after the Merger, Franklin Community Bank, N.A., MainStreet's wholly-owned bank subsidiary, merged with and into American National Bank and Trust Company, American National's wholly-owned bank subsidiary. Pursuant to the Merger Agreement, holders of shares of MainStreet common stock have a right to receive $3.46 in cash and 0.482 shares of American National common stock for each share of MainStreet common stock held immediately prior to the effective date of the Merger, plus cash in lieu of fractional shares. Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the Merger vested upon the Merger and was converted into an option to purchase shares of American National common stock, adjusted based on a 0.643 exchange ratio. Each share of American National common stock outstanding immediately prior to the Merger remained outstanding and was unaffected by the Merger. The cash portion of the merger consideration was funded through a cash dividend of $6 million from American National Bank to American National, and no borrowing was incurred by American National or American National Bank in connection with the Merger.

      The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition. The following table provides a preliminary assessment of the assets purchased, liabilities assumed and the consideration transferred (dollars in thousands, except share and per share data):

Index
Preliminary Schedule of consideration paid, and the fair value of identifiable assets acquired and liabilities assumed

Consideration Paid:
Common shares issued (825,586)	$20,483
Cash paid to Shareholders	5,935
Value of consideration	26,418

Assets acquired:
Cash and cash equivalents	18,173
Investment securities	19,387
Loans, net of unearned income	115,141
Premises and equipment, net	1,401
Deferred income taxes	2,761
Core deposit intangible	1,839
Other real estate owned	168
Other assets	3,097
Total assets	161,967

Liabilities assumed:
Deposits	137,323
Other liabilities	3,001
Total Liabilities	140,324
Net assets acquired	21,643
Preliminary goodwill resulting from merger with MainStreet	$4,775

The estimated fair values of the assets acquired and liabilities assumed at the acquisition date, presented in the table above, include some amounts that are based on preliminary fair value estimates. The following factors led to certain balances having preliminary fair value estimates:

·	The Company engaged third party specialists to assist in valuing certain assets and liabilities and this work (including management's review and approval) is not yet complete;
·	The proximity of the acquisition date (January 1, 2015) and the date that the Company's financial statements were issued (March 9, 2015); and
·	The audit of MainStreet's opening balance sheet has not been completed.

In many cases, determining the fair value of the acquired assets and assumed liabilities required the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations related to the fair valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition reflects the impact of estimated credit losses and other factors, such as prepayments. In accordance with GAAP, there was no carry-over of MainStreet's previously established allowance for credit losses.

The acquired loans were divided into loans with evidence of credit quality deterioration which are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, (acquired impaired), and loans that do not meet this criteria, which are accounted for under ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, (acquired performing). In addition, the loans are further categorized into different loan pools per loan types. The Company determined expected cash flows on the acquired loans based on the best available information at the date of acquisition. If material new information is obtained about facts and circumstances about expected cash flows that existed as of the acquisition date, management will adjust accordingly in accordance with accounting for business combinations.

Index
The fair values of the acquired performing loans were$ 105,874,000 and the fair values of the acquired impaired loans were $9,267,000. The gross contractually required principal and interest payments receivable for acquired performing loans was$ 131,865,000. The best estimate of contractual cash flows not expected to be collected related to the acquired performing loans is $7,104,000.

The following table presents the acquired impaired loans receivable at the acquisition date (dollars in thousands):

Contractually required principal and interest at acquisition	$13,504
Contractual cash flows not expected to be collected (nonaccretable difference)	2,993
Expected cash flows at acquisition	10,511
Interest component of expected cash flows (accretable discount)	1,244
Fair value of acquired impaired loans accounted for under FASB ASC 310-30	$9,267

The amounts of MainStreet's revenue and earnings included in the Company's Consolidated Statement of Income for the year ended December 31, 2014, and the revenue and earnings of the combined entity had the acquisition date been January 1, 2013, are presented in the pro forma table below. These results combine the historical results of MainStreet into the Company's Consolidated Statement of Income, and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2012. In particular, no adjustments have been made to adjust provision for loan losses in 2014 on the acquired loan portfolio and related income taxes. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during 2014 and those costs will be expensed as incurred. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma At December 31,
(in thousands)	2014	2013
	(unaudited)	(unaudited)
Net interest income	$48,522	$53,294
Provision for loan losses	458	437
Non-interest income	12,081	10,195
Non-interest expense	40,148	39,011
Income Taxes	5,999	7,212
Net income	$13,998	$16,829

Index
ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, as such term is defined in Exchange Act Rule 13a-15(f).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.

The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2014, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2014.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer

March 9, 2015

Index

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of August 24, 2014, between American National Bankshares Inc. and MainStreet BankShares, Inc.	Exhibit 2.1 on Form 8-K filed August 28, 2014

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed January 5, 2015

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.4	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010.	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.5	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.6	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed May 30, 2008

10.7	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

Index

EXHIBIT INDEX
Exhibit No.	Description	Location

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2015		AMERICAN NATIONAL BANKSHARES INC

By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2015.

/s/ Jeffrey V. Haley	Director, President and
Jeffrey V. Haley	Chief Executive Officer (principal executive officer)

/s/ Charles H. Majors	Director and Chairman	/s/ John H. Love	Director
Charles H. Majors		John H. Love

/s/ Fred A. Blair	Director	/s/ Franklin W. Maddux	Director
Fred A. Blair		Franklin W. Maddux

/s/ Frank C. Crist, Jr.	Director	/s/ Claude B. Owen, Jr.	Director
Frank C. Crist, Jr.		Claude B. Owen, Jr.

/s/ Ben J. Davenport, Jr.	Director	/s/ Dan M. Pleasant	Director
Ben J. Davenport, Jr.		Dan M. Pleasant

/s/ Michael P. Haley	Director	/s/ Joel R. Shepherd	Director
Michael P. Haley		Joel R. Shepherd

/s/ Charles S. Harris	Director	/s/ Robert A. Ward	Director
Charles S. Harris		Robert A. Ward

/s/ F. D. Hornaday, III	Director	/s/ William W. Traynham	Executive Vice President and
F. D. Hornaday, III		William W. Traynham	Chief Financial Officer
(principal accounting and financial officer)