Form 10-Q
period 2015-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2015-05-11
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 6, 2015, the Company had 8,727,696 shares of Common Stock outstanding, $1 par value.

Index
AMERICAN NATIONAL BANKSHARES INC.

Index

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Assets	(Unaudited) March 31, 2015	(*) December 31, 2014
Cash and due from banks	$23,995	$29,272
Interest-bearing deposits in other banks	75,254	38,031
Federal funds sold	13,616	-

Securities available for sale, at fair value	352,208	344,716
Restricted stock, at cost	5,231	4,468
Loans held for sale	1,936	616

Loans, net of unearned income	965,902	840,925
Less allowance for loan losses	(12,844)	(12,427)
Net loans	953,058	828,498

Premises and equipment, net	24,371	23,025
Other real estate owned, net of valuation allowance $2,947 in 2015 and $2,971 in 2014	2,653	2,119
Goodwill	44,210	39,043
Core deposit intangibles, net	3,583	2,045
Bank owned life insurance	17,261	15,193
Accrued interest receivable and other assets	22,722	19,466
Total assets	$1,540,098	$1,346,492

Liabilities
Demand deposits -- noninterest bearing	$289,818	$254,458
Demand deposits -- interest bearing	229,721	193,432
Money market deposits	202,706	174,000
Savings deposits	110,104	90,130
Time deposits	410,326	363,817
Total deposits	1,242,675	1,075,837

Customer repurchase agreements	53,664	53,480
Long-term borrowings	9,941	9,935
Trust preferred capital notes	27,546	27,521
Accrued interest payable and other liabilities	9,583	5,939
Total liabilities	1,343,409	1,172,712

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	-	-
Common stock, $1 par, 20,000,000 shares authorized, 8,727,696 shares outstanding at March 31, 2015 and 7,873,474 shares outstanding at December 31, 2014	8,710	7,872
Capital in excess of par value	77,612	57,650
Retained earnings	106,102	104,594
Accumulated other comprehensive income, net	4,265	3,664
Total shareholders' equity	196,689	173,780
Total liabilities and shareholders' equity	$1,540,098	$1,346,492

                                                  (*) -  Derived from audited financial statements.

                                                  The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31
	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$11,770	$9,847
Interest on federal funds sold	4	-
Interest and dividends on securities:
Taxable	975	964
Tax-exempt	960	1,035
Dividends	82	75
Other interest income	48	33
Total interest and dividend income	13,839	11,954

Interest Expense:
Interest on deposits	1,194	1,229
Interest on short-term borrowings	3	2
Interest on long-term borrowings	80	80
Interest on trust preferred capital notes	184	184
Total interest expense	1,461	1,495

Net Interest Income	12,378	10,459
Provision for Loan Losses	600	-

Net Interest Income After Provision for Loan Losses	11,778	10,459

Noninterest Income:
Trust fees	952	1,122
Service charges on deposit accounts	497	413
Other fees and commissions	588	444
Mortgage banking income	222	263
Gains on sales of securities	310	39
Other	587	422
Total noninterest income	3,156	2,703

Noninterest Expense:
Salaries	4,147	3,538
Employee benefits	1,075	975
Occupancy and equipment	1,172	936
FDIC assessment	185	164
Bank franchise tax	235	222
Core deposit intangible amortization	301	331
Data processing	462	348
Software	283	262
Other real estate owned, net	53	16
Merger related expense	359	-
Other	1,775	1,631
Total noninterest expense	10,047	8,423
Income Before Income Taxes	4,887	4,739
Income Taxes	1,372	1,289
Net Income	$3,515	$3,450

Net Income Per Common Share:
Basic	$0.40	$0.44
Diluted	$0.40	$0.44
Weighted Average Common Shares Outstanding:
Basic	8,723,633	7,904,759
Diluted	8,732,679	7,917,601

                                                   The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)

	Three Months Ended March 31
	2015	2014

Net income	$3,515	$3,450

Other comprehensive income:

Unrealized gains on securities available for sale	1,234	1,809
Income tax expense	(432)	(633)

Reclassification adjustment for gains on sales of securities	(310)	(39)
Income tax expense	109	14

Other comprehensive income	601	1,151

Comprehensive income	$4,116	$4,601

                                                   The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands except per share data) (Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	-	-	3,450	-	3,450

Other comprehensive income	-	-	-	1,151	1,151

Equity based compensation	14	152	-	-	166

Cash dividends declared, $0.23 per share	-	-	(1,819)	-	(1,819)

Balance, March 31, 2014	$7,905	$58,202	$100,721	$3,671	$170,499

Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	-	-	3,515	-	3,515

Other comprehensive income	-	-	-	601	601

Issuance of common stock	826	19,657	-	-	20,483

Stock options exercised	9	153	-	-	162

Equity based compensation	3	152	-	-	155

Cash dividends declared, $0.23 per share	-	-	(2,007)	-	(2,007)

Balance, March 31, 2015	$8,710	$77,612	$106,102	$4,265	$196,689

                                                   The accompanying notes are an integral part of the consolidated financial statements.

Index
American National Bankshares Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Dollars in thousands) (Unaudited)

	2015	2014
Cash Flows from Operating Activities:
Net income	$3,515	$3,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	-
Depreciation	440	434
Net accretion of purchase accounting adjustments	(1,113)	(896)
Core deposit intangible amortization	301	331
Net amortization (accretion) of securities	680	668
Gains on sales of securities	(310)	(39)
Gain on sale of loans held for sale	(166)	(215)
Proceeds from sales of loans held for sale	9,329	13,745
Originations of loans held for sale	(10,483)	(12,159)
Net gain on other real estate owned	(27)	(49)
Valuation allowance on other real estate owned	22	24
Net gain on sale of premises and equipment	(5)	-
Equity based compensation expense	155	166
Net change in bank owned life insurance	(113)	-
Deferred income tax expense (benefit)	(143)	94
Net change in interest receivable	219	344
Net change in other assets	(56)	(565)
Net change in interest payable	(1)	(43)
Net change in other liabilities	569	1,143
Net cash provided by operating activities	3,413	6,433

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,820	2,061
Proceeds from maturities, calls and paydowns of securities available for sale	24,979	22,540
Purchases of securities available for sale	(16,936)	(26,459)
Net change in restricted stock	(25)	360
Net (increase) decrease in loans	(9,865)	12,225
Proceeds from sale of premises and equipment	42	-
Purchases of premises and equipment	(348)	(119)
Proceeds from sales of other real estate owned	316	232
Cash paid in bank acquisition	(5,935)	-
Cash acquired in bank acquisition	18,173	-
Net cash provided by investing activities	14,221	10,840

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	37,878	5,164
Net change in time deposits	(8,289)	(11,590)
Net change in customer repurchase agreements	184	(5,325)
Net change in long-term borrowings	-	(38)
Common stock dividends paid	(2,007)	(1,819)
Proceeds from exercise of stock options	162	-
Net cash provided by (used in) financing activities	27,928	(13,608)

Net Increase in Cash and Cash Equivalents	45,562	3,665

Cash and Cash Equivalents at Beginning of Period	67,303	67,681

Cash and Cash Equivalents at End of Period	$112,865	$71,346

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

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for the year ending December 31, 2015.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 – Merger with MainStreet

On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet"). The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet, and a related Plan of Merger. Immediately after the merger, Franklin Community Bank, N.A., MainStreet's wholly owned bank subsidiary, merged with and into the Bank.  Pursuant to the MainStreet merger agreement, holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares.  Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6,000,000 from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger. Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards was not determined as of March 31, 2015; therefore, the amounts of the consideration transferred and goodwill recorded in connection with the merger will be adjusted for the value of the replacement awards in the second quarter of 2015.

    The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

        In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table (dollars in thousands).

Index

Consideration Paid:
Common shares issued (825,586)	$20,483
Cash paid to shareholders	5,935
Value of consideration	26,418

Assets acquired:
Cash and cash equivalents	18,173
Investment securities	18,800
Restricted stock	738
Loans	114,902
Premises and equipment	1,475
Deferred income taxes	2,683
Core deposit intangible	1,839
Other real estate owned	168
Banked owned life insurance	1,955
Other assets	917
Total assets	161,650

Liabilities assumed:
Deposits	137,323
Other liabilities	3,076
Total liabilities	140,399
Net assets acquired	21,251
Goodwill resulting from merger with MainStreet	$5,167

        In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $122,300,000 loan portfolio at a fair value discount of $7,400,000. The estimated fair value of the performing portion of the portfolio was $105,800,000. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 310-20.

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

       The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of January 1, 2015 (dollars in thousands).

Contractually required principal and interest at acquisition	$13,504
Contractual cash flows not expected to be collected (nonaccretable difference)	3,298
Expected cash flows at acquisition	10,206
Interest component of expected cash flows (accretable yield)	1,208
Fair value of acquired loans accounted for under FASB ASC 310-30	$8,998

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by MainStreet.

In connection with the merger with MainStreet, the Company acquired an investment portfolio with a fair value of $18,800,000. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the merger with MainStreet, the Company recorded a deferred income tax asset of $2,700,0000 related to tax attributes of MainStreet, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

In connection with the merger with MainStreet, the Company acquired other real estate owned with a fair value of $168,000. Other real estate owned was measured at fair value less estimated cost to sell.

Index
In connection with the merger with MainStreet, the Company acquired premises and equipment with a fair value of $1,400,000.

The fair value of savings and transaction deposit accounts acquired from MainStreet was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts, and brokered. For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment of $290,000 will be accreted to reduce interest expense over the average remaining maturities of the respective pools, which is estimated to be 12 months.

A core deposit intangible of $1,800,000 was recognized in connection with the merger with MainStreet. This intangible will be amortized over a 10 year period on an accelerated cost recovery basis.

Direct costs related to the acquisition were expensed as incurred. During the entire year of 2011, the Company incurred $359,000 in merger and acquisition expenses.

The following table presents unaudited pro forma information as if the merger with MainStreet had occurred on January 1, 2014. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit intangible and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with MainStreet occurred in 2014.  In particular, expected operational cost savings are not reflected in the pro forma amounts (dollars in thousands):.

	Pro forma
	Three Months Ended
	March 31,	March 31,
	2015	2014
Net interest income	$11,980	$12,420
Provision for loan loss	(600)	-
Non-interest income	3,156	2,914
Non-interest expense and income taxes	(11,134)	(11,439)
Net income	$3,402	$3,895

Note 3 – Securities

        The amortized cost and fair value of investments in debt and equity securities at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$78,383	$513	$9	$78,887
Mortgage-backed and CMOs	63,514	1,400	65	64,849
State and municipal	190,539	7,717	56	198,200
Corporate	8,854	66	13	8,907
Equity securities	1,000	365	-	1,365
Total securities available for sale	$342,290	$10,061	$143	$352,208

Index
	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,958	$252	$104	$82,106
Mortgage-backed and CMOs	56,289	1,248	112	57,425
State and municipal	188,060	7,523	90	195,493
Corporate	8,416	16	53	8,379
Equity securities	1,000	313	-	1,313
Total securities available for sale	$335,723	$9,352	$359	$344,716

Restricted Stock

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The FRB requires the Bank to maintain stock with a par value equal to 6.0% of its common stock and paid-in surplus.  One-half of this amount is paid to the FRB and the remaining half is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.  The FHLB requires the Bank to maintain stock in an amount equal to a specific percentage of the Bank's total assets and 4.5% of outstanding borrowings. The Bank also owns common stock in CBB Financial Corporation and Pacific Coast Bankers Bankshares, which both provide services to community banks. The cost of restricted stock at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
FRB stock	$3,177	$2,742
FHLB stock	1,802	1,625
CBB Financial Corporation stock	150	101
Pacific Coast Bankers Bankshares stock	102	-
Total restricted stock	$5,231	$4,468

Temporarily Impaired Securities

      The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period (dollars in thousands).

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$7,589	$9	$5,492	$6	$2,097	$3
Mortgage-backed and CMOs	7,335	65	5,095	39	2,240	26
State and municipal	13,213	56	13,213	56	-	-
Corporate	2,778	13	1,162	1	1,616	12
Total	$30,915	$143	$24,962	$102	$5,953	$41

Federal Agencies and GSE debt securities: The unrealized losses on the Company's investment in four government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Index
State and municipal securities:  The unrealized losses on 14 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Corporate securities:  The unrealized losses on three investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2015.

Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverablity of the par value rather than by recognizing temporary declines in value. The company does not consider restricted stock to be other-than-temoraily impaired at March 31, 2015, and no impairment has been recognized.

        The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2014 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$28,979	$104	$21,449	$35	$7,530	$69
Mortgage-backed and CMOs	7,182	112	1,171	13	6,011	99
State and municipal	20,542	90	15,836	60	4,706	30
Corporate	5,032	53	2,273	4	2,759	49
Total	$61,735	$359	$40,729	$112	$21,006	$247

Other-Than-Temporary-Impaired Securities

        As of March 31, 2015 and December 31, 2014, there were no securities classified as having other-than-temporary impairment.

Note 4 – Loans

Segments

        Loans, excluding loans held for sale, as of March 31, 2015 and December 31, 2014 were comprised of the following (dollars in thousands):

	March 31, 2015	December 31, 2014

Commercial	$146,280	$126,981
Commercial real estate:
Construction and land development	68,069	50,863
Commercial real estate	436,562	391,472
Residential real estate:
Residential	211,261	175,293
Home equity	97,811	91,075
Consumer	5,919	5,241
Total loans	$965,902	$840,925

Index
Acquired Loans

         Interest income, including accretion, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") and MainStreet for the three months ended March 31, 2015 was approximately $4,675,000. This included $1,070,000 in accretion income. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Outstanding principal balance	$189,911	$84,892
Carrying amount	177,105	78,111

        The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30, to account for interest earned, at March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Outstanding principal balance	$27,843	$18,357
Carrying amount	21,758	14,933

      The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the three months ended March 31, 2015 (dollars in thousands):

Accretable Yield
Balance at December 31, 2014	$1,440
Additions from merger with MainStreet	1,208
Accretion	(268)
Reclassification from nonaccretable difference	2,851
Balance at March 31, 2015	$5,231

Past Due Loans

      The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$51	$-	$-	$157	$208	$146,072	$146,280
Commercial real estate:
Construction and land development	108	-	-	572	680	67,389	68,069
Commercial real estate	341	-	-	3,242	3,583	432,979	436,562
Residential:
Residential	776	177	-	678	1,631	209,630	211,261
Home equity	98	424	-	432	954	96,857	97,811
Consumer	2	1	-	42	45	5,874	5,919
Total	$1,376	$602	$-	$5,123	$7,101	$958,801	$965,902

Index

        The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2014 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans

Commercial	$114	$165	$-	$-	$279	$126,702	$126,981
Commercial real estate:
Construction and land development	44	269	-	279	592	50,271	50,863
Commercial real estate	257	-	-	3,010	3,267	388,205	391,472
Residential:
Residential	390	325	-	560	1,275	174,018	175,293
Home equity	223	60	-	262	545	90,530	91,075
Consumer	1	42	-	1	44	5,197	5,241
Total	$1,029	$861	$-	$4,112	$6,002	$834,923	$840,925

Impaired Loans

       The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at March 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$157	$157	$-	$160	$-
Commercial real estate:
Construction and land development	1,111	1,161	-	1,115	8
Commercial real estate	414	475	-	420	-
Residential:
Residential	658	658	-	642	4
Home equity	758	759	-	553	4
Consumer	43	42	-	43	-
	$3,141	$3,252	$-	$2,933	$16
With a related allowance recorded:
Commercial	6	6	-	6	-
Commercial real estate:
Construction and land development	-	-	-	-	-
Commercial real estate	1,941	2,011	104	1,946	3
Residential
Residential	183	183	12	183	2
Home equity	8	8	-	8	-
Consumer	14	14	-	15	-
	$2,152	$2,222	$116	$2,158	$5
Total:
Commercial	$163	$163	$-	$166	$-
Commercial real estate:
Construction and land development	1,111	1,161	-	1,115	8
Commercial real estate	2,355	2,486	104	2,366	3
Residential:
Residential	841	841	12	825	6
Home equity	766	767	-	561	4
Consumer	57	56	-	58	-
	$5,293	$5,474	$116	$5,091	$21

Index

        The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2014 (dollars in thousands):

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
Residential:
Residential	4	4	1	4	-
Home equity	-	-	-	-	-
Consumer	15	15	3	17	1
	$1,870	$2,018	$165	$1,911	$43
Total:
Commercial	$7	$7	$-	$12	$1
Commercial real estate:
Construction and land development	856	902	12	1,041	34
Commercial real estate	2,795	3,219	149	3,141	8
Residential:
Residential	607	607	1	727	8
Home equity	256	256	-	316	-
Consumer	16	16	3	19	1
	$4,537	$5,007	$165	$5,256	$52

The following table shows the detail of loans modified as troubled debt restructurings ("TDRs")  during the three months ended March 31, 2015  included in the impaired loan balances. There were no loans modified as TDRs during the three months ended March 31, 2014 (dollars in thousands):

	Loans Modified as a TDR for the Three Months Ended March 31, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	-	$-	$-
Commercial real estate	1	8	8
Construction and land development	-	-	-
Home Equity	2	341	341
Residential real estate	-	-	-
Consumer	-	-	-
Total	3	$349	$349

       During the three months ended March 31, 2015 and 2014, the Company had no loans that subsequently defaulted within twelve months of modification as a TDR. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

Index
Residential Real Estate in Process of Foreclosure

The company had $111,000 in residential real estate in the process of foreclosure.

Risk Grades

        The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2015 (dollars in thousands):

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$143,138	$60,150	$417,148	$191,888	$94,742
Special Mention	2,727	3,621	11,153	13,990	2,015
Substandard	415	4,298	8,261	5,383	1,054
Doubtful	-	-	-	-	-
Total	$146,280	$68,069	$436,562	$211,261	$97,811

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,877
Nonperforming	42
Total	$5,919

      The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2014 (dollars in thousands):

Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity

Pass	$125,405	$45,534	$382,607	$165,367	$88,646
Special Mention	1,569	569	4,889	6,709	1,801
Substandard	7	4,760	3,976	3,217	628
Doubtful	-	-	-	-	-
Total	$126,981	$50,863	$391,472	$175,293	$91,075

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,240
Nonperforming	1
Total	$5,241

        Loans classified in the Pass category typically are fundamentally sound and risk factors are reasonable and acceptable.

        Loans classified in the Special Mention category typically have been criticized internally, by loan review or the loan officer, or by external regulators under the current credit policy regarding risk grades.

Index
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

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

        Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below (dollars in thousands):

        The reserve for unfunded loan commitments is included in other liabilities.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014

Allowance for Loan Losses
Balance, beginning of period	$12,427	$12,600	$12,600
Provision for loan losses	600	400	-
Charge-offs	(309)	(964)	(73)
Recoveries	126	391	87
Balance, end of period	$12,844	$12,427	$12,614

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$163	$210	$210
Provision for (recovery of) loan losses	6	(47)	7
Charge-offs	-	-	-
Balance, end of period	$169	$163	$217

Index

      The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at March 31, 2015 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for Loan Losses
Balance as of December 31, 2014	$1,818	$6,814	$3,715	$80	$-	$12,427
Charge-offs	-	(267)	(7)	(35)	-	(309)
Recoveries	9	57	27	33	-	126
Provision for loan losses	1	434	156	(2)	11	600
Balance as of March 31, 2015	$1,828	$7,038	$3,891	$76	$11	$12,844

Balance as of March 31, 2015:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$104	$12	$-	$-	$116
Collectively evaluated for impairment	1,826	6,496	3,397	76	11	11,806
Loans acquired with deteriorated credit quality	2	438	482	-	-	922
Total	$1,828	$7,038	$3,891	$76	$11	$12,844

Loans
Individually evaluated for impairment	$163	$3,466	$1,607	$57	$-	$5,293
Collectively evaluated for impairment	145,874	488,377	299,025	5,575	-	938,851
Loans acquired with deteriorated credit quality	243	12,788	8,440	287	-	21,758
Total	$146,280	$504,631	$309,072	$5,919	$-	$965,902

Index

        The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2014 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for Loan Losses
Balance as of December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	(101)	(510)	(258)	(95)	-	(964)
Recoveries	51	66	191	83	-	391
Provision for loan losses	58	439	92	(7)	(182)	400
Balance as of December 31, 2014	$1,818	$6,814	$3,715	$80	$-	$12,427

Balance as of December 31, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$-	$161	$1	$3	$-	$165
Collectively evaluated for impairment	1,815	6,400	3,424	77	-	11,716
Loans acquired with deteriorated credit quality	3	253	290	-	-	546
Total	$1,818	$6,814	$3,715	$80	$-	$12,427

Loans
Individually evaluated for impairment	$7	$3,651	$863	$16	$-	$4,537
Collectively evaluated for impairment	126,774	429,660	259,796	5,225	-	821,455
Loans acquired with deteriorated credit quality	200	9,024	5,709	-	-	14,933
Total	$126,981	$442,335	$266,368	$5,241	$-	$840,925

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

        Core deposit intangibles resulting from the acquisition of Community First Financial Corporation ("Community First") in April 2006 were $6,556,000 and are being amortized over 108 months.  Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $3,112,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the MainSteeet acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months.

        The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2015, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2014	$39,043	$2,045
Additions	5,167	1,839
Amortization	-	(301)
Impairment	-	-
Balance as of March 31, 2015	$44,210	$3,583

Index
Note 7 – Short-term Borrowings

        Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  Other short-term borrowings consist of overnight advances which contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions. There were no customer repurchase agreements acquired in the MainStreet acquisition. Short-term borrowings consisted of the following at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014

Customer repurchase agreements	$53,664	$53,480
	$53,664	$53,480

Note 8 – Long-term Borrowings

        Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2015, $405,936,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015			December 31, 2014
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 2017	$9,941	2.98%	November 2017	9,935	2.98%
	$9,941	2.98%		$9,935	2.98%

      The advance due in November 2017 is net of a fair value discount of $59,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.

        In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2015, the Bank's public deposits totaled $136,218,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2015, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $116,655,000 in agency, state, and municipal securities to provide collateral for such deposits.

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

Index
        On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts are not consolidated in the Company's financial statements.
        In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

        A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  March 31, 2015 and December 31, 2014 (dollars in thousands):

	Date	Interest	Maturity	Principal Amount
Issuing Entity	Issued	Rate	Date	March 31, 2015	December 31, 2014
AMNB Trust I	04-07-06	Libor plus	06-30-36	$20,619	$20,619
		1.35%

MidCarolina Trust I	10-29-02	Libor plus	11-07-32	4,168	4,154
		3.45%

MidCarolina Trust II	12-03-03	Libor plus	10-07-33	2,759	2,748
		2.95%

				$27,546	$27,521

        The principal amounts reflected for the MidCarolina Trusts are net of fair value adjustments of $987,000 and $850,000, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.

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

        A summary of stock option transactions for the three months ended March 31, 2015 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2014	110,947	$26.08
Acquired in acquisition	43,086	20.02
Granted	-	-
Exercised	9,175	17.63
Forfeited	-	-
Expired	-	$-
Outstanding at March 31, 2015	144,858	24.81	2.08 years	$164
Exercisable at March 31, 2015	144,858	$24.81	2.08 years	$164

Index
Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards was not determined as of March 31, 2015; therefore, the amounts of the consideration transferred and goodwill recorded in connection with the merger will be adjusted for the value of the replacement awards in the second quarter of 2015.

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of March 31, 2015, there was no unrecognized compensation expenses related to nonvested stock option grants.

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

        Nonvested restricted stock activity for the three months ended March 31, 2015 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value

Nonvested at December 31, 2014	41,562	$21.39
Granted	16,649	12.92
Vested	15,536	19.51
Forfeited	-	-
Nonvested at March 31, 2015	42,675	$18.77

       As of March 31, 2015 and December 31, 2014, there was  $594,000 and $327,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.77 years.   The share based compensation expense for nonvested restricted stock was $93,000 and $70,000 during the first three months of 2015 and 2014, respectively.

        Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (i) $1,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2015, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 2,812 and 3,002 shares and recognized share based compensation expense of $155,000 and $96,000 during the first three months of 2015 and 2014, respectively.

Note 11 – Earnings Per Share

        The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock for the three months ended March 31, 2015 and 2014.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	8,723,633	$0.40	7,904,759	$0.44
Effect of dilutive securities - stock options	9,046	-	12,842	-
Diluted	8,732,679	$0.40	7,917,601	$0.44

        Stock options on common stock which were not included in computing diluted earnings per share for the three month periods ended March 31, 2015 and 2014, because their effects were antidilutive, averaged 79,726 and 110,542 shares, respectively.

Index
        Nonvested restricted stock is included in calculating basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.
Note 12 – Employee Benefit Plans

      The following information for the three months ended March 31, 2015 and 2014 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

	Three Months Ended
Components of Net Periodic Benefit Cost	March 31
	2015	2014
Service cost	$-	$-
Interest cost	74	76
Expected return on plan assets	(115)	(117)
Recognized net actuarial loss	154	18

Net periodic (benefit) cost	$113	$(23)

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

        Segment information as of and for the three months ended March 31, 2015 and 2014 (unaudited), is shown in the following table (dollars in thousands):

	Three Months Ended March 31, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$$13,824	$-	$15	$-	$13,839
Interest expense	1,277	-	184	-	1,461
Noninterest income	1,983	1,168	5	-	3,156
Income (loss) before income taxes	4,507	650	(270)	-	4,887
Net income (loss)	3,225	468	(178)	-	3,515
Depreciation and amortization	738	3	-	-	741
Total assets	1,537,939	-	224,313	(222,154)	1,540,098
Goodwill	44,210	-	-	-	44,210
Capital expenditures	348	-	-	-	348

Index
	Three Months Ended March 31, 2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,939	$-	$15	$-	$11,954
Interest expense	1,311	-	184	-	1,495
Noninterest income	1,431	1,267	5	-	2,703
Income (loss) before income taxes	4,071	874	(206)	-	4,739
Net income (loss)	2,949	637	(136)	-	3,450
Depreciation and amortization	762	3	-	-	765
Total assets	1,297,729	-	198,011	(195,938)	1,299,802
Goodwill	39,043	-	-	-	39,043
Capital expenditures	119	-	-	-	119

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

Index
        The following table presents the balances of assets and liabilities measured at fair value on a recurring basis during the period (dollars in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Balance as of March 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$78,887	$-	$78,887	$-
Mortgage-backed and CMOs	64,849	-	64,849	-
State and municipal	198,200	-	198,200	-
Corporate	8,907	-	8,907	-
Equity	1,365	-	-	1,365
Total	$352,208	$-	$350,843	$1,365

	Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$82,106	$2,995	$79,111	$-
Mortgage-backed and CMOs	57,425	-	57,425	-
State and municipal	195,493	1,172	194,321	-
Corporate	8,379	-	8,379	-
Equity	1,313	-	-	1,313
Total	$344,716	$4,167	$339,236	$1,313

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2015	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2015
Securities available for sale:

Equity	$$1,313	$-	$52	$-	$-	$$1,365

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

        The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2015 or the year ended December 31, 2014. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.

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

      The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2015 Using
	Balance as of March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,936	$-	$1,936	$-
Impaired loans, net of valuation allowance	2,036	-	-	2,036
Other real estate owned	2,653	-	-	2,653

	Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$616	$-	$616	$-
Impaired loans, net of valuation allowance	1,705	-	-	1,705
Other real estate owned	2,119	-	-	2,119

Index

Quantitative Information About Level 3 Fair Value Measurements for March 31, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	37%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Selling cost	6%

Quantitative Information About Level 3 Fair Value Measurements for December 31, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	0.37

Impaired loans	Discounted appraised value	Selling cost	0.06
	Discounted cash flows	Market rate for borrower (discount rate)	0.06

Other real estate owned	Discounted appraised value	Selling cost	0.06

        The carrying values and estimated fair values of the Company's financial instruments at March 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$112,865	$112,865	$-	$-	$112,865
Securities available for sale	352,208	-	350,843	1,365	352,208
Restricted stock	5,231	-	5,231	-	5,231
Loans held for sale	1,936	-	1,936	-	1,936
Loans, net of allowance	953,058	-	-	960,088	960,088
Bank owned life insurance	17,261	-	17,261	-	17,261
Accrued interest receivable	4,734	-	4,734	-	4,734

Financial Liabilities:
Deposits	$1,242,675	$-	$823,349	$412,480	$1,235,829
Repurchase agreements	53,664	-	53,664	-	53,664
Other borrowings	9,941	-	-	10,473	10,473
Trust preferred capital notes	27,546	-	-	22,751	22,751
Accrued interest payable	638	-	638	-	638

Index
        The carrying values and estimated fair values of the Company's financial instruments at December 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,303	$67,303	$-	$-	$67,303
Securities available for sale	344,716	4,167	339,236	1,313	344,716
Restricted stock	4,534	-	4,534	-	4,534
Loans held for sale	616	-	616	-	616
Loans, net of allowance	828,498	-	-	832,708	832,708
Bank owned life insurance	15,193	-	15,193	-	15,193
Accrued interest receivable	4,534	-	4,534	-	4,534

Financial Liabilities:
Deposits	$1,075,837	$-	$712,019	$365,310	$1,077,329
Repurchase agreements	53,480	-	53,480	-	53,480
Other borrowings	9,935	-	-	10,432	10,432
Trust preferred capital notes	27,521	-	-	22,009	22,009
Accrued interest payable	587	-	587	-	587

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

Index
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2015 and December 31, 2014, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.

        The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.

Note 15 – Supplemental Cash Flow Information

	Three Months Ended March 31
	2015	2014
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$23,995	$25,880
Interest-bearing deposits in other banks	75,254	45,466
Federal funds sold	13,616	-
	-	-
Cash and Cash Equivalents	$112,865	$71,346

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,410	$1,538
Income taxes	-	-
Noncash investing and financing activities:	-	-
Transfer of loans to other real estate owned	(677)	18
Unrealized gain on securities available for sale	925	1,770

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	18,800	-
Restricted stock	738	-
Loans	114,902	-
Premises and equipment	1,475	-
Deferred income taxes	2,683	-
Core deposit intangible	1,839	-
Other real estate owned	168	-
Bank owned life insurance	1,955	-
Other assets	917	-

Liabilities assumed:
Deposits	137,323	-
Other liabilities	3,076	-

Consideration:
Issuance of common stock	20,483	-

Index
Note 16 – Accumulated Other Comprehensive Income

      Changes in each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2015 and 2014 (unaudited) were as follows (dollars in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $633	1,176	-	1,176

Reclassification adjustment for gains on securities, net of tax, $(14)	(25)	-	(25)

Balance at March 31, 2014	$4,729	$(1,058)	$3,671

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized gains on securities available for sale, net of tax, $432	802	-	802

Reclassification adjustment for gains on securities, net of tax, $(109)	(201)	-	(201)

Balance at March 31, 2015	$6,446	$(2,181)	$4,265

Reclassifications Out of Accumulated Other Comprehensive Income
For the three month periods ending March 31, 2015 and 2014
(dollars in thousands)

For the Three Month Period Ended March 31, 2015	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$310	Securities gains, net
	(109)	Income tax expense
Total reclassifications	$201	Net of tax

For the Three Month Period Ended March 31, 2014	Amount	Affected Line Item in
	Reclassified	the Statement of Where
Details about AOCI Components	from AOCI	Net Income is Presented

Available for sale securities:
Realized gain on sale of securities	$39	Securities gains, net
	(14)	Income tax expense
Total reclassifications	$25	Net of tax

Note 17 – Recent Accounting Pronouncements

        In January 2014, the FASB issued Accounting Standards Update ("ASU")  No. 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Index

In January 2014, the FASB issued ASU No. 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)."  The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU applies to any entity using. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", most industry-specific guidance, and some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation.  Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement.  The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment.  An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, "Development Stage Entities," from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, "Consolidation," for determining whether an entity is a variable interest entity.  The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015.  Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on the Company's consolidated financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, "Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity."  The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items."  The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions.  Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.  If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings per share data applicable to the extraordinary item.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

Index
In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis."  The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB ASC and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs."  The amendments in this ASU are intended to simplify the presentation of debt issuance costs.  These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement."  The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer's accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.  The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date, or (2) retrospectively.  The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:
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

Index
Reclassification

        In certain circumstances, reclassifications have been made to prior period information to conform to the 2015 presentation.  There were no material reclassifications.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended  December 31, 2014.

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

The formula allowance uses historical loss experience as an indicator of future losses, along with various qualitative factors, including levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, trends in volume and terms of loans, effects of changes in underwriting standards, experience of lending staff, economic conditions, portfolio concentrations, regulatory, legal, competition, quality of loan review system, and value of underlying collateral. In the formula allowance for commercial and commercial real estate loans, the historical loss rate is combined with the qualitative factors, resulting in an adjusted loss factor for each risk-grade category of loans.  The period-end balances for each loan risk-grade category are multiplied by the adjusted loss factor.  Allowance calculations for residential real estate and consumer loans are calculated based on historical losses for each product category without regard to risk grade. This loss rate is combined with qualitative factors resulting in an adjusted loss factor for each product category.

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

Index
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

Non-GAAP Presentations

Non-GAAP presentations are provided because the Company believes these may be valuable to investors.  These include (1) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net interest income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011 and MainStreet BankShares, Inc., ("MainStreet") in January 2015.

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

Index
ACQUISITION OF MAINSTREET BANKSHARES, INC.

On January 1, 2015, the Company completed its acquisition of MainStreet. The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet, and a related Plan of Merger. Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A., MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.

Pursuant to the MainStreet merger agreement, the former holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares. Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6,000,000 from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger.

MainStreet was the holding company for Franklin Community Bank, N.A.  As of January 1, 2015, MainStreet had net loans of approximately $121,000,000, total assets of approximately $165,000,000, and total deposits of approximately $137,000,000. Franklin Community Bank, N.A. provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended March 31, 2015 and 2014

For the quarter ended March 31, 2015, the Company reported net income of $3,515,000 compared to $3,450,000 for the comparable quarter in 2014. The $65,000 or 1.9% increase in earnings was primarily due to the large increase in earnings assets related to the acquisition of MainStreet.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

For the three months ended March 31,	2015	2014	$ Change	% Change

Interest income	$13,839	$11,954	$1,885	15.8%
Interest expense	(1,461)	(1,495)	34	(2.3)
Net interest income	12,378	10,459	1,919	18.3
Provision for loan losses	(600)	-	(600)	100.0
Noninterest income	3,156	2,703	453	16.8
Noninterest expense	(10,047)	(8,423)	(1,624)	19.3
Income tax expense	(1,372)	(1,289)	(83)	6.4

Net income	$3,515	$3,450	$65	1.9

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

Index

Three months ended March 31, 2015 and 2014

Net interest income on a taxable equivalent basis increased $1,883,000 or 17.1%, for the first quarter of 2015 compared to the same quarter of 2014.  This change was mostly driven by an increase in average earning assets of $195,913,000 or 16.5%, primarily related to the acquisition of MainStreet.

For the first quarter of 2015, the Company's yield on interest-earning assets was 4.16%, compared to 4.22% for the first quarter of 2014.  The cost of interest-bearing liabilities was 0.57% compared to 0.67%. The interest rate spread was 3.59% compared to 3.55%.  The net interest margin, on a fully taxable equivalent basis, was 3.73% compared to 3.71%, an increase of two basis points (0.02%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2015 and 2014.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis
	For the Three Months Ended March 31, 2015 and 2014
	(in thousands, except rates)

			Interest
	Average Balance		Income/Expense		Yield/Rate

	2015	2014	2015	2014	2015	2014
Loans:
Commercial	$139,120	$120,707	$1,826	$1,472	5.32%	4.95%
Real estate	801,373	664,772	9,719	8,296	4.85	4.99
Consumer	15,328	4,972	240	89	6.35	7.26
Total loans	955,821	790,451	11,785	9,857	4.94	5.00

Securities:
Federal agencies & GSEs	74,850	68,356	245	178	1.31	1.04
Mortgage-backed & CMOs	65,558	66,631	378	403	2.31	2.42
State and municipal	190,216	193,542	1,763	1,899	3.71	3.92
Other	15,176	16,623	123	127	3.24	3.06
Total securities	345,800	345,152	2,509	2,607	2.90	3.02

Federal funds sold	14,580	-	4	-	0.11	-
Deposits in other banks	66,616	51,301	48	33	0.29	0.26

Total interest-earning assets	1,382,817	1,186,904	14,346	12,497	4.16	4.22

Non-earning assets	135,632	115,735

Total assets	$1,518,449	$1,302,639

Deposits:
Demand	$212,673	$168,080	18	22	0.03	0.05
Money market	202,935	192,871	71	75	0.14	0.16
Savings	107,683	86,898	12	14	0.05	0.07
Time	414,773	382,380	1,093	1,118	1.07	1.19
Total deposits	938,064	830,229	1,194	1,229	0.52	0.60

Customer repurchase agreements	53,181	37,797	3	2	0.02	0.02
Long-term borrowings	37,469	37,373	264	264	2.82	2.83
Total interest-bearing
liabilities	1,028,714	905,399	1,461	1,495	0.57	0.67

Noninterest bearing demand deposits	282,973	221,385
Other liabilities	10,676	5,809
Shareholders' equity	196,086	170,046
Total liabilities and
shareholders' equity	$1,518,449	$1,302,639

Interest rate spread					3.59%	3.55%
Net interest margin					3.73%	3.71%

Net interest income (taxable equivalent basis)			12,885	11,002
Less: Taxable equivalent adjustment			507	543
Net interest income			$12,378	$10,459

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)

	Three Months Ended March 31
	2015 vs. 2014
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$354	$118	$236
Real estate	1,423	(239)	1,662
Consumer	151	(12)	163
Total loans	1,928	(133)	2,061
Securities:
Federal agencies	67	49	18
Mortgage-backed	(25)	(19)	(6)
State and municipal	(136)	(104)	(32)
Other securities	(4)	7	(11)
Total securities	(98)	(67)	(31)
Federal funds sold	4	-	4
Deposits in other banks	15	4	11
Total interest income	1,849	(196)	2,045

Interest expense
Deposits:
Demand	(4)	(9)	5
Money market	(4)	(8)	4
Savings	(2)	(5)	3
Time	(25)	(115)	90
Total deposits	(35)	(137)	102
Customer repurchase agreements	1	-	1
Other borrowings	-	(1)	1
Total interest expense	(34)	(138)	104
Net interest income	$1,883	$(58)	$1,941

Noninterest Income

All comparisons discussed below are between the first quarter of 2015 and the first quarter of 2014.

Noninterest income increased to $3,156,000 in 2015 from $2,703,000 in 2014, an increase of $453,000 or 16.8%.   The major factors impacting that change are discussed below.

Fees from the management of trusts, estates, and asset management accounts decreased to $952,000 in 2015 from $1,122,000 in 2014, a reduction of $170,000 or 15.2%. Approximately $110,000 of this decrease was related to one-time revenue items recognized in the 2014 quarter related to certain estate fees. A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue. There was no immediate trust business benefit from the acquisition of MainStreet.

Service charges on deposit accounts were $497,000 in 2015 compared to $413,000 in 2014, an increase of $84,000 or 20.3%. This change was mostly related to the acquisition of MainStreet.

Other fees and commissions were $588,000 in 2015 compared to $444,000 in 2014, an increase of $144,000 or 32.4%. This change was impacted by a number of factors, the most notable of which was an increase in income from two Small Business Investment Company ("SBIC") limited partnerships of $207,000 and an increase in brokerage income of $71,000.

Mortgage banking income was $222,000 in 2015 compared to $263,000 in 2014, a decrease of $41,000 or 15.6%. Recent increases in mortgage interest rates have slowed demand for residential mortgage loans and have, accordingly, reduced volume and income. Secondary mortgage loan volume was down 7.8% for the 2015 quarter compared to the same quarter last year. Prior to the merger, MainStreet did not have a large volume of secondary market mortgage loan activity.

Index
Securities gains were $310,000 in 2015 compared to $39,000 in 2014.  The Company slightly reduced its municipal bond exposure in the state of Texas as a result of economic concerns generated by the large fall in the price of oil during 2014.

       Other income was $587,000 in 2015 compared to $422,000 in 2014, an increase of $165,000 or 39.1%. The major drivers of this increase were brokerage income, which was up $71,000 from the prior year quarter, and income from an equity investment in a SBIC, which was up $208,000 over the comparable period.  Income from the SBIC investments is unpredictable.  Income from investments in Bankers Insurance LLC and Virginia Title Center was down $133,000, but this related to the timing of income distributions.

Noninterest Expense

All comparisons discussed below are between the first quarter of 2015 and the first quarter of 2014. Most major increases are related to the January 1, 2015 merger with MainStreet.

Noninterest expense was $10,047,000 in 2015 compared to $8,423,000 in 2014, an increase of $1,624,000 or 19.3%.  The major factors impacting that change are discussed below.

Salaries were $4,147,000 in 2015 compared to $3,538,000 in 2014, an increase of $609,000 or 17.2%. Of this increase, approximately $424,000 is related to the MainStreet acquisition and the remainder was related to normal yearly payroll adjustments. Total full time equivalent employees related to the MainStreet acquisition were 35.5 at the end of the first quarter. Management anticipates a reduction of 12 full time equivalents ("FTEs") after completion of the operational and data processing integration of the bank systems in mid-May 2015. The annualized savings related to that pending reduction is approximately $584,000.

Employee benefits were $1,075,000 in 2015 compared to $975,000 in 2014, an increase of 100,000 or 10.3%. This change was primarily related to the increase in FTEs resulting from the acquisition of MainStreet.

Occupancy and equipment expense was $1,172,000 in 2015 and $936,000 in 2014, an increase of $236,000 or 25.2%. Almost the entire increase was the result of the acquisition of the MainStreet and the addition of three new banking offices. Of this increase, $109,000 or 46.2% relates to lease expense on two of the Franklin offices.

The Federal Deposit Insurance Corporation ("FDIC") assessment for deposit insurance was $185,000 in 2015 compared to $164,000 in 2014, an increase of $21,000 or 12.8%. The change was related to the increase in our assessment base resulting from the acquisition of MainStreet.

Bank franchise tax expense was $235,000 in 2015 compared to $222,000 in 2014, an increase of $13,000 or 5.9%. This change was related to growth in the legacy bank and management does not expect much impact from the MainStreet acquisition until next year.

Core deposit intangible amortization was $301,000 in 2015 compared to $331,000 in 2014, a decrease of $30,000 or 9.1%. Core deposit amortization from both the MidCarolina and MainStreet acquisitions are computed on an accelerated basis and will continue to decrease year over year.

Data processing expense was $462,000 in 2015 compared to $348,000 in 2014, an increase of $114,000 or 32.8%.  The increase is related to increased utilization of the Company's new core information management system and data processing expense for MainStreet which will not be integrated into our system until mid-May 2015.

Software expense was $283,000 in 2015 compared to $262,000 in 2014, an increase of $21,000 or 8.0%.  This increase was primarily due to upgrades to the Company's data processing infrastructure.

Other real estate owned ("OREO") expense was $53,000 for 2015 compared to $16,000 for 2014, an increase of $37,000 or 231.3%.  This expense category is historically volatile period to period.  OREO expense includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. Total OREO related expenses for the first quarter of 2015 and 2014 are shown in the following table (dollars in thousands):

Index

	2015	2014

(Gain) on sale of OREO	$(27)	$(49)
OREO valuation adjustments	22	24
OREO related expense	58	41
	$53	$16

Merger related expenses were $359,000 in 2015 related to the MainStreet merger.  There were no merger related expenses in 2014. Management expects to incur significant merger related costs in the second quarter of 2015 due to the data processing conversion, anticipated in mid-May.

Other expenses were $1,775,000 in 2015 compared to $1,631,000 in 2014, an increase of $144,000 or 8.8%. This change was the result of various expense categories increasing as a result of higher volume of activity.

Income Taxes

The effective tax rate for the first quarter of 2015 was 28.1% compared to 27.2% for 2014. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for Federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and industrial revenue bonds and loans.

Fair Value Impact to Net Income

The following table presents the impact for the three month period ended March 31, 2015 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):

			March 31, 2015
	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2014	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(3,358)	$271	$(3,087)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,440)	170	(4,032)	(1)
FHLB advances	Expense	65	(6)	59
Trust preferred securities	Expense	1,862	(25)	1,837
Net Interest Income			410

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	(226)	$1,819
Net non-interest expense			(226)

Change in pretax income			$184

                                                  (1) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

Index

                The following table presents the impact for the three month period ended March 31, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):
			March 31, 2014
	Income Statement Effect	Premium/ (Discount) Balance on December 31, 2013	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(5,010)	$487	$(4,519)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	440	(1,842)	(2)
FHLB advances	Expense	87	(6)	81
Trust preferred securities	Expense	1,964	(25)	1,939
Net Interest Income			896

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(235)	$2,734
Net non-interest expense			(235)

Change in pretax income			$661

(1) - Remaining discount balance includes $4,000 of charge-offs against the mark.
(2) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

   The following table presents the impact for the three month period ended March 31, 2015 of the accretable and amortizable fair value adjustments attributable to the MainStreet merger on January 1, 2015 on net interest income and pretax income (dollars in thousands):
			March 31, 2015
	Income Statement Effect	Premium/ (Discount) Balance on January 1, 2015	For the three months ended	Remaining Premium/ (Discount) Balance

Interest income/(expense):
Loans	Income	$(4,270)	$636	$(3,634)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,208)	(7)	(1,199)	(1)
CD valuation	Expense	(288)	72	(216)
Brokered CD Valuation	Expense	(2)	2	-
Net Interest Income			703

Non-interest (expense)
Amortization of core deposit intangible	Expense	$1,839	(75)	1,764
Net non-interest expense			(74)

Change in pretax income			$629

(1) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

Index

       Generally accepted accounting principles for business combinations require the acquired balance sheet be valued at fair value at the time of the merger. In the context of acquiring a commercial bank, most of the balance sheet is interest rate sensitive and this can generate significant discounts or premiums to contractual values.  These discounts or premiums will have potentially significant impact to income.

       The MidCarolina acquisition was closed in July 2011.  The financial impact to pretax income this quarter of the fair value related accounting adjustments was $184,000, compared to $661,000 for the first quarter of 2014. Management anticipates this impact will continue to decline during the remainder of the year.

         The MainStreet acquisition was closed in January 2015. The acquisition was much smaller in asset, loan and deposit size than the MidCarolina acquisition. The financial impact to pretax income this quarter of the fair value related accounting adjustments was $629,000. The ongoing impact of these adjustments will be significantly less than those experienced from the MidCarolina acquisition. Management expects that this impact will decline rapidly in subsequent quarters.

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

The available for sale securities portfolio was $352,208,000 at March 31, 2015, compared to $344,716,000 at December 31, 2014, an increase of $7,492,000 or 2.2%.  The Company acquired $19,387,000 in securities in the MainStreet acquisition. However, the impact of that increase was mitigated by a combination of calls, sales, and maturities in the existing portfolio. At March 31, 2015, the available for sale portfolio had an amortized cost of $342,290,000, resulting in a net unrealized gain of $9,918,000.  At December 31, 2014, the available for sale portfolio had an amortized cost of $335,723,000, resulting in a net unrealized gain of $8,993,000.

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

Total loans were $965,902,000 at March 31, 2015, compared to $840,925,000 at December 31, 2014, an increase of $124,977,000 or 14.9%. Of this increase, $112,901,000 or 90.3% relates directly to the merger with MainStreet. The remainder of the increase, $12,076,000, represents first quarter 2015 organic growth of 1.4%.

Loans held for sale totaled $1,936,000 at March 31, 2015 and $616,000 at December 31, 2014, an increase of $1,320,000 or 214.3%.  This increase reflects an increased level of mortgage volume compared to year end, but a lower volume than the first quarter of 2014.

Index
Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014

Commercial	$146,280	$126,981
Commercial real estate:
Construction and land development	68,069	50,863
Commercial real estate	436,562	391,472
Residential real estate:
Residential	211,261	175,293
Home equity	97,811	91,075
Consumer	5,919	5,241
Total loans	$965,902	$840,925

Provision for Loan Losses

Provision for loan losses was $600,000 for the quarter ended March 31, 2015, compared to $0 for the quarter ended March 31, 2014.

The need for additional provision expense was impacted by positive organic growth trends over the past several quarters, a small increase in loan charge offs during the quarter, and the regular quarterly review of cash flow expectations related to acquired loans  with deteriorated credit quality.

Allowance for Loan Losses ("ALLL")

The purpose of the ALLL is to provide for probable losses in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.

At March 31, 2015, the ALLL was $12,844,000 compared to $12,427,000 at December 31, 2014. The ALLL as a percentage of total loans was 1.33% and 1.48%, respectively.  The decrease in the allowance as a percentage of loans was impacted by the merger with MainStreet. The purchased loan portfolio from MainStreet was discounted to fair value and no allowance was included in the merger transaction.

During the first three months of 2015,  the loan portfolio increased by $124,977,000 or 14.9%, of which $112,901,000 was directly related to the merger with MainStreet and $12,076,000 was organic growth in pre-merger existing markets.

In an effort to better evaluate the adequacy of its ALLL, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually or smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. The  ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.

The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.53% at March 31, 2015, compared to 1.55% at December 31, 2014. On a dollar basis, the reserve was $11,806,000 at March 31, 2015, compared to $11,716,000 at December 31, 2014. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 2.20% at March 31, 2015, compared to 3.64% at December 31, 2014. On a dollar basis, the reserve was $116,000 at March 31, 2015, compared to $165,000 at December 31, 2014. The decrease in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $756,000 over December 31, 2014. However, these newly evaluated impaired loans did not have an impact on the overall impairment allowance.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $922,000 at March 31, 2015, compared to $546,000 at December 31, 2014. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for loan loss provision. The increase in this impairment for the current period is related to the extended timing of expected cash flows, resulting from renewals, on some of larger loans in this portfolio.

Index
The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience

	Three Months Ended	Year Ended
	March 31,	December 31,
	2015	2014

Balance at beginning of period	$12,427	$12,600

Charge-offs:
Construction and land development	-	-
Commercial real estate	267	510
Residential real estate	7	121
Home equity	-	137
Total real estate	274	768
Commercial and industrial	-	101
Consumer	35	95
Total charge-offs	309	964

Recoveries:
Construction and land development	51	28
Commercial real estate	6	38
Residential real estate	23	126
Home equity	4	65
Total real estate	84	257
Commercial and industrial	9	51
Consumer	33	83
Total recoveries	126	391

Net charge-offs	183	573
Provision for loan losses	600	400
Balance at end of period	$12,844	$12,427

Index
Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios

	March 31,	December 31,
	2015	2014

Allowance to loans	1.33%	1.48%
FAS 5 (ASC 450) ALLL	1.53	1.55
Net charge-offs (recoveries) to allowance (1)	5.70	4.61
Net charge-offs (recoveries) to average loans (1)	0.08	0.07
Nonperforming assets to total assets	0.50	0.46
Nonperforming loans to loans	0.53	0.49
Provision to net charge-offs (recoveries) (1)	327.87	69.81
Provision to average loans (1)	0.06	0.05
Allowance to nonperforming loans	250.71	302.21

(1) - annualized

      The allowance to loans and the allowance to nonperforming loans were negatively impacted by the acquisition of $114,900,000 in acquired loans from the MainStreet acquisition. These loans were marked to fair value at the merger date and their related allowance for loan loss was eliminated.

Nonperforming Assets (Loans and Other Real Estate Owned)

Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.

Nonperforming loans to total loans were 0.53% at March 31, 2015 and 0.49% at December 31, 2014.

Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.50% of total assets at March 31, 2015, up from 0.46% at December 31, 2014.  This increase was related to the MainStreet acquisition.

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

The $5,123,000 in nonaccrual loans shown on the following table includes: $2,240,000 in impaired loans individually evaluated for impairment; $1,350,000 in nonaccrual loan pools of smaller balance, homogenous loans, which were collectively evaluated for impairment (based on their collateral position and an improving payment history that still warrants nonaccrual status under internal policy guidelines, these loans were considered to have no dollar impairment); and $1,533,000 in loans with deteriorated credit quality acquired from both the MainStreet and MidCarolina mergers.

Index
         The following table presents the Company's nonperforming assets as of March 31, 2015, and December 31, 2014 (dollars in thousands):

Nonperforming Assets

	March 31,	December 31,
	2015	2014
Nonaccrual loans:
Real estate	$4,924	$4,111
Commercial	157	-
Consumer	42	1
Total nonaccrual loans	5,123	4,112

Loans past due 90 days
and accruing interest:	-	-

Total nonperforming loans	5,123	4,112

Other real estate owned	2,653	2,119

Total nonperforming assets	$7,776	$6,231

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans as of March 31, 2015, and December 31, 2014 (dollars in thousands):

Impaired Loans

	March 31,	December 31,
	2015	2014

Accruing	$1,703	$989
Nonaccruing	3,590	3,548
Total impaired loans	$5,293	$4,537

Total impaired loans increased $756,000 or 16.7% during the first quarter of 2015. Of this increase, approximately $476,000 or 63.0% related to loans evaluated collectively for impairment. These loans are real estate secured and nonaccrual, but the Company considers its collateral position sufficient to mitigate the potential for credit loss. The remainder of the increase relates to the net change in the impaired loan population evaluated individually.

Included in the impaired loan totals were $3,174,000 in troubled debt restructured loans at March 31, 2015 and $2,862,000 at December 31, 2014.

Other Real Estate Owned

Other real estate owned was were $2,653,000 and $2,119,000 as of March 31, 2015 and December 31, 2014, respectively. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.   For significant assets, these valuations are typically outside annual appraisals.

Index

The following table shows the Company's OREO as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Other Real Estate Owned

	March 31,	December 31,
	2015	2014

Construction and land development	$1,597	$1,577
1-4 family residential	305	382
Commercial real estate	751	160
	$2,653	$2,119

Deposits

The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,242,675,000 at March 31, 2015 compared to $1,075,837,000 at December 31, 2014, an increase of $166,838,000 or 15.5%. Of the increase, $135,568,000 or 81.3% was directly related to the MainStreet merger.

The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter 2015 was 0.52%, down from 0.60% for the first quarter 2014.

Shareholders' Equity

      The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.

        Shareholders' equity was $196,689,000 at March 31, 2015 compared to $173,780,000 at December 31, 2014, an increase of $22,909,000 or 13.2%.  In connection with the MainStreet merger, the Company issued 825,586 shares of common stock with a market value at January 1, 2015 of $20,483,000, accounting for 89.4% of the change in equity.

The Company paid cash dividends of $0.23 per share during the first three months of 2015 while the aggregate basic and diluted earnings per share for the same period was $0.40 per share.

In July 2013, the Federal Reserve issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2015 and December 31, 2014. Management believes, as of March 31, 2015, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage		Percentage
	At March 31, 2015		At December 31, 2014
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	13.40	15.19	-	-
Tier 1 capital ratio	15.91	15.19	16.59	15.23
Total capital ratio	17.11	16.38	17.86	16.48

Leverage Capital Ratios:

Tier 1 leverage ratio	11.93	11.40	12.16	11.15

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

The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2015, principal advance obligations to the FHLB consisted of $9,941,000 in fixed-rate, long-term advances compared to $9,935,000 in fixed-rate, long term advances at December 31, 2014.  The Company also had outstanding $72,700,000 in letters of credit at March 31, 2015 and at December 31, 2014. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 and $10,000,000, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at March 31, 2015.

The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.   Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2015 and December, 31, 2014, were $23,953,000 and $22,255,000, respectively.

     Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.

Index

Off-Balance Sheet Activities

The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions were as follows for the three months ended  March 31, 2015 and the year ended December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014

Commitments to extend credit	$238,184	$190,413
Standby letters of credit	4,373	3,333
Mortgage loan rate-lock commitments	8,193	3,372

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2015 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of March 31, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates (dollars in thousands):

Index

Estimated Changes in Net Interest Income

	March 31, 2015
	Change in Net Interest Income

Change in interest rates	Amount	Percent

Up 4.00%	$7,149	14.7
Up 3.00%	5,442	11.2
Up 2.00%	3,623	7.4
Up 1.00%	1,768	3.6
Flat	-	-
Down 0.25%	(695)	(1.3)
Down 0.50%	(1,384)	(2.8)

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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended March 31, 2015 (dollars in thousands):

Estimated Changes in Economic Value of Equity

	March 31, 2015

Change in interest rates	Amount	$ Change	% Change

Up 4.00%	$244,944	$33,769	16.0%
Up 3.00%	241,083	29,908	14.2
Up 2.00%	234,362	23,187	11.0
Up 1.00%	223,768	12,593	6.0
Flat	211,175	-	-
Down 0.25%	206,673	(4,502)	(2.1)
Down 0.50%	201,976	(9,199)	(4.4)

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

Index
     There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2015.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 9, 2015.

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

No shares of the Company's common stock were repurchased during the three months ended March 31, 2015.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 179,816 shares of the Company's common stock as of March 31, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

       (a)  Required 8-K disclosures
       None
       (b)  Changes in Nominating Process
       None

Index

ITEM 6.  EXHIBITS

      10.1      Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and R. Helm Dobbins dated March 2, 2015
10.2	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Dabney T.P. Gilliam dated March 2, 2015
10.3	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and H. Gregg Strader dated March 2, 2015
11.0	Refer to EPS calculation in the Notes to Financial Statements
31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer
31.2	Section 302 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2	Section 906 Certification of William W. Traynham, Senior Vice President and Chief Financial Officer
        101          Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015, December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2015 and March 31, 2014, (v) the Consolidated   Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date – May 11, 2015	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Date – May 11, 2015	Chief Financial Officer