Form 10-Q
period 2015-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2015-08-07
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 5, 2015, the Company had 8,696,418 shares of Common Stock outstanding, $1 par value.

Index

AMERICAN NATIONAL BANKSHARES INC.

Index

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except share data)

		(*)
Assets	(Unaudited) June 30, 2015	December 31, 2014
Cash and due from banks	$24,548	$29,272
Interest-bearing deposits in other banks	50,758	38,031
Federal funds sold	408	—

Securities available for sale, at fair value	355,595	344,716
Restricted stock, at cost	5,329	4,367
Loans held for sale	2,720	616

Loans, net of unearned income	982,905	840,925
Less allowance for loan losses	(12,793)	(12,427)
Net loans	970,112	828,498

Premises and equipment, net	24,182	23,025
Other real estate owned, net of valuation allowance $363 in 2015 and $2,971 in 2014	2,113	2,119
Goodwill	44,210	39,043
Core deposit intangibles, net	3,283	2,045
Bank owned life insurance	17,376	15,193
Accrued interest receivable and other assets	23,722	19,567
Total assets	$1,524,356	$1,346,492

Liabilities
Demand deposits -- noninterest bearing	$294,342	$254,458
Demand deposits -- interest bearing	239,582	193,432
Money market deposits	190,799	174,000
Savings deposits	109,732	90,130
Time deposits	399,563	363,817
Total deposits	1,234,018	1,075,837

Customer repurchase agreements	50,123	53,480
Long-term borrowings	9,947	9,935
Trust preferred capital notes	27,571	27,521
Accrued interest payable and other liabilities	7,814	5,939
Total liabilities	1,329,473	1,172,712

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,688,480 shares outstanding at June 30, 2015 and 7,873,474 shares outstanding at December 31, 2014	8,671	7,872
Capital in excess of par value	76,826	57,650
Retained earnings	106,984	104,594
Accumulated other comprehensive income, net	2,402	3,664
Total shareholders' equity	194,883	173,780
Total liabilities and shareholders' equity	$1,524,356	$1,346,492
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$11,767	$9,687	$23,537	$19,534
Interest on federal funds sold	1	—	5	—
Interest and dividends on securities:
Taxable	994	968	1,969	1,932
Tax-exempt	940	1,016	1,900	2,051
Dividends	85	74	167	149
Other interest income	50	35	98	68
Total interest and dividend income	13,837	11,780	27,676	23,734

Interest Expense:
Interest on deposits	1,184	1,161	2,378	2,390
Interest on short-term borrowings	2	2	5	4
Interest on long-term borrowings	81	81	161	161
Interest on trust preferred capital notes	188	185	372	369
Total interest expense	1,455	1,429	2,916	2,924

Net Interest Income	12,382	10,351	24,760	20,810
Provision for Loan Losses	100	150	700	150

Net Interest Income After Provision for Loan Losses	12,282	10,201	24,060	20,660

Noninterest Income:
Trust fees	1,005	1,017	1,957	2,139
Service charges on deposit accounts	525	431	1,022	844
Other fees and commissions	607	493	1,195	937
Mortgage banking income	389	275	611	538
Gains on sales of securities	237	150	547	189
Other	495	334	1,082	756
Total noninterest income	3,258	2,700	6,414	5,403

Noninterest Expense:
Salaries	4,308	3,638	8,455	7,176
Employee benefits	1,111	847	2,186	1,822
Occupancy and equipment	1,024	910	2,196	1,846
FDIC assessment	195	165	380	329
Bank franchise tax	220	231	455	453
Core deposit intangible amortization	300	330	601	661
Data processing	483	345	945	693
Software	277	235	560	497
Other real estate owned, net	133	(9)	186	7
Acquisition related expense	1,502	—	1,861	—
Other	2,089	1,673	3,864	3,304
Total noninterest expense	11,642	8,365	21,689	16,788
Income Before Income Taxes	3,898	4,536	8,785	9,275
Income Taxes	1,018	1,303	2,390	2,592
Net Income	$2,880	$3,233	$6,395	$6,683

Net Income Per Common Share:
Basic	$0.33	$0.41	$0.73	$0.85
Diluted	$0.33	$0.41	$0.73	$0.85
Weighted Average Common Shares Outstanding:
Basic	8,707,504	7,872,079	8,713,528	7,886,232
Diluted	8,715,934	7,879,854	8,722,266	7,896,541
The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2015	2014
Net income	$2,880	$3,233

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(2,628)	2,422
Income tax (expense) benefit	920	(848)

Reclassification adjustment for gains on sales of securities	(237)	(150)
Income tax expense	82	52

Other comprehensive income (loss)	(1,863)	1,476

Comprehensive income	$1,017	$4,709
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2015	2014
Net income	$6,395	$6,683

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(1,394)	4,231
Income tax (expense) benefit	488	(1,481)

Reclassification adjustment for gains on sales of securities	(547)	(189)
Income tax expense	191	66

Other comprehensive income (loss)	(1,262)	2,627

Comprehensive income	$5,133	$9,310

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	—	—	6,683	—	6,683

Other comprehensive income	—	—	—	2,627	2,627

Stock repurchased and retired	(70)	(1,430)	—	—	(1,500)

Equity based compensation	19	324	—	—	343

Cash dividends paid, $0.46 per share	—	—	(3,621)	—	(3,621)

Balance, June 30, 2014	$7,840	$56,944	$102,152	$5,147	$172,083

Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	6,395	—	6,395

Other comprehensive loss	—	—	—	(1,262)	(1,262)

Issuance of common stock	826	19,657	—	—	20,483

Stock repurchased and retired	(52)	(1,123)	—	—	(1,175)

Stock options exercised	15	250	—	—	265

Equity based compensation	10	392	—	—	402

Cash dividends paid, $0.46 per share	—	—	(4,005)	—	(4,005)

Balance, June 30, 2015	$8,671	$76,826	$106,984	$2,402	$194,883

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$6,395	$6,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	150
Depreciation	882	857
Net accretion of purchase accounting adjustments	(1,957)	(1,500)
Core deposit intangible amortization	601	661
Net amortization (accretion) of securities	1,369	1,303
Net gains on sale or call of securities	(547)	(189)
Net gain on sale of loans held for sale	(481)	(426)
Proceeds from sales of loans held for sale	25,601	26,239
Originations of loans held for sale	(27,224)	(23,171)
Net gain on other real estate owned	(10)	(152)
Valuation allowance on other real estate owned	63	46
Net gain on sale of premises and equipment	(5)	—
Equity based compensation expense	402	343
Net change in bank owned life insurance	(228)	(199)
Deferred income tax expense	83	212
Net change in interest receivable	391	168
Net change in other assets	(350)	(871)
Net change in interest payable	(40)	(20)
Net change in other liabilities	(1,161)	(467)
Net cash provided by operating activities	4,484	9,667

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	7,429	6,477
Proceeds from maturities, calls and paydowns of securities available for sale	57,846	35,795
Purchases of securities available for sale	(60,117)	(42,939)
Net change in restricted stock	(224)	(175)
Net increase in loans	(26,465)	(17,197)
Proceeds from sale of premises and equipment	42	—
Purchases of premises and equipment	(601)	(266)
Proceeds from sales of other real estate owned	1,047	1,292
Cash paid in bank acquisition	(5,935)	—
Cash acquired in bank acquisition	18,173	—
Net cash used in investing activities	(8,805)	(17,013)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	39,984	3,840
Net change in time deposits	(18,980)	(25,715)
Net change in customer repurchase agreements	(3,357)	(1,058)
Net change in other short-term borrowings	—	12,000
Net change in long-term borrowings	—	(38)
Common stock dividends paid	(4,005)	(3,621)
Repurchase of stock	(1,175)	(1,500)
Proceeds from exercise of stock options	265	—
Net cash provided by (used in) financing activities	12,732	(16,092)

Net Increase (Decrease) in Cash and Cash Equivalents	8,411	(23,438)

Cash and Cash Equivalents at Beginning of Period	67,303	67,681

Cash and Cash Equivalents at End of Period	$75,714	$44,243
The accompanying notes are an integral part of the consolidated financial statements.

Index

AMERICAN NATIONAL BANKSHARES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Accounting Policies
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (the" FASB") issued Accounting Standards Update ("ASU") No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to

Index

continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in this ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously

Index

issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various Securities and Exchange Commission ("SEC") paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Acquisition of MainStreet
On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet"). The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet, and a related Plan of Merger. Immediately after the merger, Franklin Community Bank, N.A., MainStreet's wholly owned bank subsidiary, merged with and into the Bank.   Pursuant to the MainStreet merger agreement, holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares.  Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6,000,000 from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger. Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards was not determined as of June 30, 2015; therefore, the amounts of the consideration transferred and goodwill recorded in connection with the merger will be adjusted for the value of the replacement awards in the third quarter of 2015.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

Index

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table (dollars in thousands):

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

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $122,300,000 loan portfolio at a fair value discount of $7,400,000. The estimated fair value of the performing portion of the portfolio was $105,800,000. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification ("ASC") 310-20.

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

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of January 1, 2015 (dollars in thousands):

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

Index

In connection with the acquisition of MainStreet, the Company acquired an investment portfolio with a fair value of $18,800,000. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.

In connection with the acquisition of MainStreet, the Company recorded a deferred income tax asset of $2,683,000 related to tax attributes of MainStreet, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

In connection with the acquisition of MainStreet, the Company acquired other real estate owned with a fair value of $168,000. Other real estate owned was measured at fair value less estimated cost to sell.

In connection with acquisition of with MainStreet, the Company acquired premises and equipment with a fair value of $1,475,000.

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

A core deposit intangible of $1,839,000 was recognized in connection with the acquisition of MainStreet. This intangible will be amortized over a 10 year period on an accelerated cost recovery basis.

Direct costs related to the acquisition were expensed as incurred. During 2015, the Company incurred $1,861,000 in merger and acquisition expenses.

The following table presents unaudited pro forma information as if the acquisition of MainStreet had occurred on January 1, 2014. This pro forma information gives effect to certain adjustments, including acquisition accounting fair value adjustments, amortization of core deposit intangible and related income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with MainStreet occurred in 2014.  In particular, expected operational cost savings are not reflected in the pro forma amounts (dollars in thousands).

	Pro forma Six Months Ended
	June 30, 2015	June 30, 2014
Net interest income	$25,268	$24,791
Provision for loan loss	(700)	(150)
Non-interest income	6,414	5,851
Non-interest expense and income taxes	(24,477)	(22,777)
Net income	$6,505	$7,715

	Pro forma Three Months Ended
	June 30, 2015	June 30, 2014
Net interest income	$12,698	$12,370
Provision for loan loss	(100)	(150)
Non-interest income	3,258	2,937
Non-interest expense and income taxes	(12,950)	(11,338)
Net income	$2,906	$3,819

Index

Note 3 – Securities
The amortized cost and fair value of investments in debt and equity securities at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$96,520	$295	$449	$96,366
Mortgage-backed and CMOs	59,462	1,114	175	60,401
State and municipal	182,771	6,074	176	188,669
Corporate	8,790	37	38	8,789
Equity securities	1,000	370	—	1,370
Total securities available for sale	$348,543	$7,890	$838	$355,595

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,958	$252	$104	$82,106
Mortgage-backed and CMOs	56,289	1,248	112	57,425
State and municipal	188,060	7,523	90	195,493
Corporate	8,416	16	53	8,379
Equity securities	1,000	313	—	1,313
Total securities available for sale	$335,723	$9,352	$359	$344,716
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The FRB requires the Bank to maintain stock with a par value equal to 6.0% of its common stock and paid-in surplus.  One-half of this amount is paid to the FRB and the remaining half is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.  The FHLB requires the Bank to maintain stock in an amount equal to a specific percentage of the Bank's total assets and 4.5% of outstanding borrowings. The cost of restricted stock at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
FRB stock	$3,527	$2,742
FHLB stock	1,802	1,625
Total restricted stock	$5,329	$4,367
Temporarily Impaired Securities
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period (dollars in thousands).

Index

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$39,979	$449	$37,881	$447	$2,098	$2
Mortgage-backed and CMOs	14,115	175	11,646	133	2,469	42
State and municipal	24,998	176	24,998	176	—	—
Corporate	2,735	38	1,143	10	1,592	28
Total	$81,827	$838	$75,668	$766	$6,159	$72
Federal Agencies and GSE debt securities: The unrealized losses on the Company's investment in 15 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 23 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
State and municipal securities:  The unrealized losses on 32 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
Corporate securities:  The unrealized losses on three investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2015, and no impairment has been recognized.
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
Other-Than-Temporary-Impaired Securities
As of June 30, 2015 and December 31, 2014, there were no securities classified as having other-than-temporary impairment.

Index

Note 4 – Loans
Segments
Loans, excluding loans held for sale, as of June 30, 2015 and December 31, 2014, were comprised of the following (dollars in thousands):

	June 30, 2015	December 31, 2014
Commercial	$159,015	$126,981
Commercial real estate:
Construction and land development	66,543	50,863
Commercial real estate	432,315	391,472
Residential real estate:
Residential	220,778	175,293
Home equity	97,866	91,075
Consumer	6,388	5,241
Total loans	$982,905	$840,925
Acquired Loans
Interest income, including accretion income of $1,872,000, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") and MainStreet for the six months ended June 30, 2015 was approximately $8,122,000. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Outstanding principal balance	$173,907	$84,892
Carrying amount	161,904	78,111
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30, to account for interest earned, at June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Outstanding principal balance	$26,840	$18,357
Carrying amount	20,751	14,933
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the six months ended June 30, 2015 (dollars in thousands):

Accretable Yield
Balance at December 31, 2014	$1,440
Additions from merger with MainStreet	1,208
Accretion	(428)
Reclassification from nonaccretable difference	3,237
Balance at June 30, 2015	$5,457

Index

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$68	$—	$—	$254	$322	$158,693	$159,015
Commercial real estate:
Construction and land development	—	—	—	276	276	66,267	66,543
Commercial real estate	593	355	—	1,937	2,885	429,430	432,315
Residential:
Residential	454	551	—	582	1,587	219,191	220,778
Home equity	11	198	—	711	920	96,946	97,866
Consumer	38	1	—	12	51	6,337	6,388
Total	$1,164	$1,105	$—	$3,772	$6,041	$976,864	$982,905

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2014 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$114	$165	$—	$—	$279	$126,702	$126,981
Commercial real estate:
Construction and land development	44	269	—	279	592	50,271	50,863
Commercial real estate	257	—	—	3,010	3,267	388,205	391,472
Residential:
Residential	390	325	—	560	1,275	174,018	175,293
Home equity	223	60	—	262	545	90,530	91,075
Consumer	1	42	—	1	44	5,197	5,241
Total	$1,029	$861	$—	$4,112	$6,002	$834,923	$840,925

Index

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at June 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$259	$261	$—	$197	$5
Commercial real estate:
Construction and land development	260	313	—	448	—
Commercial real estate	254	522	—	1,146	—
Residential:
Residential	353	353	—	413	—
Home equity	661	661	—	637	—
Consumer	1	1	—	29	—
	$1,788	$2,111	$—	$2,870	$5
With a related allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate:
Construction and land development	415	415	1	519	15
Commercial real estate	929	973	8	871	12
Residential
Residential	509	511	23	429	6
Home equity	—	—	—	—	—
Consumer	14	14	—	15	—
	$1,867	$1,913	$32	$1,834	$33
Total:
Commercial	$259	$261	$—	$197	$5
Commercial real estate:
Construction and land development	675	728	1	967	15
Commercial real estate	1,183	1,495	8	2,017	12
Residential:
Residential	862	864	23	842	6
Home equity	661	661	—	637	—
Consumer	15	15	—	44	—
	$3,655	$4,024	$32	$4,704	$38

Index

The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at December 31, 2014 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7	$7	$—	$12	$1
Commercial real estate:
Construction and land development	280	325	—	448	—
Commercial real estate	1,520	1,797	—	1,844	—
Residential:
Residential	603	603	—	723	8
Home equity	256	256	—	316	—
Consumer	1	1	—	2	—
	$2,667	$2,989	$—	$3,345	$9
With a related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction and land development	576	577	12	593	34
Commercial real estate	1,275	1,422	149	1,297	8
Residential:
Residential	4	4	1	4	—
Home equity	—	—	—	—	—
Consumer	15	15	3	17	1
	$1,870	$2,018	$165	$1,911	$43
Total:
Commercial	$7	$7	$—	$12	$1
Commercial real estate:
Construction and land development	856	902	12	1,041	34
Commercial real estate	2,795	3,219	149	3,141	8
Residential:
Residential	607	607	1	727	8
Home equity	256	256	—	316	—
Consumer	16	16	3	19	1
	$4,537	$5,007	$165	$5,256	$52

Index

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs")  during the three and six months ended June 30, 2015 included in the impaired loan balances (dollars in thousands).

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	2	249	249
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	2	51	51
Consumer	—	—	—
Total	4	$300	$300

	Loans Modified as a TDR for the
	Six Months Ended June 30, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	3	256	255
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	4	394	389
Consumer	—	—	—
Total	7	$650	$644
The following tables show the detail of loans modified as TDRs during the three and six months ended June 30, 2014 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2014
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	182	182
Construction and land development	—	—	—
Home Equity	1	8	8
Residential real estate	2	117	117
Consumer	1	4	4
Total	5	$311	$311

Index

	Loans Modified as a TDR for the
	Six Months Ended June 30, 2014
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	182	182
Construction and land development	—	—	—
Home Equity	1	8	8
Residential real estate	2	117	117
Consumer	1	4	4
Total	5	$311	$311
During the three and six months ended June 30, 2015 and June 30, 2014, the Company had no loans that subsequently defaulted within twelve months of modification as a TDR. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $511,000 in residential real estate in the process of foreclosure and $181,000 in other real estate owned.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity
Pass	$156,136	$60,595	$418,858	$198,952	$95,341
Special Mention	2,606	2,363	7,103	17,570	1,478
Substandard	273	3,585	6,354	4,256	1,047
Doubtful	—	—	—	—	—
Total	$159,015	$66,543	$432,315	$220,778	$97,866
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$6,337
Nonperforming	51
Total	$6,388

Index

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2014 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity
Pass	$125,405	$45,534	$382,607	$165,367	$88,646
Special Mention	1,569	569	4,889	6,709	1,801
Substandard	7	4,760	3,976	3,217	628
Doubtful	—	—	—	—	—
Total	$126,981	$50,863	$391,472	$175,293	$91,075
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,240
Nonperforming	1
Total	$5,241

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

Index

Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments as of the indicated dates and periods are presented below (dollars in thousands).
The reserve for unfunded loan commitments is included in other liabilities.

	Six Months Ended June 30, 2015	Year Ended December 31, 2014	Six Months Ended June 30, 2014
Allowance for Loan Losses
Balance, beginning of period	$12,427	$12,600	$12,600
Provision for loan losses	700	400	150
Charge-offs	(630)	(964)	(168)
Recoveries	296	391	181
Balance, end of period	$12,793	$12,427	$12,763

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$163	$210	$210
Provision for (recovery of) loan losses	13	(47)	(51)
Charge-offs	—	—	—
Balance, end of period	$176	$163	$159

Index

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at June 30, 2015 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance as of December 31, 2014:	$1,818	$6,814	$3,715	$80	$—	$12,427

Charge-offs	—	(473)	(32)	(125)	—	(630)
Recoveries	21	105	102	68	—	296

Provision for loan losses	147	364	152	37	—	700
Balance as of June 30, 2015:	$1,986	$6,810	$3,937	$60	$—	$12,793

Balance as of June 30, 2015:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$9	$23	$—	$—	$32
Collectively evaluated for impairment	1,984	6,401	3,387	60	—	11,832
Loans acquired with deteriorated credit quality	2	400	527	—	—	929
Total	$1,986	$6,810	$3,937	$60	$—	$12,793

Loans
Individually evaluated for impairment	$259	$1,858	$1,523	$15	$—	$3,655
Collectively evaluated for impairment	158,423	484,195	309,728	6,153	—	958,499
Loans acquired with deteriorated credit quality	333	12,805	7,393	220	—	20,751
Total	$159,015	$498,858	$318,644	$6,388	$—	$982,905

Index

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at December 31, 2014 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance as of December 31, 2013:	$1,810	$6,819	$3,690	$99	$182	$12,600

Charge-offs	(101)	(510)	(258)	(95)	—	(964)
Recoveries	51	66	191	83	—	391

Provision for loan losses	58	439	92	(7)	(182)	400
Balance as of December 31, 2014:	$1,818	$6,814	$3,715	$80	$—	$12,427

Balance as of December 31, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$161	$1	$3	$—	$165
Collectively evaluated for impairment	1,815	6,400	3,424	77	—	11,716
Loans acquired with deteriorated credit quality	3	253	290	—	—	546
Total	$1,818	$6,814	$3,715	$80	$—	$12,427

Loans
Individually evaluated for impairment	$7	$3,651	$863	$16	$—	$4,537
Collectively evaluated for impairment	126,774	429,660	259,796	5,225	—	821,455
Loans acquired with deteriorated credit quality	200	9,024	5,709	—	—	14,933
Total	$126,981	$442,335	$266,368	$5,241	$—	$840,925

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analysis of smaller balance, homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers and other lending staff; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.
Note 6 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2015.
Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $3,112,000 and are being amortized on an accelerated basis over 120 months. Core deposit intangibles resulting from the MainStreet acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months.

Index

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2015, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2014	$39,043	$2,045
Additions	5,167	1,839
Amortization	—	(601)
Impairment	—	—
Balance as of June 30, 2015	$44,210	$3,283
Note 7 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  Other short-term borrowings consist of overnight advances which contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions. There were no customer repurchase agreements acquired in the MainStreet acquisition. Short-term borrowings consisted of the following at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014

Customer repurchase agreements	$50,123	$53,480
	$50,123	$53,480
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2015, $418,277,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015			December 31, 2014
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 2017	9,947	2.98%	November 2017	9,935	2.98%
	$9,947	2.98%		$9,935	2.98%
The advance due in November 2017 is net of a fair value discount of $53,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2015, the Bank's public deposits totaled $140,950,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2015, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $132,382,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

Index

Note 9 – Trust Preferred Capital Notes
On April 7, 2006, AMNB Statutory Trust I (the "AMNB Trust I"), a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option (which option became effective beginning on September 30, 2011).  Initially, the securities required quarterly distributions by the AMNB Trust I to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities.
The proceeds of the Trust Preferred Securities received by the AMNB Trust I, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes. On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debentures to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. Neither the AMNB Trust I nor the MidCarolina Trusts were consolidated in the Company's financial statements.
In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  June 30, 2015 and December 31, 2014 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate	Maturity Date	Principal Amount
				June 30, 2015	December 31, 2014
AMNB Trust I	4/7/2006	Libor plus	6/30/2036	$20,619	$20,619
		1.35%

MidCarolina Trust I	10/29/2002	Libor plus	11/7/2032	4,182	4,154
		3.45%

MidCarolina Trust II	12/3/2003	Libor plus	10/7/2033	2,770	2,748
		2.95%
				$27,571	$27,521

The principal amounts reflected above for the MidCarolina Trusts (I and II) are net of fair value adjustments of $973,000 and $839,000, respectively at June 30, 2015. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
A summary of stock option transactions for the six months ended June 30, 2015 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	110,947	$26.08
Acquired in acquisition	43,086	20.02
Granted	—	—
Exercised	14,642	18.07
Forfeited	—	—
Expired	—	$—
Outstanding at June 30, 2015	139,391	25.05	1.89 years	$219
Exercisable at June 30, 2015	139,391	$25.05	1.89 years	$219
Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards was not determined as of June 30, 2015; therefore, the amounts of the consideration transferred and goodwill recorded in connection with the merger will be adjusted for the value of the replacement awards in the third quarter of 2015.
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of June 30, 2015, there was no unrecognized compensation expenses related to nonvested stock option grants.
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
Nonvested restricted stock activity for the six months ended June 30, 2015 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2014	41,562	$21.39
Granted	16,649	12.92
Vested	15,536	19.51
Forfeited	—	—
Nonvested at June 30, 2015	42,675	$18.77
As of June 30, 2015 and December 31, 2014 there was $515,000 and $327,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.52 years.  The share based compensation expense for nonvested restricted stock was $173,000 and $194,000 during the first six months of 2015 and 2014, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received in the form of either (i) $1,000 in cash or (ii) shares of immediately vested, but

Index

restricted stock with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2015, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 10,111 and 6,517 shares and recognized share based compensation expense of $229,000 and $149,000 during the first six months of 2015 and 2014, respectively.
Note 11 – Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. The following tables present basic and diluted earnings per share for the three and six months period ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	8,707,504	$0.33	7,872,079	$0.41
Effect of dilutive securities - stock options	8,430	—	7,775	—
Diluted	8,715,934	$0.33	7,879,854	$0.41

	Six Months Ended June 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	8,713,528	0.73	7,886,232	0.85
Effect of dilutive securities - stock options	8,738	—	10,309	—
Diluted	8,722,266	0.73	7,896,541	0.85

Stock options on common stock which were not included in computing diluted earnings per share for the six month periods ended June 30, 2015 and 2014, because their effects were anti-dilutive, averaged 79,726 and 125,145 shares, respectively. Nonvested restricted stock is included in calculating basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.

Note 12 – Employee Benefit Plans
The following information for the six months ended June 30, 2015 and June 30, 2014 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,

	2015	2014
Service cost	$—	$—
Interest cost	148	152
Expected return on plan assets	(230)	(234)
Recognized net actuarial loss	308	36

Net periodic (benefit) cost	$226	$(46)

Index

Note 13 – Fair Value of Financial Instruments

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

Index

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2015 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$96,366	$—	$96,366	$—
Mortgage-backed and CMOs	60,401	—	60,401	—
State and municipal	188,669	—	188,669	—
Corporate	8,789	—	8,789	—
Equity	1,370	—	—	1,370
Total	$355,595	$—	$354,225	$1,370

	Fair Value Measurements at December 31, 2014 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$82,106	$2,995	$79,111	$—
Mortgage-backed and CMOs	57,425	—	57,425	—
State and municipal	195,493	1,172	194,321	—
Corporate	8,379	—	8,379	—
Equity	1,313	—	—	1,313
Total	$344,716	$4,167	$339,236	$1,313

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2015	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2015
Securities available for sale:
Equity	$1,313	$—	$57	$—	$—	$1,370

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

Index

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2015 or the year ended December 31, 2014. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.

Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected.  In addition, the impairment of a loan may be measured using a present value of future cash flows analysis (Level 3). Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other real estate owned:  Measurement for fair values for other real estate owned are the same as real estate collateral discussed with impaired loans.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2015 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,720	$—	$2,720	$—
Impaired loans, net of valuation allowance	1,835	—	—	1,835
Other real estate owned	2,113	—	—	2,113

	Fair Value Measurements at December 31, 2014 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$616	$—	$616	$—
Impaired loans, net of valuation allowance	1,705	—	—	1,705
Other real estate owned	2,119	—	—	2,119

Index

The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements for June 30, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	37%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Selling cost	6%

Quantitative Information About Level 3 Fair Value Measurements for December 31, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	31%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	4%

Other real estate owned	Discounted appraised value	Selling cost	6%

Index

The carrying values and estimated fair values of the Company's financial instruments at June 30, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$75,714	$75,714	$—	$—	$75,714
Securities available for sale	355,595	—	354,225	1,370	355,595
Restricted stock	5,329	—	5,329	—	5,329
Loans held for sale	2,720	—	2,720	—	2,720
Loans, net of allowance	970,112	—	—	976,220	976,220
Bank owned life insurance	17,376	—	17,376	—	17,376
Accrued interest receivable	4,562	—	4,562	—	4,562

Financial Liabilities:
Deposits	$1,234,018	$—	$834,455	$400,782	$1,235,237
Repurchase agreements	50,123	—	50,123	—	50,123
Other borrowings	9,947	—	—	40,425	40,425
Trust preferred capital notes	27,571	—	—	21,353	21,353
Accrued interest payable	598	—	598	—	598
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,303	$67,303	$—	$—	$67,303
Securities available for sale	344,716	4,167	339,236	1,313	344,716
Restricted stock	4,367	—	4,367	—	4,367
Loans held for sale	616	—	616	—	616
Loans, net of allowance	828,498	—	—	832,708	832,708
Bank owned life insurance	15,193	—	15,193	—	15,193
Accrued interest receivable	4,534	—	4,534	—	4,534
Financial Liabilities:
Deposits	$1,075,837	$—	$712,019	$365,310	$1,077,329
Repurchase agreements	53,480	—	53,480	—	53,480
Other borrowings	9,935	—	—	10,432	10,432
Trust preferred capital notes	27,521	—	—	22,009	22,009
Accrued interest payable	587	—	587	—	587
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents.  The carrying amount is a reasonable estimate of fair value.

Index

Securities.  Fair values are based on quoted market prices or dealer quotes.
Loans held for sale.  The carrying amount is a reasonable estimate of fair value.
Loans.  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans are estimated based upon discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.
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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2015 and December 31, 2014, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.
Note 14 – Segment and Related Information

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

Index

Segment information as of and for the three and six months ended June 30, 2015 and 2014 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,822	$—	$15	$—	$13,837
Interest expense	1,267	—	188	—	1,455
Noninterest income	2,038	1,215	5	—	3,258
Income (loss) before income taxes	3,647	573	(322)	—	3,898
Net income (loss)	2,671	422	(213)	—	2,880
Depreciation and amortization	739	3	—	—	742
Total assets	1,522,208	—	222,526	(220,378)	1,524,356
Goodwill	44,210	—	—	—	44,210
Capital expenditures	232	21	—	—	253

	Three Months Ended June 30, 2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,765	$—	$15	$—	$11,780
Interest expense	1,244	—	185	—	1,429
Noninterest income	1,539	1,156	5	—	2,700
Income (loss) before income taxes	4,079	777	(320)	—	4,536
Net income (loss)	2,891	553	(211)	—	3,233
Depreciation and amortization	751	2	—	—	753
Total assets	1,298,664	—	199,621	(197,637)	1,300,648
Goodwill	39,043	—	—	—	39,043
Capital expenditures	147	—	—	—	147

	Six Months Ended June 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$27,646	$—	$30	$—	$27,676
Interest expense	2,544	—	372	—	2,916
Noninterest income	4,021	2,383	10	—	6,414
Income (loss) before income taxes	8,154	1,223	(592)	—	8,785
Net income (loss)	5,896	890	(391)	—	6,395
Depreciation and amortization	1,477	6	—	—	1,483
Total assets	1,522,208	—	222,526	(220,378)	1,524,356
Goodwill	44,210	—	—	—	44,210
Capital expenditures	580	21	—	—	601

Index

	Six Months Ended June 30, 2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$23,704	$—	$30	$—	$23,734
Interest expense	2,555	—	369	—	2,924
Noninterest income	2,970	2,423	10	—	5,403
Income (loss) before income taxes	8,150	1,651	(526)	—	9,275
Net income (loss)	5,840	1,190	(347)	—	6,683
Depreciation and amortization	1,513	5	—	—	1,518
Total assets	1,298,664	—	199,621	(197,637)	1,300,648
Goodwill	39,043	—	—	—	39,043
Capital expenditures	266	—	—	—	266

Note 15 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$24,548	$21,295
Interest-bearing deposits in other banks	50,758	22,948
Federal funds sold	408	—

Cash and Cash Equivalents	$75,714	$44,243

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,905	$2,943
Income taxes	2,415	2,439
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,047	386
Unrealized gain (loss) on securities available for sale	(1,941)	4,042

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	18,800	—
Restricted stock	738	—
Loans	114,902	—
Premises and equipment	1,475	—
Deferred income taxes	2,683	—
Core deposit intangible	1,839	—
Other real estate owned	168	—
Bank owned life insurance	1,955	—
Other assets	917	—

Liabilities assumed:
Deposits	137,323	—
Other liabilities	3,076	—

Consideration:
Issuance of common stock	20,483	—
Fair value of replacement stock options	—	—

Index

Note 16 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2015 and 2014 (unaudited) were as follows (dollars in thousands):

For the Three Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at March 31, 2014	$4,729	$(1,058)	$3,671

Net unrealized gains on securities available for sale, net of tax, $848	1,574	—	1,574

Reclassification adjustment for gains on securities, net of tax, $(52)	(98)	—	(98)

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Balance at March 31, 2015	$6,446	$(2,181)	$4,265

Net unrealized losses on securities available for sale, net of tax, $(920)	(1,708)	—	(1,708)

Reclassification adjustment for gains on securities, net of tax, $(82)	(155)	—	(155)

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

For the Six Month Period	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $1,481	2,750	—	2,750

Reclassification adjustment for gains on securities, net of tax, $(66)	(123)	—	(123)

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized losses on securities available for sale, net of tax, $(488)	(906)	—	(906)

Reclassification adjustment for gains on securities, net of tax, $(191)	(356)	—	(356)

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

Index

Reclassifications Out of Accumulated Other Comprehensive Income
For the three and six month periods ending June 30, 2015
(dollars in thousands)

For the Three Month Period Ended June 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$237	Securities gains, net
	(82)	Income tax expense
Total reclassifications	$155	Net of tax

For the Six Month Period Ended June 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$547	Securities gains, net
	(191)	Income tax expense
Total reclassifications	$356	Net of tax

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2014, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

•	Financial market volatility, including the level of interest rates could affect the values of financial instruments and the amount of net interest income earned;

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

•
The present value of expected future cash flows discounted at the loan's effective interest rate.  The effective interest rate on a loan is the rate of return implicit in the loan (that is, the contractual interest rate adjusted for any net deferred loan fees or costs and any premium or discount existing at the origination or acquisition of the loan);

•	The loan's observable market price, or

Index

•
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

Non-GAAP Presentations
Non-GAAP presentations are provided because the Company believes these may be valuable to investors.  These include (1) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net interest income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011 and MainStreet BankShares, Inc. ("MainStreet") in January 2015.

Index

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

Index

RESULTS OF OPERATIONS
Earnings Performance
Three months ended June 30, 2015 and 2014
For the quarter ended June 30, 2015, the Company reported net income of $2,880,000 compared to $3,233,000 for the comparable quarter in 2014. The $353,000 or 10.9% decrease in earnings was primarily due to $1,502,000 in nonrecurring merger expenses related to the acquisition of MainStreet, offset by an increase in income due to the earning assets acquired in the transaction.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended June 30,	2015	2014	$ Change	% Change
Interest income	$13,837	$11,780	$2,057	17.5%
Interest expense	(1,455)	(1,429)	(26)	1.8%
Net interest income	12,382	10,351	2,031	19.6%
Provision for loan losses	(100)	(150)	50	—
Noninterest income	3,258	2,700	558	20.7%
Noninterest expense	(11,642)	(8,365)	(3,277)	39.2%
Income tax expense	(1,018)	(1,303)	285	(21.9)%

Net income	$2,880	$3,233	$(353)	(10.9)%

For the six month period ended June 30, 2015, the Company reported net income of $6,395,000 compared to $6,683,000 for the comparable period in 2014. The $288,000 or 4.3% decrease in earnings was primarily due to $1,861,000 in nonrecurring expenses related to the acquisition of MainStreet, offset by an increase in income due to the earning assets acquired in the transaction.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Six Months Ended June 30,	2015	2014	$ Change	% Change
Interest income	$27,676	$23,734	$3,942	16.6%
Interest expense	(2,916)	(2,924)	8	(0.3)%
Net interest income	24,760	20,810	3,950	19.0%
Provision for loan losses	(700)	(150)	(550)	—
Noninterest income	6,414	5,403	1,011	18.7%
Noninterest expense	(21,689)	(16,788)	(4,901)	29.2%
Income tax expense	(2,390)	(2,592)	202	(7.8)%

Net income	$6,395	$6,683	$(288)	(4.3)%

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

Index

Three months ended June 30, 2015 and 2014
Net interest income on a taxable equivalent basis increased $2,020,000 or 18.6%, for the second quarter of 2015 compared to the same quarter of 2014.  This change was mostly driven by an increase in average earning assets of $213,889,000 or 18.1%, primarily related to the acquisition of MainStreet.
For the second quarter of 2015, the Company's yield on interest-earning assets was 4.11%, compared to 4.16% for the second quarter of 2014.  The cost of interest-bearing liabilities was 0.56% compared to 0.64%, mostly related to an eight basis point decline in the cost of time deposits. The interest rate spread was 3.55% compared to 3.52%.  The net interest margin, on a fully taxable equivalent basis, was 3.69% compared to 3.68%, an increase of one basis point (0.01%).
Net interest income for the second quarters of 2015 and 2014 was positively impacted by acquisition related accretion income. For the second quarter of 2015 acquisition related accretion income was $844,000 or 6.8% of total net interest income. For the second quarter of 2014 acquisition related accretion income was $604,000 of 5.8% of net interest income. The increase was primarily related to the January 2015 acquisition of MainStreet.
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2015 and 2014.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2015	2014	2015	2014	2015	2014
Loans:
Commercial	$155,752	$120,216	$1,760	$1,285	4.53%	4.29%
Real estate	807,605	669,537	9,841	8,325	4.87	4.97
Consumer	11,562	4,992	205	87	7.11	6.99
Total loans	974,919	794,745	11,806	9,697	4.85	4.88

Securities:
Federal agencies & GSEs	86,815	79,284	324	227	1.49	1.15
Mortgage-backed & CMOs	61,738	62,356	334	368	2.16	2.36
State and municipal	185,848	190,821	1,720	1,866	3.70	3.91
Other	15,412	15,265	125	121	3.24	3.17
Total securities	349,813	347,726	2,503	2,582	2.86	2.97

Federal funds sold	6,480	—	1	—	0.06	—
Deposits in other banks	66,236	41,088	50	35	0.30	0.34

Total interest-earning assets	1,397,448	1,183,559	14,360	12,314	4.11	4.16

Non-earning assets	133,419	115,976

Total assets	$1,530,867	$1,299,535

Deposits:
Demand	$237,102	$185,601	22	19	0.04	0.04
Money market	195,578	171,466	61	50	0.13	0.12
Savings	109,397	89,485	14	11	0.05	0.05
Time	403,854	373,790	1,087	1,081	1.08	1.16
Total deposits	945,931	820,342	1,184	1,161	0.50	0.57

Customer repurchase agreements	51,417	40,720	2	1	0.02	0.01
Other short-term borrowings	—	571	—	1	—	0.36
Long-term borrowings	37,499	37,376	269	266	2.87	2.85
Total interest-bearing
liabilities	1,034,847	899,009	1,455	1,429	0.56	0.64

Noninterest bearing demand deposits	290,695	223,137
Other liabilities	8,662	5,605
Shareholders' equity	196,663	171,784
Total liabilities and
shareholders' equity	$1,530,867	$1,299,535

Interest rate spread					3.55%	3.52%
Net interest margin					3.69%	3.68%

Net interest income (taxable equivalent basis)			12,905	10,885
Less: Taxable equivalent adjustment			523	534
Net interest income			$12,382	$10,351

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended June 30,
	2015 vs. 2014
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$475	$77	$398
Real estate	1,516	(169)	1,685
Consumer	118	2	116
Total loans	2,109	(90)	2,199
Securities:
Federal agencies	97	74	23
Mortgage-backed	(34)	(30)	(4)
State and municipal	(146)	(98)	(48)
Other securities	4	3	1
Total securities	(79)	(51)	(28)
Federal funds sold	1	—	1
Deposits in other banks	15	(4)	19
Total interest income	2,046	(145)	2,191

Interest expense
Deposits:
Demand	3	(2)	5
Money market	11	4	7
Savings	3	—	3
Time	6	(78)	84
Total deposits	23	(76)	99
Customer repurchase agreements	1	1	—
Other borrowings	2	5	(3)
Total interest expense	26	(70)	96
Net interest income	$2,020	$(75)	$2,095

Six months ended June 30, 2015 and 2014
Net interest income on a taxable equivalent basis increased $3,903,000 or 17.8%, for the six months ended June 30, 2015 compared to the same period of 2014.  This change was mostly driven by an increase in average earning assets of $205,000,000 or 17.3%, primarily related to the acquisition of MainStreet.
For the first six months of 2015, the Company's yield on interest-earning assets was 4.13%, compared to 4.19% for the same period of 2014.  The cost of interest-bearing liabilities was 0.57% compared to 0.65%, mostly related to a ten basis point decline in the cost of time deposits. The interest rate spread was 3.56% compared to 3.54%.  The net interest margin, on a fully taxable equivalent basis, was 3.71% compared to 3.69%, an increase of two basis points (0.02%).
Net interest income for the first six months of 2015 and 2014 was positively impacted by acquisition related accretion income. For the 2015 period acquisition related accretion income was $1,957,000 or 7.9% of total net interest income. For the 2014 period acquisition related accretion income was $1,500,000 of 7.2% of net interest income. The increase was primarily related to the January 2015 acquisition of MainStreet.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2015 and 2014.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis (in thousands, except rates)
	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2015	2014	2015	2014	2015	2014
Loans:
Commercial	$147,482	$120,460	$3,586	$2,757	4.90%	4.62%
Real estate	804,507	667,168	19,560	16,621	4.86	4.98
Consumer	13,434	4,982	445	176	6.68	7.12
Total loans	965,423	792,610	23,591	19,554	4.89	4.94

Securities:
Federal agencies & GSEs	80,866	73,850	569	405	1.41	1.10
Mortgage-backed & CMOs	63,637	64,482	712	771	2.24	2.39
State and municipal	188,020	192,174	3,483	3,765	3.70	3.92
Other	15,293	15,940	248	248	3.24	3.11
Total securities	347,816	346,446	5,012	5,189	2.88	3.00

Federal funds sold	10,508	—	5	—	0.10	—
Deposits in other banks	66,425	46,116	98	68	0.30	0.30

Total interest-earning assets	1,390,172	1,185,172	28,706	24,811	4.13	4.19

Non-earning assets	134,521	115,906

Total assets	$1,524,693	$1,301,078

Deposits:
Demand	$224,955	$176,889	40	41	0.04	0.05
Money market	199,236	182,109	132	125	0.13	0.14
Savings	108,545	88,199	26	25	0.05	0.06
Time	409,283	378,061	2,180	2,199	1.07	1.17
Total deposits	942,019	825,258	2,378	2,390	0.51	0.58

Customer repurchase agreements	52,294	39,267	5	3	0.02	0.02
Other short-term borrowings	—	287	—	1	—	—
Long-term borrowings	37,484	37,374	533	530	2.84	2.84
Total interest-bearing
liabilities	1,031,797	902,186	2,916	2,924	0.57	0.65

Noninterest bearing demand deposits	286,855	222,266
Other liabilities	9,665	5,706
Shareholders' equity	196,376	170,920
Total liabilities and
shareholders' equity	$1,524,693	$1,301,078

Interest rate spread					3.56%	3.54%
Net interest margin					3.71%	3.69%

Net interest income (taxable equivalent basis)			25,790	21,887
Less: Taxable equivalent adjustment			1,030	1,077
Net interest income			$24,760	$20,810

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Six Months Ended June 30,
	2015 vs. 2014
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$829	$180	$649
Real estate	2,939	(409)	3,348
Consumer	269	(12)	281
Total loans	4,037	(241)	4,278
Securities:
Federal agencies	164	123	41
Mortgage-backed	(59)	(49)	(10)
State and municipal	(282)	(202)	(80)
Other securities	—	10	(10)
Total securities	(177)	(118)	(59)
Federal funds sold	5	—	5
Deposits in other banks	30	—	30
Total interest income	3,895	(359)	4,254

Interest expense
Deposits:
Demand	(1)	(11)	10
Money market	7	(4)	11
Savings	1	(4)	5
Time	(19)	(193)	174
Total deposits	(12)	(212)	200
Customer repurchase agreements	2	1	1
Other borrowings	2	5	(3)
Total interest expense	(8)	(206)	198
Net interest income	$3,903	$(153)	$4,056

Index

Noninterest Income, three months ended June 30, 2015 and 2014
For the the quarter ended June 30, 2015, noninterest income increased $558,000 or 20.7% compared to the comparable 2014 quarter. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$1,005	$1,017	$(12)	(1.2)%
Service charges on deposit accounts	525	431	94	21.8%
Other fees and commissions	607	493	114	23.1%
Mortgage banking income	389	275	114	41.5%
Securities gains, net	237	150	87	58.0%
Other	495	334	161	48.2%
Total noninterest income	$3,258	$2,700	$558	20.7%
Trust income was virtually unchanged for the 2015 quarter compared to the 2014 quarter, mostly related to changes in the equity market. Trust income was not immediately impacted by the MainStreet acquisition. Mortgage banking income was significantly higher in the 2015 quarter, based on greater loan demand volume in existing markets and the impact of the acquisition. Securities gains also increased significantly, though this was related to the Company's decision to sell municipal bonds located in several states facing potentially serious fiscal issues, notably Illinois and New Jersey.

Noninterest Income, six months ended June 30, 2015 and 2014
For the the six months ended June 30, 2015, noninterest income increased $1,011,000 or 18.7% compared to the comparable 2014 quarter. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$1,957	$2,139	$(182)	(8.5)%
Service charges on deposit accounts	1,022	844	178	21.1%
Other fees and commissions	1,195	937	258	27.5%
Mortgage banking income	611	538	73	13.6%
Securities gains, net	547	189	358	189.4%
Other	1,082	756	326	43.1%
Total noninterest income	$6,414	$5,403	$1,011	18.7%
NM - Not Meaningful
Trust income decreased for the 2015 period compared to the 2014 period, mostly related to the 2014 recognition of a one time estate fee revenue of approximately $110,000. Trust income was not immediately impacted by the MainStreet acquisition. Mortgage banking income was higher in the 2015 period, based on greater loan demand volume in existing markets and the impact of the acquisition. Securities gains also increased significantly, though this was related to the Company's decision to sell municipal bonds located in several states facing potentially serious fiscal issues, notably Illinois and New Jersey. The Company also selectively reduced its municipal bond concentration in Texas, as a result of the decline in the price of oil.

Index

Noninterest Expense, three months ended June 30, 2015 and 2014

For the the three months ended June 30, 2015, noninterest expense increased $3,277,000 or 39.2%. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest Expense
Salaries	$4,308	$3,638	$670	18.4%
Employee benefits	1,111	847	264	31.2%
Occupancy and equipment	1,024	910	114	12.5%
FDIC assessment	195	165	30	18.2%
Bank franchise tax	220	231	(11)	(4.8)%
Core deposit intangible amortization	300	330	(30)	(9.1)%
Data processing	483	345	138	40.0%
Software	277	235	42	17.9%
Foreclosed real estate, net	133	(9)	142	(1,577.8)%
Merger related expenses	1,502	—	1,502	NM
Other	2,089	1,673	416	24.9%
Total noninterest expense	$11,642	$8,365	$3,277	39.2%
NM - Not Meaningful
Salaries expense for the 2015 quarter increased $670,000 or 18.4% compared to the 2014 quarter. Of this increase, $359,000 or 53.6% is related to the MainStreet acquisition, now the Company's Franklin County region, with the remainder normal, annual increases. Management expects a lower level of salaries expense for the Franklin County region for the remainder of 2015. This expectation is related to the operational conversion for MainStreet, completed in mid-May and a resulting decrease in full time equivalent ("FTE") employees. The Company's current total FTE employee level is 322 compared to 291 at year end. Employee benefits increased $264,000 or 31.2%. Benefits were impacted by the acquisition and also increased health care and pension settlement expense. Data processing expense increased $138,000 or 40.0%.  This was related to increased usage of the Company's core information management system, but also a delay in the operational conversion for MainStreet from March to May. Nonrecurring MainStreet acquisition related expenses were $1,502,000. There were no comparable expenses in 2014. This category represents 45.8% of the total increase in noninterest expense between 2015 and 2014. The efficiency ratio for the 2015 quarter was 72.76% compared to 62.87% for the 2014 quarter. The efficiency ratio was negatively impacted by the nonrecurring merger related costs. The Company expects significant improvement in this ratio in coming quarters.

Index

Noninterest Expense, six months ended June 30, 2015 and 2014

For the the six months ended June 30, 2015, noninterest expense increased $4,901,000 or 29.2%. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest Expense
Salaries	$8,455	$7,176	$1,279	17.8%
Employee benefits	2,186	1,822	364	20.0%
Occupancy and equipment	2,196	1,846	350	19.0%
FDIC assessment	380	329	51	15.5%
Bank franchise tax	455	453	2	0.4%
Core deposit intangible amortization	601	661	(60)	(9.1)%
Data processing	945	693	252	36.4%
Software	560	497	63	12.7%
Foreclosed real estate, net	186	7	179	2,557.1%
Merger related expenses	1,861	—	1,861	NM
Other	3,864	3,304	560	16.9%
Total noninterest expense	$21,689	$16,788	$4,901	29.2%
NM - Not Meaningful
Salaries expense for the 2015 period increased $1,279,000 or 17.8% compared to the 2014 period. Of this increase, $783,000 or 61.2% is related to the MainStreet acquisition, now the Company's Franklin County region, with the remainder normal, annual increases. Management expects a lower level of salaries expense for the Franklin County region for the remainder of 2015. This expectation is related to the operational conversion for MainStreet, completed in mid-May and a resulting decrease in FTE employees. Data processing expense increased $252,000 or 36.4%.  This was related to increased usage of the Company's core information management system, but also a delay in the operational conversion for MainStreet from March to May. Nonrecurring MainStreet acquisition related expenses were $1,861,000. There were no comparable expenses in 2014. This category represents 38% of the total increase in noninterest expense between 2015 and 2014.

Income Taxes
The effective tax rate for the second quarter of 2015 was 26.1% compared to 28.7% for 2014. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and loans. The decrease in the effective tax rate of 2.6% is related to a lower level of income before tax, and a $74,000 expense adjustment to North Carolina income tax in 2014 related to tax year 2013.
The effective tax rate for the six month period of 2015 was 27.2% compared to 27.6% for the same period of 2014.

Index

Fair Value Impact to Net Income
The following table presents the impact for the three and six month periods ended June 30, 2015 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):

			June 30, 2015
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2014	Three Months Ended	Six Months Ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Loans	Income	$(3,358)	$409	$680	$(2,678)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,440)	150	320	(4,395)	(1)
FHLB advances	Expense	65	(5)	(11)	54
Trust preferred securities	Expense	1,862	(26)	(51)	1,811
Net Interest Income			528	938

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	(227)	(453)	$1,592
Net non-interest expense			(227)	(453)

Change in pretax income			$301	$485
(1) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

Index

The following table presents the impact for the three and six month periods ended June 30, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):

			June 30, 2014
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2013	Three Months Ended	Six Months Ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Loans	Income	$(5,010)	$399	$886	$(4,085)	(1)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	236	676	(1,832)	(2)
FHLB advances	Expense	87	(5)	(11)	76
Trust preferred securities	Expense	1,964	(26)	(51)	1,913
Net Interest Income			604	1,500

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(236)	$(471)	$2,498
Net non-interest expense			(236)	(471)

Change in pretax income			$368	$1,029
(1) - Remaining discount balance includes $35,000 moved to other real estate owned and $4,000 of charge-offs against the mark.
(2) - Remaining discount balance includes $462,000 in reclassifications from the non-accretable difference.

The following table presents the impact for the three and six month periods ended June 30, 2015 of the accretable and amortizable fair value adjustments attributable to the MainStreet merger on January 1, 2015 on net interest income and pretax income (dollars in thousands):

			June 30, 2015
	Income Statement Effect	Premium/ (Discount) Balance on January 1, 2015	Three Months Ended	Six Months Ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Loans	Income	$(4,270)	$398	$1,034	$(3,236)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,208)	(154)	(161)	(1,062)	(1)
CD valuation	Expense	(288)	72	144	(144)
Brokered CD Valuation	Expense	(2)	—	2	—
Net Interest Income			316	1,019

Non-interest (expense)
Amortization of core deposit intangible	Expense	$1,839	(73)	(147)	1,692
Net non-interest expense			(73)	(147)

Change in pretax income			$243	$872
(1) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

Index

Generally accepted accounting principles for business combinations require the acquired balance sheet be valued at fair value at the time of the merger. In the context of acquiring a commercial bank, most of the balance sheet is interest rate sensitive and this can generate significant discounts or premiums to contractual values.  These discounts or premiums will have potentially significant impact to net interest income and to net income.
The table below summarizes the impact to net interest income and total pretax income of the MidCarolina ("MC") and MainStreet ("MS") acquisitions for the quarter and six month periods indicated (dollars in thousands):

Three Months Ended June 30,	2015			2014

	MC	MS	Total	MC	MS	Total

Net interest income	$528	$316	$844	$604	—	$604
Core deposit amortization	(227)	(73)	(300)	(236)	—	(236)
Total pretax income	$301	$243	$544	$368	—	$368

Six Months Ended June 30,	2015			2014

	MC	MS	Total	MC	MS	Total

Net interest income	$938	$1,019	$1,957	$1,500	—	$1,500
Core deposit amortization	(453)	(147)	(600)	(471)	—	(471)
Total pretax income	$485	$872	$1,357	$1,029	—	$1,029

       The MidCarolina acquisition was closed in July 2011.  The MainStreet acquisition was closed in January 2015. Management expects that the fair value accounting financial impact of both acquisitions will continue to decline in subsequent quarters.

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

Index

The available for sale securities portfolio was $355,595,000 at June 30, 2015, compared to $344,716,000 at December 31, 2014, an increase of $10,879,000 or 3.2%.  The Company acquired $18,800,000 in securities in the MainStreet acquisition. However, the impact of that increase was mitigated by a combination of calls, sales, and maturities in the existing portfolio. At June 30, 2015, the available for sale portfolio had an amortized cost of $348,543,000, resulting in a net unrealized gain of $7,052,000.  At December 31, 2014, the available for sale portfolio had an amortized cost of $335,723,000, resulting in a net unrealized gain of $8,993,000.
The Company is aware of the relatively low, acutely uncertain current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategy.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $982,905,000 at June 30, 2015, compared to $840,925,000 at December 31, 2014, an increase of $141,980,000 or 16.9%. Of this increase, $108,326,000 or 63.8% relates directly to the merger with MainStreet. The remainder of the increase, $33,654,000, represents 2015 organic growth of 4.0%.
Loans held for sale totaled $2,720,000 at June 30, 2015 and $616,000 at December 31, 2014, an increase of $2,104,000 or 341.6%.  This increase reflects an increased level of mortgage volume compared to year end. Secondary mortgage loan volume was up 17.5% for the six month period in 2015 compared to the same period last year.
Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Commercial	$159,015	$126,981
Commercial real estate:
Construction and land development	66,543	50,863
Commercial real estate	432,315	391,472
Residential real estate:
Residential	220,778	175,293
Home equity	97,866	91,075
Consumer	6,388	5,241
Total loans	$982,905	$840,925

Provision for Loan Losses
Provision for loan losses was $700,000 for the six month period ended June 30, 2015, compared to $150,000 for the same period ended June 30, 2014.
The need for additional provision expense was impacted by positive organic growth trends over the past several quarters, improving economic conditions, continuing strong asset quality metrics, and the regular quarterly review of cash flow expectations related to acquired loans with deteriorated credit quality.
Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At June 30, 2015, the ALLL was $12,793,000 compared to $12,427,000 at December 31, 2014. The ALLL as a percentage of total loans was 1.30% and 1.48%, respectively.  The decrease in the allowance as a percentage of loans was significantly

Index

impacted by the January 2015 merger with MainStreet. The acquired loan portfolio from MainStreet was marked to fair value and no allowance for loan losses was included in the merger transaction.
As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually or smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. The  ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.47% at June 30, 2015, compared to 1.55% at December 31, 2014. On a dollar basis, the reserve was $11,832,000 at June 30, 2015, compared to $11,716,000 at December 31, 2014. The percentage of the reserve to total loans has declined due to improving local economic conditions, improving asset quality, and increased loan growth. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.88% at June 30, 2015, compared to 3.64% at December 31, 2014. On a dollar basis, the reserve was $32,000 at June 30, 2015, compared to $165,000 at December 31, 2014. The decrease in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $882,000 over December 31, 2014. During the second quarter of 2015, one nonaccrual credit in the amount of $1,136,000 was sold resulting in a $186,000 charge off. Newly evaluated impaired loans did not have an impact on the overall impairment allowance.

Index

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $929,000 at June 30, 2015 compared to $546,000 at December 31, 2014. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for loan loss provision. The increase in this impairment for the current period is related to the extended timing of expected cash flows, resulting from renewals, on some larger loans in this portfolio. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$12,427	$12,600

Charge-offs:
Construction and land development	20	—
Commercial real estate	452	510
Residential real estate	7	121
Home equity	25	137
Total real estate	504	768
Commercial and industrial	—	101
Consumer	126	95
Total charge-offs	630	964

Recoveries:
Construction and land development	72	28
Commercial real estate	32	38
Residential real estate	94	126
Home equity	9	65
Total real estate	207	257
Commercial and industrial	21	51
Consumer	68	83
Total recoveries	296	391

Net charge-offs	334	573
Provision for loan losses	700	400
Balance at end of period	$12,793	$12,427

Index

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2015	December 31, 2014
Allowance to loans	1.30%	1.48%
FAS 5 (ASC 450) ALLL	1.47	1.55
Net charge-offs (recoveries) to allowance (1)	5.22	4.61
Net charge-offs (recoveries) to average loans (1)	0.07	0.07
Nonperforming assets to total assets	0.39	0.46
Nonperforming loans to loans	0.38	0.49
Provision to net charge-offs (recoveries) (1)	209.58	69.81
Provision to average loans (1)	0.07	0.05
Allowance to nonperforming loans	339.16	302.21
(1) - annualized.
The allowance to loans and the allowance to nonperforming loans were negatively impacted by the acquisition of $114,902,000 in acquired loans from the January 2015 MainStreet acquisition. These loans were marked to fair value at the merger date and their related allowance for loan loss was eliminated.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.38% at June 30, 2015 and 0.49% at December 31, 2014.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.39% of total assets at June 30, 2015, down from 0.46% at December 31, 2014.  This decrease was related to the decrease in nonperforming loans.
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
The $3,772,000 in nonaccrual loans shown on the following table includes: $1,537,000 in impaired loans individually evaluated for impairment; $794,000 in nonaccrual loan pools of smaller balance, homogenous loans, which were collectively evaluated for impairment (based on their collateral position and an improving payment history that still warrants nonaccrual status under internal policy guidelines, these loans were considered to have no dollar impairment); and $1,441,000 in loans with deteriorated credit quality acquired from both the MainStreet and MidCarolina mergers.

Index

The following table presents the Company's nonperforming assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Nonperforming Assets
	June 30, 2015	December 31, 2014
Nonaccrual loans:
Real estate	$3,506	$4,111
Commercial	254	—
Consumer	12	1
Total nonaccrual loans	3,772	4,112

Loans past due 90 days
and accruing interest:	—	—

Total nonperforming loans	3,772	4,112

Other real estate owned	2,113	2,119

Total nonperforming assets	$5,885	$6,231
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Impaired Loans
	June 30, 2015	December 31, 2014
Accruing	$1,325	$989
Nonaccruing	2,330	3,548
Total impaired loans	$3,655	$4,537
Total impaired loans decreased $882,000 or 19.4% during the six months of 2015.
Included in the impaired loan totals were $2,048,000 in troubled debt restructured loans at June 30, 2015 and $2,862,000 at December 31, 2014.

Index

Other Real Estate Owned
Other real estate owned was $2,113,000 and $2,119,000 as of June 30, 2015 and December 31, 2014, respectively. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Other Real Estate Owned
	June 30, 2015	December 31, 2014
Construction and land development	$1,181	$1,577
1-4 family residential	181	382
Commercial real estate	751	160
	$2,113	$2,119

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,234,018,000 at June 30, 2015 compared to $1,075,837,000 at December 31, 2014, an increase of $158,181,000 or 14.7%. Of the increase, $125,320,000 or 79.2% was directly related to the MainStreet merger.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2015 was 0.50%, down from 0.57% for the second quarter of 2014.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $194,883,000 at June 30, 2015 compared to $173,780,000 at December 31, 2014, an increase of $21,103,000 or 12.1%.  In connection with the MainStreet merger, the Company issued 825,586 shares of common stock with a market value at January 1, 2015 of $20,483,000, accounting for 97.1% of the change in equity.
The Company paid cash dividends of $0.46 per share during the first six months of 2015 while the aggregate basic and diluted earnings per share for the same period was $0.73 per share.
In July 2013, the Board of Governors of the Federal Reserve System issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

Index

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2015 and December 31, 2014. Management believes, as of June 30, 2015, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2015		Percentage At December 31, 2014
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	13.28	15.16	—	—
Tier 1 capital ratio	15.76	15.16	16.59	15.23
Total capital ratio	16.95	16.33	17.86	16.48

Leverage Capital Ratios:

Tier 1 leverage ratio	11.85	11.39	12.16	11.15
Stock Repurchase Plan

In years prior to 2014 the Company had, in the normal course of business, operated certain stock repurchase programs. Authority to repurchase shares under these programs had been expired for some time. On April 17, 2014, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 250,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3% of the 7,900,000 shares then outstanding at the time the Board approved the program.

In the six month period ended June 30, 2015, the Company repurchased 51,982 shares at an average cost of $22.61 per share, for a total cost of $1,175,000. During the same period in 2014, the Company repurchased 69,784 shares at an average cost of $21.49 per share, for a total cost of $1,500,000.

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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans and home equity lines of credit.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2015, principal advance obligations to the FHLB consisted of $9,947,000 in fixed-rate, long-term advances compared to $9,935,000 in fixed-rate, long term advances at December 31, 2014.  The Company also had outstanding $70,700,000 in letters of credit at June 30, 2015 and at December 31, 2014. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Index

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at June 30, 2015.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2015 and December 31, 2014, were $24,505,000 and $22,255,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at June 30, 2015 and at December 31, 2014 were as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$245,698	$190,413
Standby letters of credit	3,461	3,333
Mortgage loan rate-lock commitments	8,168	3,372
At the date of the merger with MainStreet, there were off-balance sheet transactions in the amount of $20,467,000 acquired.
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

Index

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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2015 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of June 30, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates (dollars in thousands):

Estimated Changes in Net Interest Income
	June 30, 2015
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$6,862	14.0
Up 3.00%	5,209	10.7
Up 2.00%	3,457	7.1
Up 1.00%	1,672	3.4
Flat	—	—
Down 0.25%	(654)	(1.3)
Down 0.50%	(1,375)	(2.8)

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

Index

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended June 30, 2015 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	June 30, 2015
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$283,942	$51,811	22.3%
Up 3.00%	282,358	50,227	21.6%
Up 2.00%	275,887	43,756	18.8%
Up 1.00%	261,158	29,027	12.5%
Flat	232,131	—	—%
Down 0.25%	223,480	(8,651)	(3.7)%
Down 0.50%	214,357	(17,774)	(7.7)%
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2015.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Shares of the Company's common stock were repurchased during the three months ended June 30, 2015, as detailed below.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 127,834 shares of the Company's common stock as of June 30, 2015.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 30, 2015	1,950	$22.25	1,950	177,866
May 31, 2015	34,164	22.50	34,164	143,702
June 30, 2015	15,868	22.88	15,868	127,834
Total	51,982	$22.61	51,982

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

Index

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
101        Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015, December 31, 2014, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2015 and June 30, 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date - August 7, 2015	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Date - August 7, 2015	Chief Financial Officer