Form 10-Q
period 2015-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2015-11-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 5, 2015, the Company had 8,636,842 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

Index

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

		(*)
Assets	(Unaudited) September 30, 2015	December 31, 2014
Cash and due from banks	$19,280	$29,272
Interest-bearing deposits in other banks	46,637	38,031

Securities available for sale, at fair value	358,306	344,716
Restricted stock, at cost	5,308	4,367
Loans held for sale	2,998	616

Loans, net of unearned income	980,984	840,925
Less allowance for loan losses	(12,611)	(12,427)
Net loans	968,373	828,498

Premises and equipment, net	23,854	23,025
Other real estate owned, net of valuation allowance $359 in 2015 and $2,971 in 2014	1,333	2,119
Goodwill	44,333	39,043
Core deposit intangibles, net	2,983	2,045
Bank owned life insurance	17,491	15,193
Accrued interest receivable and other assets	21,541	19,567
Total assets	$1,512,437	$1,346,492

Liabilities
Demand deposits -- noninterest bearing	$305,110	$254,458
Demand deposits -- interest bearing	220,562	193,432
Money market deposits	191,534	174,000
Savings deposits	108,992	90,130
Time deposits	400,323	363,817
Total deposits	1,226,521	1,075,837

Customer repurchase agreements	43,579	53,480
Long-term borrowings	9,952	9,935
Junior subordinated debt	27,597	27,521
Accrued interest payable and other liabilities	8,337	5,939
Total liabilities	1,315,986	1,172,712

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,630,329 shares outstanding at September 30, 2015 and 7,873,474 shares outstanding at December 31, 2014	8,611	7,872
Capital in excess of par value	75,524	57,650
Retained earnings	109,030	104,594
Accumulated other comprehensive income, net	3,286	3,664
Total shareholders' equity	196,451	173,780
Total liabilities and shareholders' equity	$1,512,437	$1,346,492
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$11,474	$9,864	$35,011	$29,398
Interest on federal funds sold	1	—	6	—
Interest and dividends on securities:
Taxable	1,052	918	3,021	2,850
Tax-exempt	899	966	2,799	3,017
Dividends	91	72	258	221
Other interest income	25	32	123	100
Total interest and dividend income	13,542	11,852	41,218	35,586

Interest Expense:
Interest on deposits	1,205	1,120	3,583	3,510
Interest on short-term borrowings	2	4	7	8
Interest on long-term borrowings	82	82	243	243
Interest on junior subordinated debt	192	186	564	555
Total interest expense	1,481	1,392	4,397	4,316

Net Interest Income	12,061	10,460	36,821	31,270
Provision for Loan Losses	—	—	700	150

Net Interest Income After Provision for Loan Losses	12,061	10,460	36,121	31,120

Noninterest Income:
Trust fees	1,006	992	2,963	3,131
Service charges on deposit accounts	521	441	1,543	1,285
Other fees and commissions	592	479	1,787	1,416
Mortgage banking income	376	342	987	880
Gains on sales of securities	6	315	553	504
Other	554	412	1,636	1,168
Total noninterest income	3,055	2,981	9,469	8,384

Noninterest Expense:
Salaries	4,179	3,714	12,634	10,890
Employee benefits	1,029	799	3,215	2,621
Occupancy and equipment	1,094	933	3,290	2,779
FDIC assessment	185	157	565	486
Bank franchise tax	220	216	675	669
Core deposit intangible amortization	300	227	901	888
Data processing	366	361	1,311	1,054
Software	290	248	850	745
Other real estate owned, net	(126)	141	60	148
Acquisition related expense	87	268	1,948	268
Other	1,764	1,763	5,628	5,067
Total noninterest expense	9,388	8,827	31,077	25,615
Income Before Income Taxes	5,728	4,614	14,513	13,889
Income Taxes	1,691	1,446	4,081	4,038
Net Income	$4,037	$3,168	$10,432	$9,851

Net Income Per Common Share:
Basic	$0.47	$0.40	$1.20	$1.25
Diluted	$0.47	$0.40	$1.20	$1.25
Weighted Average Common Shares Outstanding:
Basic	8,668,618	7,841,078	8,698,394	7,871,016
Diluted	8,676,571	7,851,735	8,706,870	7,881,441
The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2015	2014
Net income	$4,037	$3,168

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,365	(343)
Income tax (expense) benefit	(478)	121

Reclassification adjustment for gains on sales of securities	(6)	(315)
Income tax expense	3	110

Other comprehensive income (loss)	884	(427)

Comprehensive income	$4,921	$2,741
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Net income	$10,432	$9,851

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(29)	3,888
Income tax (expense) benefit	10	(1,360)

Reclassification adjustment for gains on sales of securities	(553)	(504)
Income tax expense	194	176

Other comprehensive income (loss)	(378)	2,200

Comprehensive income	$10,054	$12,051

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	—	—	9,851	—	9,851

Other comprehensive income	—	—	—	2,200	2,200

Stock repurchased and retired	(70)	(1,438)	—	—	(1,508)

Equity based compensation	22	475	—	—	497

Cash dividends paid, $0.69 per share	—	—	(5,426)	—	(5,426)

Balance, September 30, 2014	$7,843	$57,087	$103,515	$4,720	$173,165

Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	10,432	—	10,432

Other comprehensive loss	—	—	—	(378)	(378)

Issuance of common stock	826	19,657	—	—	20,483

Stock repurchased and retired	(122)	(2,686)	—	—	(2,808)

Stock options exercised	22	377	—	—	399

Equity based compensation	13	526	—	—	539

Cash dividends paid, $0.69 per share	—	—	(5,996)	—	(5,996)

Balance, September 30, 2015	$8,611	$75,524	$109,030	$3,286	$196,451

The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$10,432	$9,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	150
Depreciation	1,357	1,274
Net accretion of purchase accounting adjustments	(2,790)	(2,064)
Core deposit intangible amortization	901	888
Net amortization (accretion) of securities	2,062	1,916
Net gains on sale or call of securities	(553)	(504)
Net gain on sale of loans held for sale	(771)	(686)
Proceeds from sales of loans held for sale	42,691	40,813
Originations of loans held for sale	(44,302)	(38,178)
Net gain on other real estate owned	(199)	(100)
Valuation allowance on other real estate owned	86	46
Net loss on sale of premises and equipment	5	—
Equity based compensation expense	539	497
Net change in bank owned life insurance	(343)	(297)
Deferred income tax expense	1,482	396
Net change in interest receivable	491	(619)
Net change in other assets	107	450
Net change in interest payable	3	(29)
Net change in other liabilities	(606)	153
Net cash provided by operating activities	11,292	13,957

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	7,429	13,667
Proceeds from maturities, calls and paydowns of securities available for sale	70,759	52,901
Purchases of securities available for sale	(75,069)	(47,006)
Net change in restricted stock	(354)	360
Net increase in loans	(23,786)	(20,276)
Proceeds from sale of premises and equipment	42	—
Purchases of premises and equipment	(1,203)	(685)
Proceeds from sales of other real estate owned	1,993	1,498
Cash paid in bank acquisition	(5,935)	—
Cash acquired in bank acquisition	18,173	—
Net cash (used in) provided by investing activities	(7,951)	459

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	31,727	23,792
Net change in time deposits	(18,148)	(30,407)
Net change in customer repurchase agreements	(9,901)	12,467
Net change in long-term borrowings	—	(38)
Common stock dividends paid	(5,996)	(5,426)
Repurchase of stock	(2,808)	(1,508)
Proceeds from exercise of stock options	399	—
Net cash used in financing activities	(4,727)	(1,120)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,386)	13,296

Cash and Cash Equivalents at Beginning of Period	67,303	67,681

Cash and Cash Equivalents at End of Period	$65,917	$80,977
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part 2 amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part 3 amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact that ASU 2015-12 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to an annual reporting period beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to an annual reporting period beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding

Index

borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Note 2 – Acquisition of MainStreet
On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet"). The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet, and a related Plan of Merger. Immediately after the merger, Franklin Community Bank, N.A., MainStreet's wholly owned bank subsidiary, merged with and into the Bank.   Pursuant to the MainStreet merger agreement, holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares.  Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6,000,000 from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger. Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards did not result in any goodwill.

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

Index

In connection with the merger, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table (dollars in thousands):

Consideration Paid:
Common shares issued (825,586)	$20,483
Cash paid to shareholders	5,935
Value of consideration	26,418

Assets acquired:
Cash and cash equivalents	18,173
Investment securities	18,800
Restricted stock	587
Loans	115,050
Premises and equipment	1,030
Deferred income taxes	2,773
Core deposit intangible	1,839
Other real estate owned	168
Banked owned life insurance	1,955
Other assets	1,077
Total assets	161,452

Liabilities assumed:
Deposits	137,323
Other liabilities	3,001
Total liabilities	140,324
Net assets acquired	21,128
Goodwill resulting from merger with MainStreet	$5,290

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the quarterly period ended June 30, 2015 (dollars in thousands):

Goodwill at June 30, 2015	$5,167

Effect of adjustments to:
Loans	(353)
Premises and equipment	289
Other Assets	187
Goodwill at September 30, 2015	$5,290

The increase in goodwill made during the third quarter of 2015 was due to a reevaluation of the loan portfolio, fair value appraisals of premises, and a change in estimated tax refunds due to MainStreet. As a part of the reevaluation, numerous loans were transferred to the purchased credit impaired portfolio primarily because of concerns over underlying collateral values, repayment terms and debt service coverage. The transfer resulted in a reduction in goodwill and accretion income of $353,000.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $122,447,000 loan portfolio at a fair value discount of $7,397,000. The estimated fair value of the performing portion of the portfolio was $87,803,000. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification ("ASC") 310-20.

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

The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of January 1, 2015, after adjusting for the aforementioned reevaluation in the third quarter (dollars in thousands):

Contractually required principal and interest at acquisition	$33,066
Contractual cash flows not expected to be collected (nonaccretable difference)	1,828
Expected cash flows at acquisition	34,894
Interest component of expected cash flows (accretable yield)	7,647
Fair value of acquired loans accounted for under FASB ASC 310-30	$27,247
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

In connection with the acquisition of MainStreet, the Company recorded a deferred income tax asset of $2,773,000 related to tax attributes of MainStreet, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

In connection with the acquisition of MainStreet, the Company acquired other real estate owned with a fair value of $168,000. Other real estate owned was measured at fair value less estimated cost to sell.

In connection with the acquisition of MainStreet, the Company acquired premises and equipment with a fair value of $1,030,000.

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

Direct costs related to the acquisition were expensed as incurred. During 2015, the Company incurred $1,948,000 acquisition related expenses.

Index

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

	Pro forma Nine Months Ended
	September 30, 2015	September 30, 2014
Net interest income	$37,584	$37,302
Provision for loan loss	(700)	(150)
Non-interest income	9,469	9,055
Non-interest expense and income taxes	(35,660)	(34,644)
Net income	$10,693	$11,563

	Pro forma Three Months Ended
	September 30, 2015	September 30, 2014
Net interest income	$12,378	$12,512
Provision for loan loss	—	—
Non-interest income	3,055	3,205
Non-interest expense and income taxes	(11,245)	(11,868)
Net income	$4,188	$3,849
Note 3 – Securities
The amortized cost and fair value of investments in debt and equity securities at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$103,765	$510	$29	$104,246
Mortgage-backed and CMOs	54,687	1,086	74	55,699
State and municipal	179,761	6,623	28	186,356
Corporate	10,681	57	30	10,708
Equity securities	1,000	297	—	1,297
Total securities available for sale	$349,894	$8,573	$161	$358,306

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,958	$252	$104	$82,106
Mortgage-backed and CMOs	56,289	1,248	112	57,425
State and municipal	188,060	7,523	90	195,493
Corporate	8,416	16	53	8,379
Equity securities	1,000	313	—	1,313
Total securities available for sale	$335,723	$9,352	$359	$344,716

Index

Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's balance sheet.  The FRB requires the Bank to maintain stock with a par value equal to 6.0% of its common stock and paid-in surplus.  One-half of this amount is paid to the FRB and the remaining half is subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.  The FHLB requires the Bank to maintain stock in an amount equal to a specific percentage of the Bank's total assets and 4.5% of outstanding borrowings. The cost of restricted stock at September 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
FRB stock	$3,531	$2,742
FHLB stock	1,777	1,625
Total restricted stock	$5,308	$4,367
Temporarily Impaired Securities
The following table shows fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period (dollars in thousands).

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$15,037	$29	$12,939	$27	$2,098	$2
Mortgage-backed and CMOs	8,281	74	6,243	54	2,038	20
State and municipal	8,457	28	8,457	28	—	—
Corporate	2,726	30	1,135	9	1,591	21
Total	$34,501	$161	$28,774	$118	$5,727	$43
Federal Agencies and GSE debt securities: The unrealized losses on the Company's investment in four government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in 13 GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
State and municipal securities:  The unrealized losses on 11 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
Corporate securities:  The unrealized losses on three investments in corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that

Index

the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2015, and no impairment has been recognized.
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
Other-Than-Temporary-Impaired Securities
As of September 30, 2015 and December 31, 2014, there were no securities classified as having other-than-temporary impairment.
Note 4 – Loans
Segments
Loans, excluding loans held for sale, as of September 30, 2015 and December 31, 2014, were comprised of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial	$164,025	$126,981
Commercial real estate:
Construction and land development	68,692	50,863
Commercial real estate	424,404	391,472
Residential real estate:
Residential	219,415	175,293
Home equity	98,249	91,075
Consumer	6,199	5,241
Total loans	$980,984	$840,925
Acquired Loans
Interest income, including accretion income of $2,379,000, on loans acquired from MidCarolina Financial Corporation ("MidCarolina") and MainStreet for the nine months ended September 30, 2015 was approximately $11,333,000. The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Outstanding principal balance	$162,190	$84,892
Carrying amount	151,026	78,111

Index

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB ASC 310-30, to account for interest earned, at September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Outstanding principal balance	$43,325	$18,357
Carrying amount	35,569	14,933
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the nine months ended September 30, 2015 (dollars in thousands):

Accretable Yield
Balance at December 31, 2014	$1,440
Additions from merger with MainStreet	7,647
Accretion	(1,437)
Other changes, net	(589)
Balance at September 30, 2015	$7,061
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$4	$—	$—	$103	$107	$163,918	$164,025
Commercial real estate:
Construction and land development	84	—	—	263	347	68,345	68,692
Commercial real estate	137	598	—	2,651	3,386	421,018	424,404
Residential:
Residential	709	235	—	1,368	2,312	217,103	219,415
Home equity	58	32	—	960	1,050	97,199	98,249
Consumer	3	34	—	14	51	6,148	6,199
Total	$995	$899	$—	$5,359	$7,253	$973,731	$980,984

Index

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2014 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$114	$165	$—	$—	$279	$126,702	$126,981
Commercial real estate:
Construction and land development	44	269	—	279	592	50,271	50,863
Commercial real estate	257	—	—	3,010	3,267	388,205	391,472
Residential:
Residential	390	325	—	560	1,275	174,018	175,293
Home equity	223	60	—	262	545	90,530	91,075
Consumer	1	42	—	1	44	5,197	5,241
Total	$1,029	$861	$—	$4,112	$6,002	$834,923	$840,925

Index

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding loans acquired with deteriorated credit quality, at September 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$107	$108	$—	$203	$—
Commercial real estate:
Construction and land development	249	306	—	382	—
Commercial real estate	1,108	1,425	—	1,524	—
Residential:
Residential	920	921	—	626	—
Home equity	803	803	—	695	—
Consumer	15	15	—	34	1
	$3,202	$3,578	$—	$3,464	$1
With a related allowance recorded:
Commercial	—	—	—	—	—
Commercial real estate:
Construction and land development	413	413	2	484	21
Commercial real estate	249	249	6	254	12
Residential
Residential	379	379	24	333	10
Home equity	106	106	2	24	—
Consumer	—	—	—	—	—
	$1,147	$1,147	$34	$1,095	$43
Total:
Commercial	$107	$108	$—	$203	$—
Commercial real estate:
Construction and land development	662	719	2	866	21
Commercial real estate	1,357	1,674	6	1,778	12
Residential:
Residential	1,299	1,300	24	959	10
Home equity	909	909	2	719	—
Consumer	15	15	—	34	1
	$4,349	$4,725	$34	$4,559	$44

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

Index

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2015 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended September 30, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$52	$31
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	1	106	106
Residential real estate	1	382	294
Consumer	—	—	—
Total	4	$540	$431

	Loans Modified as a TDR for the
	Nine Months Ended September 30, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$52	$31
Commercial real estate	3	256	249
Construction and land development	—	—	—
Home Equity	1	106	106
Residential real estate	5	776	680
Consumer	—	—	—
Total	11	$1,190	$1,066
The following tables show the detail of loans modified as TDRs during the three and nine months ended September 30, 2014 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended September 30, 2014
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Index

	Loans Modified as a TDR for the
	Nine Months Ended September 30, 2014
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	182	179
Construction and land development	—	—	—
Home Equity	1	8	8
Residential real estate	2	121	115
Consumer	—	—	—
Total	4	$311	$302
During the three and nine months ended September 30, 2015 and September 30, 2014, the Company had one loan that subsequently defaulted within twelve months of modification as a TDR. The credit is a commercial real estate loan which became over 90 days past due during the third quarter of 2015, after being restructured in the second quarter of 2015. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $386,000 in residential real estate in the process of foreclosure and $131,000 in residential other real estate owned at September 30, 2015.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Residential	Home Equity
Pass	$162,525	$63,538	$411,483	$198,067	$95,351
Special Mention	1,362	1,579	6,179	16,268	1,528
Substandard	138	3,575	6,742	5,080	1,370
Doubtful	—	—	—	—	—
Total	$164,025	$68,692	$424,404	$219,415	$98,249
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$6,148
Nonperforming	51
Total	$6,199

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
The reserve for unfunded loan commitments is included in other liabilities.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014	Nine Months Ended September 30, 2014
Allowance for Loan Losses
Balance, beginning of period	$12,427	$12,600	$12,600
Provision for loan losses	700	400	150
Charge-offs	(883)	(964)	(398)
Recoveries	367	391	268
Balance, end of period	$12,611	$12,427	$12,620

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$163	$210	$210
Provision for (recovery of) loan losses	26	(47)	(55)
Charge-offs	—	—	—
Balance, end of period	$189	$163	$155

Index

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment as of and for the nine months ended September 30, 2015 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance as of December 31, 2014:	$1,818	$6,814	$3,715	$80	$—	$12,427

Charge-offs	(164)	(486)	(58)	(175)	—	(883)
Recoveries	26	114	122	105	—	367

Provision for loan losses	383	386	(131)	62	—	700
Balance as of September 30, 2015:	$2,063	$6,828	$3,648	$72	$—	$12,611

Balance as of September 30, 2015:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$8	$26	$—	$—	$34
Collectively evaluated for impairment	2,056	6,603	3,386	60	—	12,105
Loans acquired with deteriorated credit quality	7	217	236	12	—	472
Total	$2,063	$6,828	$3,648	$72	$—	$12,611

Loans
Individually evaluated for impairment	$107	$2,019	$2,208	$15	$—	$4,349
Collectively evaluated for impairment	163,346	474,196	297,674	5,849	—	941,065
Loans acquired with deteriorated credit quality	572	16,881	17,782	335	—	35,570
Total	$164,025	$493,096	$317,664	$6,199	$—	$980,984

Index

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment as of and for the year ended December 31, 2014 (dollars in thousands):

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

Index

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2015, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance as of December 31, 2014	$39,043	$2,045
Additions	5,290	1,839
Amortization	—	(901)
Impairment	—	—
Balance as of September 30, 2015	$44,333	$2,983
Note 7 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control.  Other short-term borrowings consist of overnight advances which contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions. There were no customer repurchase agreements acquired in the MainStreet acquisition. Short-term borrowings consisted of the following at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014

Customer repurchase agreements	$43,579	$53,480
	$43,579	$53,480
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2015, $424,020,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.  Long-term borrowings consisted of the following fixed rate, long-term advances as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015			December 31, 2014
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 2017	9,952	2.98%	November 2017	9,935	2.98%
	$9,952	2.98%		$9,935	2.98%
The advance due in November 2017 is net of a fair value discount of $48,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2015, the Bank's public deposits totaled $132,451,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2015, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $132,653,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

Index

Note 9 – Junior Subordinated Debt
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
The proceeds of the Trust Preferred Securities received by the AMNB Trust I, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Junior Subordinated Debt were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company, and for general corporate purposes. On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debt to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. Neither the AMNB Trust I nor the MidCarolina Trusts were consolidated in the Company's financial statements.
In accordance with FASB ASC 810-10-15-14, the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.
A description of the junior subordinated debt outstanding payable to the trusts is shown below as of  September 30, 2015 and December 31, 2014 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate	Maturity Date	Principal Amount
				September 30, 2015	December 31, 2014
AMNB Trust I	4/7/2006	Libor plus	6/30/2036	$20,619	$20,619
		1.35%

MidCarolina Trust I	10/29/2002	Libor plus	11/7/2032	4,196	4,154
		3.45%

MidCarolina Trust II	12/3/2003	Libor plus	10/7/2033	2,782	2,748
		2.95%
				$27,597	$27,521

The principal amounts reflected above for the MidCarolina Trusts (I and II) are net of fair value adjustments of $959,000 and $827,000, respectively at September 30, 2015. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
A summary of stock option transactions for the nine months ended September 30, 2015 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	110,947	$26.08
Acquired in acquisition	43,086	20.02
Granted	—	—
Exercised	22,074	18.06
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2015	131,959	25.44	1.66 years	$156
Exercisable at September 30, 2015	131,959	$25.44	1.66 years	$156
Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.  The value of the consideration transferred with the replacement awards was evaluated during the quarter ended September 30, 2015, but did not result in an adjustment to the amount of goodwill recorded.
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of September 30, 2015, there was no unrecognized compensation expenses related to nonvested stock option grants.
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
Nonvested restricted stock activity for the nine months ended September 30, 2015 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2014	41,562	$21.39
Granted	19,155	21.81
Vested	15,536	19.51
Forfeited	1,112	22.49
Nonvested at September 30, 2015	44,069	$22.21
As of September 30, 2015 and December 31, 2014 there was $471,000 and $327,000 in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.30 years.  The share based compensation expense for nonvested restricted stock was $249,000 and $267,000 during the first nine months of 2015 and 2014, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received in the form of either (i) $1,000 in cash or (ii) shares of immediately vested, but restricted stock with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2015, all 13 outside directors have elected to receive stock in lieu of cash for

Index

either all or part of their quarterly retainer or meeting fees. Only outside directors receive board fees. The Company issued 8,630 and 10,239 shares and recognized share based compensation expense of $195,000 and $230,000 during the first nine months of 2015 and 2014, respectively.
During the nine months ended September 30, 2015, 4,158 shares with a market value of $95,000 were issued to a retired director as payment for cumulative deferred director compensation.
Note 11 – Earnings Per Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. The following tables present basic and diluted earnings per share for the three and nine months period ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	8,668,618	$0.47	7,841,078	$0.40
Effect of dilutive securities - stock options	7,953	—	10,657	—
Diluted	8,676,571	$0.47	7,851,735	$0.40

	Nine Months Ended September 30,
	2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount
Basic	8,698,394	1.20	7,871,016	1.25
Effect of dilutive securities - stock options	8,476	—	10,425	—
Diluted	8,706,870	1.20	7,881,441	1.25

Stock options on common stock which were not included in computing diluted earnings per share for the nine month periods ended September 30, 2015 and 2014, because their effects were anti-dilutive, averaged 78,127 and 120,277 shares, respectively. Nonvested restricted stock is included in calculating basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.

Note 12 – Employee Benefit Plans
The following information for the nine months ended September 30, 2015 and September 30, 2014 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine months ended September 30,
	2015	2014
Service cost	$—	$—
Interest cost	222	228
Expected return on plan assets	(345)	(351)
Recognized net actuarial loss	462	54

Net periodic (benefit) cost	$339	$(69)

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

Index

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2015 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,246	$—	$104,246	$—
Mortgage-backed and CMOs	55,699	—	55,699	—
State and municipal	186,356	—	186,356	—
Corporate	10,708	—	10,708	—
Equity	1,297	—	—	1,297
Total	$358,306	$—	$357,009	$1,297

	Fair Value Measurements at December 31, 2014 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$82,106	$2,995	$79,111	$—
Mortgage-backed and CMOs	57,425	—	57,425	—
State and municipal	195,493	1,172	194,321	—
Corporate	8,379	—	8,379	—
Equity	1,313	—	—	1,313
Total	$344,716	$4,167	$339,236	$1,313

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2015	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2015
Securities available for sale:
Equity	$1,313	$—	$(16)	$—	$—	$1,297

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

Index

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans held for sale: Loans held for sale are carried at estimated fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2015 or the year ended December 31, 2014. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.

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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2015 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,998	$—	$2,998	$—
Impaired loans, net of valuation allowance	1,113	—	—	1,113
Other real estate owned	1,333	—	—	1,333

	Fair Value Measurements at December 31, 2014 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$616	$—	$616	$—
Impaired loans, net of valuation allowance	1,705	—	—	1,705
Other real estate owned	2,119	—	—	2,119

Index

The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:

Quantitative Information About Level 3 Fair Value Measurements at September 30, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	30%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	6%

Other real estate owned	Discounted appraised value	Selling cost	6%

Quantitative Information About Level 3 Fair Value Measurements at December 31, 2014

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Consideration of equity conversion options	Stock price in different rate environments	31%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flows	Market rate for borrower (discount rate)	4%

Other real estate owned	Discounted appraised value	Selling cost	6%

Index

The carrying values and estimated fair values of the Company's financial instruments at September 30, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$65,917	$65,917	$—	$—	$65,917
Securities available for sale	358,306	—	357,009	1,297	358,306
Restricted stock	5,308	—	5,308	—	5,308
Loans held for sale	2,998	—	2,998	—	2,998
Loans, net of allowance	968,373	—	—	976,432	976,432
Bank owned life insurance	17,491	—	17,491	—	17,491
Accrued interest receivable	4,462	—	4,462	—	4,462

Financial Liabilities:
Deposits	$1,226,521	$—	$826,198	$402,079	$1,228,277
Repurchase agreements	43,579	—	43,579	—	43,579
Other borrowings	9,952	—	—	10,414	10,414
Trust preferred capital notes	27,597	—	—	22,475	22,475
Accrued interest payable	642	—	642	—	642

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$67,303	$67,303	$—	$—	$67,303
Securities available for sale	344,716	4,167	339,236	1,313	344,716
Restricted stock	4,367	—	4,367	—	4,367
Loans held for sale	616	—	616	—	616
Loans, net of allowance	828,498	—	—	832,708	832,708
Bank owned life insurance	15,193	—	15,193	—	15,193
Accrued interest receivable	4,534	—	4,534	—	4,534
Financial Liabilities:
Deposits	$1,075,837	$—	$712,020	$365,309	$1,077,329
Repurchase agreements	53,480	—	53,480	—	53,480
Other borrowings	9,935	—	—	10,432	10,432
Trust preferred capital notes	27,521	—	—	22,009	22,009
Accrued interest payable	587	—	587	—	587

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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2015 and December 31, 2014, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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

Index

Segment information as of and for the three and nine months ended September 30, 2015 and 2014 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,527	$—	$15	$—	$13,542
Interest expense	1,290	—	191	—	1,481
Noninterest income	1,788	1,262	5	—	3,055
Income (loss) before income taxes	5,160	803	(235)	—	5,728
Net income (loss)	3,626	566	(155)	—	4,037
Depreciation and amortization	772	3	—	—	775
Total assets	1,510,324	—	224,120	(222,007)	1,512,437
Goodwill	44,333	—	—	—	44,333
Capital expenditures	602	—	—	—	602

	Three Months Ended September 30, 2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$11,837	$—	$15	$—	$11,852
Interest expense	1,206	—	186	—	1,392
Noninterest income	1,800	1,177	4	—	2,981
Income (loss) before income taxes	4,205	633	(224)	—	4,614
Net income (loss)	2,886	430	(148)	—	3,168
Depreciation and amortization	641	3	—	—	644
Total assets	1,317,189	—	200,757	(198,789)	1,319,157
Goodwill	39,043	—	—	—	39,043
Capital expenditures	419	—	—	—	419

	Nine Months Ended September 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$41,173	$—	$45	$—	$41,218
Interest expense	3,834	—	563	—	4,397
Noninterest income	5,809	3,645	15	—	9,469
Income (loss) before income taxes	13,314	2,026	(827)	—	14,513
Net income (loss)	9,522	1,456	(546)	—	10,432
Depreciation and amortization	2,249	9	—	—	2,258
Total assets	1,510,324	—	224,120	(222,007)	1,512,437
Goodwill	44,333	—	—	—	44,333
Capital expenditures	1,182	21	—	—	1,203

Index

	Nine Months Ended September 30, 2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$35,541	$—	$45	$—	$35,586
Interest expense	3,761	—	555	—	4,316
Noninterest income	4,770	3,600	14	—	8,384
Income (loss) before income taxes	12,355	2,284	(750)	—	13,889
Net income (loss)	8,726	1,620	(495)	—	9,851
Depreciation and amortization	2,154	8	—	—	2,162
Total assets	1,317,189	—	200,757	(198,789)	1,319,157
Goodwill	39,043	—	—	—	39,043
Capital expenditures	685	—	—	—	685

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2015	2014
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$19,280	$22,699
Interest-bearing deposits in other banks	46,637	58,278
Cash and Cash Equivalents	$65,917	$80,977

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,341	$4,345
Income taxes	2,950	3,211
Noncash investing and financing activities:
Transfer of loans to other real estate owned	926	386
Unrealized gain (loss) on securities available for sale	(582)	3,384

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	18,800	—
Restricted stock	587	—
Loans	115,050	—
Premises and equipment	1,030	—
Deferred income taxes	2,773	—
Core deposit intangible	1,839	—
Other real estate owned	168	—
Bank owned life insurance	1,955	—
Other assets	1,077	—

Liabilities assumed:
Deposits	137,323	—
Other liabilities	3,001	—

Consideration:
Issuance of common stock	20,483	—

Index

Note 16 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2015 and 2014 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at June 30, 2014	$6,205	$(1,058)	$5,147

Net unrealized losses on securities available for sale, net of tax, $(121)	(222)	—	(222)

Reclassification adjustment for gains on securities, net of tax, $(110)	(205)	—	(205)

Balance at September 30, 2014	$5,778	$(1,058)	$4,720

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

Net unrealized gains on securities available for sale, net of tax, $478	887	—	887

Reclassification adjustment for gains on securities, net of tax, $(3)	(3)	—	(3)

Balance at September 30, 2015	$5,467	$(2,181)	$3,286

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income

Balance at December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $1,360	2,528	—	2,528

Reclassification adjustment for gains on securities, net of tax, $(176)	(328)	—	(328)

Balance at September 30, 2014	$5,778	$(1,058)	$4,720

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized losses on securities available for sale, net of tax, $(10)	(19)	—	(19)

Reclassification adjustment for gains on securities, net of tax, $(194)	(359)	—	(359)

Balance at September 30, 2015	$5,467	$(2,181)	$3,286

Index

Reclassifications Out of Accumulated Other Comprehensive Income
For the three and nine months ended September 30, 2015
(dollars in thousands)

For the Three Months Ended September 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$6	Securities gains, net
	(3)	Income tax expense
Total reclassifications	$3	Net of tax

For the Nine Months Ended September 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$553	Securities gains, net
	(194)	Income tax expense
Total reclassifications	$359	Net of tax

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

Index

•	The loan's observable market price, or

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

Index

Internet Access to Corporate Documents
The Company provides access to its Securities and Exchange Commission ("SEC") filings through a link on the Investor Relations page of the Company's web site at www.amnb.com.  Reports available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC.  The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Index

RESULTS OF OPERATIONS
Earnings Performance
Three months ended September 30, 2015 and 2014
For the quarter ended September 30, 2015, the Company reported net income of $4,037,000 compared to $3,168,000 for the comparable quarter in 2014. The $869,000 or 27.4% increase in earnings was primarily due to an increase in income resulting from the earning assets acquired in the acquisition of MainStreet, offset by increased noninterest expenses related to the transaction. Salaries and employee benefits expenses are the primary contributor to the increase in noninterest expenses for the quarterly period.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended September 30,	2015	2014	$ Change	% Change
Interest income	$13,542	$11,852	$1,690	14.3%
Interest expense	(1,481)	(1,392)	(89)	6.4%
Net interest income	12,061	10,460	1,601	15.3%
Provision for loan losses	—	—	—	—
Noninterest income	3,055	2,981	74	2.5%
Noninterest expense	(9,388)	(8,827)	(561)	6.4%
Income tax expense	(1,691)	(1,446)	(245)	16.9%

Net income	$4,037	$3,168	$869	27.4%

For the nine month period ended September 30, 2015, the Company reported net income of $10,432,000 compared to $9,851,000 for the comparable period in 2014. The $581,000 or 5.9% increase in earnings was primarily due to an increase in income resulting from the earning assets acquired in the acquisition of MainStreet and an increase in noninterest income, reduced by an increase in noninterest expenses related to the transaction. Salaries and employee benefits and merger related costs are the primary contributors to the increase in noninterest expenses for the year to date period. Merger related costs were $1,948,000 for the nine months ended September 30, 2015.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Nine months ended September 30,	2015	2014	$ Change	% Change
Interest income	$41,218	$35,586	$5,632	15.8%
Interest expense	(4,397)	(4,316)	(81)	1.9%
Net interest income	36,821	31,270	5,551	17.8%
Provision for loan losses	(700)	(150)	(550)	366.7%
Noninterest income	9,469	8,384	1,085	12.9%
Noninterest expense	(31,077)	(25,615)	(5,462)	21.3%
Income tax expense	(4,081)	(4,038)	(43)	1.1%

Net income	$10,432	$9,851	$581	5.9%

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
Three months ended September 30, 2015 and 2014
Net interest income on a taxable equivalent basis increased $1,587,000 or 14.5%, for the third quarter of 2015 compared to the same quarter of 2014.  This change was driven by an increase in average earning assets of $187,815,000 or 15.7%, primarily related to the acquisition of MainStreet.
For the third quarter of 2015, the Company's yield on interest-earning assets was 4.06%, compared to 4.14% for the third quarter of 2014.  The cost of interest-bearing liabilities was 0.58% compared to 0.62%, mostly related to a five basis point decline in the cost of time deposits. The interest rate spread was 3.48% compared to 3.52%.  The net interest margin, on a fully taxable equivalent basis, was 3.64% compared to 3.68%, a decrease of four basis points (0.04%).
Net interest income for the third quarters of 2015 and 2014 was positively impacted by acquisition related accretion income. For the third quarter of 2015, acquisition related accretion income was $549,000 or 4.6% of total net interest income. For the third quarter of 2014, acquisition related accretion income was $564,000 or 5.4% of net interest income.
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2015 and 2014.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2015	2014	2015	2014	2015	2014
Loans:
Commercial	$164,551	$126,340	$1,801	$1,339	4.34%	4.20%
Real estate	814,500	686,682	9,557	8,451	4.69	4.92
Consumer	6,034	4,540	150	85	9.86	7.43
Total loans	985,085	817,562	11,508	9,875	4.67	4.83

Securities:
Federal agencies & GSEs	103,303	72,828	431	212	1.67	1.16
Mortgage-backed & CMOs	57,100	58,365	282	345	1.98	2.36
State and municipal	180,799	183,679	1,650	1,783	3.65	3.88
Other	16,225	14,583	140	114	3.45	3.13
Total securities	357,427	329,455	2,503	2,454	2.80	2.98

Federal funds sold	76	—	1	—	0.11	—
Deposits in other banks	37,988	45,744	25	32	0.26	0.28

Total interest-earning assets	1,380,576	1,192,761	14,037	12,361	4.06	4.14

Non-earning assets	130,888	116,359

Total assets	$1,511,464	$1,309,120

Deposits:
Demand	$221,700	$189,208	20	15	0.04	0.03
Money market	191,689	167,777	63	51	0.13	0.12
Savings	109,919	88,456	13	10	0.05	0.04
Time	400,532	360,826	1,109	1,044	1.10	1.15
Total deposits	923,840	806,267	1,205	1,120	0.52	0.55

Customer repurchase agreements	45,444	45,725	2	2	0.02	0.02
Other short-term borrowings	57	2,215	—	2	0.35	0.36
Long-term borrowings	37,531	37,406	274	268	2.92	2.87
Total interest-bearing
liabilities	1,006,872	891,613	1,481	1,392	0.58	0.62

Noninterest bearing demand deposits	299,488	238,646
Other liabilities	9,444	6,368
Shareholders' equity	195,660	172,493
Total liabilities and
shareholders' equity	$1,511,464	$1,309,120

Interest rate spread					3.48%	3.52%
Net interest margin					3.64%	3.68%

Net interest income (taxable equivalent basis)			12,556	10,969
Less: Taxable equivalent adjustment			495	509
Net interest income			$12,061	$10,460

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended September 30,
	2015 vs. 2014
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$462	$45	$417
Real estate	1,106	(408)	1,514
Consumer	65	32	33
Total loans	1,633	(331)	1,964
Securities:
Federal agencies	219	111	108
Mortgage-backed	(63)	(56)	(7)
State and municipal	(133)	(105)	(28)
Other securities	26	12	14
Total securities	49	(38)	87
Federal funds sold	1	—	1
Deposits in other banks	(7)	(2)	(5)
Total interest income	1,676	(371)	2,047

Interest expense
Deposits:
Demand	5	2	3
Money market	12	4	8
Savings	3	—	3
Time	65	(46)	111
Total deposits	85	(40)	125
Customer repurchase agreements	—	—	—
Other borrowings	4	18	(14)
Total interest expense	89	(22)	111
Net interest income (taxable equivalent basis)	$1,587	$(349)	$1,936

Nine months ended September 30, 2015 and 2014
Net interest income on a taxable equivalent basis increased $5,490,000 or 16.7%, for the nine months ended September 30, 2015 compared to the same period of 2014.  This change was mostly driven by an increase in average earning assets of $198,951,000 or 16.8%, primarily related to the acquisition of MainStreet.
For the first nine months of 2015, the Company's yield on interest-earning assets was 4.11%, compared to 4.18% for the same period of 2014.  The cost of interest-bearing liabilities was 0.57% compared to 0.64%, mostly related to a nine basis point decline in the cost of time deposits. The interest rate spread was 3.54% compared to 3.54%.  The net interest margin, on a fully taxable equivalent basis, was 3.69% and remained unchanged.
Net interest income for the first nine months of 2015 and 2014 was positively impacted by acquisition related accretion income. For the 2015 period, acquisition related accretion income was $2,506,000 or 6.8% of total net interest income. For the 2014 period, acquisition related accretion income was $2,064,000 or 6.6% of net interest income. The increase was related to the January 2015 acquisition of MainStreet.

Index

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2015 and 2014.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

Index

	Net Interest Income Analysis (in thousands, except rates)
	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2015	2014	2015	2014	2015	2014
Loans:
Commercial	$153,234	$122,441	$5,387	$4,096	4.70%	4.49%
Real estate	807,875	673,745	29,117	25,072	4.81	4.96
Consumer	10,940	4,833	595	261	7.27	7.25
Total loans	972,049	801,019	35,099	29,429	4.82	4.90

Securities:
Federal agencies & GSEs	88,427	73,506	1,000	617	1.51	1.12
Mortgage-backed & CMOs	61,434	62,420	994	1,116	2.16	2.38
State and municipal	185,587	189,311	5,133	5,548	3.69	3.91
Other	15,383	15,483	388	362	3.36	3.12
Total securities	350,831	340,720	7,515	7,643	2.86	2.99

Federal funds sold	6,992	—	6	—	0.11	—
Deposits in other banks	56,842	46,024	123	100	0.29	0.29

Total interest-earning assets	1,386,714	1,187,763	42,743	37,172	4.11	4.18

Non-earning assets	133,521	116,025

Total assets	$1,520,235	$1,303,788

Deposits:
Demand	$223,858	$181,040	60	56	0.04	0.04
Money market	196,693	177,279	195	176	0.13	0.13
Savings	109,008	88,286	39	35	0.05	0.05
Time	406,334	372,253	3,289	3,243	1.08	1.17
Total deposits	935,893	818,858	3,583	3,510	0.51	0.58

Customer repurchase agreements	49,985	41,443	7	5	0.02	0.02
Other short-term borrowings	19	937	—	3	0.35	0.43
Long-term borrowings	37,500	37,385	807	798	2.87	2.85
Total interest-bearing
liabilities	1,023,397	898,623	4,397	4,316	0.57	0.64

Noninterest bearing demand deposits	291,112	227,786
Other liabilities	9,591	5,929
Shareholders' equity	196,135	171,450
Total liabilities and
shareholders' equity	$1,520,235	$1,303,788

Interest rate spread					3.54%	3.54%
Net interest margin					3.69%	3.69%

Net interest income (taxable equivalent basis)			38,346	32,856
Less: Taxable equivalent adjustment			1,525	1,586
Net interest income			$36,821	$31,270

Index

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine Months Ended September 30,
	2015 vs. 2014
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$1,291	$217	$1,074
Real estate	4,045	(811)	4,856
Consumer	334	2	332
Total loans	5,670	(592)	6,262
Securities:
Federal agencies	383	242	141
Mortgage-backed	(122)	(105)	(17)
State and municipal	(415)	(307)	(108)
Other securities	26	28	(2)
Total securities	(128)	(142)	14
Federal funds sold	6	—	6
Deposits in other banks	23	—	23
Total interest income	5,571	(734)	6,305

Interest expense
Deposits:
Demand	4	(8)	12
Money market	19	—	19
Savings	4	(4)	8
Time	46	(239)	285
Total deposits	73	(251)	324
Customer repurchase agreements	2	1	1
Other borrowings	6	23	(17)
Total interest expense	81	(227)	308
Net interest income (taxable equivalent basis)	$5,490	$(507)	$5,997

Index

Noninterest Income, three months ended September 30, 2015 and 2014
For the the quarter ended September 30, 2015, noninterest income increased $74,000 or 2.5% compared to the comparable 2014 quarter. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$1,006	$992	$14	1.4%
Service charges on deposit accounts	521	441	80	18.1%
Other fees and commissions	592	479	113	23.6%
Mortgage banking income	376	342	34	9.9%
Securities gains, net	6	315	(309)	(98.1)%
Other	554	412	142	34.5%
Total noninterest income	$3,055	$2,981	$74	2.5%
Trust income was virtually unchanged for the 2015 quarter compared to the 2014 quarter, mostly related to changes in the equity markets. Trust income was not immediately impacted by the MainStreet acquisition. Service charge income was positively impacted by increases in overdraft and returned check fee income and higher fee income from debit card activity. Both categories were higher based on larger transaction volume. Mortgage banking income was slightly higher in the 2015 quarter, based on greater loan demand volume in existing markets and the impact of the MainStreet acquisition. Securities gains declined significantly in the 2015 quarter. Other income was positively impacted by increased income from Small Business Investment Corporation ("SBIC") investments.

Noninterest Income, nine months ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, noninterest income increased $1,085,000 or 12.9% compared to the comparable 2014 period. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$2,963	$3,131	$(168)	(5.4)%
Service charges on deposit accounts	1,543	1,285	258	20.1%
Other fees and commissions	1,787	1,416	371	26.2%
Mortgage banking income	987	880	107	12.2%
Securities gains, net	553	504	49	9.7%
Other	1,636	1,168	468	40.1%
Total noninterest income	$9,469	$8,384	$1,085	12.9%

Index

Trust income decreased for the 2015 period compared to the 2014 period, mostly related to the 2014 recognition of a one-time estate fee revenue event of approximately $110,000. Trust income was not immediately impacted by the MainStreet acquisition. Service charge income was positively impacted by increases in overdraft and returned check fee income and higher fee income from debit card activity. Both categories were higher based on larger transaction volume. Mortgage banking income was higher in the 2015 period, based on greater loan demand volume in existing markets and the impact of the acquisition. Securities gains also increased moderately, which includes the impact related to the Company's decision to sell municipal bonds located in several states facing potentially serious fiscal issues, notably Illinois and New Jersey. The Company also selectively reduced its municipal bond concentration in Texas, as a result of the decline in the price of oil. Other income was positively impacted by increased income from SBIC investments.

Noninterest Expense, three months ended September 30, 2015 and 2014

For the the three months ended September 30, 2015, noninterest expense increased $561,000 or 6.4%. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest Expense
Salaries	$4,179	$3,714	$465	12.5%
Employee benefits	1,029	799	230	28.8%
Occupancy and equipment	1,094	933	161	17.3%
FDIC assessment	185	157	28	17.8%
Bank franchise tax	220	216	4	1.9%
Core deposit intangible amortization	300	227	73	32.2%
Data processing	366	361	5	1.4%
Software	290	248	42	16.9%
Foreclosed real estate, net	(126)	141	(267)	(189.4)%
Merger related expenses	87	268	(181)	NM
Other	1,764	1,763	1	0.1%
Total noninterest expense	$9,388	$8,827	$561	6.4%
NM - Not Meaningful
Salaries expense increased in the 2015 quarter as compared to 2014 quarter due to the MainStreet acquisition, now the Company's Franklin County region, and normal annual increases. Of the total increase, $220,000 is related to the MainStreet acquisition. Employee benefits were impacted by the acquisition and also increased health care and pension settlement expense. Foreclosed real estate expenses declined during the 2015 quarter due to a gain on the sale of one foreclosed property in the amount of $183,000. Merger related expenses were significantly lower in the 2015 quarter compared to the 2014 quarter. The majority of merger related expenses were paid in the first half of 2015.
The efficiency ratio for the 2015 quarter was 61.25% compared to 64.35% for the 2014 quarter. The efficiency ratio has improved from the 2015 second quarter at 72.75%, which was negatively impacted by the MainStreet related costs. The Company expects continued improvement in this ratio in coming quarters.

Index

Noninterest Expense, nine months ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, noninterest expense increased $5,462,000 or 21.3%. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest Expense
Salaries	$12,634	$10,890	$1,744	16.0%
Employee benefits	3,215	2,621	594	22.7%
Occupancy and equipment	3,290	2,779	511	18.4%
FDIC assessment	565	486	79	16.3%
Bank franchise tax	675	669	6	0.9%
Core deposit intangible amortization	901	888	13	1.5%
Data processing	1,311	1,054	257	24.4%
Software	850	745	105	14.1%
Foreclosed real estate, net	60	148	(88)	(59.5)%
Merger related expenses	1,948	268	1,680	NM
Other	5,628	5,067	561	11.1%
Total noninterest expense	$31,077	$25,615	$5,462	21.3%
NM - Not Meaningful
Salaries expense increased significantly in the 2015 period as compared to the 2014 period. Of the increase, $1,003,000 is directly related to the MainStreet acquisition. The increase in salaries expense represents 31.9% of the total increase in noninterest expense between 2015 and 2014. Employee benefits were impacted by the acquisition and also increased health care and pension settlement expense. Data processing expense increased due to higher transaction volumes, increased usage of the Company's core information management system, and also a delay in the operational conversion for MainStreet from March to May. Nonrecurring MainStreet acquisition related expenses represent 30.8% of the total increase in noninterest expense between 2015 and 2014.

Income Taxes
The effective tax rate for the third quarter of 2015 was 29.5% compared to 31.3% for the third quarter of 2014. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and loans. The decrease in the effective tax rate of 1.8% is related to a higher level of tax exempt municipal loans.
The effective tax rate for the nine month period of 2015 was 28.1% compared to 29.1% for the same period of 2014.

Index

Fair Value Impact to Net Income
The following table presents the impact for the three and nine month periods ended September 30, 2015 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):

			September 30, 2015
	Income Statement Effect	Premium (Discount)/Accretable Yield Balance on December 31, 2014	Three Months Ended	Nine Months Ended	Remaining Premium (Discount)/Accretable Yield Balance
Interest income/(expense):
Loans	Income	$(3,358)	$231	$911	$(2,447)
Accretable portion of loans acquired with deteriorated credit quality	Income	(1,440)	270	733	(2,203)	(1)
FHLB advances	Expense	65	(6)	(17)	48
Junior subordinated debt	Expense	1,862	(25)	(76)	1,786
Net Interest Income			470	1,551

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	(227)	(680)	$1,365
Net non-interest expense			(227)	(680)

Change in pretax income			$243	$871
(1) - Other changes, net in the amount of $(1,496) reflects changes in modeling assumptions, actual events subsequent to prior re-estimation, and reclassifications (to)/from non-accretable difference.
The following table presents the impact for the three and nine month periods ended September 30, 2014 of the accretable and amortizable fair value adjustments attributable to the MidCarolina merger on July 1, 2011 on net interest income and pretax income (dollars in thousands):

			September 30, 2014
	Income Statement Effect	Premium (Discount)/Accretable Yield Balance on December 31, 2013	Three Months Ended	Nine Months Ended	Remaining Premium (Discount)/Accretable Yield Balance
Interest income/(expense):
Loans	Income	$(5,010)	$409	$1,295	$(3,671)
Accretable portion of loans acquired with deteriorated credit quality	Income	(2,046)	186	862	(1,627)	(1)
FHLB advances	Expense	87	(6)	(17)	70
Junior subordinated debt	Expense	1,964	(25)	(76)	1,888
Net Interest Income			564	2,064

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(227)	$(698)	$2,271
Net non-interest expense			(227)	(698)

Change in pretax income			$337	$1,366

Index

(1) - Remaining accretable yield includes reclassifications from non-accretable difference to accretable yield.

The following table presents the impact for the three and nine month periods ended September 30, 2015 of the accretable and amortizable fair value adjustments attributable to the MainStreet merger on January 1, 2015 on net interest income and pretax income (dollars in thousands):

			September 30, 2015
	Income Statement Effect	Premium (Discount)/Accretable Yield Balance on January 1, 2015	Three Months Ended	Nine Months Ended	Remaining Premium (Discount)/Accretable Yield Balance
Interest income/(expense):
Loans	Income	$(1,279)	$(717)	$317	$(962)
Accretable portion of loans acquired with deteriorated credit quality	Income	(7,647)	723	704	(4,858)	(1)
CD valuation	Expense	(288)	72	216	(72)
Brokered CD Valuation	Expense	(2)	—	2	—
Net Interest Income			78	1,239

Non-interest (expense)
Amortization of core deposit intangible	Expense	$1,839	(74)	(221)	1,618
Net non-interest expense			(74)	(221)

Change in pretax income			$4	$1,018
(1) - Other changes, net in the amount of $2,085 reflects changes in modeling assumptions, actual events subsequent to prior re-estimation, reclassifications (to)/from non-accretable difference, and measurement period adjustment changes.
       Generally accepted accounting principles for business combinations require the acquired balance sheet to be valued at fair value at the time of the merger. In the context of acquiring a commercial bank, most of the balance sheet is interest rate sensitive and this can generate significant discounts or premiums to contractual values.  These discounts or premiums will have potentially significant impact to net interest income and to net income.

Index

The table below summarizes the impact of the fair value merger related accounting impact to net interest income and total pretax income of the MidCarolina ("MC") and MainStreet ("MS") acquisitions for the quarter and nine month periods indicated (dollars in thousands):

Three Months Ended September 30,	2015			2014

	MC	MS	Total	MC	MS	Total

Net interest income	$470	$78	$548	$564	—	$564
Core deposit amortization	(227)	(74)	(301)	(227)	—	(227)
Total pretax income	$243	$4	$247	$337	—	$337

Nine Months Ended September 30,	2015			2014

	MC	MS	Total	MC	MS	Total

Net interest income	$1,551	$1,239	$2,790	$2,064	—	$2,064
Core deposit amortization	(680)	(221)	(901)	(698)	—	(698)
Total pretax income	$871	$1,018	$1,889	$1,366	—	$1,366

       The MidCarolina acquisition was effective July 1, 2011.  The MainStreet acquisition was effective January 1, 2015. Management expects that the fair value accounting financial impact of both acquisitions will continue to decline in subsequent quarters.

The accounting standards for business combinations allow up to one year after a merger to refine estimates based on additional relevant information. The fair value impact to net interest income of the MainStreet acquisition was affected during the third quarter of 2015 by a change in accounting estimates. This change involved the reclassification of approximately $17 million in loans from the acquired performing portfolio to acquired impaired portfolio. The impact of this adjustment was a reduction to loan accretion income of $353,000, which was offset by a reduction in goodwill.

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
The available for sale securities portfolio was $358,306,000 at September 30, 2015, compared to $344,716,000 at December 31, 2014, an increase of $13,590,000 or 3.9%.  The Company acquired $18,800,000 in securities in the MainStreet

Index

acquisition. However, the impact of that increase was mitigated by a combination of calls, sales, and maturities in the existing portfolio. At September 30, 2015, the available for sale portfolio had an amortized cost of $349,894,000, resulting in a net unrealized gain of $8,412,000.  At December 31, 2014, the available for sale portfolio had an amortized cost of $335,723,000, resulting in a net unrealized gain of $8,993,000.
The Company is aware of the relatively low, acutely uncertain current interest rate environment and has elected to maintain an investment strategy of purchasing high quality taxable securities of relatively short duration and longer term high quality, tax exempt securities, whose market values are not as volatile in rising rate environments as similarly termed taxable investments. The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategies, and regulatory requirements.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $980,984,000 at September 30, 2015, compared to $840,925,000 at December 31, 2014, an increase of $140,059,000 or 16.7%. Of this increase, $106,166,000 or 75.8% relates directly to the acquisition of MainStreet. The remainder of the increase, $33,893,000, represents 2015 organic growth of 4.0%.
Loans held for sale totaled $2,998,000 at September 30, 2015 and $616,000 at December 31, 2014, an increase of $2,382,000 or 386.7%.  This increase reflects an increased level of mortgage volume compared to year end. Secondary mortgage loan volume was up 16.0% for the nine month period in 2015 compared to the same period last year.
Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Commercial	$164,025	$126,981
Commercial real estate:
Construction and land development	68,692	50,863
Commercial real estate	424,404	391,472
Residential real estate:
Residential	219,415	175,293
Home equity	98,249	91,075
Consumer	6,199	5,241
Total loans	$980,984	$840,925

Provision for Loan Losses
Provision for loan losses was $700,000 for the nine month period ended September 30, 2015, compared to $150,000 for the same period ended September 30, 2014.
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
At September 30, 2015, the ALLL was $12,611,000 compared to $12,427,000 at December 31, 2014. The ALLL as a percentage of total loans was 1.29% and 1.48%, respectively.  The decrease in the allowance as a percentage of loans was significantly impacted by the January 2015 merger with MainStreet. The MainStreet acquired loan portfolio totaled

Index

$122,500,000 at January 1, 2015. The acquired loan portfolio from MainStreet was marked to fair value and no allowance for loan losses was included in the merger transaction.
As part of the Company's methodology to evaluate the adequacy of its ALLL, the Company computes its ASC 450 loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually or smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. The FASB ASC 450 loan loss reserve balance is the total ALLL reduced by allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.47% at September 30, 2015, compared to 1.55% at December 31, 2014. On a dollar basis, the reserve was $12,106,000 at September 30, 2015, compared to $11,716,000 at December 31, 2014. The percentage of the reserve to total loans has declined due to improving local economic conditions and reductions in specific reserves. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.77% at September 30, 2015, compared to 3.64% at December 31, 2014. On a dollar basis, the reserve was $34,000 at September 30, 2015, compared to $165,000 at December 31, 2014. The decrease in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $188,000 over December 31, 2014. Newly evaluated impaired loans did not have an impact on the overall impairment allowance.

Index

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $472,000 at September 30, 2015 compared to $546,000 at December 31, 2014. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for loan loss provision. The decrease in this impairment for the current period is related to the recasting of expected cash flows during the third quarter, which utilized lifetime default probabilities and loss given default estimates. This recast also incorporated an upward migration in risk grades for loans in the acquired portfolio. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$12,427	$12,600

Charge-offs:
Construction and land development	20	—
Commercial real estate	466	510
Residential real estate	15	121
Home equity	43	137
Total real estate	544	768
Commercial and industrial	164	101
Consumer	175	95
Total charge-offs	883	964

Recoveries:
Construction and land development	75	28
Commercial real estate	39	38
Residential real estate	108	126
Home equity	14	65
Total real estate	236	257
Commercial and industrial	26	51
Consumer	105	83
Total recoveries	367	391

Net charge-offs	516	573
Provision for loan losses	700	400
Balance at end of period	$12,611	$12,427

Index

Asset Quality Indicators

The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2015	December 31, 2014
Allowance to loans	1.29%	1.48%
ASC 450 (FAS 5) ALLL	1.49	1.55
Net charge-offs (recoveries) to allowance (1)	5.46	4.61
Net charge-offs (recoveries) to average loans (1)	0.07	0.07
Nonperforming assets to total assets	0.44	0.46
Nonperforming loans to loans	0.55	0.49
Provision to net charge-offs (recoveries) (1)	135.66	69.81
Provision to average loans (1)	0.07	0.05
Allowance to nonperforming loans	235.28	302.21
(1) - annualized.
The allowance to loans and the allowance to nonperforming loans were negatively impacted by the acquisition of $115,050,000 (net of discount) in acquired loans from the January 2015 MainStreet acquisition. These loans were marked to fair value at the merger date and their related allowance for loan loss was eliminated.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.55% at September 30, 2015 and 0.49% at December 31, 2014.
Nonperforming assets include nonperforming loans and other real estate owned ("OREO").  Nonperforming assets represented 0.44% of total assets at September 30, 2015, down from 0.46% at December 31, 2014.  This decrease was related to the decrease in OREO, offset by an increase in nonperforming loans.
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
The $5,359,000 in nonaccrual loans shown on the following table includes: $2,031,000 in impaired loans individually evaluated for impairment; $1,141,000 in nonaccrual loan pools of smaller balance, homogenous loans, which were collectively evaluated for impairment (based on their collateral position and an improving payment history that still warrants nonaccrual status under internal policy guidelines, these loans were considered to have no dollar impairment); and $2,187,000 in loans with deteriorated credit quality acquired from the MainStreet and MidCarolina mergers.

Index

The following table presents the Company's nonperforming assets as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Nonperforming Assets
	September 30, 2015	December 31, 2014
Nonaccrual loans:
Real estate	$5,242	$4,111
Commercial	103	—
Consumer	14	1
Total nonaccrual loans	5,359	4,112

Loans past due 90 days
and accruing interest:	—	—

Total nonperforming loans	5,359	4,112

Other real estate owned	1,333	2,119

Total nonperforming assets	$6,692	$6,231
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Impaired Loans
	September 30, 2015	December 31, 2014
Accruing	$1,177	$989
Nonaccruing	3,172	3,548
Total impaired loans	$4,349	$4,537
Total impaired loans decreased $188,000 or 4.1% during the nine months of 2015.
Included in the impaired loan totals were $2,130,000 in troubled debt restructured loans at September 30, 2015 and $2,862,000 at December 31, 2014.
The accruing loans in the table above at September 30, 2015 are performing impaired loans due to troubled debt restructurings. The specific reserve related to these loans is primarily due to the differential in the pre-modification and post-modification interest rate on the restructured loans.

Index

Other Real Estate Owned
Other real estate owned was $1,333,000 and $2,119,000 as of September 30, 2015 and December 31, 2014, respectively. Other real estate owned is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Other Real Estate Owned
	September 30, 2015	December 31, 2014
Construction and land development	$924	$1,577
1-4 family residential	131	382
Commercial real estate	278	160
	$1,333	$2,119

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,226,521,000 at September 30, 2015 compared to $1,075,837,000 at December 31, 2014, an increase of $150,684,000 or 14.0%. Of the increase, $121,995,000 or 81.0% was directly related to the MainStreet merger.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter of 2015 was 0.52%, down from 0.55% for the third quarter of 2014.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $196,451,000 at September 30, 2015 compared to $173,780,000 at December 31, 2014, an increase of $22,671,000 or 13.0%.  In connection with the MainStreet merger, the Company issued 825,586 shares of common stock with a market value at January 1, 2015 of $20,483,000, accounting for 90.3% of the change in equity.
The Company paid cash dividends of $0.69 per share during the first nine months of 2015 while the aggregate basic and diluted earnings per share for the same period was $1.20 per share.
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

Index

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2015 and December 31, 2014. Management believes, as of September 30, 2015, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2015		Percentage At December 31, 2014
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	13.06	15.06	—	—
Tier 1 capital ratio	15.50	15.06	16.59	15.23
Total capital ratio	16.65	16.19	17.86	16.48

Leverage Capital Ratios:

Tier 1 leverage ratio	12.03	11.69	12.16	11.15
Stock Repurchase Plan

In years prior to 2014 the Company had, in the normal course of business, operated stock repurchase programs. Authority to repurchase shares under these programs had been expired for some time. On April 17, 2014, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 250,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3% of the 7,900,000 shares then outstanding at the time the Board approved the program.

In the nine month period ended September 30, 2015, the Company repurchased 121,636 shares at an average cost of $23.09 per share, for a total cost of $2,808,000. During the same period in 2014, the Company repurchased 69,784 shares at an average cost of $21.49 per share, for a total cost of $1,508,000.

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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2015, principal advance obligations to the FHLB consisted of $9,952,000 in fixed-rate, long-term advances compared to $9,935,000 in fixed-rate, long term advances at December 31, 2014.  The Company also had outstanding $70,700,000 in letters of credit at September 30, 2015 and at December 31, 2014. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Index

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at September 30, 2015.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2015 and December 31, 2014, were $24,013,000 and $22,255,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at September 30, 2015 and at December 31, 2014 were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$263,972	$190,413
Standby letters of credit	4,313	3,333
Mortgage loan rate-lock commitments	9,344	3,372
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2015 is asset sensitive.  Management has no expectation that market interest rates will materially decline in the near term, given the prevailing economy and apparent policy of the Board of Governors of the Federal Reserve System.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of September 30, 2015 assuming instantaneous rate shocks, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates (dollars in thousands):

Estimated Changes in Net Interest Income
	September 30, 2015
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$7,505	15.1%
Up 3.00%	5,689	11.5%
Up 2.00%	3,777	7.6%
Up 1.00%	1,832	3.7%
Flat	—	—
Down 0.25%	(568)	(1.1)%
Down 0.50%	(1,278)	(2.6)%

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

Index

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2015 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	September 30, 2015
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$278,570	$57,859	26.2%
Up 3.00%	274,785	54,074	24.5%
Up 2.00%	266,082	45,371	20.6%
Up 1.00%	249,048	28,337	12.8%
Flat	220,711	—	—%
Down 0.25%	210,929	(9,782)	(4.4)%
Down 0.50%	200,434	(20,277)	(9.2)%
Increases in interest rates over the past three quarters have had a negative impact on the economic value of the Company's assets. However, this has been more than offset by the positive impact the rate increases have had on the economic value of the Company's liabilities.
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2015.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Shares of the Company's common stock were repurchased during the three months ended September 30, 2015, as detailed below.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 58,180 shares of the Company's common stock as of September 30, 2015.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

July 31, 2015	4,594	$23.67	4,594	123,240
August 31, 2015	41,967	23.43	41,967	81,273
September 30, 2015	23,093	23.42	23,093	58,180
Total	69,654	$23.44	69,654

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015, December 31, 2014, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
Date - November 9, 2015	President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Date - November 9, 2015	Chief Financial Officer