Form 10-K
period 2015-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2016-03-15
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐  No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015, based on the closing price, was $190,436,023.
The number of shares of the registrant's common stock outstanding on March 7, 2016 was 8,610,721.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 17, 2016, are incorporated by reference in Part III of this report.

_______________________________
*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees - The Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders.
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Public Accountants" in the Registrant's Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;

•	The ability to retain key personnel;

•	The failure of assumptions underlying the allowance for loan losses; and

•	Risks associated with mergers, acquisitions, and other expansion activities.
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
On July 1, 2011, the Company completed its acquisition of MidCarolina Financial Corporation ("MidCarolina") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina.  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.
On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet.  Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A. ("Franklin Bank"), MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.
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
MainStreet was the holding company for Franklin Bank.  Immediately prior to the Company's acquisition of MainStreet on January 1, 2015, MainStreet had total net loans of approximately $122,000,000, total assets of approximately $164,000,000, and total deposits of approximately $137,000,000. Franklin Bank provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.

As of December 31, 2015, the operations of the Company are conducted at twenty-five banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-three Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."
The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company’s operating segments, refer to “Note 21 - Segment and Related Information” of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Competition and Markets
Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.
The Company has the largest deposit market share in the City of Danville, Virginia.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 32.8% at June 30, 2015, based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia.  The Company had a deposit market share in Pittsylvania County of 21.1% at June 30, 2015, based on FDIC data.
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
The Company's market areas in North Carolina are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 13.6% at June 30, 2015, based on FDIC data, which was the second largest of any FDIC-insured institution.
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
A summary of certain provisions of the Dodd-Frank Act is set forth below:
Increased Capital Standards.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. See "Capital Requirements" below.  Among other things, the Dodd-Frank Act provides for newer and stronger standards.
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
The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Reform Act and the Dodd-Frank Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits of at least 1.35%. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. On February 27, 2009, the FDIC introduced three possible adjustments to an institution's initial base assessment rate: (i) a decrease of up to five basis points for long-term unsecured debt, including senior unsecured debt (other than debt guaranteed under the Temporary Liquidity Guarantee Program) and subordinated debt and, for small institutions, a portion of Tier 1 capital; (ii) an increase not to exceed 50% of an institution's assessment rate before the increase for secured liabilities in excess of 25% of domestic deposits; and (iii) for non-Risk Category I institutions, an increase not to exceed 10 basis points for brokered deposits in excess of 10% of domestic deposits.  In 2015 and 2014, the Company paid only the base assessment rate for "well capitalized" institutions, which totaled $750,000 and $647,000, respectively, in regular deposit insurance assessments.
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
Capital Requirements
The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies that were effective through December 31, 2015, American National Bankshares Inc. and American National Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.
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
Effective January 1, 2015, the final rules required the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement).  These are the initial capital requirements, which will be phased in over a four-year period.  When fully phased in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Tier 1 and total capital to risk-weighted asset ratios of the Company were 15.23% and 16.34%, respectively, as of December 31, 2015, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio of the Company was 12.88% and the Bank was 14.58% as of December 31, 2015. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 14.58% and 15.67%, respectively, as of December 31, 2015 also exceeding the minimum requirements.
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
With respect to the Bank, the rules also revised the "prompt corrective action" regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized.  These new thresholds were effective for the Bank as of January 1, 2015.  The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.
The new capital requirements also included changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.
Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.
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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2015 and 2014, the Company met the requirements for being classified as "well capitalized."
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
The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it responsibility for implementing, examining, and enforcing compliance with federal consumer protection laws. The CFPB focuses on (i) risks to consumers and compliance with the federal consumer financial laws, (ii) the markets in which firms operate and risks to consumers posed by activities in those markets, (iii) depository institutions that offer a wide variety of consumer financial products and services, and (iv) non-depository companies that offer one or more consumer financial products or services. The CFPB has broad rule making authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit "unfair, deceptive or abusive" acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer's ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer's (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer's interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction.
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
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2015, the Company had not been made aware of any instances of non-compliance with the final guidance.
Volcker Rule
The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The Volcker Rule, which became effective in July 2015, does not significantly impact the operations of the Company or the Bank, as they do not have any significant engagement in the businesses prohibited by the Volcker Rule.
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

Cybersecurity
In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.
Effect of Governmental Monetary Policies
The Company's operations are affected not only by general economic conditions, but also by the policies of various regulatory authorities.  In particular, the FRB regulates money and credit conditions and interest rates to influence general economic conditions.  These policies have a significant impact on overall growth and distribution of loans, investments and deposits; they affect interest rates charged on loans or paid for time and savings deposits.  FRB monetary policies have had a significant effect on the operating results of commercial banks, including the Company, in the past and are expected to do so in the future.  As a result, it is difficult for the Company to predict the potential effects of possible changes in monetary policies upon its future operating results.
Employees
At December 31, 2015, the Company employed 303 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.
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

Executive Officers of the Company
The following table lists, as of December 31, 2015, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	55
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

William W. Traynham	60
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since January 2015. Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009.

H. Gregg Strader	57
Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2010 to June 2013.

R. Helm Dobbins	64	Executive Vice President and Chief Credit Officer of the Company since January 2015. Executive Vice President and Chief Credit Officer of the Bank since 2005.
Dabney T.P. Gilliam, Jr.	61	Executive Vice President and Chief Administrative Officer of the Company since January 2015. Executive Vice President and Chief Administrative Officer of the Bank since 2008.
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
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2015, the Company had approximately $1.0 billion in loans, of which approximately $822.0 million (81.8%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.
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
The CFPB has broad rule making authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate "qualified mortgages" that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company's ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company's profitability.
Changes in accounting standards could impact reported earnings.
From time to time, with increasing frequency, there are changes in the financial accounting and reporting standards that govern the preparation of the Company's financial statements.  These changes can materially impact how the Company records and reports its financial condition and results of operations.  In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
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
When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $43.9 million at December 31, 2015.
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
Multiple major U.S. retailers, financial institutions, government agencies and departments have recently experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of individuals and customers. Retailer incursions affect cards issued and deposit accounts maintained by many financial institutions, including the Bank. Although neither the Company's nor the Bank's systems are breached in government or retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company's nor the Bank's control include internet service providers, electronic mail portal providers, social media portals, distant-server ("cloud") service providers, electronic data security providers, telecommunications companies, and smart phone manufacturers.
The Company’s risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include, but are not limited to: interest-rate, credit, liquidity, operations, reputation, compliance and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the Company’s results of operations and financial condition may be adversely affected.

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
Consumers may increasingly decide not to use the Bank to complete their financial transactions because of technological and other changes, which would have a material adverse impact on the Company's financial condition and operations.
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
Negative perception of the Company through social media may adversely affect the Company’s reputation and business.
The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether true or untrue, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.
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

Economic and other conditions may cause volatility in the price of the Company’s common stock.
In the current economic environment, the prices of publicly traded stocks in the financial services sector have been volatile. However, even in a more stable economic environment the price of the Company’s common stock can be affected by a variety of factors such as expected or actual results of operations, changes in analysts’ recommendations or projections, announcements of developments related to its businesses, operating and stock performance of other companies deemed to be peers, news or expectations based on the performance of others in the financial services industry, and expected impacts of a changing regulatory environment. These factors not only impact the price of the Company’s common stock but could also affect the liquidity of the stock given the Company’s size, geographical footprint, and industry. The price for shares of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or market volatility in the future could adversely affect the price for shares of the Company’s common stock, and the current market price of such shares may not be indicative of future market prices.
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
ITEM 2 – PROPERTIES
As of December 31, 2015, the Company maintained twenty-five banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville and Lynchburg, and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Nelson and Pittsylvania.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Greensboro, Mebane and Graham and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.
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
The Company owns fourteen other offices for a total of eighteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-three ATMs on owned or leased facilities.  The Company leases seven office locations and two storage warehouses.  The Company occupies space rent-free for its limited service office in the Village of Brookwood Retirement Center under an agreement with the owners of that facility.
ITEM 3 – LEGAL PROCEEDINGS
In the ordinary course of operations, the Company and the Bank are parties to various legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the business, financial condition, or results of operations of the Company.
ITEM 4 – MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "AMNB." At December 31, 2015, the Company had 3,235 shareholders of record. The following table presents the high and low sales prices for the Company's common stock and dividends declared for the past two years.

	Sales Price		Dividends Declared
2015	High	Low	Per Share

1st quarter	$24.72	$21.31	$0.23
2nd quarter	24.31	21.68	0.23
3rd quarter	24.28	21.88	0.23
4th quarter	26.42	23.02	0.24
			$0.93

	Sales Price		Dividends Declared
2014	High	Low	Per Share

1st quarter	$26.08	$21.54	$0.23
2nd quarter	24.06	20.65	0.23
3rd quarter	23.53	20.90	0.23
4th quarter	25.00	21.69	0.23
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
The following table summarizes information, as of December 31, 2015, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2015
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans
Equity compensation plans approved by shareholders	67,871	$24.47	131,096
Equity compensation plans not approved by shareholders	—	—	—
Total	67,871	$24.47	131,096

Stock Repurchase Program
In years prior to 2014 the Company had, in the normal course of business, operated certain stock repurchase programs. Authority to repurchase shares under these programs had been expired for some time.

On April 17, 2014, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorized the repurchase of up to 250,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3% of the 7,900,000 shares then outstanding at the time the Board approved the program.
During 2015, the Company repurchased 150,656 shares at an average cost of $23.27 per share, for a total cost of $3,506,000. In 2014, the Company repurchased 70,184 shares at an average cost of $21.45 per share, for a total cost of $1,508,000.
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of another stock repurchase program. The plan authorizes the repurchase of up to 300,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3.5% of the 8,622,000 shares then outstanding at the time the Board approved the program.
Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2015.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2010.  The indexes are the NASDAQ Composite Index; the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
American National Bankshares Inc.	$100.00	$86.84	$93.91	$127.22	$125.23	$134.47
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39

ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information and ratios)
	December 31,
	2015	2014	2013	2012	2011
Results of Operations:
Interest income	$55,169	$47,455	$52,956	$57,806	$49,187
Interest expense	5,904	5,730	6,583	8,141	8,780
Net interest income	49,265	41,725	46,373	49,665	40,407
Provision for loan losses	950	400	294	2,133	3,170
Noninterest income	13,287	11,176	10,827	11,410	9,244
Noninterest expense	40,543	34,558	35,105	36,643	30,000
Income before income tax provision	21,059	17,943	21,801	22,299	16,481
Income tax provision	6,020	5,202	6,054	6,293	4,910
Net income	$15,039	$12,741	$15,747	$16,006	$11,571

Financial Condition:
Assets	$1,547,599	$1,346,492	$1,307,512	$1,283,687	$1,304,706
Loans, net of unearned income	1,005,525	840,925	794,671	788,705	824,758
Securities	345,661	349,250	351,013	340,533	339,385
Deposits	1,262,660	1,075,837	1,057,675	1,027,667	1,058,754
Shareholders' equity	197,835	173,780	167,551	163,246	152,829
Shareholders' equity, tangible	151,280	132,692	125,349	119,543	107,335

Per Share Information:
Earnings per share, basic	$1.73	$1.62	$2.00	$2.04	$1.64
Earnings per share, diluted	1.73	1.62	2.00	2.04	1.64
Cash dividends paid	0.93	0.92	0.92	0.92	0.92
Book value	22.95	22.07	21.23	20.80	19.58
Book value, tangible	17.55	16.86	15.89	15.23	13.75

Weighted average common shares outstanding, basic	8,680,502	7,867,198	7,872,870	7,834,351	6,982,524
Weighted average common shares outstanding, diluted	8,688,450	7,877,576	7,884,561	7,845,652	6,989,877

Selected Ratios:
Return on average assets	0.99%	0.97%	1.20%	1.23%	1.07%
Return on average equity (1)	7.65%	7.40%	9.52%	10.08%	8.88%
Return on average tangible equity (2)	10.62%	10.31%	13.75%	15.25%	12.97%
Dividend payout ratio	53.60%	56.80%	46.03%	45.06%	55.50%
Efficiency ratio (3)	63.81%	63.41%	57.57%	58.23%	58.48%
Net interest margin	3.69%	3.66%	4.10%	4.44%	4.35%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.25%	1.48%	1.59%	1.54%	1.28%
Allowance for loan losses to period end non-performing loans	242.09%	302.21%	248.47%	227.95%	76.76%
Non-performing assets to total assets	0.48%	0.46%	0.65%	0.90%	1.46%
Net charge-offs to average loans	0.08%	0.07%	(0.02)%	0.07%	0.16%

Capital Ratios:
Total risk-based capital ratio	16.34%	17.86%	18.14%	17.00%	15.55%
Common equity tier 1 capital ratio	12.88%	n/a	n/a	n/a	n/a
Tier 1 capital ratio	15.23%	16.59%	16.88%	15.75%	14.36%
Tier 1 leverage ratio	12.05%	12.16%	11.81%	11.27%	10.32%
Tangible equity to tangible assets ratio (4)	10.08%	10.00%	9.91%	9.64%	8.52%

(1)	Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2)
Return on average tangible common equity is calculated by dividing net income available to common shareholders plus amortization of intangibles tax effected by average common equity less average intangibles.

(3)
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned by net interest income including tax equivalent income on nontaxable loans and securities and excluding (a) gains or losses on securities and (b) gains or losses on sale of premises and equipment.

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
The Company uses certain practices to manage its credit risk.  These practices include (1) appropriate lending limits for loan officers, (2) a loan approval process, (3) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (4) regular monitoring of the portfolio, including diversification by type and geography, (5) review of loans by the Loan Review department, which operates independently of loan production (the Loan Review function consists of a co-sourced arrangement using both internal personnel and external vendors to provide the Company with a more robust review function of the loan portfolio ), (6) regular meetings of the Credit Committee to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (7) regular meetings of the Asset Quality Committee which reviews the status of individual loans.
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
Acquisition-related costs are costs the Company incurs to effect a business combination. Those costs include advisory, legal, accounting, valuation, and other professional or consulting fees. Some other examples of costs to the Company include systems conversions, integration planning, consultants, and advertising costs. The Company will account for acquisition-related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. These acquisition-related costs have been and will be included within the Consolidated Statements of Income classified within the noninterest expense caption.
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

Goodwill Impairment
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2015, 2014, and 2013.
NON-GAAP PRESENTATIONS
Non-GAAP presentations are provided because the Company believes these may be valuable to investors. These include (1) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net interest income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina in July 2011 and MainStreet in January 2015.
INTERNET ACCESS TO CORPORATE DOCUMENTS
The Company provides access to its SEC filings through a link on the Investor Relations page of the Company's website at www.amnb.com. Reports available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company's website is not incorporated into this report or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ACQUISITION OF MAINSTREET BANKSHARES, INC.
On January 1, 2015, the Company completed its acquisition of MainStreet. The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet.  Immediately after the merger of MainStreet into the Company, Franklin Bank, MainStreet's wholly-owned bank subsidiary, merged with and into the Bank.
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
MainStreet was the holding company for Franklin Bank.  Immediately prior to the Company's acquisition of MainStreet on January 1, 2015, MainStreet had net loans of approximately $122,000,000, total assets of approximately $164,000,000, and total deposits of approximately $137,000,000. Franklin Community Bank, N.A. provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.
RESULTS OF OPERATIONS
Net Income
Net income for 2015 was $15,039,000 compared to $12,741,000 for 2014, an increase of $2,298,000 or 18.0%. Basic and diluted earnings per share were $1.73 for 2015 compared to $1.62 for 2014. This net income produced for 2015 a return on average assets of 0.99%, a return on average equity of 7.65%, and a return on average tangible equity of 10.62%.
Net income for 2014 was $12,741,000 compared to $15,747,000 for 2013, a decrease of $3,006,000 or 19.1%. Basic and diluted earnings per share were $1.62 for 2014 compared to $2.00 for 2013. This net income produced for 2014 a return on average assets of 0.97%, a return on average equity of 7.40%, and a return on average tangible equity of 10.31%.
Earnings for 2015, 2014, and 2013 were favorably impacted by the 2011 acquisition of MidCarolina and the 2015 acquisition of MainStreet. The financial impact of the mergers was mostly manifested in a significant increase in earning assets.

Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The 2011 acquisition of MidCarolina impacted net interest income positively for 2015 and 2014, through increased earning assets. The 2015 acquisition of MainStreet impacted net interest income positively for 2015, through increased earning assets
The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 35% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis.  Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities.  All references in this section relate to average yields and rates and average asset and liability balances during the periods discussed.
Net interest income on a taxable equivalent basis increased $7,466,000 or 17.0% in 2015 from 2014, following a $4,819,000 or 9.9% decrease in 2014 from 2013.  The increase in net interest income in 2015 was primarily due to increased volumes of earning assets and accretion income related to the MainStreet acquired loan portfolio, and accounted for $6,430,000 or 86% of the total increase.
Yields on loans were 4.81% in 2015 compared to 4.88% in 2014.   Cost of funds was 0.58% in 2015 compared to 0.64% in 2014. Between 2015 and 2014, deposit rates for demand, money market, and savings accounts remained basically stable while time deposit rates decreased to 1.09% from 1.17%.  Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.69% for 2015, 3.66% for 2014, and 4.10% for 2013.
During 2008, the Federal Open Market Committee ("FOMC") of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it has remained, unchanged, through mid December 2015. On December 17, 2015, the FOMC raised the target federal funds rate from 0.25% to 0.50%. The increase in rates is expected to have a nominal positive impact on net interest income. Given recent economic and geopolitical events in early 2016, it is uncertain if there will be further rate increases in the near term.
Net interest income on a taxable equivalent basis decreased $4,819,000 or 9.9% in 2014 from 2013, following a $3,357,000 or 6.5% decrease in 2013 from 2012.  The decrease in net interest income in 2014 was primarily due to lower accretion income related to the MidCarolina acquired loan portfolio, which accounted for $4,721,000 or 97.9% of the decrease. Excluding the change in accretion income, declines in yields on earnings assets were almost offset by decreased cost of interest bearing liabilities.
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

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Loans:
Commercial	$156,646	$122,434	$125,283	$6,893	$5,436	$6,082	4.40%	4.44%	4.85%
Real estate	809,545	677,633	663,224	39,362	33,508	38,425	4.86	4.94	5.79
Consumer	9,669	4,792	5,847	730	354	403	7.55	7.39	6.89
Total loans	975,860	804,859	794,354	46,985	39,298	44,910	4.81	4.88	5.65

Securities:
Federal agencies and GSEs	88,384	74,390	55,435	1,364	852	532	1.54	1.15	0.96
Mortgage-backed and CMOs	61,741	61,377	74,909	1,346	1,453	1,442	2.18	2.37	1.93
State and municipal	183,208	187,595	193,254	6,746	7,307	7,750	3.68	3.90	4.01
Other	15,783	15,106	15,007	532	477	430	3.37	3.16	2.87
Total securities	349,116	338,468	338,605	9,988	10,089	10,154	2.86	2.98	3.00

Federal funds sold	5,230	—	—	6	—	—	0.11	—	—
Deposits in other banks	61,280	52,768	53,857	204	156	151	0.33	0.30	0.28
Total interest earning assets	1,391,486	1,196,095	1,186,816	57,183	49,543	55,215	4.11	4.14	4.65

Nonearning assets	132,280	116,377	120,338

Total assets	$1,523,766	$1,312,472	$1,307,154

Deposits:
Demand	$223,825	$183,994	$161,602	82	71	111	0.04	0.04	0.07
Money market	196,828	177,046	178,235	260	232	338	0.13	0.13	0.19
Savings	109,697	88,629	84,162	53	47	71	0.05	0.05	0.08
Time	404,366	368,712	405,213	4,416	4,304	4,940	1.09	1.17	1.22
Total deposits	934,716	818,381	829,212	4,811	4,654	5,460	0.51	0.57	0.66

Customer repurchase agreements	48,105	43,724	47,816	9	7	40	0.02	0.02	0.08
Other short-term borrowings	14	701	1	—	2	—	0.36	0.29	0.40
Long-term borrowings	37,515	37,398	37,437	1,084	1,067	1,083	2.89	2.85	2.89
Total interest bearing liabilities	1,020,350	900,204	914,466	5,904	5,730	6,583	0.58	0.64	0.72

Noninterest bearing demand deposits	297,483	234,149	220,980
Other liabilities	9,415	5,912	6,370
Shareholders' equity	196,518	172,207	165,338
Total liabilities and shareholders' equity	$1,523,766	$1,312,472	$1,307,154

Interest rate spread							3.53%	3.50%	3.93%
Net interest margin							3.69%	3.66%	4.10%

Net interest income (taxable equivalent basis)				51,279	43,813	48,632
Less: Taxable equivalent adjustment				2,014	2,088	2,259
Net interest income				$49,265	$41,725	$46,373

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
Changes in Net Interest Income (Rate / Volume Analysis)

	2015 vs. 2014			2014 vs. 2013
	Increase	Change Attributable to		Increase	Change Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$1,457	$(49)	$1,506	$(646)	$(510)	$(136)
Real estate	5,854	(568)	6,422	(4,917)	(5,736)	819
Consumer	376	8	368	(49)	27	(76)
Total loans	7,687	(609)	8,296	(5,612)	(6,219)	607
Securities:
Federal agencies and GSEs	512	332	180	320	116	204
Mortgage-backed and CMOs	(107)	(116)	9	11	298	(287)
State and municipal	(561)	(393)	(168)	(443)	(219)	(224)
Other securities	55	33	22	47	44	3
Total securities	(101)	(144)	43	(65)	239	(304)
Federal funds sold	6	6	—	—	—	—
Deposits in other banks	48	21	27	5	8	(3)
Total interest income	7,640	(726)	8,366	(5,672)	(5,972)	300

Interest expense
Deposits:
Demand	11	(4)	15	(40)	(54)	14
Money market	28	2	26	(106)	(104)	(2)
Savings	6	(4)	10	(24)	(28)	4
Time	112	(288)	400	(636)	(204)	(432)
Total deposits	157	(294)	451	(806)	(390)	(416)
Customer repurchase agreements	2	1	1	(33)	(30)	(3)
Other borrowings	15	31	(16)	(14)	(33)	19
Total interest expense	174	(262)	436	(853)	(453)	(400)
Net interest income	$7,466	$(464)	$7,930	$(4,819)	$(5,519)	$700
Noninterest Income
For the year ended December 31, 2015, noninterest income increased $2,111,000 or 18.9% compared to the year ended December 31, 2014. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table on the following page.

	Years Ended December 31,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$3,935	$4,196	$(261)	(6.2)%
Service charges on deposit accounts	2,066	1,735	331	19.1
Other fees and commissions	2,377	1,903	474	24.9
Mortgage banking income	1,320	1,126	194	17.2
Securities gains, net	867	505	362	71.7
Brokerage fees	946	643	303	47.1
Income from Small Business Investment Companies	912	176	736	80.7
Other	2,722	1,711	1,011	59.1
Total noninterest income	$15,145	$11,995	$3,150	26.3%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust income decreased for 2015 compared to 2014, largely related to the 2014 recognition of a one-time estate fee revenue of approximately $110,000. Trust income was not immediately impacted by the MainStreet acquisition. Service charge income was positively impacted by increases in overdraft and returned check fee income and higher fee income from debit card activity. These categories were higher based on larger transaction volume. Mortgage banking income was higher in 2015 based on greater loan demand volume in existing markets and the impact of the MainStreet acquisition. Secondary market mortgage loan volume for 2015 was $59,030,000 compared to $49,565,000 for 2014. Securities gains also increased, which related to the Company's decision to reduce its exposure to states with unusually large unfunded pension obligations and states sensitive to the large decline in the price of oil, notably Texas. Other income was positively impacted by increased income from Small Business Investment Company ("SBIC") investments. Approximately $735,000 or 72.7% of the increase in this category was directly related to SBIC income, which is volatile and difficult to predict.

	Years Ended December 31,
	(Dollars in thousands)
	2014	2013	$ Change	% Change
Noninterest income:
Trust fees	$4,196	$3,689	$507	13.7%
Service charges on deposit accounts	1,735	1,750	(15)	(0.9)
Other fees and commissions	1,903	1,864	39	2.1
Mortgage banking income	1,126	2,008	(882)	(43.9)
Securities gains, net	505	192	313	163.0
Brokerage fees	643	469	174	37.1
Income from Small Business Investment Companies	176	12	164	1,366.7
Other	1,711	1,324	387	29.2
Total noninterest income	$11,995	$11,308	$687	6.1%
A substantial portion of trust fees are earned based on account market values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust income increased for 2014 compared to 2013. The size of the increase was negatively impacted by a $330,000 refund, paid in the first quarter of 2013, related to a long running error in a trust agreement. Mortgage banking income decreased in 2014 from 2013 due to increases in mortgage interest rates, which slowed demand for mortgage loan refinancing and, accordingly, reduced volume and income. Also contributing to the decline in demand in 2014, was that most credit worthy customers who desired a mortgage refinance had taken advantage of the low interest rates in prior years. Secondary market mortgage loan volume for 2014 was $49,565,000 compared to $79,392,000 for 2013. Securities gains increased in 2014 from 2013 as a result of the Company selling bonds consistent with the ongoing asset liability and liquidity objectives. Most of these sales were related to issuers located in states with which management had some significant credit or economic concerns. The increase in other income in 2014 compared to 2013 was primarily attributable to brokerage income, which was up $174,000 and income from an equity investment in a SBIC, which was up $164,000. Income from the SBIC investment is erratic and unpredictable.

Noninterest Expense
For the year ended December 31, 2015, noninterest expense increased $5,985,000 or 17.3% as compared to the year ended December 31, 2014. Unless otherwise noted, these increases are primarily related to the January 2015 acquisition of MainStreet. Details of individual accounts are shown in the table below.

	Years Ended December 31,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest Expense:
Salaries	$16,554	$14,688	$1,866	12.7%
Employee benefits	4,311	2,988	1,323	44.3
Occupancy and equipment	4,425	3,727	698	18.7
FDIC assessment	750	647	103	15.9
Bank franchise tax	898	901	(3)	NM
Core deposit intangible amortization	1,201	1,114	87	7.8
Data processing	1,725	1,448	277	19.1
Software	1,158	1,019	139	13.6
Other real estate owned, net	99	240	(141)	(58.8)
Merger related expenses	1,998	780	1,218	156.2
Other	7,424	7,006	418	6.0
Total noninterest expense	$40,543	$34,558	$5,985	17.3%
NM- Not meaningful
Salaries expense increased significantly in 2015 compared to 2014 primarily related to the MainStreet acquisition. The increase in salaries expense represents 31.2% of the total increase in noninterest expense between 2015 and 2014. Total full time equivalent employees increased to 303 in 2015 from 284 in 2014. Employee benefits were impacted by the acquisition and also increased health care and pension settlement expense. Data processing expense increased due to higher transaction volumes, increased usage of the Company's core information management system, and also a delay in the operational conversion for MainStreet from March to May 2015. Other real estate owned expense includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. It is inherently volatile from period to period. Nonrecurring MainStreet acquisition related expenses represent 20.4% of the total increase in noninterest expense between 2015 and 2014.

	Years Ended December 31,
	(Dollars in thousands)
	2014	2013	$ Change	% Change
Noninterest Expense:
Salaries	$14,688	$14,059	$629	4.5%
Employee benefits	2,988	3,848	(860)	(22.3)
Occupancy and equipment	3,727	3,614	113	3.1
FDIC assessment	647	647	—	—
Bank franchise tax	901	745	156	20.9
Core deposit intangible amortization	1,114	1,501	(387)	(25.8)
Data processing	1,448	1,248	200	16.0
Software	1,019	923	96	10.4
Other real estate owned, net	240	1,523	(1,283)	(84.2)
Merger related expenses	780	—	780	NM
Other	7,006	6,997	9	0.1
Total noninterest expense	$34,558	$35,105	$(547)	(1.6)%
NM - Not meaningful
Salaries expense increased modestly in 2014 from 2013, mostly related to normal annual increases. Employee benefits expense decreased substantially in 2014 from 2013. A large portion of this decrease, $778,000, was related to pension expense. Pension expense is impacted by market interest rates and participant decisions regarding retirement distributions, both of which can be difficult for the Company to predict. Total full time equivalent employees were 284 at the end of 2014 compared to 290 at the end of 2013. Other real estate owned expense includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. It is inherently volatile from period to period. Merger related expenses are related to the MainStreet acquisition.
Other Real Estate Owned ("OREO") expense, includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. The activity related to this noninterest expense for the years ended December 31, 2015, 2014, and 2013 are shown below (dollars in thousands):

	2015	2014	2013
(Gain) on sale of OREO	$(185)	$(66)	$(85)
OREO valuation adjustments	86	68	1,070
OREO related expense	198	238	538
	$99	$240	$1,523
Income Taxes
Income taxes on 2015 earnings amounted to $6,020,000, resulting in an effective tax rate of 28.6%, compared to 29.0% in 2014 and 27.8% in 2013.  The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes. The primary non-taxable income is that of state and municipal securities and loans. The decrease in the effective rate is related to a higher level of tax exempt municipal loans.

Fair Value Impact to Pretax Income
The July 2011 merger with MidCarolina and the January 2015 merger with MainStreet had a material and positive impact on earnings. The ongoing financial impact of the mergers was mostly the result of the increase in earnings assets. However, the specific financial impact of the fair value related accounting adjustments is reflected in the following tables. The tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the mergers on net interest income and pretax income for the years ended December 31, 2015, 2014, and 2013, respectively (dollars in thousands):

			December 31, 2015
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2014	Additions for the year ended	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(1,279)	$1,576	$(3,061)
Purchase acquired impaired loans	Income	(3,424)	(5,097)	1,455	(7,066)	(1)
Time deposits	Income	—	(288)	288	—
Time deposits - brokered	Income	—	(2)	2	—
FHLB advances	Expense	65	—	(23)	42
Trust preferred securities	Expense	1,862	—	(101)	1,761
Net Interest Income			(6,666)	3,197

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(1,201)	$2,683
Net non-interest expense			1,839	(1,201)

Change in pretax income			$(4,827)	$1,996
(1) Remaining discount balance includes $238,000 in reclassifications from the non-accretable difference.

			December 31, 2014
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2013	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(5,010)	$1,608	$(3,358)	(1)
Purchase acquired impaired loans	Income	(4,371)	947	(3,424)	(2)
FHLB advances	Income	87	(22)	65
Trust preferred securities	Expense	1,964	(102)	1,862
Net Interest Income			2,431

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(924)	$2,045
Net non-interest expense			(924)

Change in pretax income			$1,507
(1) Remaining discount balance includes $35,000 of mark moved to OREO and $9,000 of charge-offs against the mark.
(2) Remaining discount balance includes $579,000 in reclassifications from the non-accretable difference.

			December 31, 2013
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2012	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(9,631)	$4,601	$(5,010)	(1)
Purchase acquired impaired loans	Income	(7,006)	2,635	(4,371)	(2)
Time deposits-brokered	Income	(278)	278	—
FHLB advances	Expense	109	(22)	87
Trust preferred securities	Expense	2,066	(102)	1,964
Net Interest Income			7,390

Non-interest (expense)
Amortization of core deposit intangible	Expense	$4,094	(1,125)	$2,969
Net non-interest expense			(1,125)

Change in pretax income			$6,265
(1) Remaining discount balance includes $90,000 of mark moved to OREO and $11,000 of charge-offs against the mark.
(2) Remaining discount balance includes 2,516,000 in reclassifications from the non-accretable difference.
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
The table below summarizes the impact of the fair value merger related accounting impact to net interest income and impact to pretax income of the MidCarolina ("MC") and MainStreet ("MS") acquisitions (dollars in thousands):

For the Years Ended December 31,	2015			2014			2013

	MC	MS	Total	MC	MS	Total	MC	MS	Total

Net interest income	$2,268	$929	$3,197	$2,431	$—	$2,431	$7,390	$—	$7,390
Core deposit amortization	(906)	(295)	(1,201)	(924)	—	(924)	(1,125)	—	(1,125)
Total pretax income	$1,362	$634	$1,996	$1,507	$—	$1,507	$6,265	$—	$6,265
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprise faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2015 is asset sensitive.  As of early 2016, management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.
Earnings Simulation
The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2015 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.
Estimated Changes in Net Interest Income

	December 31, 2015
	Change in net interest Income
Change in interest rates	Amount	Percent

Up 4.0%	$8,345	17.4%
Up 3.0%	6,327	13.2
Up 2.0%	4,240	8.8
Up 1.0%	2,115	4.4
Flat	—	—
Down 0.25%	(607)	(1.3)
Down 0.50%	(1,384)	(2.9)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2015 (dollars in thousands):
Estimated Changes in Economic Value of Equity

	December 31, 2015
Change in interest rates	Amount	$ Change	% Change

Up 4%	$291,350	$60,402	26.2%
Up 3%	287,063	56,115	24.3
Up 2%	278,548	47,601	20.6
Up 1%	261,818	30,871	13.4
Flat	230,948	—	—
Down 0.25%	221,849	(9,098)	(3.9)
Down 0.50%	212,917	(18,030)	(7.8)
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
The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2015, principal advance obligations to the FHLB consisted of $9,958,000 in fixed-rate, long-term advances compared to $9,935,000 in long-term advances at December 31, 2014.  The Company also had outstanding $70,700,000 in letters of credit at December 31, 2015 and at December 31, 2014.  The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing our balance sheet liquidity.
Short-term borrowing is discussed in Note 10 and long-term borrowing is discussed in Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each and has access to the Federal Reserve Bank of Richmond's discount window.  There were no amounts outstanding under these facilities at December 31, 2015. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing core deposit relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the

FHLB.  Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of December 31, 2015 and 2014 were $23,633,000 and $22,255,000, respectively.
The Bank also participates with the Promontory Network using Insured Cash Sweep® ("ICS"), a product which provides the Bank the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is analogous to the CDARS product discussed above.
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
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years (dollars in thousands, except yields):

	As of December 31,
	2015		2014		2013
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
Federal Agencies:
Within 1 year	$10,027	0.56%	$1,004	1.44%	$1,000	3.17%
1 to 5 years	34,105	1.37	56,195	1.05	58,203	0.98
5 to 10 years	29,958	2.05	19,718	1.72	7,038	0.88
Over 10 years	7,511	2.70	5,041	2.63	—	—
Total	81,601	1.64	81,958	1.32	66,241	1.00

Mortgage-backed:
Within 1 year	—	—	—	—	96	2.72
1 to 5 years	6,442	3.40	3,471	4.18	2,371	4.67
5 to 10 years	15,841	2.44	17,567	2.42	22,285	2.43
Over 10 years	48,237	2.12	35,251	2.39	44,416	2.45
Total	70,520	2.51	56,289	2.51	69,168	2.52

State and Municipal:
Within 1 year	17,769	2.46	10,673	2.07	6,737	1.82
1 to 5 years	77,385	3.28	76,279	2.94	73,986	2.72
5 to 10 years	59,031	3.97	80,468	4.23	89,077	4.27
Over 10 years	16,083	3.87	20,640	3.97	23,451	4.92
Total	170,268	3.56	188,060	3.56	193,251	3.67

Corporate Securities:
Within 1 year	249	0.92	—	—	—	—
1 to 5 years	7,914	1.81	7,916	1.83	8,083	1.96
5 to 10 years	2,456	3.06	500	2.42	2,876	1.91
Total	10,619	2.08	8,416	1.86	10,959	1.95

Preferred Stock:
No maturity	1,000	6.00	1,000	6.00	1,000	6.00
Total	1,000	6.00	1,000	6.00	1,000	6.00

Total portfolio	$334,008	2.75%	$335,723	2.80%	$340,619	2.87%
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Average loans increased $171,001,000 or 21.2% from 2014 to 2015, mostly impacted by the MainStreet merger. Average loans increased $10,505,000 or 1.3% from 2013 to 2014.
At December 31, 2015, total loans were $1,005,525,000, an increase of $164,600,000 or 19.6% from the prior year. Of this increase, $105,934,000 or 64.4% related to the MainStreet merger. The remaining $58,666,000 represents annualized organic growth of 7.1%, the highest level of organic loan growth for the Company since the 2008 financial crisis.
Loans held for sale totaled $3,266,000 at December 31, 2015 and $616,000 at December 31, 2014.  Loan production volume was $59,030,000 and $49,565,000 for 2015 and 2014, respectively. These loans were approximately 70% purchase, 30% refinancing.

Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of a various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2015	2014	2013	2012	2011
Real estate:
Construction and land development	$72,968	$50,863	$41,822	$48,812	$54,433
Commercial real estate	430,186	391,472	364,616	355,433	351,961
Residential real estate	220,434	175,293	171,917	161,033	179,812
Home equity	98,449	91,075	87,797	91,313	96,195
Total real estate	822,037	708,703	666,152	656,591	682,401

Commercial and industrial	177,481	126,981	122,553	126,192	134,166
Consumer	6,007	5,241	5,966	5,922	8,191

Total loans	$1,005,525	$840,925	$794,671	$788,705	$824,758
The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):
Loans by Geographic Region

	As of December 31, 2015		Percentage Change in Balance Since December 31, 2014
	Balance	Percentage of Portfolio
Danville region	$206,069	20.5%	(0.3)%
Central region	157,734	15.7	10.6
Southside region	80,977	8.1	(4.8)
Eastern region	77,677	7.7	3.7
Franklin region	121,723	12.1	N/A
Alamance region	214,866	21.4	6.5
Guilford region	146,479	14.6	12.8

Total loans	$1,005,525	100.0%	19.6%
The large year over year increase in the Guilford region was the result of a convergence of improving business conditions in the Greensboro, North Carolina market and an ongoing, active program of customer outreach conducted by the Bank's market area lenders.
The Danville region consists of offices in Danville, Virginia and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson, Virginia.  The Southside region consists of offices in Martinsville and Henry County, Virginia.  The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania, Virginia.  The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina. The Franklin region consists of offices in Rocky Mount, Union Hall, and Hardy, Virginia. The Guilford region consists of offices in Greensboro, North Carolina.
The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2015 or 2014, loans to lessors of nonresidential buildings represented 19.5% of total loans at December 31, 2015 and 19.5% at December 31, 2014. These lessees and lessors are engaged in a variety of industries.

The following table presents the maturity schedule of selected loan types (dollars in thousands):
Maturities of Selected Loan Types
December 31, 2015

	Commercial and Industrial (1)	Construction and Land Development	Total
1 year or less	$82,531	$25,484	$108,015
1 to 5 years (2)	67,151	26,985	94,136
After 5 years (2)	27,799	20,499	48,298
Total	$177,481	$72,968	$250,449

(1)	Includes agricultural loans.

(2)	Of the loans due after one year, $141,794 have predetermined interest rates and $640 have floating or adjustable interest rates.
Provision for Loan Losses
The provision for loan losses was $950,000, $400,000, and $294,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
The larger provision expense in 2015 related to the increase in organic loan growth and the relatively rapid maturities and renewals of the performing acquired loan portfolio of MainStreet and their resulting transfer to the regular loan portfolio.
Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
The ALLL was $12,601,000, $12,427,000, and $12,600,000 at December 31, 2015, 2014, and 2013, respectively.   The ALLL as a percentage of loans at each of those dates were 1.25%, 1.48%, and 1.59%, respectively.
The decrease in the allowance as a percentage of loans during 2015 was primarily impacted by the January 2015 acquisition of MainStreet. The MainStreet acquired loan portfolio totaled $122,336,000 at January 1, 2015, was marked to fair value and no allowance for loan losses was included in the merger transaction. At December 31, 2015, the acquired performing loans from MainStreet were $62,887,000, with a related credit mark of $843,000 or 1.1%. At the same date, the acquired credit impaired loans were $27,172,000, with a related nonaccretable portion of loan mark of $4,011,000 or 15%. Of the acquired impaired loans, $1,926,000 were nonperforming at year end.
In an effort to better evaluate the adequacy of its ALLL, the Company computes its ASC 450, Contingencies, loan balance by reducing total loans by acquired loans and loans that were evaluated for impairment individually or smaller balance nonaccrual loans evaluated for impairment in homogeneous pools. It also adjusts its ASC 450 loan loss reserve balance total by removing allowances associated with these other pools of loans.
The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.40% at December 31, 2015, compared to 1.55% at December 31, 2014. On a dollar basis, the reserve was $12,159,000 at December 31, 2015, compared to $11,716,000 at December 31, 2014. The percentage of the reserve to total loans has declined primarily due to improving local and national economic conditions. The percentage of the reserve to total loans has declined due to improving local and national economic conditions, continued improvement in asset quality metrics, and a substantial portion of net loan growth in loans to highly rated municipal issuers, with consequently relatively small loss allowances. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 0.74% at December 31, 2015, compared to 3.64% at December 31, 2014. On a dollar basis, the reserve was $35,000 at December 31, 2015, compared to $165,000 at December 31, 2014. The decrease in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment and charge-offs of specific reserves in 2015 that were recorded in the prior year. There is ongoing turnover in the composition of the impaired loan population, which increased $170,000 over December 31, 2014.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $407,000 at December 31, 2015, compared to $546,000 at December 31, 2014. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):
Summary of Loan Loss Experience

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of period	$12,427	$12,600	$12,118	$10,529	$8,420

Charge-offs:
Construction and land development	20	—	—	202	529
Commercial real estate	462	510	164	370	173
Residential real estate	15	121	213	579	641
Home equity	308	137	156	115	230
Total real estate	805	768	533	1,266	1,573
Commercial and industrial	175	101	129	748	163
Consumer	220	95	175	72	127
Total charge-offs	1,200	964	837	2,086	1,863

Recoveries:
Construction and land development	81	28	227	87	36
Commercial real estate	43	38	96	388	270
Residential real estate	121	126	179	252	40
Home equity	18	65	65	27	10
Total real estate	263	257	567	754	356
Commercial and industrial	32	51	335	707	373
Consumer	129	83	123	81	73
Total recoveries	424	391	1,025	1,542	802

Net charge-offs (recoveries)	776	573	(188)	544	1,061
Provision for loan losses	950	400	294	2,133	3,170
Balance at end of period	$12,601	$12,427	$12,600	$12,118	$10,529
The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):
Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,065	17.4%	$1,818	15.1%	$1,810	15.4%	$1,450	16.0%	$1,236	16.3%

Commercial real estate	6,930	50.0	6,814	52.6	6,819	51.1	6,822	51.2	5,719	49.3

Residential real estate	3,546	28.1	3,715	31.7	3,690	32.7	3,638	32.0	3,412	33.5

Consumer	60	0.5	80	0.6	99	0.8	208	0.8	162	1.0

Unallocated	—	—	—	—	182	—	—	—	—	—

Total	$12,601	100.0%	$12,427	100.0%	$12,600	100.0%	$12,118	100.0%	$10,529	100.0%
% - represents the percentage of loans in each category to total loans.

Asset Quality Indicators
The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios
	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
Allowance to loans*	1.25%	1.48%	1.59%	1.54%	1.28%
ASC 450/general allowance	1.40	1.55	1.75	1.98	1.95
Net charge-offs (recoveries) to year-end allowance	6.16	4.61	(1.49)	4.49	10.08
Net charge-offs (recoveries) to average loans	0.08	0.07	(0.02)	0.07	0.16
Nonperforming assets to total assets*	0.48	0.46	0.65	0.90	1.46
Nonperforming loans to loans*	0.52	0.49	0.64	0.67	1.66
Provision to net charge-offs (recoveries)	122.42	69.81	(156.38)	392.10	298.77
Provision to average loans	0.10	0.05	0.04	0.26	0.47
Allowance to nonperforming loans*	242.09	302.21	248.47	227.95	76.74
* - at year end.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.52% at December 31, 2015 compared to 0.49% at December 31, 2014.
Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.48% at December 31, 2015 compared to 0.46% of total assets at December 31, 2014. The change in nonperforming loans during 2015 was $1,093,000, MainStreet related nonperforming loans at December 31, 2015, were $1,926,000.
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

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):
Nonperforming Assets

	As of December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans:
Real estate	$5,106	$4,111	$5,060	$5,261	$11,651
Commercial	90	—	11	52	1,820
Agricultural	—	—	—	—	—
Consumer	9	1	—	3	49
Total nonaccrual loans	5,205	4,112	5,071	5,316	13,520

Loans past due 90 days and accruing interest:
Real estate	—	—	—	—	197
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	—	—
Total past due loans	—	—	—	—	197

Total nonperforming loans	5,205	4,112	5,071	5,316	13,717

Other real estate owned, net	2,184	2,119	3,422	6,193	5,353

Total nonperforming assets	$7,389	$6,231	$8,493	$11,509	$19,070
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of the dates indicated (dollars in thousands):
Impaired Loans

	As of December 31,
	2015	2014	2013	2012	2011
Accruing	$1,171	$989	$958	$499	$313
On nonaccrual status	3,536	3,548	5,071	2,548	2,925
Total impaired loans	$4,707	$4,537	$6,029	$3,047	$3,238
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $1,958,000 in TDRs at December 31, 2015 compared to $2,862,000 at December 31, 2014.

Other Real Estate Owned
Other real estate owned is carried on the consolidated balance sheets at $2,184,000 and $2,119,000 as of December 31, 2015 and 2014, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals.  The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2015	2014	2013	2012	2011
Construction and land development	$886	$1,577	$1,683	$3,290	$3,001
Farmland	—	—	—	236	—
1-4 family residential	643	382	1,400	1,090	1,267
Multifamily (5 or more) residential	—	—	—	1,012	—
Commercial real estate	655	160	339	565	1,085
	$2,184	$2,119	$3,422	$6,193	$5,353
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $179,669,000 or 17.1% in 2015, after increasing $2,338,000 or 0.22% in 2014.
Period-end total deposits increased $186,823,000 or 17.4% during 2015.  The MainStreet merger accounted for 73.5% of the increase. The remaining increase was primarily related to growth in core deposits throughout the Bank's other markets, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, which at year end totaled $0 for 2015 and 2014, and $4,000,000 for 2013. They also included time deposits through the CDARs program, which at year end totaled $23,633,000 for 2015, $22,255,000 for 2014, and $22,375,000 for 2013. Management considers the CDARs deposits the functional, though not regulatory, equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.
Average deposits and rates for the years indicated (dollars in thousands):
Deposits

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest bearing deposits	$297,483	—%	$234,149	—%	$220,980	—%
Interest bearing accounts:
NOW accounts	$223,825	0.04%	$183,994	0.04%	$161,602	0.07%
Money market	196,828	0.13	177,046	0.13	178,235	0.19
Savings	109,697	0.05	88,629	0.05	84,162	0.08
Time	404,366	1.09	368,712	1.17	405,213	1.22
Total interest bearing deposits	$934,716	0.51%	$818,381	0.57%	$829,212	0.66%
Average total deposits	$1,232,199	0.39%	$1,052,530	0.44%	$1,050,192	0.52%

Certificates of Deposit of $100,000 or More
Certificates of deposit at December 31, 2015 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2015
3 months or less	$55,750
Over 3 through 6 months	12,766
Over 6 through 12 months	119,399
Over 12 months	58,515
Total	$246,430
Certificates of Deposit of $250,000 or More
Certificates of deposit at December 31, 2015 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2015
3 months or less	$26,184
Over 3 through 6 months	3,524
Over 6 through 12 months	29,638
Over 12 months	73,340
Total	$132,686
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
The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):
Short-Term Borrowings

	As of December 31,
	2015	2014

Customer repurchase agreements	$40,611	$53,480

Weighted interest rate	0.02%	0.02%

Average for the year ended:
Outstanding	$48,105	$43,724
Interest rate	0.02%	0.02%

Maximum month-end outstanding	$53,664	$53,480
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2015 the Bank's public deposits totaled $149,449,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2015, the Company had $70,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.

Shareholders' Equity
The Company's goal with capital management is to be classified as "well capitalized" under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.
Shareholders' equity was $197,835,000 at December 31, 2015 and $173,780,000 at December 31, 2014.
The Company declared and paid quarterly dividends totaling $0.93 per share for 2015 and $0.92 for each of 2014 and 2013.  Cash dividends in 2015 totaled $8,068,000 and represented a 53.6% payout of 2015 net income, compared to a 56.8% payout in 2014, and a 46.0% payout in 2013.
In July 2013, the FRB issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2015	2014	2013	2012	2011
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	12.88%	NA	NA	NA	NA
Tier 1 capital ratio	15.23%	16.59%	16.88%	15.75%	14.36%
Total capital ratio	16.34%	17.86%	18.14%	17.00%	15.55%

Leverage Capital Ratios:
Tier 1 leverage ratio	12.05%	12.16%	11.81%	11.27%	10.32%
Management believes the Company and the Bank meet the requirements to be considered "well capitalized" for all regulatory capital ratios as of December 31, 2015 and 2014.
Stock Repurchase Programs
In years prior to 2014 the Company had, in the normal course of business, operated certain stock repurchase programs. Authority to repurchase shares under these programs had been expired for some time.
On April 17, 2014, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors (the "Board") of a stock repurchase program. The program authorized the repurchase of up to 250,000 shares of the Company's common stock over a two year period. The share purchase limit was established at such number of shares equal to approximately 3% of the 7,900,000 common shares then outstanding at the time the Board approved the program.
During 2015, the Company repurchased 150,656 shares at an average cost of $23.27 per share, for a total cost of $3,506,000. In 2014, the Company repurchased 70,184 shares at an average cost of $21.45 per share, for a total cost of $1,508,000.
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period. The share purchase limit was established at such number of shares equal to approximately 3.5% of the 8,622,000 common shares then outstanding at the time the Board approved the program.

CONTRACTUAL OBLIGATIONS
The following items are contractual obligations of the Company as of December 31, 2015 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$397,310	$216,642	$124,142	$56,526	$—
Repurchase agreements	40,611	40,611	—	—	—
FHLB borrowings	9,958	—	9,958	—	—
Operating leases	2,454	882	1,542	30	—
Junior subordinated debt	27,622	—	—	—	27,622
OFF-BALANCE SHEET ACTIVITIES
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and the MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries.  Refer to Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of junior subordinated debt.  Off-balance sheet transactions were as follows as of the dates indicated (dollars in thousands):

	December 31,
Off-Balance Sheet Commitments	2015	2014

Commitments to extend credit	$301,360	$190,413
Standby letters of credit	4,286	3,333
Mortgage loan rate-lock commitments	5,365	3,372
Total off-balance sheet transaction volume was significantly impacted by the January 2015 acquisition of MainStreet.
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is incorporated herein by reference from Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$13,839	$13,837	$13,542	$13,951	$55,169
Interest expense	1,461	1,455	1,481	1,507	$5,904

Net interest income	12,378	12,382	12,061	12,444	49,265
Provision for loan losses	600	100	—	250	$950
Net interest income after provision for loan losses	11,778	12,282	12,061	12,194	$48,315

Noninterest income	3,156	3,258	3,055	3,818	$13,287
Noninterest expense	10,047	11,642	9,388	9,466	$40,543

Income before income taxes	4,887	3,898	5,728	6,546	$21,059
Income taxes	1,372	1,018	1,691	1,939	$6,020
Net income	3,515	2,880	4,037	4,607	$15,039

Per common share:
Net income - basic	$0.40	$0.33	$0.47	$0.53	$1.73
Net income - diluted	0.40	0.33	0.47	0.53	$1.73
Cash dividends	0.23	0.23	0.23	0.24	$0.93

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$11,954	$11,780	$11,852	$11,869	$47,455
Interest expense	1,495	1,429	1,392	1,414	5,730

Net interest income	10,459	10,351	10,460	10,455	41,725
Provision for loan losses	—	150	—	250	400
Net interest income after provision for loan losses	10,459	10,201	10,460	10,205	41,325

Noninterest income	2,703	2,700	2,981	2,792	11,176
Noninterest expense	8,423	8,365	8,827	8,943	34,558

Income before income taxes	4,739	4,536	4,614	4,054	17,943
Income taxes	1,289	1,303	1,446	1,164	5,202
Net income	3,450	3,233	3,168	2,890	12,741

Per common share:
Net income - basic	$0.44	$0.41	$0.40	$0.37	$1.62
Net income - diluted	0.44	0.41	0.40	0.37	1.62
Cash dividends	0.23	0.23	0.23	0.23	0.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of American National Bankshares Inc. and Subsidiary, and our report dated March 14, 2016 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2016

American National Bankshares Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014
(Dollars in thousands, except per share data)

ASSETS	2015	2014
Cash and due from banks	$19,352	$29,272
Interest-bearing deposits in other banks	75,985	38,031

Securities available for sale, at fair value	340,349	344,716
Restricted stock, at cost	5,312	4,367
Loans held for sale	3,266	616

Loans, net of unearned income	1,005,525	840,925
Less allowance for loan losses	(12,601)	(12,427)
Net loans	992,924	828,498

Premises and equipment, net	23,567	23,025
Other real estate owned, net of valuation allowance of $329 in 2015 and $2,971 in 2014	2,184	2,119
Goodwill	43,872	39,043
Core deposit intangibles, net	2,683	2,045
Bank owned life insurance	17,658	15,193
Accrued interest receivable and other assets	20,447	19,567
Total assets	$1,547,599	$1,346,492

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$322,442	$254,458
Demand deposits -- interest bearing	227,030	193,432
Money market deposits	200,495	174,000
Savings deposits	115,383	90,130
Time deposits	397,310	363,817
Total deposits	1,262,660	1,075,837

Customer repurchase agreements	40,611	53,480
Long-term borrowings	9,958	9,935
Junior subordinated debt	27,622	27,521
Accrued interest payable and other liabilities	8,913	5,939
Total liabilities	1,349,764	1,172,712

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized 8,622,007 shares outstanding at December 31, 2015 and 7,873,474 shares outstanding at December 31, 2014	8,605	7,872
Capital in excess of par value	75,375	57,650
Retained earnings	111,565	104,594
Accumulated other comprehensive income, net	2,290	3,664
Total shareholders' equity	197,835	173,780
Total liabilities and shareholders' equity	$1,547,599	$1,346,492
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands, except per share data)

	2015	2014	2013
Interest and Dividend Income:
Interest and fees on loans	$46,860	$39,257	$44,817
Interest on federal funds sold	6	—	—
Interest and dividends on securities:
Taxable	4,072	3,775	3,530
Tax-exempt	3,681	3,971	4,213
Dividends	346	296	245
Other interest income	204	156	151
Total interest and dividend income	55,169	47,455	52,956
Interest Expense:
Interest on deposits	4,811	4,654	5,460
Interest on short-term borrowings	9	9	40
Interest on long-term borrowings	324	325	329
Interest on junior subordinated debt	760	742	754
Total interest expense	5,904	5,730	6,583
Net Interest Income	49,265	41,725	46,373
Provision for Loan Losses	950	400	294
Net Interest Income after Provision for Loan Losses	48,315	41,325	46,079
Noninterest Income:
Trust fees	3,935	4,196	3,689
Service charges on deposit accounts	2,066	1,735	1,750
Other fees and commissions	2,377	1,903	1,864
Mortgage banking income	1,320	1,126	2,008
Securities gains, net	867	505	192
Brokerage fees	946	643	469
Income from Small Business Investment Companies	912	176	12
Other	864	892	843
Total noninterest income	13,287	11,176	10,827
Noninterest Expense:
Salaries	16,554	14,688	14,059
Employee benefits	4,311	2,988	3,848
Occupancy and equipment	4,425	3,727	3,614
FDIC assessment	750	647	647
Bank franchise tax	898	901	745
Core deposit intangible amortization	1,201	1,114	1,501
Data processing	1,725	1,448	1,248
Software	1,158	1,019	923
Other real estate owned, net	99	240	1,523
Merger related expenses	1,998	780	—
Other	7,424	7,006	6,997
Total noninterest expense	40,543	34,558	35,105
Income Before Income Taxes	21,059	17,943	21,801
Income Taxes	6,020	5,202	6,054
Net Income	$15,039	$12,741	$15,747
Net Income Per Common Share:
Basic	$1.73	$1.62	$2.00
Diluted	$1.73	$1.62	$2.00
Average Common Shares Outstanding:
Basic	8,680,502	7,867,198	7,872,870
Diluted	8,688,450	7,877,576	7,884,561
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$15,039	$12,741	$15,747

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(1,785)	3,993	(9,379)
Tax effect	626	(1,398)	3,282

Reclassification adjustment for realized gains on securities	(867)	(505)	(192)
Tax effect	303	177	67

Change in unfunded pension liability	538	(1,728)	1,761
Tax effect	(189)	605	(616)

Other comprehensive income (loss)	(1,374)	1,144	(5,077)

Comprehensive income	$13,665	$13,885	$10,670
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2012	$7,847	$57,211	$90,591	$7,597	$163,246

Net income	—	—	15,747	—	15,747
Other comprehensive loss	—	—	—	(5,077)	(5,077)
Stock options exercised (17,475 shares)	18	291	—	—	309
Equity based compensation (26,310 shares)	26	548	—	—	574
Cash dividends paid, $0.92 per share	—	—	(7,248)	—	(7,248)

Balance, December 31, 2013	7,891	58,050	99,090	2,520	167,551

Net income	—	—	12,741	—	12,741
Other comprehensive income	—	—	—	1,144	1,144
Stock repurchased (70,184 shares)	(70)	(1,438)	—	—	(1,508)
Stock options exercised (26,000 shares)	26	416	—	—	442
Equity based compensation (25,849 shares)	25	622	—	—	647
Cash dividends paid, $0.92 per share	—	—	(7,237)	—	(7,237)

Balance, December 31, 2014	7,872	57,650	104,594	3,664	173,780

Net income	—	—	15,039	—	15,039
Other comprehensive loss	—	—	—	(1,374)	(1,374)
Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483
Stock repurchased (150,656 shares)	(151)	(3,355)	—	—	(3,506)
Stock options exercised (42,680 shares)	43	746	—	—	789
Equity based compensation (15,386 shares)	15	677	—	—	692
Cash dividends paid, $0.93 per share	—	—	(8,068)	—	(8,068)
Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835
 The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
(Dollars in thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$15,039	$12,741	$15,747
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	950	400	294
Depreciation	1,833	1,688	1,734
Net accretion of acquisition accounting adjustments	(3,197)	(2,431)	(7,390)
Core deposit intangible amortization	1,201	1,114	1,501
Net amortization of securities	2,720	2,535	3,158
Net gain on sale or call of securities	(867)	(505)	(192)
Gain on sale of loans held for sale	(1,041)	(883)	(1,705)
Proceeds from sales of loans held for sale	57,421	52,592	92,189
Originations of loans held for sale	(59,030)	(49,565)	(79,392)
Net gain on other real estate owned	(185)	(66)	(85)
Valuation allowance on other real estate owned	86	68	1,070
Net loss on sale of premises and equipment	11	10	—
Equity-based compensation expense	692	647	574
Net change in bank owned life insurance	(510)	(447)	(457)
Deferred income tax expense	1,741	49	2,024
Net change in interest receivable	744	207	(30)
Net change in other assets	1,756	(2,057)	(898)
Net change in interest payable	16	(23)	(145)
Net change in other liabilities	(118)	524	147
Net cash provided by operating activities	19,262	16,598	28,144

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	15,425	13,667	2,623
Proceeds from maturities, calls and paydowns of securities available for sale	122,984	78,350	53,792
Purchases of securities available for sale	(120,040)	(89,151)	(79,830)
Net change in restricted stock	(358)	355	398
Net increase in loans	(48,318)	(44,658)	(368)
Proceeds from sale of premises and equipment	44	—	—
Purchases of premises and equipment	(1,474)	(1,049)	(865)
Proceeds from sales of other real estate owned	2,135	1,687	3,612
Cash paid in bank acquisition	(5,935)	—	—
Cash acquired in bank acquisition	18,173	—	—
Net cash used in investing activities	(17,364)	(40,799)	(20,638)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	70,879	43,943	49,978
Net change in time deposits	(21,089)	(25,781)	(19,692)
Net change in customer repurchase agreements	(12,869)	14,002	(10,464)
Net change in long-term borrowings	—	(38)	(150)
Common stock dividends paid	(8,068)	(7,237)	(7,248)
Repurchase of common stock	(3,506)	(1,508)	—
Proceeds from exercise of stock options	789	442	309
Net cash provided by financing activities	26,136	23,823	12,733

Net Increase (Decrease) in Cash and Cash Equivalents	28,034	(378)	20,239

Cash and Cash Equivalents at Beginning of Period	67,303	67,681	47,442

Cash and Cash Equivalents at End of Period	$95,337	$67,303	$67,681
The accompanying notes are an integral part of the consolidated financial statements.

Index

American National Bankshares Inc.
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013

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
On July 1, 2011, the Company completed its acquisition of MidCarolina Financial Corporation ("MidCarolina") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated December 15, 2010, between the Company and MidCarolina.  MidCarolina was headquartered in Burlington, North Carolina, and engaged in banking operations through its subsidiary bank, MidCarolina Bank.  The transaction has expanded the Company's footprint in North Carolina, adding eight branches in Alamance and Guilford Counties.
In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed liabilities of the MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 12 for further details concerning these entities.
On January 1, 2015, the Company completed its acquisition of MainStreet BankShares, Inc. ("MainStreet") pursuant to the terms and conditions of the Agreement and Plan of Reorganization, dated as of August 24, 2014, between the Company and MainStreet (the "MainStreet Merger Agreement"). Immediately after the merger of MainStreet into the Company, Franklin Community Bank, N.A., MainStreet's wholly-owned bank subsidiary ("Franklin Bank"), merged with and into the Bank. Franklin Bank provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia. Refer to Note 2 for further details on the merger.
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
For equity securities, when the Company has decided to sell an impaired available for sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made.
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
Derivative Loan Commitments
The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2015, 2014 or 2013.
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
The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the estimated value of the underlying assets while taking into consideration the probability that the loan will be funded.

Loans
The Company makes mortgage, commercial, and consumer loans.  A substantial portion of the loan portfolio is secured by real estate.  The ability of the Company's debtors to honor their contracts is dependent upon the real estate market and general economic conditions in the Company's market area.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balance adjusted for the allowance for loan losses, and any deferred fees or costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Loans are typically charged off when the loan is 120 days past due, unless secured and in process of collection.  Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
In connection with the MidCarolina and MainStreet mergers, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Bank does not expect to collect all contractual payments.  These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.
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
Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDRs").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $1,958,000 in loans classified as TDRs as of December 31, 2015 and $2,862,000 as of December 31, 2014.
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
The Company uses certain practices to manage its credit risk.  These practices include (1) appropriate lending limits for loan officers, (2) a loan approval process, (3) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (4) regular monitoring of the portfolio, including diversification by type and geography, (5) review of loans by the Loan Review department, which operates independently of loan production (the Loan Review function consists of a co-sourced arrangement using both internal personnel and external vendors to provide the Company with a more robust review function of the loan portfolio), (6) regular meetings of the Credit Committees to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (7) regular meetings of the Asset Quality Committee which reviews the status of individual loans.
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
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2015, 2014, and 2013.
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

Bank Owned Life Insurance (BOLI)
The Company has acquired BOLI in connection with three acquisitions over the past decade. The asset is reflected as the cash surrender value of the policies as provided by the insurer on a monthly basis.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2015 and 2014.
Stock-Based Compensation
Stock compensation accounting guidance Accounting Standards Codification ("ASC 718"), "Compensation – Stock Compensation" requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
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

Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred, and were $356,000, $453,000, and $607,000 in 2015, 2014, and 2013, respectively.
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
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate owned, goodwill and intangible assets, the valuation of deferred tax assets, other-than-temporary impairments of securities, and acquired loans with specific credit-related deterioration.
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various Securities and Exchange Commission (the "SEC") paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our (consolidated) financial statements. The Company does not expect the adoption of ASU 2015-08 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965) - 1. Fully Benefit-Responsive Investment Contracts, 2. Plan Investment Disclosures, and 3. Measurement Date Practical Expedient.” The amendments within this ASU are in 3 parts. Among other things, Part 1 amendments designate contract value as the only required measure for fully benefit-responsive investment contracts; Part 2 amendments eliminate the requirement that plans disclose: (a) individual investments that represent 5 percent or more of net assets available for benefits; and (b) the net appreciation or depreciation for investments by general type requirements for both participant-directed investments and nonparticipant-directed investments. Part 3 amendments provide a practical expedient to permit plans to measure investments and investment-related accounts (e.g., a liability for a pending trade with a broker) as of a month-end date that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with month-end. The amendments in Parts 1 and 2 of this ASU are effective on a retrospective basis and Part 3 is effective on a prospective basis, for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-12 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company is currently assessing the impact that ASU 2015-14 will have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: (1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

Note 2 - Acquisition of MainStreet BankShares, Inc.
On January 1, 2015, the Company completed its acquisition of MainStreet. The merger of MainStreet with and into the Company was effected pursuant to the terms and conditions of the MainStreet Merger Agreement. Immediately after the merger, Franklin Bank, MainStreet's wholly owned bank subsidiary, merged with and into the Bank.  Pursuant to the MainStreet Merger Agreement, holders of shares of MainStreet common stock received $3.46 in cash and 0.482 shares of the Company's common stock for each share of MainStreet common stock held immediately prior to the effective date of the merger, plus cash in lieu of fractional shares.  Each option to purchase shares of MainStreet common stock that was outstanding immediately prior to the effective date of the merger vested upon the merger and was converted into an option to purchase shares of the Company's common stock, adjusted based on a 0.643 exchange ratio. Each share of the Company's common stock outstanding immediately prior to the merger remained outstanding and was unaffected by the merger. The cash portion of the merger consideration was funded through a cash dividend of $6,000,000 from the Bank to the Company, and no borrowing was incurred by the Company or the Bank in connection with the merger. Replacement stock option awards representing 43,086 shares of the Company's common stock were granted in conjunction with the MainStreet acquisition.
The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair values on the acquisition date. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition.
In connection with the acquisition, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the merger date are summarized in the following table (dollar in thousands):

Consideration Paid:
Common shares issued (825,586)	$20,483
Cash paid to Shareholders	5,935
Value of consideration	26,418

Assets acquired:
Cash and cash equivalents	18,173
Investment securities	18,507
Restricted stock	587
Loans	115,960
Premises and equipment	956
Deferred income taxes	2,794
Core deposit intangible	1,839
Other real estate owned	168
Bank owned life insurance	1,955
Accrued interest receivable and other assets	1,049
Total assets	161,988

Liabilities assumed:
Deposits	137,323
Accrued interest payable and other liabilities	3,076
Total liabilities	140,399
Net assets acquired	21,589
Goodwill resulting from merger with MainStreet	$4,829

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts originally reported in the Form 10-Q for the quarterly period ended September 30, 2015 (dollars in thousands):

Goodwill at September 30, 2015	$5,290

Effect of adjustments to:
Loans	(723)
Deferred income taxes	262
Goodwill at December 31, 2015	$4,829
The decrease in goodwill made during the fourth quarter of 2015 was due to a revaluation of the loan portfolio. As part of management's revaluation process, information and payments received subsequent to the initial valuation provided evidence that the credit mark on certain purchase credit impaired loans was too large. Management determined that these conditions existed as of the date of acquisition, but the information was not readily available. The revaluation process resulted in a reduction of $723,000 in the credit mark for acquired impaired loans and an increase in deferred taxes of $262,000 for a net decrease in goodwill of $461,000.
In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The Company acquired the $122,336,000 loan portfolio at a fair value discount of $6,376,000. The estimated fair value of the performing portion of the portfolio was $87,990,000. The excess of expected cash flows above the fair value of the performing portion of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification ("ASC") 310-20.
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
The following table details the acquired loans that are accounted for in accordance with FASB ASC 310-30 as of January 1, 2015, after adjusting for the aforementioned revaluation in the third quarter (dollars in thousands):

Contractually required principal and interest at acquisition	$33,066
Contractual cash flows not expected to be collected (nonaccretable difference)	2,044
Expected cash flows at acquisition	35,110
Interest component of expected cash flows (accretable discount)	7,140
Fair value of acquired impaired loans accounted for under FASB ASC 310-30	$27,970
In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by MainStreet.
In connection with the acquisition of MainStreet, the Company acquired an investment portfolio with a fair value of $18,507,000. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources.
In connection with the acquisition of MainStreet, the Company recorded a deferred income tax asset of $2,794,000 related to tax attributes of MainStreet, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.
In connection with the acquisition of MainStreet, the Company acquired other real estate owned with a fair value of $168,000. Other real estate owned was measured at fair value less estimated cost to sell.
In connection with the acquisition of MainStreet, the Company acquired premises and equipment with a fair value of $956,000. Leases assumed were determined to be at fair value and required no acquisition related adjustment.

The fair value of savings and transaction deposit accounts acquired from MainStreet was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on segments: retail, individual retirement accounts, and brokered. For each segment, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each segment is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment of $290,000 was accreted to reduce interest expense over the average remaining maturities of the respective pools, which was estimated to be 12 months.
A core deposit intangible of $1,839,000 was recognized in connection with the acquisition of MainStreet. This intangible will be amortized over a 10 year period on an accelerated cost recovery basis.
Direct costs related to the acquisition were expensed as incurred. During 2015, the Company incurred $1,998,000 acquisition related expenses.
The following table presents certain pro forma information as if MainStreet had been acquired on January 1, 2013. These results combine the historical results of MainStreet into the Company's Consolidated Statement of Income, and while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2013. In particular, no adjustments have been made to adjust provision for loan losses on the acquired loan portfolio and related income taxes had they been recorded at fair value on January 1, 2013. In addition, expenses related to systems conversions and other costs of integration were expensed as incurred during 2015. The Company expects to achieve further operating cost savings and other business synergies, including branch closures, as a result of the acquisition which are not reflected in the pro forma amounts below (dollars in thousands):

	Pro forma At December 31,
	2014	2013
	(unaudited)	(unaudited)
Net interest income	$48,522	$53,294
Provision for loan losses	458	437
Non-interest income	12,081	10,195
Non-interest expense	40,148	39,011
Income Taxes	5,999	7,212
Net income	$13,998	$16,829
Note 3 – Restrictions on Cash
The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was $0 at December 31, 2015 and 2014.
The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2015 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $213,000.

Note 4 - Securities
The amortized cost and estimated fair value of investments in debt securities at December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,601	$170	$319	$81,452
Mortgage-backed and CMOs	70,520	799	389	70,930
State and municipal	170,268	5,659	36	175,891
Corporate	10,619	28	57	10,590
Equity securities	1,000	486	—	1,486
Total securities available for sale	$334,008	$7,142	$801	$340,349

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,958	$252	$104	$82,106
Mortgage-backed and CMOs	56,289	1,248	112	57,425
State and municipal	188,060	7,523	90	195,493
Corporate	8,416	16	53	8,379
Equity securities	1,000	313	—	1,313
Total securities available for sale	$335,723	$9,352	$359	$344,716
The amortized cost and estimated fair value of investments in securities at December 31, 2015, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$28,046	$28,134
Due after one year through five years	119,404	121,825
Due after five years through ten years	91,445	93,918
Due after ten years	23,593	24,056
Mortgage-backed and CMOs	70,520	70,930
Equity securities	1,000	1,486
	$334,008	$340,349
Gross realized gains and losses from the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Realized gains	$871	$507	$229
Realized losses	(4)	(2)	(37)
Other-than-temporary impairment	—	—	—
Securities with a carrying value of approximately $173,146,000 and $168,965,000 at December 31, 2015 and 2014, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $70,700,000 at December 31, 2015 and $70,000,000 at December 31, 2014.
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$57,711	$319	$57,711	$319	$—	$—
Mortgage-backed and CMOs	37,368	389	35,424	346	1,944	43
State and municipal	13,540	36	12,716	34	824	2
Corporate	5,107	57	3,530	29	1,577	28
Total	$113,726	$801	$109,381	$728	$4,345	$73
GSE debt securities: The unrealized losses on the Company's investment in 18 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.
GSE residential mortgage-backed securities: The unrealized losses on the Company's investment in 34 GSE mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") is due to normal market fluctuations. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.
State and municipal securities:  The unrealized losses on 17 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.
Corporate securities:  The unrealized losses on six corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2015.
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $3,535,000 and $2,742,000 as of December 31, 2015 and 2014 and FHLB stock in the amount of $1,777,000 and $1,625,000 as of December 31, 2015 and 2014, respectively.
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
Other-Than-Temporary-Impaired Securities
As of December 31, 2015 and 2014, there were no securities classified as other-than-temporary impaired.
Note 5 – Loans
Loans, excluding loans held for sale, at December 31, 2015 and 2014 were comprised of the following (dollars in thousands):

	December 31,
	2015	2014
Commercial	$177,481	$126,981
Commercial real estate:
Construction and land development	72,968	50,863
Commercial real estate	430,186	391,472
Residential real estate:
Residential	220,434	175,293
Home equity	98,449	91,075
Consumer	6,007	5,241
Total loans	$1,005,525	$840,925
Net deferred loan (fees) costs included in the above loan categories are $(575,000) for 2015 and $(435,000) for 2014.
Overdraft deposits were reclassified to consumer loans in the amount of $82,000 and $129,000 for 2015 and 2014, respectively.
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2015 and 2014, are as follows (dollars in thousands):

	2015	2014
Outstanding principal balance	$145,380	$84,892
Carrying amount	135,254	78,111

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates is as follows (dollars in thousands):

	December 31, 2015	December 31, 2014
Outstanding principal balance	$40,951	$18,357
Carrying amount	33,878	14,933

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the year ended December 31, 2015 (dollars in thousands):

	2015	2014	2013
Balance at January 1	$1,440	$2,046	$2,165
Additions from merger with MainStreet	7,140	—	—
Accretion	(4,313)	(1,185)	(2,635)
Reclassification from nonaccretable difference	—	579	2,516
Other changes, net	3,032	—	—
Balance at December 31	$7,299	$1,440	$2,046
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$137	$—	$—	$90	$227	$177,254	$177,481
Commercial real estate:
Construction and land development	—	—	—	258	258	72,710	72,968
Commercial real estate	135	182	—	2,497	2,814	427,372	430,186
Residential:
Residential	913	398	—	1,731	3,042	217,392	220,434
Home equity	140	12	—	620	772	97,677	98,449
Consumer	53	1	—	9	63	5,944	6,007
Total	$1,378	$593	$—	$5,205	$7,176	$998,349	$1,005,525

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2014 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$114	$165	$—	$—	$279	$126,702	$126,981
Commercial real estate:
Construction and land development	44	269	—	279	592	50,271	50,863
Commercial real estate	257	—	—	3,010	3,267	388,205	391,472
Residential:
Residential	390	325	—	560	1,275	174,018	175,293
Home equity	223	60	—	262	545	90,530	91,075
Consumer	1	42	—	1	44	5,197	5,241
Total	$1,029	$861	$—	$4,112	$6,002	$834,923	$840,925

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4	$4	$—	$47	$—
Commercial real estate:
Construction and land development	205	205	—	220	—
Commercial real estate	1,202	1,206	—	1,504	1
Residential:
Residential	127	124	—	126	—
Home equity	173	173	—	305	—
Consumer	13	13	—	14	—
	$1,724	$1,725	$—	$2,216	$1
With a related allowance recorded:
Commercial	$91	$91	$—	$99	$—
Commercial real estate:
Construction and land development	448	449	6	563	26
Commercial real estate	390	391	3	353	17
Residential
Residential	1,649	1,690	—	1,034	22
Home equity	397	396	25	327	—
Consumer	8	9	1	11	—
	$2,983	$3,026	$35	$2,387	$65
Total:
Commercial	$95	$95	$—	$146	$—
Commercial real estate:
Construction and land development	653	654	6	783	26
Commercial real estate	1,592	1,597	3	1,857	18
Residential:
Residential	1,776	1,814	—	1,160	22
Home equity	570	569	25	632	—
Consumer	21	22	1	25	—
	$4,707	$4,751	$35	$4,603	$66

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
The following table shows the detail of loans modified as TDRs during the year ended December 31, 2015, 2014, and 2013, included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	3	394	394
Equity	1	107	105
Residential real estate	4	596	583
Consumer	—	—	—
Total	8	$1,097	$1,082

	Loans Modified as a TDR for the Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	2	743	737
Equity	1	8	8
Residential real estate	2	121	124
Consumer	—	—	—
Total	5	$872	$869

Loans Modified as a TDR for the Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	1,190	1,190
Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	1	$1,190	$1,190
During the years ended December 31, 2015, 2014, and 2013, the Company had no loans that subsequently defaulted within twelve months of modification.  The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
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

	Year Ended December 31,
	2015			2014			2013
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	394	—	—	737	—	—	1,190	137
Equity	105	—	—	—	8	—	—	—	—
Residential real estate	—	583	—	—	124	1	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Total	$105	$977	$—	$—	$869	$1	$—	$1,190	$137
As of December 31, 2015, the Company had $53,000 residential real estate loans in the process of foreclosure.

Risk Ratings
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$175,963	$68,853	$418,719	$200,008	$96,142
Special Mention	1,364	1,210	5,860	14,638	1,314
Substandard	154	2,905	5,607	5,788	993
Doubtful	—	—	—	—	—
Total	$177,481	$72,968	$430,186	$220,434	$98,449
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,999
Nonperforming	8
Total	$6,007
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
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2014 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$125,405	$45,534	$382,604	$165,367	$88,646
Special Mention	1,569	569	4,889	6,709	1,801
Substandard	7	4,760	3,979	3,217	628
Doubtful	—	—	—	—	—
Total	$126,981	$50,863	$391,472	$175,293	$91,075

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,240
Nonperforming	1
Total	$5,241
Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2015, are presented below (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Allowance for Loan Losses
Balance, beginning of year	$12,427	$12,600	$12,118
Provision for loan losses	950	400	294
Charge-offs	(1,200)	(964)	(837)
Recoveries	424	391	1,025
Balance, end of year	$12,601	$12,427	$12,600

	Years Ended December 31,
	2015	2014	2013
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$163	$210	$201
Provision for (recovery) unfunded commitments	21	(47)	9
Charge-offs (recovery of)	—	—	—
Balance, end of year	$184	$163	$210

The reserve for unfunded loan commitments is included in other liabilities. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2015 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance at December 31, 2014	$1,818	$6,814	$3,715	$80	$—	$12,427
Charge-offs	(175)	(482)	(323)	(220)	—	(1,200)
Recoveries	32	124	139	129	—	424
Provision	390	474	15	71	—	950
Balance at December 31, 2015	$2,065	$6,930	$3,546	$60	$—	$12,601

Balance at December 31, 2015:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$9	$26	$—	$—	$35
Collectively evaluated for impairment	2,065	6,750	3,284	60	—	12,159
Acquired impaired loans	—	171	236	—	—	407
Total	$2,065	$6,930	$3,546	$60	$—	$12,601

Loans
Individually evaluated for impairment	$95	$2,245	$2,346	$21	$—	$4,707
Collectively evaluated for impairment	176,798	487,177	297,281	5,684	—	966,940
Acquired impaired loans	588	13,732	19,256	302	—	33,878
Total	$177,481	$503,154	$318,883	$6,007	$—	$1,005,525

The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2014 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance at December 31, 2013	$1,810	$6,819	$3,690	$99	$182	$12,600
Charge-offs	(101)	(510)	(258)	(95)	—	(964)
Recoveries	51	66	191	83	—	391
Provision	58	439	92	(7)	(182)	400
Balance at December 31, 2014	$1,818	$6,814	$3,715	$80	$—	$12,427

Balance at December 31, 2014:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$161	$1	$3	$—	$165
Collectively evaluated for impairment	1,815	6,400	3,424	77	—	11,716
Acquired impaired loans	3	253	290	—	—	546
Total	$1,818	$6,814	$3,715	$80	$—	$12,427

Loans
Individually evaluated for impairment	$7	$3,651	$863	$16	$—	$4,537
Collectively evaluated for impairment	126,774	429,660	259,796	5,225	—	821,455
Acquired impaired loans	200	9,024	5,709	—	—	14,933
Total	$126,981	$442,335	$266,368	$5,241	$—	$840,925
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
Note 7 – Premises and Equipment
Major classifications of premises and equipment at December 31, 2015 and 2014 are summarized as follows (dollars in thousands):

	December 31,
	2015	2014
Land	$6,077	$5,794
Buildings	23,481	22,963
Leasehold improvements	1,399	1,418
Furniture and equipment	18,686	18,722
	49,643	48,897
Accumulated depreciation	(26,076)	(25,872)
Premises and equipment, net	$23,567	$23,025
Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $1,833,000, $1,688,000, and $1,734,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2015 are as follows (dollars in thousands):

Minimum Lease
Year	Payments
2016	$882
2017	810
2018	624
2019	108
2020	30
$2,454
Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2015, 2014, and 2013 was $990,000, $633,000, and $629,000, respectively.
Note 8 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2015, 2014, and 2013.
Core deposit intangibles resulting from the Community First acquisition in April 2006 were $3,112,000 and were amortized over 99 months ending in 2015. Core deposit intangibles resulting from the MidCarolina acquisition in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the MainStreet acquisition were $1,839,000 and are being amortized on an accelerated basis over 120 months.
The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2015, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2014	$39,043	$2,045
Additions	4,829	1,839
Amortization	—	(1,201)
Impairment	—	—
Balance at December 31, 2015	$43,872	$2,683
Goodwill and intangible assets at December 31, 2015 and 2014 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2015
Core deposit intangibles	$11,808	$(9,125)	$2,683
Goodwill	43,872	—	43,872

December 31, 2014
Core deposit intangibles	$9,969	$(7,924)	$2,045
Goodwill	39,043	—	39,043

Amortization expense of core deposit intangibles for the years ended December 31, 2015, 2014, and 2013 were $1,201,000, $1,114,000, and $1,501,000, respectively.  As of December 31, 2015, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2016	$964
2017	528
2018	265
2019	219
2020	207
2021 and after	500
Total	$2,683
Note 9 - Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2015 and 2014 was $132,686,000 and $119,225,000, respectively.
At December 31, 2015, the scheduled maturities of certificates of deposits (included in "time" deposits on the Consolidated Balance Sheet) were as follows (dollars in thousands):

Year	Amount
2016	$216,638
2017	78,863
2018	45,279
2019	24,945
2020	31,581
2021 and after	4
Total	$397,310
There were no brokered time deposits at December 31, 2015 or December 31, 2014. Time deposits through the Certificate of Deposit Account Registry Service ("CDARs") program totaled $23,633,000 at December 31, 2015 compared to $22,255,000 at December 31, 2014. Deposits through the CDARs program are generated from major customers with substantial relationships to the Bank.
Note 10 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window.  Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs.  They mature daily.  The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal Funds purchased are unsecured overnight borrowings from other financial institutions.  Short-term borrowings consisted solely of customer repurchase agreements at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$40,611	0.02%	$53,480	0.02%

Note 11 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2015, $424,053,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, advances as of December 31, 2015 and 2014 (dollars in thousands):

	2015			2014
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate
November 30, 2017	$9,958	2.98%	November 30, 2017	$9,935	2.98%

The advance due in November 2017 is net of a fair value discount of $42,000. The original discount recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2015, the Bank's public deposits totaled $149,449,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2015, the Company had $70,700,000 in letters of credit with the FHLB outstanding as well as $122,384,000 in agency, state, and municipal securities to provide collateral for such deposits.
Note 12 – Junior Subordinated Debt
On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Trust Preferred Capital Notes"), issued pursuant to a junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Trust Preferred Capital Notes were used to fund the cash portion of the merger consideration to the former shareholders of Community First in connection with the Company's acquisition of that company, and for general corporate purposes.
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2015	2014
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,209	4,154

MidCarolina Trust II	12/3/2003	Libor plus 3.45%	10/7/2033	2,794	2,748

				$27,622	$27,521
The principal amounts reflected for the MidCarolina Trusts are net of fair value marks of $946,000 and $815,000 respectively. The original fair value marks of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
A summary of stock option transactions for the year ended December 31, 2015 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	110,947	$26.08
Replacement stock options	43,086	20.02
Granted	—	—
Exercised	42,680	18.49
Forfeited	4,090	19.03
Expired	39,392	31.18
Outstanding at December 31, 2015	67,871	$24.47	2.61 years	$118
Exercisable at December 31, 2015	67,871	$24.47	2.61 years	$118
The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.  This amount changes based on changes in the fair value of the Company's common stock.
The total proceeds of the in-the-money options exercised during the year ended December 31, 2015, 2014, and 2013 were $789,000, $442,000, and $309,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2015, 2014, and 2013 was $220,000, $178,000, and $75,000, respectively.

As of December 31, 2015, 2014, and 2013, there was no recognized or unrecognized compensation expense attributable to the outstanding stock options.
The following table summarizes information related to stock options outstanding on December 31, 2015:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.01 to $25.00	37,300	2.89 years	$22.45
$25.01 to $30.00	27,601	2.34	25.84
$30.01 to $41.67	2,970	1.70	37.04
	67,871	2.61 years	$24.47
No stock options were granted in 2015, 2014 and 2013.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2015 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2015 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at January 1, 2015	41,562	$21.39
Granted	19,155	$21.81
Vested	15,536	$19.51
Forfeited	3,618	$22.89
Nonvested at December 31, 2015	41,563	$22.15
As of December 31, 2015, 2014, and 2013, there was $340,000, $327,000, and $337,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 30 months.  The share based compensation expense for nonvested restricted stock was $322,000, $342,000, and $292,000 during 2015, 2014, and 2013 respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. For 2015, the monthly board retainer could be received in the form of either (a) $1,000 in cash or (b) shares of immediately vested, but restricted stock, with a market value of $1,563. Monthly meeting fees can also be received as $600 per meeting in cash or $750 in immediately vested, but restricted stock.  For 2015, all 13 outside directors elected to receive stock in lieu of cash for their monthly retainer board meeting fees. Only outside directors receive board fees. The Company issued 11,228, 13,147 and 12,711 shares and recognized share based compensation expense of $275,000, $298,000, and $282,000 during 2015, 2014 and 2013, respectively.
During 2015, 4,158 shares with a market value of $95,000 were issued to a retired director as payment for cumulative deferred director compensation.
Note 14 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2012.

The components of the Company's net deferred tax assets (liabilities) were as follows (dollars in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,410	$4,350
Nonaccrual loan interest	576	449
Other real estate owned valuation allowance	360	1,384
Deferred compensation	1,353	641
Loans (1)	4,641	3,953
Other	840	725
Total deferred tax assets	12,180	11,502

Deferred tax liabilities:
Depreciation	700	759
Accretion of discounts on securities	320	274
Core deposit intangibles	939	716
Net unrealized gains on securities	2,219	3,148
Prepaid pension expense	52	83
Trust preferred fair value adjustment	616	652
Other	196	208
Total deferred tax liabilities	5,042	5,840
Net deferred tax assets	$7,138	$5,662
(1) Fair value adjustments related to acquisition $6,376,000.
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax expense	$4,279	$5,153	$4,030
Deferred tax expense	1,741	49	2,024
Total income tax expense	$6,020	$5,202	$6,054
A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Expected federal tax expense	$7,371	$6,280	$7,630
Nondeductible interest expense	78	63	77
Tax-exempt interest	(1,338)	(1,370)	(1,491)
State income taxes	222	405	254
Other, net	(313)	(176)	(416)
Total income tax expense	$6,020	$5,202	$6,054

Note 15 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock.  Potentially dilutive common stock had no effect on income available to common shareholders.

	Years Ended December 31,
	2015		2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,680,502	$1.73	7,867,198	$1.62	7,872,870	$2.00
Effect of dilutive securities - stock options	7,948	—	10,378	—	11,691	—
Diluted earnings per share	8,688,450	$1.73	7,877,576	$1.62	7,884,561	$2.00
Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2015, 2014, and 2013 because their effects were anti-dilutive, averaged 66,238 shares, 117,843 shares, and 161,831 shares, respectively.
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
The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Commitments to extend credit	$301,360	$190,413
Standby letters of credit	4,286	3,333
Mortgage loan rate lock commitments	5,365	3,372
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
At December 31, 2015, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $5,365,000 and loans held for sale of $3,266,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions
In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2015 and 2014, none of these loans were restructured, past due, or on nonaccrual status.
An analysis of these loans for 2015 is as follows (dollars in thousands):

Balance at December 31, 2014	$15,532
Additions	5,366
Repayments	(4,560)
Balance at December 31, 2015	$16,338
Related party deposits totaled $17,163,000 at December 31, 2015 and $22,088,000 at December 31, 2014.

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

	As of and for the Years Ended December 31,
	2015	2014	2013
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,710	$8,996	$10,931
Service cost	—	—	—
Interest cost	297	304	288
Actuarial (gain) loss	(100)	1,606	(201)
Benefits paid	(2,454)	(196)	(2,022)
Projected benefit obligation at end of year	8,453	10,710	8,996

Change in Plan Assets:
Fair value of plan assets at beginning of year	10,949	10,870	11,689
Actual return on plan assets	(67)	275	1,203
Benefits paid	(2,454)	(196)	(2,022)
Fair value of plan assets at end of year	8,428	10,949	10,870

Funded Status at End of Year	$(25)	$239	$1,874

Amounts Recognized in the Consolidated Balance Sheets
Other assets (liabilities)	$(25)	$239	$1,874

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$2,818	$3,356	$1,628
Deferred income tax asset	(986)	(1,175)	(570)
Amount recognized	$1,832	$2,181	$1,058

	As of and for the Years Ended December 31,
	2015	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	297	304	288
Expected return on plan assets	(459)	(469)	(513)
Recognized net loss due to settlement	671	—	594
Recognized net actuarial loss	293	73	275
Net periodic benefit cost	$802	$(92)	$644

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(538)	$1,728	$(1,761)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(538)	$1,728	$(1,761)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$264	$1,636	$(1,117)
The accumulated benefit obligation as of December 31, 2015, 2014, and 2013 was $8,453,000, $10,710,000, and $8,996,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was converted to a cash balance plan.
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
Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2015 and 2014:

Asset Category	December 31,
	2015	2014
Fixed Income	59.5%	47.6%
Equity	32.0%	25.2%
Cash and Accrued Income	8.5%	27.2%
Total	100.0%	100.0%
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

The fair value of the Company's pension plan assets at December 31, 2015 and 2014, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2015 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2015	Level 1	Level 2	Level 3
Cash	$675	$675	$—	$—
Fixed income securities
Government sponsored entities	2,287	—	2,287	—
Municipal bonds and notes	1,084	—	1,084	—
Corporate bonds and notes	1,641	—	1,641	—
Equity securities
U.S. companies	2,481	2,481	—	—
Foreign companies	260	260	—	—
	$8,428	$3,416	$5,012	$—

		Fair Value Measurements at December 31, 2014 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2014	Level 1	Level 2	Level 3
Cash	$2,979	$2,979	$—	$—
Fixed income securities
Government sponsored entities	2,824	—	2,824	—
Municipal bonds and notes	172	—	172	—
Corporate bonds and notes	2,216	—	2,216	—
Equity securities
U.S. companies	2,384	2,384	—	—
Foreign companies	374	374	—	—
	$10,949	$5,737	$5,212	$—
Projected benefit payments for the years 2016 to 2025 are as follows (dollars in thousands):

Year	Amount
2016	$1,400
2017	340
2018	547
2019	1,014
2020	453
2021-2025	3,876
401(k) Plan
The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $602,000, $521,000, and $542,000 to the 401(k) plan in 2015, 2014, and 2013, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements
The Company maintains deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  The liabilities were $442,000 and $509,000 at December 31, 2015 and 2014, respectively. The expense for these agreements was $8,000, $10,000, and $13,000 for the years 2015, 2014, and 2013, respectively.
Profit Sharing and Incentive Arrangements
The Company maintains a cash profit sharing plan for full-time employees based on the Company's performance and a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for these plans was $559,000, $851,000, and $890,000 for the years 2015, 2014, and 2013, respectively.
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

In mid-2013, the Company purchased $1,000,000 in convertible preferred stock from a Virginia based, publicly traded community bank. There is no secondary market for this bank's preferred stock; however, its common stock is traded on a limited basis in the over the counter market. The Company uses an independent third party to assist in the valuation of these securities.  Given the convertible nature of the securities, the common stock of the issuing community bank is used as a proxy for the preferred stock value.  This is the only security recorded with a Level 3 valuation at December 31, 2015.
The following table presents the balances of financial assets measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2015 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$81,452	$—	$81,452	$—
Mortgage-backed and CMOs	70,930	—	70,930	—
State and municipal	175,891	—	175,891	—
Corporate	10,590	—	10,590	—
Equity securities	1,486	—	—	1,486
Total	$340,349	$—	$338,863	$1,486

		Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$82,106	$2,995	$79,111	$—
Mortgage-backed and CMOs	57,425	—	57,425	—
State and municipal	195,493	1,172	194,321	—
Corporate	8,379	—	8,379	—
Equity Securities	1,313	—	—	1,313
Total	$344,716	$4,167	$339,236	$1,313

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balances as of January 1, 2015	Total Realized / Unrealized Gains (Losses) Included in		Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2015
		Net Income	Other Comprehensive Income
Securities available for sale:
Equity	$1,313	$—	$173	$—	$—	$1,486
Total assets	$1,313	$—	$173	$—	$—	$1,486
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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2015 and 2014. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due.  The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral.  Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparable or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
Other real estate owned:  Measurement for fair values for other real estate owned are the same as impaired loans.  Any fair value adjustments are recorded in the period incurred as a valuation allowance against other real estate owned with the associated expense included in other real estate owned expense, net on the Consolidated Statements of Income.

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2015 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,266	$—	$3,266	$—
Impaired loans, net of valuation allowance	2,948	—	—	2,948
Other real estate owned, net	2,184	—	—	2,184

		Fair Value Measurements at December 31, 2014 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$616	$—	$616	$—
Impaired loans, net of valuation allowance	1,705	—	—	1,705
Other real estate owned, net	2,119	—	—	2,119
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2015:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	49%

Impaired loans	Discounted appraised value	Selling cost	6%
Impaired loans	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned	Discounted appraised value	Selling cost	6%

Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2014:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	31%

Impaired loans	Discounted appraised value	Selling cost	6%

Other real estate owned	Discounted appraised value	Selling cost	4%
Other real estate owned	Discounted appraised value	Discount for lack of marketability and age of appraisal	6%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$95,337	$95,337	$—	$—	$95,337
Securities available for sale	340,349	—	338,863	1,486	340,349
Restricted stock	5,312	—	5,312	—	5,312
Loans held for sale	3,266	—	3,266	—	3,266
Loans, net of allowance	992,924	—	—	994,808	994,808
Bank owned life insurance	17,658	—	17,658	—	17,658
Accrued interest receivable	4,116	—	4,116	—	4,116

Financial Liabilities:
Deposits	$1,262,660	$—	$865,350	$396,551	$1,261,901
Repurchase agreements	40,611	—	40,611	—	40,611
Other borrowings	9,958	—	—	10,293	10,293
Junior subordinated debt	27,622	—	—	22,940	22,940
Accrued interest payable	655	—	655	—	655

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2014 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,303	$67,303	$—	$—	$67,303
Securities available for sale	344,716	4,167	339,236	1,313	344,716
Restricted stock	4,534	—	4,534	—	4,534
Loans held for sale	616	—	616	—	616
Loans, net of allowance	828,498	—	—	832,708	832,708
Bank owned life insurance	15,193	—	15,193	—	15,193
Accrued interest receivable	4,534	—	4,534	—	4,534

Financial Liabilities:
Deposits	$1,075,837	$—	$712,020	$365,310	$1,077,330
Repurchase agreements	53,480	—	53,480	—	53,480
Other borrowings	9,935	—	—	10,432	10,432
Junior subordinated debt	27,521	—	—	22,009	22,009
Accrued interest payable	587	—	587	—	587
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
Other borrowings.  The fair values of other borrowings are estimated using discounted cash flow analysis based on the interest rates for similar types of borrowing arrangements.

Junior subordinated debt.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.
Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2015 and 2014, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.
The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.
Note 20 – Dividend Restrictions and Regulatory Capital
The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, $8,535,000 as of December 31, 2015. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate certain regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1
Company	$150,916	12.88%	$52,739	>4.50%
Bank	170,741	14.58	52,691	>4.50	$76,109	>6.50%

Total Capital
Company	191,542	16.34	93,758	>8.00
Bank	183,526	15.67	93,673	>8.00	117,091	>10.00

Tier 1 Capital
Company	178,538	15.23	70,319	>6.00
Bank	170,741	14.58	70,255	>6.00	93,673	>8.00

Leverage Capital
Company	178,538	12.05	59,260	>4.00
Bank	170,741	11.54	59,187	>4.00	73,984	>5.00

December 31, 2014
Total Capital
Company	$168,495	17.86%	$75,490	>8.00%
Bank	155,174	16.48	75,310	>8.00	$94,137	>10.00%

Tier 1 Capital
Company	156,549	16.59	37,745	>4.00
Bank	143,395	15.23	37,655	>4.00	56,482	>6.00

Leverage Capital
Company	156,549	12.16	51,511	>4.00
Bank	143,397	11.15	51,434	>4.00	64,293	>5.00
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
If the new capital ratios described above had been in full implementation at December 31, 2015, in management's opinion, the Bank and the Company would have remained "well capitalized."
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
Segment information as of and for the years ended December 31, 2015, 2014, and 2013, is shown in the following table (dollars in thousands):

			2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$55,109	$—	$60	$—	$55,169
Interest expense	5,144	—	760	—	5,904
Noninterest income	8,386	4,881	20	—	13,287
Income (loss) before income taxes	19,398	2,737	(1,076)	—	21,059
Net income (loss)	13,793	1,956	(710)	—	15,039
Depreciation and amortization	3,022	12	—	—	3,034
Total assets	1,545,377	—	225,533	(223,311)	1,547,599
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,453	21	—	—	1,474

			2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$47,395	$—	$60	$—	$47,455
Interest expense	4,988	—	742	—	5,730
Noninterest income	6,317	4,840	19	—	11,176
Income (loss) before income taxes	15,953	3,012	(1,022)	—	17,943
Net income (loss)	11,277	2,138	(674)	—	12,741
Depreciation and amortization	2,791	11	—	—	2,802
Total assets	1,338,465	—	201,482	(193,455)	1,346,492
Goodwill	39,043	—	—	—	39,043
Capital expenditures	1,046	3	—	—	1,049

			2013
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$52,928	$—	$28	$—	$52,956
Interest expense	5,829	—	754	—	6,583
Noninterest income	6,649	4,158	20	—	10,827
Income (loss) before income taxes	20,142	2,605	(946)	—	21,801
Net income (loss)	14,489	1,882	(624)	—	15,747
Depreciation and amortization	3,220	15	—	—	3,235
Total assets	1,305,540	—	195,076	(193,104)	1,307,512
Goodwill	39,043	—	—	—	39,043
Capital expenditures	861	4	—	—	865
Note 22 – Parent Company Financial Information
Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2015	2014
Cash	$5,571	$10,980
Investment in subsidiaries	218,543	188,829
Due from subsidiaries	85	347
Other assets	1,504	1,326
Total Assets	$225,703	$201,482

Junior subordinated debt	$27,622	$27,521
Other liabilities	246	181
Shareholders' equity	197,835	173,780
Total Liabilities and Shareholders' Equity	$225,703	$201,482

	Years Ended December 31,
Condensed Statements of Income	2015	2014	2013
Dividends from subsidiary	$11,000	$17,000	$9,000
Other income	80	79	48
Expenses	1,156	1,100	994
Income taxes (benefit)	(366)	(347)	(322)
Income before equity in undistributed earnings of subsidiary	10,290	16,326	8,376
Equity in (distributed) undistributed earnings of subsidiary	4,749	(3,585)	7,371
Net Income	$15,039	$12,741	$15,747

	Years Ended December 31,
Condensed Statements of Cash Flows	2015	2014	2013
Cash provided by dividends received from subsidiary	$11,000	$17,000	$9,000
Cash used for payment of dividends	(8,068)	(7,237)	(7,248)
Cash used for repurchase of stock	(3,506)	(1,508)	—
Cash used for acquisition of MainStreet	(5,935)	—	—
Proceeds from exercise of options and stock compensation	789	1,089	883
Other	311	(1,236)	(2,051)
Net increase (decrease) in cash	$(5,409)	$8,108	$584

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
Loans secured by real estate were $822,037,000, or 81.8% of the loan portfolio at December 31, 2015, and $708,703,000, or 84.3% of the loan portfolio at December 31, 2014.  Loans secured by commercial real estate represented the largest portion of loans at $430,186,000 at December 31, 2015 and $391,472,000 at December 31, 2014, 42.8% and 46.6%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2015 or 2014, loans to lessors of nonresidential buildings represented 19.5% of total loans at December 31, 2015 and 16.7% at December 31, 2014; the lessees and lessors are engaged in a variety of industries.
Note 24 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years ended December 31,
	2015	2014	2013
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$19,352	$29,272	$19,808
Interest-bearing deposits in other banks	75,985	38,031	47,873
	$95,337	$67,303	$67,681

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,836	$5,753	$6,728
Income taxes	3,090	4,371	4,530
Noncash investing and financing activities:
Transfer of loans to other real estate owned	2,101	386	1,826
Unrealized gain (loss) on securities available for sale	(2,652)	3,488	(9,571)
Change in unfunded pension liability	538	(1,728)	(1,761)

Non-cash transactions related to acquisitions:

Investment securities	18,507	—	—
Restricted stock	587	—	—
Loans	115,960	—	—
Premises and equipment	956	—	—
Deferred income taxes	2,794	—	—
Core deposit intangible	1,839	—	—
Other real estate owned, net	168	—	—
Bank owned life insurance	1,955	—	—
Other assets	1,049	—	—

Liabilities assumed:
Demand, MMDA, and savings deposits	82,451	—	—
Time deposits	54,872	—	—
Other liabilities	3,076	—	—

Consideration:
Issuance of common stock	20,483	—	—

Note 25 – Accumulated Other Comprehensive Income ("AOCI")
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at Balance at December 31, 2012	$9,800	$(2,203)	$7,597

Net unrealized losses on securities available for sale, net of tax, $(3,282)	(6,097)	—	(6,097)

Reclassification adjustment for realized gains on securities, net of tax, $(67)	(125)	—	(125)

Change in unfunded pension liability, net of tax, $616	—	1,145	1,145

Balance at December 31, 2013	3,578	(1,058)	2,520

Net unrealized gains on securities available for sale, net of tax, $1,398	2,595	—	2,595

Reclassification adjustment for realized gains on securities, net of tax, $(177)	(328)	—	(328)

Change in unfunded pension liability, net of tax, $(605)	—	(1,123)	(1,123)

Balance at December 31, 2014	5,845	(2,181)	3,664

Net unrealized losses on securities available for sale, net of tax, $(626)	(1,159)	—	(1,159)

Reclassification adjustment for realized gains on securities, net of tax, $(303)	(564)	—	(564)

Change in unfunded pension liability, net of tax, $189	—	349	349

Balance at December 31, 2015	$4,122	$(1,832)	$2,290
The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):
Reclassifications Out of Accumulated Other Comprehensive Income
For the Three Years Ending December 31, 2015

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Years Ended December 31,
	2015	2014	2013
Available for sale securities:
Realized gain on sale of securities	$867	$505	$192	Securities gains (losses), net
	(303)	(177)	(67)	Income taxes
Total reclassifications	$564	$328	$125	Net of tax

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2015. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.
The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2015, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2015.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer

March 15, 2016

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of August 24, 2014, between American National Bankshares Inc. and MainStreet BankShares, Inc.	Exhibit 2.1 on Form 8-K filed August 28, 2014

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed January 5, 2015

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.4	Employment Agreement between American National Bankshares Inc. and R. Helm Dobbins dated March 2, 2015	Exhibit 10.1 on Form 10-Q filed May 11, 2015

10.5	Employment Agreement between American National Bankshares Inc. and Dabney T.P. Gilliam dated March 2, 2015	Exhibit 10.2 on Form 10-Q filed May 11, 2015

10.6	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.7	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.8	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.9	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 to Form S-8 filed May 30, 2008

EXHIBIT INDEX
Exhibit No.	Description	Location

10.10	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

10.11	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank & Trust Company	Filed herewith

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2016		AMERICAN NATIONAL BANKSHARES INC.

By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2016.

/s/ Jeffrey V. Haley	Director, President and Chief Executive Officer (principal executive officer)
Jeffrey V. Haley

/s/ Charles H. Majors	Director and Chairman	/s/ John H. Love	Director
Charles H. Majors		John H. Love

/s/ Fred A. Blair	Director	/s/ Franklin W. Maddux	Director
Fred A. Blair		Franklin W. Maddux

/s/ Frank C. Crist, Jr.	Director	/s/ Claude B. Owen, Jr.	Director
Frank C. Crist, Jr.		Claude B. Owen, Jr.

/s/ Ben J. Davenport, Jr.	Director	/s/ Ronda Penn	Director
Ben J. Davenport, Jr.		Ronda Penn

/s/ Michael P. Haley	Director	/s/ Dan M. Pleasant	Director
Michael P. Haley		Dan M. Pleasant

/s/ Charles S. Harris	Director	/s/ Joel R. Shepherd	Director
Charles S. Harris		Joel R. Shepherd

/s/ F. D. Hornaday, III	Director	/s/ William W. Traynham	Executive Vice President and Chief Financial Officer (principal financial officer)
F. D. Hornaday, III		William W. Traynham

/s/ Cathy W. Liles	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Cathy W. Liles