Form 10-Q
period 2016-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2016-05-09
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At May 5, 2016, the Company had 8,612,658 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

		(*)
Assets	(Unaudited) March 31, 2016	December 31, 2015
Cash and due from banks	$26,345	$19,352
Interest-bearing deposits in other banks	61,186	75,985

Securities available for sale, at fair value	356,998	340,349
Restricted stock, at cost	5,355	5,312
Loans held for sale	785	3,266

Loans, net of unearned income	1,034,564	1,005,525
Less allowance for loan losses	(12,675)	(12,601)
Net loans	1,021,889	992,924

Premises and equipment, net	23,241	23,567
Other real estate owned, net of valuation allowance $137 in 2016 and $329 in 2015	1,493	2,184
Goodwill	43,872	43,872
Core deposit intangibles, net	2,395	2,683
Bank owned life insurance	17,773	17,658
Accrued interest receivable and other assets	21,222	20,447
Total assets	$1,582,554	$1,547,599

Liabilities
Demand deposits -- noninterest bearing	$321,599	$322,442
Demand deposits -- interest bearing	231,970	227,030
Money market deposits	218,543	200,495
Savings deposits	119,286	115,383
Time deposits	401,033	397,310
Total deposits	1,292,431	1,262,660

Customer repurchase agreements	42,184	40,611
Long-term borrowings	9,963	9,958
Junior subordinated debt	27,648	27,622
Accrued interest payable and other liabilities	9,885	8,913
Total liabilities	1,382,111	1,349,764

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,612,658 shares outstanding at March 31, 2016 and 8,622,007 shares outstanding at December 31, 2015	8,575	8,605
Capital in excess of par value	74,744	75,375
Retained earnings	113,628	111,565
Accumulated other comprehensive income, net	3,496	2,290
Total shareholders' equity	200,443	197,835
Total liabilities and shareholders' equity	$1,582,554	$1,547,599
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)
	Three Months Ended March 31,
	2016	2015
Interest and Dividend Income:
Interest and fees on loans	$12,115	$11,770
Interest on federal funds sold	—	4
Interest and dividends on securities:
Taxable	1,084	975
Tax-exempt	823	960
Dividends	91	82
Other interest income	58	48
Total interest and dividend income	14,171	13,839
Interest Expense:
Interest on deposits	1,297	1,194
Interest on short-term borrowings	1	3
Interest on long-term borrowings	81	80
Interest on junior subordinated debt	208	184
Total interest expense	1,587	1,461
Net Interest Income	12,584	12,378
Provision for Loan Losses	50	600
Net Interest Income After Provision for Loan Losses	12,534	11,778
Noninterest Income:
Trust fees	930	952
Service charges on deposit accounts	492	497
Other fees and commissions	672	588
Mortgage banking income	292	222
Securities gains, net	366	310
Brokerage fees	204	215
Income from Small Business Investment Companies	166	234
Other	175	138
Total noninterest income	3,297	3,156
Noninterest Expense:
Salaries	4,215	4,147
Employee benefits	1,114	1,075
Occupancy and equipment	1,099	1,172
FDIC assessment	188	185
Bank franchise tax	256	235
Core deposit intangible amortization	288	301
Data processing	444	462
Software	297	283
Other real estate owned, net	104	53
Merger related expense	—	359
Other	1,913	1,775
Total noninterest expense	9,918	10,047
Income Before Income Taxes	5,913	4,887
Income Taxes	1,785	1,372
Net Income	$4,128	$3,515

Net Income Per Common Share:
Basic	$0.48	$0.40
Diluted	$0.48	$0.40
Average Common Shares Outstanding:
Basic	8,611,840	8,723,633
Diluted	8,617,008	8,732,679
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2016	2015
Net income	$4,128	$3,515

Other comprehensive income:

Unrealized gains on securities available for sale	2,222	1,234
Tax effect	(778)	(432)

Reclassification adjustment for gains on sales of securities	(366)	(310)
Tax effect	128	109

Other comprehensive income	1,206	601

Comprehensive income	$5,334	$4,116
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	3,515	—	3,515

Other comprehensive income	—	—	—	601	601

Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483

Stock options exercised (9,175 shares)	9	153	—	—	162

Equity based compensation (19,461 shares)	3	152	—	—	155

Cash dividends paid, $0.23 per share	—	—	(2,007)	—	(2,007)

Balance, March 31, 2015	$8,710	$77,612	$106,102	$4,265	$196,689

Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	4,128	—	4,128

Other comprehensive income	—	—	—	1,206	1,206

Stock repurchased (38,887 shares)	(39)	(925)	—	—	(964)

Stock options exercised (2,484 shares)	2	57	—	—	59

Vesting of restricted stock (3,046 shares)	3	(3)	—	—	—

Equity based compensation (27,054 shares)	4	240	—	—	244

Cash dividends paid, $0.24 per share	—	—	(2,065)	—	(2,065)

Balance, March 31, 2016	$8,575	$74,744	$113,628	$3,496	$200,443
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$4,128	$3,515
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	600
Depreciation	475	440
Net accretion of acquisition accounting adjustments	(1,001)	(1,113)
Core deposit intangible amortization	288	301
Net amortization of securities	686	680
Net gains on sale or call of securities	(366)	(310)
Gain on sale of loans held for sale	(233)	(166)
Proceeds from sales of loans held for sale	14,131	9,329
Originations of loans held for sale	(11,417)	(10,483)
Net gain (loss) on other real estate owned	50	(27)
Valuation allowance on other real estate owned	53	22
Net gain on sale of premises and equipment	(1)	(5)
Equity based compensation expense	244	155
Net change in bank owned life insurance	(115)	(113)
Deferred income tax benefit	(1,716)	(143)
Net change in interest receivable	(592)	219
Net change in other assets	883	(56)
Net change in interest payable	8	(1)
Net change in other liabilities	964	569
Net cash provided by operating activities	6,519	3,413

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	12,867	3,820
Proceeds from maturities, calls and paydowns of securities available for sale	26,127	24,979
Purchases of securities available for sale	(54,107)	(16,936)
Net change in restricted stock	(43)	(25)
Net increase in loans	(28,080)	(9,865)
Proceeds from sale of premises and equipment	1	42
Purchases of premises and equipment	(149)	(348)
Proceeds from sales of other real estate owned	685	316
Cash paid in bank acquisition	—	(5,935)
Cash acquired in bank acquisition	—	18,173
Net cash (used in) provided by investing activities	(42,699)	14,221

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	26,048	37,878
Net change in time deposits	3,723	(8,289)
Net change in customer repurchase agreements	1,573	184
Net change in long-term borrowings	—	—
Common stock dividends paid	(2,065)	(2,007)
Repurchase of common stock	(964)	—
Proceeds from exercise of stock options	59	162
Net cash provided by financing activities	28,374	27,928

Net Increase (Decrease) in Cash and Cash Equivalents	(7,806)	45,562

Cash and Cash Equivalents at Beginning of Period	95,337	67,303

Cash and Cash Equivalents at End of Period	$87,531	$112,865
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This update is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606,

Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.
During March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.
During March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3 classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.
Note 2 – Acquisition of MainStreet BankShares, Inc.
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
MainStreet was the holding company for Franklin Community Bank, N.A.  As of January 1, 2015, MainStreet had net loans of approximately $122,000,000, total assets of approximately $164,000,000, and total deposits of approximately

$137,000,000. Franklin Community Bank, N.A. provided banking services to its customers from three banking offices located in Rocky Mount, Hardy, and Union Hall, Virginia, which are now branch offices of the Bank.
The net impact of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the Mainstreet acquisition had the following impact on the Consolidated Statements of Income during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Acquired performing loans	$49	$636
Purchase acquired impaired loans	263	(7)
CD valuation	—	72
Brokered CD valuation	—	2
Amortization of core deposit intangible	(62)	(75)
Net impact to income before taxes	$250	$628

Note 3 – Securities
The amortized cost and fair value of investments in debt securities at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$98,584	$504	$5	$99,083
Mortgage-backed and CMOs	75,299	1,171	41	76,429
State and municipal	163,327	5,915	15	169,227
Corporate	10,557	160	—	10,717
Equity securities	1,034	508	—	1,542
Total securities available for sale	$348,801	$8,258	$61	$356,998

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,601	$170	$319	$81,452
Mortgage-backed and CMOs	70,520	799	389	70,930
State and municipal	170,268	5,659	36	175,891
Corporate	10,619	28	57	10,590
Equity securities	1,000	486	—	1,486
Total securities available for sale	$334,008	$7,142	$801	$340,349

Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2016 and December 31, 2015 was as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
FRB stock	$1,815	$3,535
FHLB stock	3,540	1,777
Total restricted stock	$5,355	$5,312
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$5,001	$5	$5,001	$5	$—	$—
Mortgage-backed and CMOs	9,031	41	6,522	28	2,509	13
State and municipal	6,702	15	5,880	14	822	1
Total	$20,734	$61	$17,403	$47	$3,331	$14
GSE debt securities: The unrealized loss on the Company's investment in one government sponsored entity ("GSE") was caused by interest rate increases. The contractual terms of this investment does not permit the issuer to settle the security at a price less than the amortized cost basis of the investment. Because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016.
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in eight GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.
State and municipal securities:  The unrealized losses on 12 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.
Corporate securities:  The Company had zero investments with unrealized losses in corporate securities. In prior periods when unrealized losses were shown they were caused by interest rate increases. The contractual terms of those investments did not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company did not intend to sell the investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost basis, which may have been maturity, the Company did not consider those investments to be other-than-temporarily impaired at March 31, 2016.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2016, and no impairment has been recognized.
The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2015 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$57,711	$319	$57,711	$319	$—	$—
Mortgage-backed and CMOs	37,368	389	35,424	346	1,944	43
State and municipal	13,540	36	12,716	34	824	2
Corporate	5,107	57	3,530	29	1,577	28
Total	$113,726	$801	$109,381	$728	$4,345	$73
Other-Than-Temporary-Impaired Securities
As of March 31, 2016 and December 31, 2015, there were no securities classified as other-than-temporary impaired.
Note 4 – Loans
Loans, excluding loans held for sale, at March 31, 2016 and December 31, 2015, were comprised of the following (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial	$196,110	$177,481
Commercial real estate:
Construction and land development	82,711	72,968
Commercial real estate	427,824	430,186
Residential real estate:
Residential	222,451	220,434
Home equity	100,019	98,449
Consumer	5,449	6,007
Total loans	$1,034,564	$1,005,525
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Outstanding principal balance	$133,918	$145,380
Carrying amount	124,804	135,254

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Outstanding principal balance	$38,316	$40,951
Carrying amount	31,999	33,878
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Balance at January 1	$7,299	$1,440
Additions from merger with MainStreet	—	7,140
Accretion	(1,249)	(4,313)
Other changes, net	490	3,032
	$6,540	$7,299
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$18	$—	$—	$118	$136	$195,974	$196,110
Commercial real estate:
Construction and land development	52	—	—	105	157	82,554	82,711
Commercial real estate	4	—	—	2,287	2,291	425,533	427,824
Residential:
Residential	610	28	—	2,155	2,793	219,658	222,451
Home equity	388	—	—	576	964	99,055	100,019
Consumer	40	—	—	35	75	5,374	5,449
Total	$1,112	$28	$—	$5,276	$6,416	$1,028,148	$1,034,564

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$137	$—	$—	$90	$227	$177,254	$177,481
Commercial real estate:
Construction and land development	—	—	—	258	258	72,710	72,968
Commercial real estate	135	182	—	2,497	2,814	427,372	430,186
Residential:
Residential	913	398	—	1,731	3,042	217,392	220,434
Home equity	140	12	—	620	772	97,677	98,449
Consumer	53	1	—	9	63	5,944	6,007
Total	$1,378	$593	$—	$5,205	$7,176	$998,349	$1,005,525

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$3	$3	$—	$3	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	843	843	—	856	12
Residential:
Residential	—	—	—	—	—
Home equity	170	170	—	172	2
Consumer	11	11	—	12	—
	$1,027	$1,027	$—	$1,043	$14
With a related allowance recorded:
Commercial	118	118	—	104	4
Commercial real estate:
Construction and land development	490	491	5	469	6
Commercial real estate	464	465	4	427	—
Residential
Residential	1,811	1,971	23	1,675	4
Home equity	356	767	—	377	1
Consumer	35	183	—	21	—
	$3,274	$3,995	$32	$3,073	$15
Total:
Commercial	$121	$121	$—	$107	$4
Commercial real estate:
Construction and land development	490	491	5	469	6
Commercial real estate	1,307	1,308	4	1,283	12
Residential:
Residential	1,811	1,971	23	1,675	4
Home equity	526	937	—	549	3
Consumer	46	194	—	33	—
	$4,301	$5,022	$32	$4,116	$29

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
Residential:
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three months ended March 31, 2016 and 2015 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended March 31, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	68	66
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	1	$68	$66

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2015
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	8	8
Construction and land development	—	—	—
Home Equity	2	341	341
Residential real estate	—	—	—
Consumer	—	—	—
Total	3	$349	$349
During the three months ended March 31, 2016 and 2015, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

Residential Real Estate in Process of Foreclosure
The Company had $670,000 in residential real estate loans in the process of foreclosure at March 31, 2016.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$194,574	$78,822	$417,017	$203,392	$97,411
Special Mention	1,303	1,176	5,520	13,558	1,630
Substandard	233	2,713	5,287	5,501	978
Doubtful	—	—	—	—	—
Total	$196,110	$82,711	$427,824	$222,451	$100,019
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,204
Nonperforming	245
Total	$5,449

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$175,963	$68,853	$418,719	$200,008	$96,142
Special Mention	1,364	1,210	5,860	14,638	1,314
Substandard	154	2,905	5,607	5,788	993
Doubtful	—	—	—	—	—
Total	$177,481	$72,968	$430,186	$220,434	$98,449
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,999
Nonperforming	8
Total	$6,007

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

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Three Months Ended March 31, 2015
Allowance for Loan Losses
Balance, beginning of period	$12,601	$12,427	$12,427
Provision for loan losses	50	950	600
Charge-offs	(40)	(1,200)	(309)
Recoveries	64	424	126
Balance, end of period	$12,675	$12,601	$12,844

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$184	$163	$163
Provision for unfunded commitments	4	21	6
Charge-offs	—	—	—
Balance, end of period	$188	$184	$169
The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2016 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2015:	$2,065	$6,930	$3,546	$60	$12,601
Charge-offs	—	—	—	(40)	(40)
Recoveries	8	7	19	30	64
Provision for loan losses	130	(91)	7	4	50
Balance at March 31, 2016:	$2,203	$6,846	$3,572	$54	$12,675

Balance at March 31, 2016:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$9	$23	$—	$32
Collectively evaluated for impairment	2,182	6,702	3,291	53	12,228
Acquired impaired loans	21	135	258	1	415
Total	$2,203	$6,846	$3,572	$54	$12,675

Loans
Individually evaluated for impairment	$121	$1,797	$2,337	$46	$4,301
Collectively evaluated for impairment	195,360	494,635	303,058	5,211	998,264
Acquired impaired loans	629	14,103	17,075	192	31,999
Total	$196,110	$510,535	$322,470	$5,449	$1,034,564

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2015 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2014:	$1,818	$6,814	$3,715	$80	$12,427
Charge-offs	(175)	(482)	(323)	(220)	(1,200)
Recoveries	32	124	139	129	424
Provision for loan losses	390	474	15	71	950
Balance at December 31, 2015:	$2,065	$6,930	$3,546	$60	$12,601

Balance at December 31, 2015:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$9	$26	$—	$35
Collectively evaluated for impairment	2,065	6,750	3,284	60	12,159
Acquired impaired loans	—	171	236	—	407
Total	$2,065	$6,930	$3,546	$60	$12,601

Loans
Individually evaluated for impairment	$95	$2,245	$2,346	$21	$4,707
Collectively evaluated for impairment	176,798	487,177	297,281	5,684	966,940
Acquired impaired loans	588	13,732	19,256	302	33,878
Total	$177,481	$503,154	$318,883	$6,007	$1,005,525

The allowance for loan losses is allocated to loan segments based upon historical loss factors, risk grades on individual loans, portfolio analysis of smaller balance homogenous loans, and qualitative factors.  Qualitative factors include trends in delinquencies, nonaccrual loans, and loss rates; trends in volume and terms of loans, effects of changes in risk selection, underwriting standards, and lending policies; experience of lending officers, other lending staff and loan review; national, regional, and local economic trends and conditions; legal, regulatory and collateral factors; and concentrations of credit.
Note 6 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2016.
Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the MainStreet acquisition in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2016, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2015	$43,872	$2,683
Additions	—	—
Amortization	—	(288)
Impairment	—	—
Balance at March 31, 2016	$43,872	$2,395
Note 7 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted solely of customer repurchase agreements at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015

Customer repurchase agreements	$42,184	$40,611
	$42,184	$40,611
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2016, $431,561,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016			December 31, 2015
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	9,963	2.98%	November 30, 2017	9,958	2.98%
The advance due in November 2017 is net of a fair value discount of $37,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2016, the Bank's public deposits totaled $140,762,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2016, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $124,212,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

Note 9 – Junior Subordinated Debt
On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned subsidiary of the Company, issued $20,000,000 of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Junior Subordinated Debt were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company in 2006, and for general corporate purposes.
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
In accordance with ASC 810-10-15-14, "Consolidation - Overall - Scope and Scope Exceptions," the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of  March 31, 2016 and December 31, 2015 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					March 31, 2016	December 31, 2015
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,224	4,209

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,805	2,794

					$27,648	$27,622
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $931,000 and $804,000, respectively at March 31, 2016. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 10 – Stock Based Compensation
 The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008, and approved by shareholders on April 22, 2008, at the Company's 2008 Annual Meeting of Shareholders.  The 2008 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorizes the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which expired in 2006.

Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.
A summary of stock option transactions for the three months ended March 31, 2016 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	67,871	$24.47
Acquired in acquisition	—	—
Granted	—	—
Exercised	2,484	23.33
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2016	65,387	$24.51	2.39 years	$102
Exercisable at March 31, 2016	65,387	$24.51	2.39 years	$102
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of March 31, 2016, there was no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2016 cliff vests at the end of a 36 month period beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2016 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2015	41,563	$22.15
Granted	24,091	22.77
Vested	18,782	21.44
Forfeited	547	21.98
Nonvested at March 31, 2016	46,325	$22.77
As of March 31, 2016 and December 31, 2015, there was $735,000 and $594,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.96 years.  The share based compensation expense for nonvested restricted stock was $153,000 and $93,000 during the first three months of 2016 and 2015, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received in the form of either (a) $1,667 in cash or (b) shares of immediately vested, but restricted stock with a market value of $2,083. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2016, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 3,510 and 2,812 shares and recognized share based compensation expense of $91,000 and $62,000 during the first three months of 2016 and 2015, respectively.

Note 11 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following tables present basic and diluted earnings per share for the three months period ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,611,840	$0.48	8,723,633	$0.40
Effect of dilutive securities - stock options	5,168	—	9,046	—
Diluted earnings per share	8,617,008	$0.48	8,732,679	$0.40

Outstanding stock options on common stock were not included in computing diluted earnings per share for the three month periods ended March 31, 2016 and 2015 because their effects were anti-dilutive, averaged 35,026 and 79,726 shares, respectively.
Note 12 – Employee Benefit Plans
The following information for the three months ended March 31, 2016 and 2015 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three months ended March 31,
	2016	2015
Service cost	$—	$—
Interest cost	67	74
Expected return on plan assets	(96)	(115)
Recognized net actuarial loss	57	154

Net periodic cost	$28	$113

Note 13 – Fair Value of Financial Instruments
Determination of Fair Value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the fair value measurements and disclosures topic of FASB ASC 820, the fair value of an instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
 The following describes the valuation techniques used by the Company to measure certain financial assets and financial liabilities recorded at fair value on a recurring basis in the financial statements:
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
The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2016 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$99,083	$—	$99,083	$—
Mortgage-backed and CMOs	76,429	—	76,429	—
State and municipal	169,227	—	169,227	—
Corporate	10,717	—	10,717	—
Equity securities	1,542	—	—	1,542
Total	$356,998	$—	$355,456	$1,542

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$81,452	$—	$81,452	$—
Mortgage-backed and CMOs	70,930	—	70,930	—
State and municipal	175,891	—	175,891	—
Corporate	10,590	—	10,590	—
Equity securities	1,486	—	—	1,486
Total	$340,349	$—	$338,863	$1,486

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2016	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of March 31, 2016
Securities available for sale:
Equity	$1,486	$—	$56	$—	$—	$1,542
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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2016 or the year ended December 31, 2015. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreements will not be collected when due. The measurement of the loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable.  The vast majority of the Company's collateral is real estate.  The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal, of one year or less, conducted by an independent, licensed appraiser using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value.  The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business's financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2016 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$785	$—	$785	$—
Impaired loans, net of valuation allowance	3,242	—	—	3,242
Other real estate owned, net	1,493	—	—	1,493

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,266	$—	$3,266	$—
Impaired loans, net of valuation allowance	2,948	—	—	2,948
Other real estate owned, net	2,184	—	—	2,184
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at March 31, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	30%

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%

Quantitative Information About Level 3 Fair Value Measurements at December 31, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	49%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
The carrying values and estimated fair values of the Company's financial instruments at March 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$87,531	$87,531	$—	$—	$87,531
Securities available for sale	356,998	—	355,456	1,542	356,998
Restricted stock	5,355	—	5,355	—	5,355
Loans held for sale	785	—	785	—	785
Loans, net of allowance	1,021,889	—	—	1,019,070	1,019,070
Bank owned life insurance	17,773	—	17,773	—	17,773
Accrued interest receivable	4,708	—	4,708	—	4,708

Financial Liabilities:
Deposits	$1,292,431	$—	$891,383	$402,487	$1,293,870
Repurchase agreements	42,184	—	42,184	—	42,184
Other borrowings	9,963	—	—	10,317	10,317
Junior subordinated debt	27,648	—	—	24,863	24,863
Accrued interest payable	663	—	663	—	663

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$95,337	$95,337	$—	$—	$95,337
Securities available for sale	340,349	—	338,863	1,486	340,349
Restricted stock	5,312	—	5,312	—	5,312
Loans held for sale	3,266	—	3,266	—	3,266
Loans, net of allowance	992,924	—	—	994,808	994,808
Bank owned life insurance	17,658	—	17,658	—	17,658
Accrued interest receivable	4,116	—	4,116	—	4,116

Financial Liabilities:
Deposits	$1,262,660	$—	$865,350	$396,551	$1,261,901
Repurchase agreements	40,611	—	40,611	—	40,611
Other borrowings	9,958	—	—	10,293	10,293
Junior subordinated debt	27,622	—	—	22,940	22,940
Accrued interest payable	655	—	655	—	655
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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2016 and December 31, 2015, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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

Segment information as of and for the three months ended March 31, 2016 and 2015 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,156	$—	$15	$—	$14,171
Interest expense	1,379	—	208	—	1,587
Noninterest income	2,158	1,134	5	—	3,297
Income before income taxes	5,616	655	(358)	—	5,913
Net income	3,907	457	(236)	—	4,128
Depreciation and amortization	760	3	—	—	763
Total assets	1,580,264	—	224,313	(222,023)	1,582,554
Goodwill	43,872	—	—	—	43,872
Capital expenditures	149	—	—	—	149

	Three Months Ended March 31, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,824	$—	$15	$—	$13,839
Interest expense	1,277	—	184	—	1,461
Noninterest income	1,983	1,168	5	—	3,156
Income (loss) before income taxes	4,507	650	(270)	—	4,887
Net income (loss)	3,225	468	(178)	—	3,515
Depreciation and amortization	738	3	—	—	741
Total assets	1,537,939	—	224,313	(222,154)	1,540,098
Goodwill	44,210	—	—	—	44,210
Capital expenditures	348	—	—	—	348

Note 15 – Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$26,345	$23,995
Interest-bearing deposits in other banks	61,186	75,254
Federal funds sold	—	13,616
Cash and Cash Equivalents	$87,531	$112,865

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,580	$1,410
Income taxes	—	—
Noncash investing and financing activities:
Transfer of loans to other real estate owned	(97)	(677)
Unrealized gains on securities available for sale	1,856	924

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	18,173
Restricted stock	—	587
Loans	—	114,884
Premises and equipment	—	1,245
Deferred income taxes	—	3,056
Core deposit intangible	—	1,839
Other real estate owned	—	168
Bank owned life insurance	—	1,955
Other assets	—	1,236

Liabilities assumed:
Deposits	—	137,323
Other liabilities	—	3,076

Consideration:
Issuance of common stock	—	20,483

Note 16 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2016 and 2015 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized gains on securities available for sale, net of tax, $432	802	—	802

Reclassification adjustment for gains on securities, net of tax, $(109)	(201)	—	(201)

Balance at March 31, 2015	$6,446	$(2,181)	$4,265

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized gains on securities available for sale, net of tax, $778	1,444	—	1,444

Reclassification adjustment for gains on securities, net of tax, $(128)	(238)	—	(238)

Balance at March 31, 2016	$5,328	$(1,832)	$3,496

Reclassifications Out of Accumulated Other Comprehensive Income
For the three months ended March 31, 2016 and 2015
(dollars in thousands)

For the Three Months Ended March 31, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$366	Securities gains, net
	(128)	Income taxes
Total reclassifications	$238	Net of tax

For the Three Months Ended March 31, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$310	Securities gains, net
	(109)	Income taxes
Total reclassifications	$201	Net of tax

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, may affect the operations, performance, business strategy, and results of the Company.  Those factors include but are not limited to the following:

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

CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration and (4) goodwill impairment.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2015.
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
The relationships and ratios used in calculating the allowance, including the qualitative factors, may change from period to period as facts and circumstances evolve.  Furthermore, management cannot provide assurance that in any particular period the Bank will not have sizable credit losses in relation to the amount reserved.  Management may find it necessary to significantly adjust the allowance, considering current factors at the time.
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
Non-GAAP Presentations
Non-GAAP presentations are provided because the Company believes these may be valuable to investors.  These include (1) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the impact to net interest income and pretax income from accretable and amortizable fair value adjustments attributable to the merger with MidCarolina Financial Corporation ("MidCarolina") in July 2011 and the merger with MainStreet BankShares, Inc. ("MainStreet") in January 2015.
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

RESULTS OF OPERATIONS
Earnings Performance
Three months ended March 31, 2016 and 2015
For the quarter ended March 31, 2016, the Company reported net income of $4,128,000 compared to $3,515,000 for the comparable quarter in 2015. The $613,000 or 17.4% increase in earnings was primarily due to the large increase in earning assets related to the January 2015 acquisition of MainStreet and the reduced provision expense in 2016. Provision expense in the 2015 quarter was unusually large and was related to the results of the quarterly review of expected cash flows from certain purchased credit impaired loans. Nonrecurring merger related expenses recognized in the first quarter 2015 are the primary contributor to the decrease in noninterest expenses for the quarterly period.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended March 31,	2016	2015	$ Change	% Change
Interest income	$14,171	$13,839	$332	2.4%
Interest expense	(1,587)	(1,461)	(126)	8.6
Net interest income	12,584	12,378	206	1.7
Provision for loan losses	(50)	(600)	550	(91.7)
Noninterest income	3,297	3,156	141	4.5
Noninterest expense	(9,918)	(10,047)	129	(1.3)
Income tax expense	(1,785)	(1,372)	(413)	30.1

Net income	$4,128	$3,515	$613	17.4

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
Three months ended March 31, 2016 and 2015
Net interest income on a taxable equivalent basis increased $179,000 or 1.4%, for the first quarter of 2016 compared to the same quarter of 2015.  This change was driven by an increase in average interest-earning assets of $41,991,000 or 3.0%, primarily related to the increase in loans.
For the first quarter of 2016, the Company's yield on interest-earning assets was 4.12%, compared to 4.16% for the first quarter of 2015.  The cost of interest-bearing liabilities was 0.62% compared to 0.57%, primarily related to a 12 basis point increase in the cost of time deposits. The cost of time deposits in the first quarter of 2016 was adversely impacted by the expiration of acquisition accounting discount from the MainStreet transaction which expired at the end of 2015. The interest rate spread was 3.50% compared to 3.59%.  The net interest margin, on a fully taxable equivalent basis, was 3.67% compared to 3.73%, a decrease of six basis points (0.06%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2016 and 2015.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2016	2015	2016	2015	2016	2015
Loans:
Commercial	$188,275	$139,120	$1,855	$1,826	3.96%	5.32%
Real estate	824,970	801,373	10,090	9,719	4.89	4.85
Consumer	5,506	15,328	231	240	16.87	6.35
Total loans	1,018,751	955,821	12,176	11,785	4.79	4.94

Securities:
Federal agencies & GSEs	88,283	74,850	378	245	1.71	1.31
Mortgage-backed & CMOs	75,891	65,558	400	378	2.11	2.31
State and municipal	166,187	190,216	1,493	1,763	3.59	3.71
Other	16,929	15,176	146	123	3.45	3.24
Total securities	347,290	345,800	2,417	2,509	2.78	2.90

Federal funds sold	—	14,580	—	4	—	0.11
Deposits in other banks	58,767	66,616	58	48	0.40	0.29

Total interest-earning assets	1,424,808	1,382,817	14,651	14,346	4.12	4.16

Non-earning assets	126,316	135,632

Total assets	$1,551,124	$1,518,449

Deposits:
Demand	$231,368	$212,673	36	18	0.06	0.03
Money market	205,274	202,935	76	71	0.15	0.14
Savings	117,650	107,683	14	12	0.05	0.05
Time	395,979	414,773	1,171	1,093	1.19	1.07
Total deposits	950,271	938,064	1,297	1,194	0.55	0.52

Customer repurchase agreements	44,412	53,181	1	3	0.01	0.02
Long-term borrowings	37,593	37,469	289	264	3.08	2.82
Total interest-bearing
liabilities	1,032,276	1,028,714	1,587	1,461	0.62	0.57

Noninterest bearing demand deposits	310,263	282,973
Other liabilities	9,060	10,676
Shareholders' equity	199,525	196,086
Total liabilities and
shareholders' equity	$1,551,124	$1,518,449

Interest rate spread					3.50%	3.59%
Net interest margin					3.67%	3.73%

Net interest income (taxable equivalent basis)			13,064	12,885
Less: Taxable equivalent adjustment			480	507
Net interest income			$12,584	$12,378

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended March 31,
	2016 vs. 2015
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$29	$(522)	$551
Real estate	371	83	288
Consumer	(9)	216	(225)
Total loans	391	(223)	614
Securities:
Federal agencies	133	84	49
Mortgage-backed	22	(34)	56
State and municipal	(270)	(53)	(217)
Other securities	23	8	15
Total securities	(92)	5	(97)
Federal funds sold	(4)	—	(4)
Deposits in other banks	10	16	(6)
Total interest income	305	(202)	507

Interest expense
Deposits:
Demand	18	16	2
Money market	5	4	1
Savings	2	1	1
Time	78	129	(51)
Total deposits	103	150	(47)
Customer repurchase agreements	(2)	(2)	—
Other borrowings	25	24	1
Total interest expense	126	172	(46)
Net interest income (taxable equivalent basis)	$179	$(374)	$553

Noninterest Income, three months ended March 31, 2016 and 2015
For the the quarter ended March 31, 2016, noninterest income increased $141,000 or 4.5% compared to the comparable 2015 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$930	$952	$(22)	(2.3)%
Service charges on deposit accounts	492	497	(5)	(1.0)
Other fees and commissions	672	588	84	14.3
Mortgage banking income	292	222	70	31.5
Securities gains, net	366	310	56	18.1
Brokerage fees	204	215	(11)	(5.1)
Income from Small Business Investment Companies (SBICs)	166	234	(68)	(29.1)
Other	175	138	37	26.8
Total noninterest income	$3,297	$3,156	$141	4.5
Trust income decreased slightly due to volatility in the equity markets. Service charge income was virtually unchanged for the 2016 quarter compared to the 2015 quarter. Mortgage banking income increased in the 2016 quarter, based on greater loan demand volume in existing markets. Securities gains increased in the 2016 quarter related to actions resulting from asset/liability strategy decisions. Income from Small Business Investment Companies (SBICs) reflected a $68,000 decrease compared to the 2015 quarter; this category of income is highly unpredictable.

Noninterest Expense, three months ended March 31, 2016 and 2015
For the three months ended March 31, 2016, noninterest expense decreased $129,000 or 1.3%. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense
Salaries	$4,215	$4,147	$68	1.6%
Employee benefits	1,114	1,075	39	3.6
Occupancy and equipment	1,099	1,172	(73)	(6.2)
FDIC assessment	188	185	3	1.6
Bank franchise tax	256	235	21	8.9
Core deposit intangible amortization	288	301	(13)	(4.3)
Data processing	444	462	(18)	(3.9)
Software	297	283	14	4.9
Other real estate, net	104	53	51	96.2
Merger related expenses	—	359	(359)	(100.0)
Other	1,913	1,775	138	7.8
Total noninterest expense	$9,918	$10,047	$(129)	(1.3)

Salaries and employee benefits expense increased in the 2016 quarter as compared to 2015 quarter due to normal annual increases. Foreclosed real estate expenses increased during the 2016 quarter primarily due to a loss of $50,000 on the sale of one foreclosed property. The first quarter of 2015 noninterest expenses reflected nonrecurring merger related expenses.
The efficiency ratio for the 2016 quarter was 61.36% compared to 63.90% for the 2015 quarter. The Company expects continued improvement in this ratio in coming quarters.

Income Taxes
The effective tax rate for the first quarter of 2016 was 30.19% compared to 28.07% for the first quarter of 2015. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and loans. The increase in the effective tax rate of 2.12% is related to a lower level of tax exempt municipal securities income.
Fair Value Impact to Net Income
The following table presents the impact for the three month period ended March 31, 2016 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet on net interest income and pretax income (dollars in thousands):

			March 31, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Three Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$257	$(2,804)
Purchase acquired impaired loans	Income	(7,066)	775	(6,291)
FHLB advances	Expense	42	(5)	37
Junior subordinated debt	Expense	1,761	(26)	1,735
Net Interest Income			1,001

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,683	(288)	$2,395
Net non-interest expense			(288)

Change in pretax income			$713

The following table presents the impact for the three month period ended March 31, 2015 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			March 31, 2015
	Income Statement Effect	Premium (Discount) Balance on December 31, 2014	Additions	Three Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(4,270)	$907	$(6,721)
Purchase acquired impaired loans	Income	(1,440)	(1,208)	163	(2,485)
FHLB Advances	Expense	65	—	(6)	59
Trust preferred securities	Expense	1,862	—	(25)	1,837
CD valuation	Expense	—	(288)	72	(216)
Brokered CD valuation	Expense	—	(2)	2	—
Net Interest Income			(5,768)	1,113

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(301)	$3,583
Net non-interest expense			1,839	(301)

Change in pretax income			$(3,929)	$812

During the first quarter 2016, the Company received two substantial payoffs of purchase acquired impaired loans from our MidCarolina acquisition that resulted in $460,000 in current quarter cash-basis accretion income. Of the $460,000, approximately $117,000 related to a consumer purpose loan. This is a relatively small segment of our loan portfolio and the additional accretion had a material and favorable impact on the segment’s yield for the quarter, which was 16.87% compared to 6.35% for the prior year quarter. In addition, the 2016 quarter was negatively impacted by the completed amortization of a time deposit valuation adjustment related to the MainStreet acquisition of $72,000, which increased interest expense.
Generally accepted accounting principles for business combinations require the acquired balance sheet to be valued at fair value at the time of the merger. In the context of acquiring a commercial bank, most of the balance sheet is interest rate sensitive and this can generate significant discounts or premiums to contractual values.  These discounts or premiums will have a potentially significant impact to net interest income and to net income.
The table below summarizes the impact of the fair value acquisition related accounting impact to net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three month periods indicated (dollars in thousands):

Three Months Ended March 31,	2016			2015

	MC	MS	Total	MC	MS	Total

Net interest income	$689	$312	$1,001	$410	703	$1,113
Core deposit amortization	(226)	(62)	(288)	(226)	(75)	(301)
Total pretax income	$463	$250	$713	$184	628	$812

       The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact will continue to decline in subsequent quarters.

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
The available for sale securities portfolio was $356,998,000 at March 31, 2016, compared to $340,349,000 at December 31, 2015, an increase of $16,649,000 or 4.9%. At March 31, 2016, the available for sale portfolio had an amortized cost of $348,801,000, resulting in a net unrealized gain of $8,197,000.  At December 31, 2015, the available for sale portfolio had an amortized cost of $334,008,000, resulting in a net unrealized gain of $6,341,000.
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer-term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments.
The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring and controlling average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to deploy its cash to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategies, and regulatory requirements.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $1,034,564,000 at March 31, 2016, compared to $1,005,525,000 at December 31, 2015, an increase of $29,039,000 or 2.9%. The increase is a result of organic growth in North Carolina and Virginia.
Loans held for sale totaled $785,000 at March 31, 2016 and $3,266,000 at December 31, 2015. Loan production volume was $10,500,000 for the three month period ending March 31, 2016 and $59,030,000 for the year ended December 31, 2015. These loans were approximately 60% purchase and 40% refinancing.

Management of the loan portfolio is organized around segments. Each segment is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Commercial	$196,110	$177,481
Commercial real estate:
Construction and land development	82,711	72,968
Commercial real estate	427,824	430,186
Residential real estate:
Residential	222,451	220,434
Home equity	100,019	98,449
Consumer	5,449	6,007
Total loans	$1,034,564	$1,005,525

Provision for Loan Losses
Provision for loan losses was $50,000 for the three month period ended March 31, 2016, compared to $600,000 for the same period ended March 31, 2015. The need for additional provision in the three month period ended March 31, 2016 was mitigated by improvement in various qualitative factors used in the determination of the allowance, notably asset quality and local economic conditions, Provision expense in the 2015 quarter was unusually large as a result of the quarterly review of expected cash flows from certain purchased credit impaired loans.
Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At March 31, 2016, the ALLL was $12,675,000 compared to $12,601,000 at December 31, 2015. The ALLL as a percentage of total loans was 1.23% and 1.25%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.35% at March 31, 2016, compared to 1.40% at December 31, 2015. On a dollar basis, the reserve was $12,227,000 at March 31, 2016, compared to $12,159,000 at December 31, 2015. The percentage of the reserve to total loans has declined due to improving local economic conditions and continued improvement in asset quality. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.75% at March 31, 2016, compared to 0.74% at December 31, 2015. On a dollar basis, the reserve was $32,000 at March 31, 2016, compared to $35,000 at December 31, 2015. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $406,000 over December 31, 2015. Newly evaluated impaired loans did not have an impact on the overall impairment allowance.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $415,000 at March 31, 2016 compared to $407,000 at December 31, 2015. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The decrease in this impairment for the current period is related to the recasting of expected cash flows during the third quarter, which utilized lifetime default probabilities and loss given default estimates. This recast also incorporated an upward migration in risk grades for loans in the acquired portfolio. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance at beginning of period	$12,601	$12,427

Charge-offs:
Construction and land development	—	20
Commercial real estate	—	462
Residential real estate	—	15
Home equity	—	308
Total real estate	—	805
Commercial and industrial	—	175
Consumer	40	220
Total charge-offs	40	1,200

Recoveries:
Construction and land development	3	81
Commercial real estate	4	43
Residential real estate	15	121
Home equity	4	18
Total real estate	26	263
Commercial and industrial	8	32
Consumer	30	129
Total recoveries	64	424

Net charge-offs (recoveries)	(24)	776
Provision for loan losses	50	950
Balance at end of period	$12,675	$12,601

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios
	March 31, 2016	December 31, 2015
Allowance to loans	1.23%	1.25%
ASC 450 (FAS 5) ALLL	1.35	1.40
Net charge-offs (recoveries) to allowance (1)	(0.76)	6.16
Net charge-offs (recoveries) to average loans (1)	(0.01)	0.08
Nonperforming assets to total assets	0.43	0.48
Nonperforming loans to loans	0.51	0.52
Provision to net charge-offs (recoveries) (1)	(208.33)	122.42
Provision to average loans (1)	—	0.10
Allowance to nonperforming loans	240.24	242.09
(1) - annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.51% at March 31, 2016 and 0.52% at December 31, 2015.
Nonperforming assets include nonperforming loans and other real estate owned ("OREO").  Nonperforming assets represented 0.43% of total assets at March 31, 2016, down from 0.48% at December 31, 2015.  This decrease was related primarily to the decreases in OREO and net charge-offs.
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

The following table presents the Company's nonperforming assets as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Nonperforming Assets
	March 31, 2016	December 31, 2015
Nonaccrual loans:
Real estate	$5,123	$5,106
Commercial	118	90
Consumer	35	9
Total nonaccrual loans	5,276	5,205

Loans past due 90 days
and accruing interest:	—	—

Total nonperforming loans	5,276	5,205

Other real estate owned	1,493	2,184

Total nonperforming assets	$6,769	$7,389
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Impaired Loans
	March 31, 2016	December 31, 2015
Accruing	$1,046	$1,171
Nonaccruing	3,255	3,536
Total impaired loans	$4,301	$4,707
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $1,806,000 in TDRs at March 31, 2016 compared to $1,958,000 at December 31, 2015.

Other Real Estate Owned
Other real estate owned was $1,493,000 and $2,184,000 as of March 31, 2016 and December 31, 2015, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Other Real Estate Owned
	March 31, 2016	December 31, 2015
Construction and land development	$159	$886
1-4 family residential	718	643
Commercial real estate	616	655
	$1,493	$2,184

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,292,431,000 at March 31, 2016 compared to $1,262,660,000 at December 31, 2015, an increase of $29,771,000 or 2.4%.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter of 2016 was 0.55%, up from 0.52% for the first quarter of 2015.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $200,443,000 at March 31, 2016 compared to $197,835,000 at December 31, 2015, an increase of $2,608,000 or 1.3%.
The Company paid cash dividends of $0.24 per share during the first three months of 2016 while the aggregate basic and diluted earnings per share for the same period was $0.48 per share.
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

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2016 and December 31, 2015. Management believes, as of March 31, 2016, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2016		Percentage At December 31, 2015
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.57	14.29	12.88	14.58
Tier 1 capital ratio	14.87	14.29	15.23	14.58
Total capital ratio	15.95	15.36	16.34	15.67

Leverage Capital Ratio:

Tier 1 leverage ratio	11.96	11.50	12.05	11.54
Stock Repurchase Plan
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorizes the repurchase of up to 300,000 shares of the Company's common shares over a two year period. The share purchase limit was established at such number to equal to approximately 3.5% of the 8,622,000 shares then outstanding at the time the Board approved the program.
In the three month period ended March 31, 2016, the Company repurchased 38,887 shares at an average cost of $24.78 per share, for a total cost of $964,000. No shares were repurchased during the same period in 2015.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2016, principal advance obligations to the FHLB consisted of $9,963,000 in fixed-rate, long-term advances compared to $9,958,000 in fixed-rate, long-term advances at December 31, 2015.  The Company also had outstanding $70,700,000 in letters of credit at March 31, 2016 and at December 31, 2015. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Company ("FDIC") insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at March 31, 2016.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2016 and December 31, 2015, were $26,622,000 and $23,633,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at March 31, 2016 and at December 31, 2015 were as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$308,864	$301,360
Standby letters of credit	4,005	4,286
Mortgage loan rate-lock commitments	7,695	5,365
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

Interest Rate Risk Management
Interest rate risk and its impact on net interest income is a primary market risk exposure.  The Company manages its exposure to fluctuations in interest rates through policies approved by the ALCO and Board of Directors, both of which receive and review periodic reports of the Company's interest rate risk position.
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2016 is asset sensitive. As of early 2016, management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.

Earnings Simulation

The following tables shows the estimated impact of changes in interest rates on net interest income as of March 31, 2016 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	March 31, 2016
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$7,533	15.5%
Up 3.00%	5,740	11.8
Up 2.00%	3,872	8.0
Up 1.00%	1,947	11.8
Flat	—	—
Down 0.25%	(672)	11.8
Down 0.50%	(1,413)	(3.0)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2016 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	March 31, 2016
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$274,676	$65,561	31.4%
Up 3.00%	269,169	60,054	11.8
Up 2.00%	258,986	49,871	23.8
Up 1.00%	239,668	30,553	11.8
Flat	209,115	—	—
Down 0.25%	199,138	(9,977)	11.8
Down 0.50%	188,656	(20,459)	(9.8)
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 19, 2015, the Company's Board of Directors authorized a share repurchase program of up to 300,000 shares of the Company's outstanding common stock for a period of two years.  Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.  The actual timing, number, and value of shares repurchased under the program will be determined by management.
Shares of the Company's common stock were repurchased during the three months ended March 31, 2016, as detailed below.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 247,412 shares of the Company's common stock as of March 31, 2016.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

January 31, 2016	30,166	$24.90	30,166	256,133
February 29, 2016	8,721	24.37	8,721	247,412
March 31, 2016	—	—	—	247,412
Total	38,887	$24.78	38,887

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2016 and March 31, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 9, 2016	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Date - May 9, 2016	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Date - May 9, 2016	(principal accounting officer)