Form 10-Q
period 2016-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2016-08-08
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At August 4, 2016, the Company had 8,609,160 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

		(*)
Assets	(Unaudited) June 30, 2016	December 31, 2015
Cash and due from banks	$21,625	$19,352
Interest-bearing deposits in other banks	51,716	75,985

Securities available for sale, at fair value	362,800	340,349
Restricted stock, at cost	5,362	5,312
Loans held for sale	4,692	3,266

Loans, net of unearned income	1,057,959	1,005,525
Less allowance for loan losses	(12,674)	(12,601)
Net loans	1,045,285	992,924

Premises and equipment, net	22,878	23,567
Other real estate owned, net of valuation allowance $134 in 2016 and $329 in 2015	1,289	2,184
Goodwill	43,872	43,872
Core deposit intangibles, net	2,107	2,683
Bank owned life insurance	17,885	17,658
Accrued interest receivable and other assets	22,140	20,447
Total assets	$1,601,651	$1,547,599

Liabilities
Demand deposits -- noninterest bearing	$321,442	$322,442
Demand deposits -- interest bearing	205,440	227,030
Money market deposits	252,118	200,495
Savings deposits	116,047	115,383
Time deposits	403,338	397,310
Total deposits	1,298,385	1,262,660

Customer repurchase agreements	53,369	40,611
Long-term borrowings	9,969	9,958
Junior subordinated debt	27,673	27,622
Accrued interest payable and other liabilities	9,551	8,913
Total liabilities	1,398,947	1,349,764

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,609,160 shares outstanding at June 30, 2016 and 8,622,007 shares outstanding at December 31, 2015	8,572	8,605
Capital in excess of par value	74,753	75,375
Retained earnings	115,648	111,565
Accumulated other comprehensive income, net	3,731	2,290
Total shareholders' equity	202,704	197,835
Total liabilities and shareholders' equity	$1,601,651	$1,547,599
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and Dividend Income:
Interest and fees on loans	$11,642	$11,767	$23,757	$23,537
Interest on federal funds sold	—	1	—	5
Interest and dividends on securities:
Taxable	1,150	994	2,234	1,969
Tax-exempt	817	940	1,640	1,900
Dividends	93	85	184	167
Other interest income	67	50	125	98
Total interest and dividend income	13,769	13,837	27,940	27,676
Interest Expense:
Interest on deposits	1,314	1,184	2,611	2,378
Interest on short-term borrowings	1	2	2	5
Interest on long-term borrowings	81	81	162	161
Interest on junior subordinated debt	213	188	421	372
Total interest expense	1,609	1,455	3,196	2,916
Net Interest Income	12,160	12,382	24,744	24,760
Provision for Loan Losses	50	100	100	700
Net Interest Income After Provision for Loan Losses	12,110	12,282	24,644	24,060
Noninterest Income:
Trust fees	961	1,005	1,891	1,957
Service charges on deposit accounts	514	525	1,006	1,022
Other fees and commissions	656	607	1,328	1,195
Mortgage banking income	365	389	657	611
Securities gains, net	222	237	588	547
Brokerage fees	223	211	427	426
Income from Small Business Investment Companies	72	94	238	328
Other	354	190	529	328
Total noninterest income	3,367	3,258	6,664	6,414
Noninterest Expense:
Salaries	4,031	4,308	8,246	8,455
Employee benefits	1,055	1,111	2,169	2,186
Occupancy and equipment	1,059	1,024	2,158	2,196
FDIC assessment	193	195	381	380
Bank franchise tax	256	220	512	455
Core deposit intangible amortization	288	300	576	601
Data processing	459	483	903	945
Software	274	277	571	560
Other real estate owned, net	76	133	209	186
Merger related expense	—	1,502	—	1,861
Other	1,965	2,089	3,849	3,864
Total noninterest expense	9,656	11,642	19,574	21,689
Income Before Income Taxes	5,821	3,898	11,734	8,785
Income Taxes	1,733	1,018	3,518	2,390
Net Income	$4,088	$2,880	$8,216	$6,395

Net Income Per Common Share:
Basic	$0.47	$0.33	$0.95	$0.73
Diluted	$0.47	$0.33	$0.95	$0.73
Average Common Shares Outstanding:
Basic	8,610,156	8,707,504	8,610,998	8,713,528
Diluted	8,619,833	8,715,934	8,616,873	8,722,266
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2016	2015
Net income	$4,088	$2,880

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	583	(2,628)
Tax effect	(204)	920

Reclassification adjustment for gains on sales of securities	(222)	(237)
Tax effect	78	82

Other comprehensive income (loss)	235	(1,863)

Comprehensive income	$4,323	$1,017

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2016	2015
Net income	$8,216	$6,395

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	2,805	(1,394)
Tax effect	(982)	488

Reclassification adjustment for gains on sales of securities	(588)	(547)
Tax effect	206	191

Other comprehensive income (loss)	1,441	(1,262)

Comprehensive income	$9,657	$5,133
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	6,395	—	6,395

Other comprehensive income (loss)	—	—	—	(1,262)	(1,262)

Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483

Stock repurchased (51,982 shares)	(52)	(1,123)	—	—	(1,175)

Stock options exercised (14,642 shares)	15	250	—	—	265

Equity based compensation (26,760 shares)	10	392	—	—	402

Cash dividends paid, $0.46 per share	—	—	(4,005)	—	(4,005)

Balance, June 30, 2015	$8,671	$76,826	$106,984	$2,402	$194,883

Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	8,216	—	8,216

Other comprehensive income	—	—	—	1,441	1,441

Stock repurchased (47,976 shares)	(48)	(1,155)	—	—	(1,203)

Stock options exercised (4,134 shares)	4	97	—	—	101

Vesting of restricted stock (3,046 shares)	3	(3)	—	—	—

Equity based compensation (30,995 shares)	8	439	—	—	447

Cash dividends paid, $0.48 per share	—	—	(4,133)	—	(4,133)

Balance, June 30, 2016	$8,572	$74,753	$115,648	$3,731	$202,704
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$8,216	$6,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	700
Depreciation	949	882
Net accretion of acquisition accounting adjustments	(1,353)	(1,957)
Core deposit intangible amortization	576	601
Net amortization of securities	1,356	1,369
Net gains on sale or call of securities	(588)	(547)
Gain on sale of loans held for sale	(514)	(481)
Proceeds from sales of loans held for sale	30,465	25,601
Originations of loans held for sale	(31,377)	(27,224)
Net loss (gain) on other real estate owned	64	(10)
Valuation allowance on other real estate owned	76	63
Net loss (gain) on sale of premises and equipment	8	(5)
Equity based compensation expense	447	402
Net change in bank owned life insurance	(227)	(228)
Deferred income tax (benefit) expense	(1,763)	83
Net change in interest receivable	(858)	391
Net change in other assets	151	(350)
Net change in interest payable	13	(40)
Net change in other liabilities	625	(1,161)
Net cash provided by operating activities	6,366	4,484

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	9,317	7,429
Proceeds from maturities, calls and paydowns of securities available for sale	63,183	57,846
Purchases of securities available for sale	(93,501)	(60,117)
Net change in restricted stock	(50)	(224)
Net increase in loans	(51,143)	(26,465)
Proceeds from sale of premises and equipment	1	42
Purchases of premises and equipment	(269)	(601)
Proceeds from sales of other real estate owned	852	1,047
Cash paid in bank acquisition	—	(5,935)
Cash acquired in bank acquisition	—	18,173
Net cash used in investing activities	(71,610)	(8,805)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	29,697	39,984
Net change in time deposits	6,028	(18,980)
Net change in customer repurchase agreements	12,758	(3,357)
Common stock dividends paid	(4,133)	(4,005)
Repurchase of common stock	(1,203)	(1,175)
Proceeds from exercise of stock options	101	265
Net cash provided by financing activities	43,248	12,732

Net (Decrease) Increase in Cash and Cash Equivalents	(21,996)	8,411

Cash and Cash Equivalents at Beginning of Period	95,337	67,303

Cash and Cash Equivalents at End of Period	$73,341	$75,714
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other than temporary impairment, the valuation of deferred tax assets and liabilities, and the valuation of other real estate owned (OREO).
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
During March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting." The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (1) income tax consequences; (2) classification of awards as either equity or liabilities; and (3) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.
During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
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
The net impact of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the MainStreet acquisition had the following impact on the Consolidated Statements of Income during the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Acquired performing loans	$115	$216
Purchase acquired impaired loans	370	803
CD valuation	—	—
Brokered CD valuation	—	—
Amortization of core deposit intangible	(124)	(147)
Net impact to income before taxes	$361	$872

Note 3 – Securities
The amortized cost and fair value of investments in debt and equity securities at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$100,348	$381	$1	$100,728
Mortgage-backed and CMOs	80,948	1,467	19	82,396
State and municipal	162,905	6,037	7	168,935
Corporate	8,752	87	—	8,839
Equity securities	1,288	614	—	1,902
Total securities available for sale	$354,241	$8,586	$27	$362,800

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,601	$170	$319	$81,452
Mortgage-backed and CMOs	70,520	799	389	70,930
State and municipal	170,268	5,659	36	175,891
Corporate	10,619	28	57	10,590
Equity securities	1,000	486	—	1,486
Total securities available for sale	$334,008	$7,142	$801	$340,349
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
FRB stock	$3,547	$3,535
FHLB stock	1,815	1,777
Total restricted stock	$5,362	$5,312
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$8,505	$1	$8,505	$1	$—	$—
Mortgage-backed and CMOs	2,589	19	648	1	1,941	18
State and municipal	5,064	7	4,244	7	820	—
Total	$16,158	$27	$13,397	$9	$2,761	$18
GSE debt securities: The unrealized loss on the Company's investment in two government sponsored entity ("GSE") securities was caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in six GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.
State and municipal securities:  The unrealized losses on seven state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.
Corporate securities:  The Company had zero investments with unrealized losses in corporate securities. In prior periods when unrealized losses were shown they were caused by interest rate increases. The contractual terms of those investments did not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company did not intend to sell the investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost basis, which may have been maturity, the Company did not consider those investments to be other-than-temporarily impaired at June 30, 2016.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2016, and no impairment has been recognized.
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
Other-Than-Temporary-Impaired Securities
As of June 30, 2016 and December 31, 2015, there were no securities classified as other-than-temporary impaired.

Note 4 – Loans
Loans, excluding loans held for sale, at June 30, 2016 and December 31, 2015, were comprised of the following (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial	$201,381	$177,481
Commercial real estate:
Construction and land development	89,451	72,968
Commercial real estate	438,164	430,186
Residential real estate:
Residential	216,857	220,434
Home equity	107,007	98,449
Consumer	5,099	6,007
Total loans	$1,057,959	$1,005,525
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Outstanding principal balance	$123,770	$145,380
Carrying amount	115,084	135,254
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Outstanding principal balance	$36,401	$40,951
Carrying amount	30,302	33,878
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Balance at January 1	$7,299	$1,440
Additions from merger with MainStreet	—	7,140
Accretion	(1,902)	(4,313)
Other changes, net	645	3,032
	$6,042	$7,299

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$—	$3	$—	$74	$77	$201,304	$201,381
Commercial real estate:
Construction and land development	—	28	—	86	114	89,337	89,451
Commercial real estate	1	—	—	933	934	437,230	438,164
Residential:
Residential	548	258	—	1,688	2,494	214,363	216,857
Home equity	191	57	—	628	876	106,131	107,007
Consumer	29	9	—	3	41	5,058	5,099
Total	$769	$355	$—	$3,412	$4,536	$1,053,423	$1,057,959
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$137	$—	$—	$90	$227	$177,254	$177,481
Commercial real estate:
Construction and land development	—	—	—	258	258	72,710	72,968
Commercial real estate	135	182	—	2,497	2,814	427,372	430,186
Residential:
Residential	913	398	—	1,731	3,042	217,392	220,434
Home equity	140	12	—	620	772	97,677	98,449
Consumer	53	1	—	9	63	5,944	6,007
Total	$1,378	$593	$—	$5,205	$7,176	$998,349	$1,005,525

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$3	$3	$—	$3	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	1,577	1,577	—	1,096	40
Residential:
Residential	2	3	—	1	2
Home equity	6	6	—	117	1
Consumer	10	10	—	11	—
	$1,598	$1,599	$—	$1,228	$43
With a related allowance recorded:
Commercial *	98	98	—	102	1
Commercial real estate:
Construction and land development	291	291	4	410	10
Commercial real estate	384	384	2	413	7
Residential
Residential	1,415	1,420	22	1,588	9
Home equity*	271	270	—	341	2
Consumer*	1	1	—	15	—
	$2,460	$2,464	$28	$2,869	$29
Total:
Commercial	$101	$101	$—	$105	$1
Commercial real estate:
Construction and land development	291	291	4	410	10
Commercial real estate	1,961	1,961	2	1,509	47
Residential:
Residential	1,417	1,423	22	1,589	11
Home equity	277	276	—	458	3
Consumer	11	11	—	26	—
	$4,058	$4,063	$28	$4,097	$72
*Allowance is reported as zero in the table due to presentation in thousands and rounding.

The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4	$4	$—	$47	$—
Commercial real estate:
Construction and land development	205	205	—	220	—
Commercial real estate	1,202	1,206	—	1,504	1
Residential:
Residential	127	124	—	126	—
Home equity	173	173	—	305	—
Consumer	13	13	—	14	—
	$1,724	$1,725	$—	$2,216	$1
With a related allowance recorded:
Commercial*	$91	$91	$—	$99	$—
Commercial real estate:
Construction and land development	448	449	6	563	26
Commercial real estate	390	391	3	353	17
Residential:
Residential*	1,649	1,690	—	1,034	22
Home equity	397	396	25	327	—
Consumer	8	9	1	11	—
	$2,983	$3,026	$35	$2,387	$65
Total:
Commercial	$95	$95	$—	$146	$—
Commercial real estate:
Construction and land development	653	654	6	783	26
Commercial real estate	1,592	1,597	3	1,857	18
Residential:
Residential	1,776	1,814	—	1,160	22
Home equity	570	569	25	632	—
Consumer	21	22	1	25	—
	$4,707	$4,751	$35	$4,603	$66
*Allowance is reported as zero in the table due to presentation in thousands and rounding.

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2016 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$24	$24
Commercial real estate	1	937	937
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	2	1
Consumer	—	—	—
Total	3	$963	$962

	Loans Modified as a TDR for the
	Six Months Ended June 30, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$24	$24
Commercial real estate	2	1,005	1,003
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	2	1
Consumer	—	—	—
Total	4	$1,031	$1,028
The following tables show the detail of loans modified as TDRs during the three and six months ended June 30, 2015 included in the impaired loan balances (dollars in thousands):

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
During the three and six months ended June 30, 2016 and 2015, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $1,208,000 in residential real estate loans in the process of foreclosure at June 30, 2016 and $533,000 and $643,000 in residential other real estate owned at June 30, 2016 and December 31, 2015, respectively.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$200,609	$86,580	$426,666	$199,337	$104,426
Special Mention	683	818	6,811	12,517	1,548
Substandard	89	2,053	4,687	5,003	1,033
Doubtful	—	—	—	—	—
Total	$201,381	$89,451	$438,164	$216,857	$107,007
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,061
Nonperforming	38
Total	$5,099

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$175,963	$68,853	$418,719	$200,008	$96,142
Special Mention	1,364	1,210	5,860	14,638	1,314
Substandard	154	2,905	5,607	5,788	993
Doubtful	—	—	—	—	—
Total	$177,481	$72,968	$430,186	$220,434	$98,449
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,999
Nonperforming	8
Total	$6,007

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

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Six Months Ended June 30, 2015
Allowance for Loan Losses
Balance, beginning of period	$12,601	$12,427	$12,427
Provision for loan losses	100	950	700
Charge-offs	(158)	(1,200)	(630)
Recoveries	131	424	296
Balance, end of period	$12,674	$12,601	$12,793

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$184	$163	$163
Provision for unfunded commitments	12	21	13
Charge-offs	—	—	—
Balance, end of period	$196	$184	$176
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2016 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2015:	$2,065	$6,930	$3,546	$60	$12,601
Charge-offs	(40)	—	(40)	(78)	(158)
Recoveries	12	16	36	67	131
Provision for loan losses	184	(55)	(32)	3	100
Balance at June 30, 2016:	$2,221	$6,891	$3,510	$52	$12,674

Balance at June 30, 2016:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$6	$22	$—	$28
Collectively evaluated for impairment	2,216	6,760	3,253	52	12,281
Acquired impaired loans	5	125	235	—	365
Total	$2,221	$6,891	$3,510	$52	$12,674

Loans
Individually evaluated for impairment	$101	$2,252	$1,694	$11	$4,058
Collectively evaluated for impairment	200,730	511,742	306,055	5,072	1,023,599
Acquired impaired loans	550	13,621	16,115	16	30,302
Total	$201,381	$527,615	$323,864	$5,099	$1,057,959

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

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2016, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2015	$43,872	$2,683
Additions	—	—
Amortization	—	(576)
Impairment	—	—
Balance at June 30, 2016	$43,872	$2,107
Note 7 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted solely of customer repurchase agreements at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015

Customer repurchase agreements	$53,369	$40,611
	$53,369	$40,611
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2016, $424,116,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016			December 31, 2015
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,969	2.98%	November 30, 2017	$9,958	2.98%
The advance due in November 2017 is net of a fair value discount of $31,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2016, the Bank's public deposits totaled $160,185,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2016, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $142,438,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

Note 9 – Junior Subordinated Debt
On April 7, 2006, AMNB Statutory Trust I, a Delaware statutory trust and a wholly owned unconsolidated subsidiary of the Company, issued $20,000,000 of preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  The Trust Preferred Securities mature on June 30, 2036, but may be redeemed at the Company's option beginning on September 30, 2011.  Initially, the securities required quarterly distributions by the trust to the holder of the Trust Preferred Securities at a fixed rate of 6.66%.  Effective September 30, 2011, the rate resets quarterly at the three-month LIBOR plus 1.35%.  Distributions are cumulative and will accrue from the date of original issuance, but may be deferred by the Company from time to time for up to 20 consecutive quarterly periods.  The Company has guaranteed the payment of all required distributions on the Trust Preferred Securities. The proceeds of the Trust Preferred Securities received by the trust, along with proceeds of $619,000 received by the trust from the issuance of common securities by the trust to the Company, were used to purchase $20,619,000 of the Company's junior subordinated debt securities (the "Junior Subordinated Debt"), issued pursuant to junior subordinated debentures entered into between the Company and Wilmington Trust Company, as trustee.  The proceeds of the Junior Subordinated Debt were used to fund the cash portion of the merger consideration to the former shareholders of Community First Financial Corporation in connection with the Company's acquisition of that company in 2006, and for general corporate purposes.
On July 1, 2011, in connection with the MidCarolina merger, the Company assumed $8,764,000 in junior subordinated debt to MidCarolina Trust I and MidCarolina Trust II, two separate Delaware statutory trusts (the "MidCarolina Trusts"), to fully and unconditionally guarantee the preferred securities issued by the MidCarolina Trusts. These long-term obligations, which currently qualify as Tier 1 capital, constitute a full and unconditional guarantee by the Company of the MidCarolina Trusts' obligations. The MidCarolina Trusts were not consolidated in the Company's financial statements.
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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					June 30, 2016	December 31, 2015
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,237	4,209

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,817	2,794

					$27,673	$27,622
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $918,000 and $946,000, respectively at June 30, 2016 and December 31, 2015. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
A summary of stock option transactions for the six months ended June 30, 2016 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	67,871	$24.47
Acquired in acquisition	—	—
Granted	—	—
Exercised	(4,134)	24.30
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2016	63,737	$24.48	2.14 years	$97
Exercisable at June 30, 2016	63,737	$24.48	2.14 years	$97
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  As of June 30, 2016, there was no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2016 cliff vests at the end of a 36 month period beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2016 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2015	41,563	$22.15
Granted	24,091	22.77
Vested	(19,219)	21.47
Forfeited	(547)	21.98
Nonvested at June 30, 2016	45,888	$22.76
As of June 30, 2016 and December 31, 2015, there was $640,000 and $594,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.71 years.  The share based compensation expense for nonvested restricted stock was $249,000 and $173,000 during the first six months of 2016 and 2015, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received in the form of either (a) $1,667 in cash or (b) shares of immediately vested, but restricted stock with a market value of $2,083. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2016, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 7,451 and 5,953 shares and recognized share based compensation expense of $198,000 and $135,000 during the first six months of 2016 and 2015, respectively.

Note 11 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following tables present basic and diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,610,156	$0.47	8,707,504	$0.33
Effect of dilutive securities - stock options	9,677	—	8,430	—
Diluted earnings per share	8,619,833	$0.47	8,715,934	$0.33

	Six Months Ended June 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,610,998	$0.95	8,713,528	$0.73
Effect of dilutive securities - stock options	5,875	—	8,738	—
Diluted earnings per share	8,616,873	$0.95	8,722,266	$0.73
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the six month periods ended June 30, 2016 and 2015 because their effects were anti-dilutive, averaged 30,571 and 79,726 shares, respectively.
Note 12 – Employee Benefit Plans
The following information for the six months ended June 30, 2016 and 2015 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six months ended June 30,
	2016	2015
Service cost	$—	$—
Interest cost	134	148
Expected return on plan assets	(192)	(230)
Recognized net actuarial loss	114	308

Net periodic cost	$56	$226

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

The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2016 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$100,728	$—	$100,728	$—
Mortgage-backed and CMOs	82,396	—	82,396	—
State and municipal	168,935	—	168,935	—
Corporate	8,839	—	8,839	—
Equity securities	1,902	—	1,902	—
Total	$362,800	$—	$362,800	$—

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$81,452	$—	$81,452	$—
Mortgage-backed and CMOs	70,930	—	70,930	—
State and municipal	175,891	—	175,891	—
Corporate	10,590	—	10,590	—
Equity securities	1,486	—	—	1,486
Total	$340,349	$—	$338,863	$1,486

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2016	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of June 30, 2016
Securities available for sale:
Equity	$1,486	$—	$93	$—	$(1,579)	$—
The Company's investment in preferred securities ,a level 3 input, was converted into common stock, a level 1 input, at June 29, 2016.
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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2016 or the year ended December 31, 2015. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2016 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$4,692	$—	$4,692	$—
Impaired loans, net of valuation allowance	2,432	—	—	2,432
Other real estate owned, net	1,289	—	—	1,289

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,266	$—	$3,266	$—
Impaired loans, net of valuation allowance	2,948	—	—	2,948
Other real estate owned, net	2,184	—	—	2,184

The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at June 30, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	49%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
The carrying values and estimated fair values of the Company's financial instruments at June 30, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$73,341	$73,341	$—	$—	$73,341
Securities available for sale	362,800		362,477	—	362,477
Restricted stock	5,362	—	5,362	—	5,362
Loans held for sale	4,692	—	4,692	—	4,692
Loans, net of allowance	1,045,285	—	—	1,048,001	1,048,001
Bank owned life insurance	17,885	—	17,885	—	17,885
Accrued interest receivable	4,974	—	4,974	—	4,974

Financial Liabilities:
Deposits	$1,298,385	$—	$895,047	$405,688	$1,300,735
Repurchase agreements	53,369	—	53,369	—	53,369
Other borrowings	9,969	—	—	10,285	10,285
Junior subordinated debt	27,673	—	—	26,856	26,856
Accrued interest payable	668	—	668	—	668

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$95,337	$95,337	$—	$—	$95,337
Securities available for sale	340,349	—	338,863	1,486	340,349
Restricted stock	5,312	—	5,312	—	5,312
Loans held for sale	3,266	—	3,266	—	3,266
Loans, net of allowance	992,924	—	—	994,808	994,808
Bank owned life insurance	17,658	—	17,658	—	17,658
Accrued interest receivable	4,116	—	4,116	—	4,116

Financial Liabilities:
Deposits	$1,262,660	$—	$865,350	$396,551	$1,261,901
Repurchase agreements	40,611	—	40,611	—	40,611
Other borrowings	9,958	—	—	10,293	10,293
Junior subordinated debt	27,622	—	—	22,940	22,940
Accrued interest payable	655	—	655	—	655
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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2016 and December 31, 2015, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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

Segment information as of and for the three and six months ended June 30, 2016 and 2015 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,754	$—	$15	$—	$13,769
Interest expense	1,396	—	213	—	1,609
Noninterest income	2,177	1,184	6	—	3,367
Income (loss) before income taxes	5,566	679	(424)	—	5,821
Net income (loss)	3,891	477	(280)	—	4,088
Depreciation and amortization	759	3	—	—	762
Total assets	1,597,722	—	230,456	(226,527)	1,601,651
Goodwill	43,872	—	—	—	43,872
Capital expenditures	120	—	—	—	120

	Three Months Ended June 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,822	$—	$15	$—	$13,837
Interest expense	1,267	—	188	—	1,455
Noninterest income	2,038	1,215	5	—	3,258
Income (loss) before income taxes	3,647	573	(322)	—	3,898
Net income (loss)	2,671	422	(213)	—	2,880
Depreciation and amortization	739	3	—	—	742
Total assets	1,522,208	—	222,526	(220,378)	1,524,356
Goodwill	44,210	—	—	—	44,210
Capital expenditures	232	21	—	—	253

	Six Months Ended June 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$27,910	$—	$30	$—	$27,940
Interest expense	2,775	—	421	—	3,196
Noninterest income	4,335	2,318	11	—	6,664
Income (loss) before income taxes	11,182	1,334	(782)	—	11,734
Net income (loss)	7,798	934	(516)	—	8,216
Depreciation and amortization	1,519	6	—	—	1,525
Total assets	1,597,722	—	230,456	(226,527)	1,601,651
Goodwill	43,872	—	—	—	43,872
Capital expenditures	269	—	—	—	269

	Six Months Ended June 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$27,646	$—	$30	$—	$27,676
Interest expense	2,544	—	372	—	2,916
Noninterest income	4,021	2,383	10	—	6,414
Income (loss) before income taxes	8,154	1,223	(592)	—	8,785
Net income (loss)	5,896	890	(391)	—	6,395
Depreciation and amortization	1,477	6	—	—	1,483
Total assets	1,522,208	—	222,526	(220,378)	1,524,356
Goodwill	44,210	—	—	—	44,210
Capital expenditures	580	21	—	—	601
Note 15 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$21,625	$24,548
Interest-bearing deposits in other banks	51,716	50,758
Federal funds sold	—	408
Cash and Cash Equivalents	$73,341	$75,714

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,183	$2,905
Income taxes	3,397	2,415
Noncash investing and financing activities:
Transfer of loans to other real estate owned	97	1,047
Unrealized gains on securities available for sale	2,217	(1,941)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	18,800
Restricted stock	—	738
Loans	—	114,902
Premises and equipment	—	1,475
Deferred income taxes	—	2,683
Core deposit intangible	—	1,839
Other real estate owned	—	168
Bank owned life insurance	—	1,955
Other assets	—	917

Liabilities assumed:
Deposits	—	137,323
Other liabilities	—	3,076

Consideration:
Issuance of common stock	—	20,483

Note 16 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2016 and 2015 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2015	$6,446	$(2,181)	$4,265

Net unrealized gains on securities available for sale, net of tax, $(920)	(1,708)	—	(1,708)

Reclassification adjustment for gains on securities, net of tax, $(82)	(155)	—	(155)

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

Balance at March 31, 2016	$5,328	$(1,832)	$3,496

Net unrealized gains on securities available for sale, net of tax, $204	379	—	379

Reclassification adjustment for gains on securities, net of tax, $(78)	(144)	—	(144)

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized gains on securities available for sale, net of tax, $(488)	(906)	—	(906)

Reclassification adjustment for gains on securities, net of tax, $(191)	(356)	—	(356)

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized losses on securities available for sale, net of tax, $982	1,823	—	1,823

Reclassification adjustment for gains on securities, net of tax, $(206)	(382)	—	(382)

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

Reclassifications Out of Accumulated Other Comprehensive Income
For the three and six months ended June 30, 2016 and 2015
(dollars in thousands)

For the Three Months Ended June 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$222	Securities gains, net
	(78)	Income taxes
Total reclassifications	$144	Net of tax

For the Three Months Ended June 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$237	Securities gains, net
	(82)	Income taxes
Total reclassifications	$155	Net of tax

For the Six Months Ended June 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$588	Securities gains, net
	(206)	Income taxes
Total reclassifications	$382	Net of tax

For the Six Months Ended June 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$547	Securities gains, net
	(191)	Income taxes
Total reclassifications	$356	Net of tax
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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2015, may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to, the following:

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

•
Competition among financial institutions may increase, and competitors may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than the Company;

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
Calculation and analysis of the ALLL is prepared quarterly by the Finance Department.  The Company's Credit Committee, Risk and Compliance Committee, Audit Committee, and the Board of Directors review the allowance for adequacy.
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

RESULTS OF OPERATIONS
Earnings Performance
Three months ended June 30, 2016 and 2015
For the quarter ended June 30, 2016, the Company reported net income of $4,088,000 compared to $2,880,000 for the comparable quarter in 2015. The $1,208,000 or 41.9% increase was primarily related to non-recurring MainStreet acquisition expenses, which totaled $1,502,000 for the second quarter of 2015.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended June 30,	2016	2015	$ Change	% Change
Interest income	$13,769	$13,837	$(68)	(0.5)%
Interest expense	(1,609)	(1,455)	(154)	10.6
Net interest income	12,160	12,382	(222)	(1.8)
Provision for loan losses	(50)	(100)	50	(50.0)
Noninterest income	3,367	3,258	109	3.3
Noninterest expense	(9,656)	(11,642)	1,986	(17.1)
Income tax expense	(1,733)	(1,018)	(715)	70.2

Net income	$4,088	$2,880	$1,208	41.9
Six months ended June 30, 2016 and 2015
For the six month period ended June 30, 2016, the Company reported net income of $8,216,000 compared to $6,395,000 for the comparable period in 2015. The $1,821,000 or 28.5% increase in earnings was primarily related to non-recurring MainStreet acquisition expenses, which totaled $1,861,000 for the first half of 2015.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Six months ended June 30,	2016	2015	$ Change	% Change
Interest income	$27,940	$27,676	$264	1.0%
Interest expense	(3,196)	(2,916)	(280)	9.6
Net interest income	24,744	24,760	(16)	(0.1)
Provision for loan losses	(100)	(700)	600	(85.7)
Noninterest income	6,664	6,414	250	3.9
Noninterest expense	(19,574)	(21,689)	2,115	(9.8)
Income tax expense	(3,518)	(2,390)	(1,128)	47.2

Net income	$8,216	$6,395	$1,821	28.5
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

Three months ended June 30, 2016 and 2015
Net interest income on a taxable equivalent basis decreased $268,000 or 2.1%, for the second quarter of 2016 compared to the same quarter of 2015.  The decrease was a result of the decline in accretion income but was offset by increased average loans, securities and time deposits in the 2016 quarter compared to the 2015 quarter.
For the second quarter of 2016, the Company's yield on interest-earning assets was 3.89%, compared to 4.11% for the second quarter of 2015.  The cost of interest-bearing liabilities was 0.61% compared to 0.56%, primarily related to an eight basis point increase in the cost of time deposits. The interest rate spread was 3.28% compared to 3.55%. The net interest margin, on a fully taxable equivalent basis, was 3.45% compared to 3.69%, a decrease of twenty-four basis points (0.24%).

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2016 and 2015.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2016	2015	2016	2015	2016	2015
Loans:
Commercial	$200,000	$155,752	$1,976	$1,760	3.97%	4.53%
Real estate	844,914	807,605	9,591	9,841	4.54	4.87
Consumer	5,166	11,562	140	205	10.90	7.11
Total loans	1,050,080	974,919	11,707	11,806	4.46	4.85

Securities:
Federal agencies & GSEs	100,205	86,815	446	324	1.78	1.49
Mortgage-backed & CMOs	81,379	61,738	425	334	2.09	2.16
State and municipal	164,788	185,848	1,472	1,720	3.57	3.70
Other	14,692	15,412	130	125	3.54	3.24
Total securities	361,064	349,813	2,473	2,503	2.74	2.86

Federal funds sold	—	6,480	—	1	—	0.06
Deposits in other banks	53,548	66,236	67	50	0.50	0.30

Total interest-earning assets	1,464,692	1,397,448	14,247	14,360	3.89	4.11

Non-earning assets	127,569	133,419

Total assets	$1,592,261	$1,530,867

Deposits:
Demand	$229,639	$237,102	43	22	0.08	0.04
Money market	221,508	195,578	91	61	0.17	0.13
Savings	117,408	109,397	14	14	0.05	0.05
Time	403,830	403,854	1,166	1,087	1.16	1.08
Total deposits	972,385	945,931	1,314	1,184	0.54	0.50

Customer repurchase agreements	47,607	51,417	1	2	0.01	0.02
Long-term borrowings	37,624	37,499	294	269	3.13	2.87
Total interest-bearing
liabilities	1,057,616	1,034,847	1,609	1,455	0.61	0.56

Noninterest bearing demand deposits	323,135	290,695
Other liabilities	9,825	8,662
Shareholders' equity	201,685	196,663
Total liabilities and
shareholders' equity	$1,592,261	$1,530,867

Interest rate spread					3.28%	3.55%
Net interest margin					3.45%	3.69%

Net interest income (taxable equivalent basis)			12,638	12,905
Less: Taxable equivalent adjustment			478	523
Net interest income			$12,160	$12,382

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended June 30,
	2016 vs. 2015
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$216	$(240)	$456
Real estate	(250)	(692)	442
Consumer	(65)	79	(144)
Total loans	(99)	(853)	754
Securities:
Federal agencies	122	68	54
Mortgage-backed	91	(12)	103
State and municipal	(248)	(58)	(190)
Other securities	5	11	(6)
Total securities	(30)	9	(39)
Federal funds sold	(1)	(1)	—
Deposits in other banks	16	27	(11)
Total interest income	(114)	(818)	704

Interest expense
Deposits:
Demand	21	22	(1)
Money market	30	21	9
Savings	—	(1)	1
Time	79	79	—
Total deposits	130	121	9
Customer repurchase agreements	(1)	(1)	—
Other borrowings	25	24	1
Total interest expense	154	144	10
Net interest income (taxable equivalent basis)	$(268)	$(962)	$694
Six months ended June 30, 2016 and 2015
Net interest income on a taxable equivalent basis decreased $88,000 or 0.34%, for the six months ended June 30, 2016 compared to the same period of 2015.  This change was primarily driven by a decrease in accretion income but was positively impacted by increased average loans, securities and time deposits during the 2016 period.
For the first six months of 2016, the Company's yield on interest-earning assets was 4.01%, compared to 4.13% for the same period of 2015.  The cost of interest-bearing liabilities was 0.62% compared to 0.57%, mostly related to an eleven basis point increase in the cost of time deposits. The interest rate spread was 3.39% compared to 3.56%.  The net interest margin, on a fully taxable equivalent basis, was 3.56% compared to 3.71%, a decrease of fifteen basis points (0.15%).
Net interest income for the first six months of 2016 and 2015 was positively impacted by acquisition related accretion income. For the 2016 period, acquisition related accretion income was $1,353,000 or 5.5% of total net interest income. For the 2015 period, acquisition related accretion income was $1,957,000 or 7.9% of net interest income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2016 and 2015.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2016	2015	2016	2015	2016	2015
Loans:
Commercial	$194,137	$147,482	$3,830	$3,586	3.99%	4.90%
Real estate	834,943	804,507	19,681	19,560	4.71	4.86
Consumer	5,336	13,434	371	445	14.06	6.68
Total loans	1,034,416	965,423	23,882	23,591	4.63	4.89

Securities:
Federal agencies & GSEs	94,244	80,866	824	569	1.75	1.41
Mortgage-backed & CMOs	78,635	63,637	825	712	2.10	2.24
State and municipal	165,349	188,020	2,964	3,483	3.59	3.70
Other	15,810	15,293	278	248	3.52	3.24
Total securities	354,038	347,816	4,891	5,012	2.76	2.88

Federal funds sold	—	10,508	—	5	—	0.10
Deposits in other banks	56,157	66,425	125	98	0.45	0.30

Total interest-earning assets	1,444,611	1,390,172	28,898	28,706	4.01	4.13

Non-earning assets	127,081	134,521

Total assets	$1,571,692	$1,524,693

Deposits:
Demand	$230,504	$224,955	80	40	0.07	0.04
Money market	213,391	199,236	166	132	0.16	0.13
Savings	117,529	108,545	28	26	0.05	0.05
Time	399,904	409,283	2,337	2,180	1.18	1.07
Total deposits	961,328	942,019	2,611	2,378	0.55	0.51

Customer repurchase agreements	46,008	52,294	2	5	0.01	0.02
Long-term borrowings	37,609	37,484	583	533	3.10	2.84
Total interest-bearing
liabilities	1,044,945	1,031,797	3,196	2,916	0.62	0.57

Noninterest bearing demand deposits	316,699	286,855
Other liabilities	9,443	9,665
Shareholders' equity	200,605	196,376
Total liabilities and
shareholders' equity	$1,571,692	$1,524,693

Interest rate spread					3.39%	3.56%
Net interest margin					3.56%	3.71%

Net interest income (taxable equivalent basis)			25,702	25,790
Less: Taxable equivalent adjustment			958	1,030
Net interest income			$24,744	$24,760

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Six Months Ended June 30,
	2016 vs. 2015
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$244	$(756)	$1,000
Real estate	121	(606)	727
Consumer	(74)	299	(373)
Total loans	291	(1,063)	1,354
Securities:
Federal agencies	255	152	103
Mortgage-backed	113	(47)	160
State and municipal	(519)	(110)	(409)
Other securities	30	21	9
Total securities	(121)	16	(137)
Federal funds sold	(5)	(3)	(2)
Deposits in other banks	27	44	(17)
Total interest income	192	(1,006)	1,198

Interest expense
Deposits:
Demand	40	39	1
Money market	34	24	10
Savings	2	—	2
Time	157	208	(51)
Total deposits	233	271	(38)
Customer repurchase agreements	(3)	(2)	(1)
Other borrowings	50	48	2
Total interest expense	280	317	(37)
Net interest income (taxable equivalent basis)	$(88)	$(1,323)	$1,235

Noninterest Income, three months ended June 30, 2016 and 2015
For the quarter ended June 30, 2016, noninterest income increased $109,000 or 3.3% compared to the comparable 2015 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$961	$1,005	$(44)	(4.4)%
Service charges on deposit accounts	514	525	(11)	(2.1)
Other fees and commissions	656	607	49	8.1
Mortgage banking income	365	389	(24)	(6.2)
Securities gains, net	222	237	(15)	(6.3)
Brokerage fees	223	211	12	5.7
Income from Small Business Investment Companies (SBICs)	72	94	(22)	(23.4)
Other	354	190	164	86.3
Total noninterest income	$3,367	$3,258	$109	3.3
Trust income decreased slightly due to volatility early in the year in the equity markets. Service charge income was virtually unchanged for the 2016 quarter compared to the 2015 quarter. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income and securities gains decreased slightly in the 2016 quarter. Income from Small Business Investment Companies ("SBICs") reflected a $22,000 decrease compared to the 2015 quarter; this category of income is highly unpredictable. Other income increased $164,000 compared to the same quarter of 2015 primarily from additional income from investments in limited partnerships.
Noninterest Income, six months ended June 30, 2016 and 2015
For the six months ended June 30, 2016, noninterest income increased $250,000 or 3.9% compared to the comparable 2015 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$1,891	$1,957	$(66)	(3.4)%
Service charges on deposit accounts	1,006	1,022	(16)	(1.6)
Other fees and commissions	1,328	1,195	133	11.1
Mortgage banking income	657	611	46	7.5
Securities gains, net	588	547	41	7.5
Brokerage fees	427	426	1	0.2
Income from Small Business Investment Companies (SBICs)	238	328	(90)	(27.4)
Other	529	328	201	61.3
Total noninterest income	$6,664	$6,414	$250	3.9

Trust income decreased slightly for the 2016 period compared to the 2015 period primarily due to volatility early in the year in the equity markets. Other fees and commissions was positively impacted by higher levels of debit card transaction volume. Mortgage banking income was higher in the 2016 period, based on greater loan demand in existing markets and the impact of the MainStreet acquisition. Income from SBICs reflected a $90,000 decrease compared to the 2015 period; this category of income is highly unpredictable. Other income increased $201,000 compared to the 2015 period primarily due to the additional income from investments in limited partnerships during the three months ended June 30, 2016.
Noninterest Expense, three months ended June 30, 2016 and 2015
For the three months ended June 30, 2016, noninterest expense decreased $1,986,000 or 17.1%. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense
Salaries	$4,031	$4,308	$(277)	(6.4)%
Employee benefits	1,055	1,111	(56)	(5.0)
Occupancy and equipment	1,059	1,024	35	3.4
FDIC assessment	193	195	(2)	(1.0)
Bank franchise tax	256	220	36	16.4
Core deposit intangible amortization	288	300	(12)	(4.0)
Data processing	459	483	(24)	(5.0)
Software	274	277	(3)	(1.1)
Other real estate owned, net	76	133	(57)	(42.9)
Merger related expenses	—	1,502	(1,502)	(100.0)
Other	1,965	2,089	(124)	(5.9)
Total noninterest expense	$9,656	$11,642	$(1,986)	(17.1)
Salaries and employee benefits expense decreased in the 2016 quarter as compared to 2015 quarter due to a decrease in full-time equivalent employees related to the integration of the MainStreet acquisition. Full time equivalent employees at the end of the 2016 quarter were 302, down from 322 for the prior year quarter. Other real estate owned expenses decreased during the 2016 quarter as a result of a reduction in the number of foreclosed properties. The largest component of the decrease in expense was the second quarter of 2015 nonrecurring merger related expenses of $1.5 million, which was 75.6% of the overall reduction.

Noninterest Expense, six months ended June 30, 2016 and 2015
For the six months ended June 30, 2016, noninterest expense decreased $2,115,000 or 9.8%. Details of individual accounts are shown in the table below.

	Six months ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense
Salaries	$8,246	$8,455	$(209)	(2.5)%
Employee benefits	2,169	2,186	(17)	(0.8)
Occupancy and equipment	2,158	2,196	(38)	(1.7)
FDIC assessment	381	380	1	0.3
Bank franchise tax	512	455	57	12.5
Core deposit intangible amortization	576	601	(25)	(4.2)
Data processing	903	945	(42)	(4.4)
Software	571	560	11	2.0
Other real estate owned, net	209	186	23	12.4
Merger related expenses	—	1,861	(1,861)	(100.0)
Other	3,849	3,864	(15)	(0.4)
Total noninterest expense	$19,574	$21,689	$(2,115)	(9.8)
Salaries and employee benefits expense decreased in the 2016 period as compared to the 2015 period due to a decrease in full-time equivalent employees related to the integration of the MainStreet acquisition. The largest component of the decrease in expense was the 2015 nonrecurring merger related expenses of $1.9 million, which was 88.0% of the overall reduction.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (i) gains or losses on securities and (ii) gains or losses on sale of premises and equipment. The efficiency ratio for the 2016 quarter was 60.91% compared to 72.76% for the 2015 quarter. The Company expects continued improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with U.S. GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Efficiency Ratio
Noninterest expense	$9,656	$11,642
Subtract: loss on sale OREO	(37)	$(58)
	$9,619	$11,584

Net interest income	$12,160	$12,382
Tax equivalent adjustment	479	$523
Noninterest income	3,367	$3,258
Subtract: gain on securities	(222)	$(237)
Add/Subtract: (gain)/loss on sale of fixed assets	8	$(5)
	$15,792	$15,921

Efficiency ratio	60.91%	72.76%
Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2016 and 2015 is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Three Months Ended June 30,
	2016	2015
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
GAAP measures:
Interest income - loans	$11,707	$11,806
Interest income - investments and other	2,540	2,554
Interest expense - deposits	(1,314)	(1,184)
Interest expense - other borrowings	(1)	(2)
Interest expense - junior subordinated debt	(294)	(269)
Total net interest income	$12,638	$12,905
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(65)	$(21)
Tax benefit realized on non-taxable interest income - municipal securities	(413)	(502)
Total benefit realized on non-taxable interest income	$(478)	$(523)

Income Taxes
The effective tax rate for the second quarter of 2016 was 29.77% compared to 26.12% for the second quarter of 2015. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and loans. The increase in the effective tax rate of 3.65% is primarily related to a lower level of tax exempt municipal securities income.
The effective tax rate for the first six months of 2016 was 29.98% compared to 27.21% for the same period of 2015.
Fair Value Impact to Net Income
The following table presents the impact for the three and six month periods ended June 30, 2016 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet on net interest income and pretax income (dollars in thousands):

			June 30, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Three Months Ended	Six Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$216	$473	$(2,588)
Purchase acquired impaired loans	Income	(7,066)	167	942	(6,124)
FHLB advances	Expense	42	(6)	(11)	31
Junior subordinated debt	Expense	1,761	(25)	(51)	1,710
Net interest income			352	1,353

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,683	(288)	(576)	$2,107
Net non-interest expense			(288)	(576)

Change in pretax income			$64	$777

The following table presents the impact for the three and six month periods ended June 30, 2015 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			June 30, 2015
	Income Statement Effect	Premium (Discount) Balance on December 31, 2014	Additions	Three Months Ended	Six Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(4,270)	$807	$1,714	$(5,914)
Purchase acquired impaired loans	Income	(1,440)	(1,208)	(4)	159	(2,489)
FHLB Advances	Expense	65	—	(5)	(11)	54
Junior subordinated debt	Expense	1,862	—	(26)	(51)	1,811
CD valuation	Expense	—	(288)	72	144	(144)
Brokered CD valuation	Expense	—	(2)	—	2	—
Net interest income			(5,768)	844	1,957

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(300)	$(601)	$3,283
Net non-interest expense			1,839	(300)	(601)

Change in pretax income			$(3,929)	$544	$1,356

During the first quarter 2016, the Company received two substantial payoffs of acquired impaired loans from the MidCarolina acquisition that resulted in $460,000 in cash-basis accretion income. This represented approximately 34% of the total fair value related impact to net interest income for the first six months of 2016.
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
The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three and six month periods indicated (dollars in thousands):

Three Months Ended June 30,	2016			2015

	MC	MS	Total	MC	MS	Total

Net interest income	$178	$174	$352	$528	316	$844
Core deposit amortization	(226)	(62)	(288)	(227)	(73)	(300)
Total pretax income	$(48)	$112	$64	$301	243	$544

Six Months Ended June 30,	2016			2015

	MC	MS	Total	MC	MS	Total

Net interest income	$868	$485	$1,353	$938	1,019	$1,957
Core deposit amortization	(452)	(124)	(576)	(454)	(147)	(601)
Total pretax income	$416	$361	$777	$484	872	$1,356

       The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact of these acquisitions will continue to decline in future quarters.
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
The available for sale securities portfolio was $362,800,000 at June 30, 2016, compared to $340,349,000 at December 31, 2015, an increase of $22,451,000 or 6.6%. At June 30, 2016, the available for sale portfolio had an amortized cost of $354,241,000 resulting in a net unrealized gain of $8,559,000.  At December 31, 2015, the available for sale portfolio had an amortized cost of $334,008,000, resulting in a net unrealized gain of $6,341,000.
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
Total loans were $1,057,959 at June 30, 2016, compared to $1,005,525,000 at December 31, 2015, an increase of $52,434,000 or 5.2%. The increase is a result of organic growth in the Bank's markets.
Loans held for sale totaled $4,692,000 at June 30, 2016 and $3,266,000 at December 31, 2015. Loan production volume was $31,377,000 for the six month period ending June 30, 2016 and $59,030,000 for the year ended December 31, 2015. These loans were approximately 60% purchase and 40% refinancing.

Management of the loan portfolio is organized around classes. Each class is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by class as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Commercial	$201,381	$177,481
Commercial real estate:
Construction and land development	89,451	72,968
Commercial real estate	438,164	430,186
Residential real estate:
Residential	216,857	220,434
Home equity	107,007	98,449
Consumer	5,099	6,007
Total loans	$1,057,959	$1,005,525

Provision for Loan Losses
Provision for loan losses was $100,000 for the six month period ended June 30, 2016, compared to $700,000 for the same period ended June 30, 2015. The need for additional provision in the six month period ended June 30, 2016 was mitigated by improvement in various qualitative factors used in the determination of the allowance, notably asset quality and local economic conditions. Provision expense in the 2015 period was unusually large as a result of the quarterly review of expected cash flows from certain purchased credit impaired loans.
Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At June 30, 2016, the ALLL was $12,674,000 compared to $12,601,000 at December 31, 2015. The ALLL as a percentage of total loans was 1.20% and 1.25%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.31% at June 30, 2016, compared to 1.40% at December 31, 2015. On a dollar basis, the reserve was $12,281,000 at June 30, 2016, compared to $12,159,000 at December 31, 2015. The percentage of the reserve to total loans has declined due to improving local economic conditions and continued improvement in asset quality. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.70% at June 30, 2016, compared to 0.74% at December 31, 2015. On a dollar basis, the reserve was $28,000 at June 30, 2016, compared to $35,000 at December 31, 2015. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $649,000 over December 31, 2015. Newly evaluated impaired loans did not have an impact on the overall impairment allowance.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $365,000 at June 30, 2016 compared to $407,000 at December 31, 2015. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The decrease in this impairment for the current period is related to the recasting of expected cash flows during the quarter, which utilized lifetime default probabilities and loss given default estimates. This recast also incorporated an upward migration in risk grades for loans in the acquired portfolio. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$12,601	$12,427

Charge-offs:
Construction and land development	—	20
Commercial real estate	—	462
Residential real estate	—	15
Home equity	40	308
Total real estate	40	805
Commercial and industrial	40	175
Consumer	78	220
Total charge-offs	158	1,200

Recoveries:
Construction and land development	5	81
Commercial real estate	11	43
Residential real estate	28	121
Home equity	8	18
Total real estate	52	263
Commercial and industrial	12	32
Consumer	67	129
Total recoveries	131	424

Net charge-offs (recoveries)	27	776
Provision for loan losses	100	950
Balance at end of period	$12,674	$12,601

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2016	December 31, 2015
Allowance to loans	1.20%	1.25%
ASC 450 (FAS 5) ALLL	1.31	1.40
Net charge-offs (recoveries) to allowance (1)	0.42	6.16
Net charge-offs (recoveries) to average loans (1)	0.01	0.08
Nonperforming assets to total assets	0.29	0.48
Nonperforming loans to loans	0.32	0.52
Provision to net charge-offs (recoveries) (1)	370.37	122.42
Provision to average loans (1)	0.02	0.10
Allowance to nonperforming loans	371.45	242.09
(1) - annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.32% at June 30, 2016 and 0.52% at December 31, 2015.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.29% of total assets at June 30, 2016, down from 0.48% at December 31, 2015.  This decrease was related primarily to the decreases in OREO and net charge-offs.
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

The following table presents the Company's nonperforming assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Nonperforming Assets
	June 30, 2016	December 31, 2015
Nonaccrual loans:
Real estate	$3,335	$5,106
Commercial	74	90
Consumer	3	9
Total nonaccrual loans	3,412	5,205

Loans past due 90 days
and accruing interest:	—	—

Total nonperforming loans	3,412	5,205

Other real estate owned	1,289	2,184

Total nonperforming assets	$4,701	$7,389
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Impaired Loans
	June 30, 2016	December 31, 2015
Accruing	$1,877	$1,171
Nonaccruing	2,181	3,536
Total impaired loans	$4,058	$4,707
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $2,620,000 in TDRs at June 30, 2016 compared to $1,958,000 at December 31, 2015.

Other Real Estate Owned
Other real estate owned was $1,289,000 and $2,184,000 as of June 30, 2016 and December 31, 2015, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Other Real Estate Owned
	June 30, 2016	December 31, 2015
Construction and land development	$140	$886
1-4 family residential	533	643
Commercial real estate	616	655
	$1,289	$2,184

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,298,385,000 at June 30, 2016 compared to $1,262,660,000 at December 31, 2015, an increase of $35,725,000 or 2.8%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The continuing challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2016 was 0.54%, up from 0.50% for the second quarter of 2015.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $202,704,000 at June 30, 2016 compared to $197,835,000 at December 31, 2015, an increase of $4,869,000 or 2.5%.
The Company paid cash dividends of $0.48 per share during the first six months of 2016 while the aggregate basic and diluted earnings per share for the same period was $0.95 per share.
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

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2016 and December 31, 2015. Management believes, as of June 30, 2016, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2016		Percentage At December 31, 2015
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.45	14.09	12.88	14.58
Tier 1 capital ratio	14.69	14.09	15.23	14.58
Total capital ratio	15.75	15.13	16.34	15.67

Leverage Capital Ratio:

Tier 1 leverage ratio	11.79	11.30	12.05	11.54
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
In the six month period ended June 30, 2016, the Company repurchased 47,976 shares at an average cost of $25.07 per share, for a total cost of $1,203,000. During the same period in 2015, the Company repurchased 51,982 shares at an average cost of $22.61 per share, for a total cost of $1,175,000.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2016, principal advance obligations to the FHLB, net of acquisition related fair value adjustments, consisted of $9,969,000 in fixed-rate, long-term advances compared to $9,958,000 in fixed-rate, long-term advances at December 31, 2015.  The Company also had outstanding $70,700,000 in letters of credit at June 30, 2016 and at December 31, 2015. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Company ("FDIC") insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.  There were no amounts outstanding under these facilities at June 30, 2016.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2016 and December 31, 2015, were $26,549,000 and $23,633,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at June 30, 2016 and at December 31, 2015 were as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$333,733	$301,360
Standby letters of credit	4,210	4,286
Mortgage loan rate-lock commitments	10,721	5,365
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2016 is asset sensitive. Management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.

Earnings Simulation

The following tables show the estimated impact of changes in interest rates on net interest income as of June 30, 2016 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	June 30, 2016
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$6,755	13.7%
Up 3.00%	5,165	10.5
Up 2.00%	3,487	7.1
Up 1.00%	1,747	3.5
Flat	—	—
Down 0.25%	(800)	(1.6)
Down 0.50%	(1,424)	(2.9)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2016 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	June 30, 2016
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$253,903	$70,491	38.4%
Up 3.00%	246,887	63,475	34.6
Up 2.00%	235,258	51,846	28.3
Up 1.00%	214,558	31,146	17.0
Flat	183,412	—	—
Down 0.25%	173,976	(9,436)	(5.1)
Down 0.50%	170,909	(12,503)	(6.8)
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Shares of the Company's common stock were repurchased during the three months ended June 30, 2016, as detailed below.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 238,323 shares of the Company's common stock as of June 30, 2016.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

April 30, 2016	—	$—	—	247,412
May 31, 2016	9,089	26.31	9,089	238,323
June 30, 2016	—	—	—	238,323
Total	9,089	$26.31	9,089

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2016 and June 30, 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 8, 2016	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - August 8, 2016	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 8, 2016	(principal accounting officer)