Form 10-Q
period 2016-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2016-11-07
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

At November 2, 2016, the Company had 8,615,473 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	(Unaudited) September 30, 2016	(*) December 31, 2015
Cash and due from banks	$37,679	$19,352
Interest-bearing deposits in other banks	35,138	75,985

Securities available for sale, at fair value	351,439	340,349
Restricted stock, at cost	6,006	5,312
Loans held for sale	4,776	3,266

Loans, net of unearned income	1,083,201	1,005,525
Less allowance for loan losses	(12,757)	(12,601)
Net loans	1,070,444	992,924

Premises and equipment, net	22,846	23,567
Other real estate owned, net of valuation allowance $134 in 2016 and $329 in 2015	1,145	2,184
Goodwill	43,872	43,872
Core deposit intangibles, net	1,894	2,683
Bank owned life insurance	17,998	17,658
Accrued interest receivable and other assets	22,297	20,447
Total assets	$1,615,534	$1,547,599

Liabilities
Demand deposits -- noninterest bearing	$339,797	$322,442
Demand deposits -- interest bearing	196,696	227,030
Money market deposits	255,748	200,495
Savings deposits	119,476	115,383
Time deposits	394,291	397,310
Total deposits	1,306,008	1,262,660

Customer repurchase agreements	44,090	40,611
Other short-term borrowings	15,000	—
Long-term borrowings	9,974	9,958
Junior subordinated debt	27,698	27,622
Accrued interest payable and other liabilities	9,051	8,913
Total liabilities	1,411,821	1,349,764

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,610,741 shares outstanding at September 30, 2016 and 8,622,007 shares outstanding at December 31, 2015	8,573	8,605
Capital in excess of par value	74,839	75,375
Retained earnings	117,543	111,565
Accumulated other comprehensive income, net	2,758	2,290
Total shareholders' equity	203,713	197,835
Total liabilities and shareholders' equity	$1,615,534	$1,547,599
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except share and per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and Dividend Income:
Interest and fees on loans	$12,032	$11,474	$35,789	$35,011
Interest on federal funds sold	—	1	—	6
Interest and dividends on securities:
Taxable	1,112	1,052	3,346	3,021
Tax-exempt	767	899	2,407	2,799
Dividends	74	91	258	258
Other interest income	78	25	203	123
Total interest and dividend income	14,063	13,542	42,003	41,218
Interest Expense:
Interest on deposits	1,291	1,205	3,902	3,583
Interest on short-term borrowings	4	2	6	7
Interest on long-term borrowings	81	82	243	243
Interest on junior subordinated debt	223	192	644	564
Total interest expense	1,599	1,481	4,795	4,397
Net Interest Income	12,464	12,061	37,208	36,821
Provision for Loan Losses	100	—	200	700
Net Interest Income After Provision for Loan Losses	12,364	12,061	37,008	36,121
Noninterest Income:
Trust fees	938	1,006	2,829	2,963
Service charges on deposit accounts	514	521	1,520	1,543
Other fees and commissions	663	592	1,991	1,787
Mortgage banking income	512	376	1,169	987
Securities gains, net	73	6	661	553
Brokerage fees	209	255	636	681
Income from Small Business Investment Companies	—	99	238	427
Other	211	200	740	528
Total noninterest income	3,120	3,055	9,784	9,469
Noninterest Expense:
Salaries	4,626	4,179	12,872	12,634
Employee benefits	1,034	1,029	3,203	3,215
Occupancy and equipment	1,004	1,094	3,162	3,290
FDIC assessment	138	185	519	565
Bank franchise tax	257	220	769	675
Core deposit intangible amortization	213	300	789	901
Data processing	437	366	1,340	1,311
Software	301	290	872	850
Other real estate owned, net	105	(126)	314	60
Merger related expense	—	87	—	1,948
Other	1,752	1,764	5,601	5,628
Total noninterest expense	9,867	9,388	29,441	31,077
Income Before Income Taxes	5,617	5,728	17,351	14,513
Income Taxes	1,654	1,691	5,172	4,081
Net Income	$3,963	$4,037	$12,179	$10,432

Net Income Per Common Share:
Basic	$0.46	$0.47	$1.41	$1.20
Diluted	$0.46	$0.47	$1.41	$1.20
Average Common Shares Outstanding:
Basic	8,608,323	8,668,618	8,610,100	8,698,394
Diluted	8,618,335	8,676,571	8,618,386	8,706,870
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2016	2015
Net income	$3,963	$4,037

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(1,424)	1,365
Tax effect	499	(478)

Reclassification adjustment for gains on sales of securities	(73)	(6)
Tax effect	25	3

Other comprehensive income (loss)	(973)	884

Comprehensive income	$2,990	$4,921

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2016	2015
Net income	$12,179	$10,432

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	1,381	(29)
Tax effect	(483)	10

Reclassification adjustment for gains on sales of securities	(661)	(553)
Tax effect	231	194

Other comprehensive income (loss)	468	(378)

Comprehensive income	$12,647	$10,054
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	10,432	—	10,432

Other comprehensive loss	—	—	—	(378)	(378)

Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483

Stock repurchased (121,636 shares)	(122)	(2,686)	—	—	(2,808)

Stock options exercised (22,074 shares)	22	377	—	—	399

Equity based compensation (30,831 shares)	13	526	—	—	539

Cash dividends paid, $0.69 per share	—	—	(5,996)	—	(5,996)

Balance, September 30, 2015	$8,611	$75,524	$109,030	$3,286	$196,451

Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	12,179	—	12,179

Other comprehensive income	—	—	—	468	468

Stock repurchased (51,384 shares)	(51)	(1,241)	—	—	(1,292)

Stock options exercised (4,134 shares)	4	97	—	—	101

Vesting of restricted stock (5,510 shares)	5	(5)	—	—	—

Equity based compensation (35,984 shares)	10	613	—	—	623

Cash dividends paid, $0.72 per share	—	—	(6,201)	—	(6,201)

Balance, September 30, 2016	$8,573	$74,839	$117,543	$2,758	$203,713
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$12,179	$10,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	700
Depreciation	1,409	1,357
Net accretion of acquisition accounting adjustments	(1,709)	(2,503)
Core deposit intangible amortization	789	901
Net amortization of securities	2,034	2,062
Net gains on sale or call of securities	(661)	(553)
Gain on sale of loans held for sale	(906)	(771)
Proceeds from sales of loans held for sale	53,266	42,691
Originations of loans held for sale	(53,870)	(44,302)
Net loss (gain) on other real estate owned	72	(199)
Valuation allowance on other real estate owned	156	86
Net loss on sale of premises and equipment	9	5
Equity based compensation expense	623	539
Net change in bank owned life insurance	(340)	(343)
Deferred income tax (benefit) expense	(1,596)	1,482
Net change in interest receivable	(458)	491
Net change in other assets	(211)	107
Net change in interest payable	(18)	3
Net change in other liabilities	156	(606)
Net cash provided by operating activities	11,124	11,579

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	9,317	7,429
Proceeds from maturities, calls and paydowns of securities available for sale	116,254	70,759
Purchases of securities available for sale	(137,314)	(75,069)
Net change in restricted stock	(694)	(354)
Net increase in loans	(76,015)	(24,073)
Proceeds from sale of premises and equipment	1	42
Purchases of premises and equipment	(536)	(1,203)
Proceeds from sales of other real estate owned	908	1,993
Cash paid in bank acquisition	—	(5,935)
Cash acquired in bank acquisition	—	18,173
Net cash used in investing activities	(88,079)	(8,238)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	46,367	31,727
Net change in time deposits	(3,019)	(18,148)
Net change in customer repurchase agreements	3,479	(9,901)
Net change in other short-term borrowings	15,000	—
Common stock dividends paid	(6,201)	(5,996)
Repurchase of common stock	(1,292)	(2,808)
Proceeds from exercise of stock options	101	399
Net cash provided by (used in) financing activities	54,435	(4,727)

Net Decrease in Cash and Cash Equivalents	(22,520)	(1,386)

Cash and Cash Equivalents at Beginning of Period	95,337	67,303

Cash and Cash Equivalents at End of Period	$72,817	$65,917
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, other than temporary impairment, the valuation of deferred tax assets and liabilities, and the valuation of other real estate owned ("OREO").
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
    During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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
The net impact of the amortization and accretion of premiums and discounts associated with the Company's acquisition accounting adjustments related to the MainStreet acquisition had the following impact on the Consolidated Statements of Income during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Acquired performing loans	$203	$317
Acquired impaired loans	445	827
CD valuation	—	216
Brokered CD valuation	—	2
Amortization of core deposit intangible	(185)	(220)
Net impact to income before taxes	$463	$1,142

Note 3 – Securities
The amortized cost and fair value of investments in debt and equity securities at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$96,840	$225	$87	$96,978
Mortgage-backed and CMOs	79,631	1,376	20	80,987
State and municipal	157,922	4,924	26	162,820
Corporate	8,697	123	—	8,820
Equity securities	1,288	546	—	1,834
Total securities available for sale	$344,378	$7,194	$133	$351,439

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,601	$170	$319	$81,452
Mortgage-backed and CMOs	70,520	799	389	70,930
State and municipal	170,268	5,659	36	175,891
Corporate	10,619	28	57	10,590
Equity securities	1,000	486	—	1,486
Total securities available for sale	$334,008	$7,142	$801	$340,349
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
FRB stock	$3,553	$3,535
FHLB stock	2,453	1,777
Total restricted stock	$6,006	$5,312
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$35,876	$87	$35,876	$87	$—	$—
Mortgage-backed and CMOs	2,140	20	334	1	1,806	19
State and municipal	8,906	26	8,089	26	817	—
Total	$46,922	$133	$44,299	$114	$2,623	$19
Federal agencies and GSEs: The unrealized loss on the Company's investment in eight government sponsored entity ("GSE") securities was caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
Mortgage-backed securities and CMOs: The unrealized losses on the Company's investment in six GSE mortgage-backed securities and collateralized mortgage obligations ("CMOs") were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
State and municipal securities:  The unrealized losses on 13 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.
Corporate securities:  The Company had zero investments with unrealized losses in corporate securities. In prior periods when unrealized losses were shown they were caused by interest rate increases. The contractual terms of those investments did not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company did not intend to sell the investments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost basis, which may have been maturity, the Company did not consider those investments to be other-than-temporarily impaired at September 30, 2016.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized.
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
Other-Than-Temporary-Impaired Securities
As of September 30, 2016 and December 31, 2015, there were no securities classified as other-than-temporary impaired.

Note 4 – Loans
Loans, excluding loans held for sale, at September 30, 2016 and December 31, 2015, were comprised of the following (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial	$204,184	$177,481
Commercial real estate:
Construction and land development	91,688	72,968
Commercial real estate	454,797	430,186
Residential real estate:
Residential	218,632	220,434
Home equity	108,617	98,449
Consumer	5,283	6,007
Total loans	$1,083,201	$1,005,525
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Outstanding principal balance	$112,205	$145,380
Carrying amount	103,911	135,254
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Outstanding principal balance	$35,697	$40,951
Carrying amount	29,739	33,878
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Balance at January 1	$7,299	$1,440
Additions from merger with MainStreet	—	7,140
Accretion	(1,079)	(211)
Other changes, net	201	(1,070)
	$6,421	$7,299

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$13	$—	$—	$67	$80	$204,104	$204,184
Commercial real estate:
Construction and land development	15	—	—	66	81	91,607	91,688
Commercial real estate	129	114	—	905	1,148	453,649	454,797
Residential:
Residential	517	73	—	2,073	2,663	215,969	218,632
Home equity	95	34	—	726	855	107,762	108,617
Consumer	2	18	—	9	29	5,254	5,283
Total	$771	$239	$—	$3,846	$4,856	$1,078,345	$1,083,201
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$137	$—	$—	$90	$227	$177,254	$177,481
Commercial real estate:
Construction and land development	—	—	—	258	258	72,710	72,968
Commercial real estate	135	182	—	2,497	2,814	427,372	430,186
Residential:
Residential	913	398	—	1,731	3,042	217,392	220,434
Home equity	140	12	—	620	772	97,677	98,449
Consumer	53	1	—	9	63	5,944	6,007
Total	$1,378	$593	$—	$5,205	$7,176	$998,349	$1,005,525

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$25	$25	$—	$9	$1
Commercial real estate:
Construction and land development	238	238	—	238	13
Commercial real estate	1,837	1,838	—	1,282	76
Residential:
Residential	395	405	—	198	20
Home equity	409	602	—	189	16
Consumer	10	10	—	11	1
	$2,914	$3,118	$—	$1,927	$127
With a related allowance recorded:
Commercial *	67	67	—	93	1
Commercial real estate:
Construction and land development*	65	66	—	324	10
Commercial real estate*	146	145	—	346	7
Residential
Residential	1,563	1,565	21	1,582	16
Home equity	316	317	1	335	2
Consumer*	9	9	—	13	—
	$2,166	$2,169	$22	$2,693	$36
Total:
Commercial	$92	$92	$—	$102	$2
Commercial real estate:
Construction and land development	303	304	—	562	23
Commercial real estate	1,983	1,983	—	1,628	83
Residential:
Residential	1,958	1,970	21	1,780	36
Home equity	725	919	1	524	18
Consumer	19	19	—	24	1
	$5,080	$5,287	$22	$4,620	$163
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2016 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended September 30, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	56	47
Consumer	—	—	—
Total	1	$56	$47

	Loans Modified as a TDR for the
	Nine Months Ended September 30, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$24	$24
Commercial real estate	2	1,005	1,003
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	2	58	48
Consumer	—	—	—
Total	5	$1,087	$1,075
The following tables show the detail of loans modified as TDRs during the three and nine months ended September 30, 2015 included in the impaired loan balances (dollars in thousands):

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
During the three and nine months ended September 30, 2016 and 2015, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $1,424,000 in residential real estate loans in the process of foreclosure at September 30, 2016 and $470,000 and $643,000 in residential OREO at September 30, 2016 and December 31, 2015, respectively.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$203,353	$88,992	$443,317	$202,043	$106,106
Special Mention	688	792	6,755	11,637	1,373
Substandard	143	1,904	4,725	4,952	1,138
Doubtful	—	—	—	—	—
Total	$204,184	$91,688	$454,797	$218,632	$108,617
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,249
Nonperforming	34
Total	$5,283

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2015 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$175,963	$68,853	$418,719	$200,008	$96,142
Special Mention	1,364	1,210	5,860	14,638	1,314
Substandard	154	2,905	5,607	5,788	993
Doubtful	—	—	—	—	—
Total	$177,481	$72,968	$430,186	$220,434	$98,449
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,999
Nonperforming	8
Total	$6,007

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

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Nine Months Ended September 30, 2015
Allowance for Loan Losses
Balance, beginning of period	$12,601	$12,427	$12,427
Provision for loan losses	200	950	700
Charge-offs	(245)	(1,200)	(883)
Recoveries	201	424	367
Balance, end of period	$12,757	$12,601	$12,611

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$184	$163	$163
Provision for unfunded commitments	11	21	26
Charge-offs	—	—	—
Balance, end of period	$195	$184	$189
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2016 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2015:	$2,065	$6,930	$3,546	$60	$12,601
Charge-offs	(40)	—	(63)	(142)	(245)
Recoveries	26	22	56	97	201
Provision for loan losses	164	39	(42)	39	200
Balance at September 30, 2016:	$2,215	$6,991	$3,497	$54	$12,757

Balance at September 30, 2016:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$22	$—	$22
Collectively evaluated for impairment	2,201	6,867	3,249	54	12,371
Acquired impaired loans	14	124	226	—	364
Total	$2,215	$6,991	$3,497	$54	$12,757

Loans
Individually evaluated for impairment	$92	$2,286	$2,683	$19	$5,080
Collectively evaluated for impairment	203,588	530,892	308,654	5,248	1,048,382
Acquired impaired loans	504	13,307	15,912	16	29,739
Total	$204,184	$546,485	$327,249	$5,283	$1,083,201

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

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2016, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2015	$43,872	$2,683
Additions	—	—
Amortization	—	(789)
Impairment	—	—
Balance at September 30, 2016	$43,872	$1,894
Note 7 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015

Customer repurchase agreements	$44,090	$40,611
Other short-term borrowings	15,000	—
	$59,090	$40,611
Note 8 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2016, $402,920,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016			December 31, 2015
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,974	2.98%	November 30, 2017	$9,958	2.98%
The advance due in November 2017 is net of a fair value discount of $26,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2016, the Bank's public deposits totaled $150,467,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2016, the Company had $70,000,000 in letters of credit with the FHLB outstanding, as well as $133,297,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					September 30, 2016	December 31, 2015
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,251	4,209

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,828	2,794

					$27,698	$27,622
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,685,000 and $1,761,000 at September 30, 2016 and December 31, 2015, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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

A summary of stock option transactions for the nine months ended September 30, 2016 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	67,871	$24.47
Acquired in acquisition	—	—
Granted	—	—
Exercised	(4,134)	24.30
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2016	63,737	$24.48	1.89 years	$248
Exercisable at September 30, 2016	63,737	$24.48	1.89 years	$248
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of September 30, 2016, there was no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2016 cliff vests at the end of a 36 month period beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2016 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2015	41,563	$22.15
Granted	25,943	23.07
Vested	(19,219)	21.47
Forfeited	(547)	21.98
Nonvested at September 30, 2016	47,740	$22.93
As of September 30, 2016 and December 31, 2015, there was $585,000 and $340,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.51 years.  The share based compensation expense for nonvested restricted stock was $342,000 and $249,000 during the first nine months of 2016 and 2015, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received in the form of either (a) $1,667 in cash or (b) shares of immediately vested, but restricted stock with a market value of $2,083. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2016, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 10,588 and 8,630 shares and recognized share based compensation expense of $281,000 and $195,000 during the first nine months of 2016 and 2015, respectively.
During 2015, 4,158 shares with a market value of $95,000 were issued to a retired director as payment for cumulative deferred director compensation.

Note 11 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following tables present basic and diluted earnings per share for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,608,323	$0.46	8,668,618	$0.47
Effect of dilutive securities - stock options	10,012	—	7,953	—
Diluted earnings per share	8,618,335	$0.46	8,676,571	$0.47

	Nine Months Ended September 30,
	2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,610,100	$1.41	8,698,394	$1.20
Effect of dilutive securities - stock options	8,286	—	8,476	—
Diluted earnings per share	8,618,386	$1.41	8,706,870	$1.20
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the nine month periods ended September 30, 2016 and 2015 because their effects were anti-dilutive, averaged 14,205 and 78,127 shares, respectively.
Note 12 – Employee Benefit Plans
The following information for the nine months ended September 30, 2016 and 2015 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine Months Ended September 30,
	2016	2015
Service cost	$—	$—
Interest cost	201	148
Expected return on plan assets	(288)	(230)
Recognized net actuarial loss	389	308

Net periodic cost	$302	$226

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

The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$96,978	$—	$96,978	$—
Mortgage-backed and CMOs	80,987	—	80,987	—
State and municipal	162,820	—	162,820	—
Corporate	8,820	—	8,820	—
Equity securities	1,834	—	1,834	—
Total	$351,439	$—	$351,439	$—

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$81,452	$—	$81,452	$—
Mortgage-backed and CMOs	70,930	—	70,930	—
State and municipal	175,891	—	175,891	—
Corporate	10,590	—	10,590	—
Equity securities	1,486	—	—	1,486
Total	$340,349	$—	$338,863	$1,486

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Total Realized / Unrealized Gains (Losses) Included in
	Balances as of January 1, 2016	Net Income	Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of September 30, 2016
Securities available for sale:
Equity	$1,486	$—	$93	$—	$(1,579)	$—
The Company's investment in preferred securities, a Level 3 input, was converted into common stock, a Level 1 input, at June 29, 2016.
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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2016 or the year ended December 31, 2015. Gains and losses on the sale of loans are recorded within income from mortgage banking on the Consolidated Statements of Income.
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
OREO:  Measurement for fair values for OREO are the same as impaired loans. Any fair value adjustments are recorded in the period incurred as a valuation allowance against other real estate owned with the associated expense included in other real estate owned expense, net on the Consolidated Statements of Income.
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2016 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$4,776	$—	$4,776	$—
Impaired loans, net of valuation allowance	2,144	—	—	2,144
Other real estate owned, net	1,145	—	—	1,145

	Fair Value Measurements at December 31, 2015 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,266	$—	$3,266	$—
Impaired loans, net of valuation allowance	2,948	—	—	2,948
Other real estate owned, net	2,184	—	—	2,184

The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at September 30, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2015

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	49%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
The carrying values and estimated fair values of the Company's financial instruments at September 30, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$72,817	$72,817	$—	$—	$72,817
Securities available for sale	351,439		351,439	—	351,439
Restricted stock	6,006	—	6,006	—	6,006
Loans held for sale	4,776	—	4,776	—	4,776
Loans, net of allowance	1,070,444	—	—	1,069,612	1,069,612
Bank owned life insurance	17,998	—	17,998	—	17,998
Accrued interest receivable	4,574	—	4,574	—	4,574

Financial Liabilities:
Deposits	$1,306,008	$—	$911,717	$395,543	$1,307,260
Repurchase agreements	44,090	—	44,090	—	44,090
Other short-term borrowings	15,000	—	—	15,000	15,000
Long-term borrowings	9,974	—	—	10,228	10,228
Junior subordinated debt	27,698	—	—	28,139	28,139
Accrued interest payable	637	—	637	—	637

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$95,337	$95,337	$—	$—	$95,337
Securities available for sale	340,349	—	338,863	1,486	340,349
Restricted stock	5,312	—	5,312	—	5,312
Loans held for sale	3,266	—	3,266	—	3,266
Loans, net of allowance	992,924	—	—	994,808	994,808
Bank owned life insurance	17,658	—	17,658	—	17,658
Accrued interest receivable	4,116	—	4,116	—	4,116

Financial Liabilities:
Deposits	$1,262,660	$—	$865,350	$396,551	$1,261,901
Repurchase agreements	40,611	—	40,611	—	40,611
Other borrowings	9,958	—	—	10,293	10,293
Junior subordinated debt	27,622	—	—	22,940	22,940
Accrued interest payable	655	—	655	—	655
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

Long-term borrowings.  The fair values of other borrowings are estimated using discounted cash flow analysis based on the interest rates for similar types of borrowing arrangements.
Junior subordinated debt.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.
Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2016 and December 31, 2015, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three and nine months ended September 30, 2016 and 2015 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,040	$—	$23	$—	$14,063
Interest expense	1,376	—	223	—	1,599
Noninterest income	1,967	1,147	6	—	3,120
Income (loss) before income taxes	5,356	672	(411)	—	5,617
Net income (loss)	3,760	474	(271)	—	3,963
Depreciation and amortization	671	2	—	—	673
Total assets	1,611,624	—	231,496	(227,586)	1,615,534
Goodwill	43,872	—	—	—	43,872
Capital expenditures	267	—	—	—	267

	Three Months Ended September 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,527	$—	$15	$—	$13,542
Interest expense	1,290	—	191	—	1,481
Noninterest income	1,788	1,262	5	—	3,055
Income (loss) before income taxes	5,160	803	(235)	—	5,728
Net income (loss)	3,626	566	(155)	—	4,037
Depreciation and amortization	772	3	—	—	775
Total assets	1,510,324	—	224,120	(222,007)	1,512,437
Goodwill	44,333	—	—	—	44,333
Capital expenditures	602	—	—	—	602

	Nine Months Ended September 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$41,950	$—	$53	$—	$42,003
Interest expense	4,151	—	644	—	4,795
Noninterest income	6,302	3,465	17	—	9,784
Income (loss) before income taxes	16,538	2,006	(1,193)	—	17,351
Net income (loss)	11,558	1,408	(787)	—	12,179
Depreciation and amortization	2,190	8	—	—	2,198
Total assets	1,611,624	—	231,496	(227,586)	1,615,534
Goodwill	43,872	—	—	—	43,872
Capital expenditures	536	—	—	—	536

	Nine Months Ended September 30, 2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$41,173	$—	$45	$—	$41,218
Interest expense	3,834	—	563	—	4,397
Noninterest income	5,809	3,645	15	—	9,469
Income (loss) before income taxes	13,314	2,026	(827)	—	14,513
Net income (loss)	9,522	1,456	(546)	—	10,432
Depreciation and amortization	2,249	9	—	—	2,258
Total assets	1,510,324	—	224,120	(222,007)	1,512,437
Goodwill	44,333	—	—	—	44,333
Capital expenditures	1,182	21	—	—	1,203

Note 15 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$37,679	$19,280
Interest-bearing deposits in other banks	35,138	46,637
Federal funds sold	—	—
Cash and Cash Equivalents	$72,817	$65,917

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,813	$4,341
Income taxes	5,440	2,950
Noncash investing and financing activities:
Transfer of loans to other real estate owned	97	1,094
Unrealized gains (losses) on securities available for sale	720	(582)

Non-cash transactions related to acquisitions:

Assets acquired:
Investment securities	—	18,800
Restricted stock	—	587
Loans	—	115,050
Premises and equipment	—	1,030
Deferred income taxes	—	2,773
Core deposit intangible	—	1,839
Other real estate owned	—	168
Bank owned life insurance	—	1,955
Other assets	—	1,077

Liabilities assumed:
Deposits	—	137,323
Other liabilities	—	3,001

Consideration:
Issuance of common stock	—	20,483

Note 16 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2016 and 2015 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2015	$4,583	$(2,181)	$2,402

Net unrealized gains on securities available for sale, net of tax, $(478)	887	—	887

Reclassification adjustment for gains on sales of securities, net of tax, $3	(3)	—	(3)

Balance at September 30, 2015	$5,467	$(2,181)	$3,286

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

Net unrealized losses on securities available for sale, net of tax, $499	(925)	—	(925)

Reclassification adjustment for gains on sales of securities, net of tax, $25	(48)	—	(48)

Balance at September 30, 2016	$4,590	$(1,832)	$2,758

Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized losses on securities available for sale, net of tax, $10	(19)	—	(19)

Reclassification adjustment for gains on sales of securities, net of tax, $194	(359)	—	(359)

Balance at September 30, 2015	$5,467	$(2,181)	$3,286

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized gains on securities available for sale, net of tax, $(483)	898	—	898

Reclassification adjustment for gains on sales of securities, net of tax, $231	(430)	—	(430)

Balance at September 30, 2016	$4,590	$(1,832)	$2,758

Reclassifications Out of Accumulated Other Comprehensive Income
For the three and nine months ended September 30, 2016 and 2015
(dollars in thousands)

For the Three Months Ended September 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$73	Securities gains, net
	(25)	Income taxes
Total reclassifications	$48	Net of tax

For the Three Months Ended September 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$6	Securities gains, net
	(3)	Income taxes
Total reclassifications	$3	Net of tax

For the Nine Months Ended September 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$661	Securities gains, net
	(231)	Income taxes
Total reclassifications	$430	Net of tax

For the Nine Months Ended September 30, 2015	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$553	Securities gains, net
	(194)	Income taxes
Total reclassifications	$359	Net of tax
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
Goodwill Impairment
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the nine months ended September 30, 2016 or 2015.
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

STRATEGIC EVENT
The Company announced in September 2016 its plan to form a de novo branch in each of Roanoke, Virginia, and Winston-Salem, North Carolina. Initial staffing for Roanoke includes seven lenders and one credit analyst. Initial staffing for Winston-Salem includes three lenders and one portfolio manager. Employee additions for Roanoke were made in the late third quarter and had only a limited impact on the financials during the quarter. Employee additions for Winston-Salem were made during the fourth quarter and had no impact on quarterly results.
It is expected that the de novo efforts will have a material and positive impact to the Company's balance sheet, especially over the next five quarters.

RESULTS OF OPERATIONS
Earnings Performance
Three months ended September 30, 2016 and 2015
For the quarter ended September 30, 2016, the Company reported net income of $3,963,000 compared to $4,037,000 for the comparable quarter in 2015. The $74,000 or 1.8% decrease was primarily due to increased salaries expense related to the startup costs for the de novo branch in Roanoke.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended September 30,	2016	2015	$ Change	% Change
Interest income	$14,063	$13,542	$521	3.8%
Interest expense	(1,599)	(1,481)	(118)	8.0
Net interest income	12,464	12,061	403	3.3
Provision for loan losses	(100)	—	(100)	100.0
Noninterest income	3,120	3,055	65	2.1
Noninterest expense	(9,867)	(9,388)	(479)	5.1
Income tax expense	(1,654)	(1,691)	37	(2.2)

Net income	$3,963	$4,037	$(74)	(1.8)
Nine months Ended September 30, 2016 and 2015
For the nine month period ended September 30, 2016, the Company reported net income of $12,179,000 compared to $10,432,000 for the comparable period in 2015. The $1,747,000 or 16.7% increase in earnings was primarily related to non-recurring MainStreet acquisition expenses, which totaled $1,948,000 for the same period of 2015.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Nine months Ended September 30,	2016	2015	$ Change	% Change
Interest income	$42,003	$41,218	$785	1.9%
Interest expense	(4,795)	(4,397)	(398)	9.1
Net interest income	37,208	36,821	387	1.1
Provision for loan losses	(200)	(700)	500	(71.4)
Noninterest income	9,784	9,469	315	3.3
Noninterest expense	(29,441)	(31,077)	1,636	(5.3)
Income tax expense	(5,172)	(4,081)	(1,091)	26.7

Net income	$12,179	$10,432	$1,747	16.7
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

Three months ended September 30, 2016 and 2015
Net interest income on a taxable equivalent basis increased $361,000 or 2.9%, for the third quarter of 2016 compared to the same quarter of 2015.  The increase was primarily due to increased loan volume in the 2016 quarter compared to the 2015 quarter.
For the third quarter of 2016, the Company's yield on interest-earning assets was 3.93%, compared to 4.06% for the third quarter of 2015.  The cost of interest-bearing liabilities was 0.60% compared to 0.58%, primarily related to a four basis point increase in the cost of time deposits. The interest rate spread was 3.33% compared to 3.48%. The net interest margin, on a fully taxable equivalent basis, was 3.50% compared to 3.64%, a decrease of fourteen basis points (0.14%). The decrease in net interest margin was driven by lower yields on earning assets and reduced levels of accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2016 and 2015.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2016	2015	2016	2015	2016	2015
Loans:
Commercial	$200,448	$164,551	$2,022	$1,801	4.01%	4.34%
Real estate	862,740	814,500	9,939	9,557	4.61	4.69
Consumer	5,179	6,034	136	150	10.45	9.86
Total loans	1,068,367	985,085	12,097	11,508	4.52	4.67

Securities:
Federal agencies & GSEs	99,375	103,303	428	431	1.72	1.67
Mortgage-backed & CMOs	81,945	57,100	411	282	2.01	1.98
State and municipal	158,010	180,799	1,370	1,650	3.47	3.65
Other	15,450	16,225	132	140	3.42	3.45
Total securities	354,780	357,427	2,341	2,503	2.64	2.80

Federal funds sold	—	76	—	1	—	5.22
Deposits in other banks	54,061	37,988	78	25	0.57	0.26

Total interest-earning assets	1,477,208	1,380,576	14,516	14,037	3.93	4.06

Non-earning assets	128,179	130,888

Total assets	$1,605,387	$1,511,464

Deposits:
Demand	$200,469	$221,700	10	20	0.02	0.04
Money market	253,269	191,689	118	63	0.19	0.13
Savings	117,737	109,919	9	13	0.03	0.05
Time	401,956	400,532	1,154	1,109	1.14	1.10
Total deposits	973,431	923,840	1,291	1,205	0.53	0.52

Customer repurchase agreements	50,013	45,444	1	2	0.01	0.02
Other short-term borrowings	1,521	57	3	—	0.79	0.35
Long-term borrowings	37,655	37,531	304	274	3.23	2.92
Total interest-bearing
liabilities	1,062,620	1,006,872	1,599	1,481	0.60	0.58

Noninterest bearing demand deposits	328,443	299,488
Other liabilities	10,873	9,444
Shareholders' equity	203,451	195,660
Total liabilities and
shareholders' equity	$1,605,387	$1,511,464

Interest rate spread					3.33%	3.48%
Net interest margin					3.50%	3.64%

Net interest income (taxable equivalent basis)			12,917	12,556
Less: Taxable equivalent adjustment			453	495
Net interest income			$12,464	$12,061

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended September 30,
	2016 vs. 2015
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$221	$(149)	$370
Real estate	382	(176)	558
Consumer	(14)	8	(22)
Total loans	589	(317)	906
Securities:
Federal agencies	(3)	14	(17)
Mortgage-backed	129	4	125
State and municipal	(280)	(79)	(201)
Other securities	(8)	(1)	(7)
Total securities	(162)	(62)	(100)
Federal funds sold	(1)	(1)	—
Deposits in other banks	53	39	14
Total interest income	479	(341)	820

Interest expense
Deposits:
Demand	(10)	(8)	(2)
Money market	55	31	24
Savings	(4)	(5)	1
Time	45	41	4
Total deposits	86	59	27
Customer repurchase agreements	(1)	(1)	—
Other short-term borrowings	3	3	—
Other borrowings	30	29	1
Total interest expense	118	90	28
Net interest income (taxable equivalent basis)	$361	$(431)	$792
Nine months Ended September 30, 2016 and 2015
Net interest income on a taxable equivalent basis increased $274,000 or 0.71%, for the nine months ended September 30, 2016 compared to the same period of 2015.  This change was positively impacted by increased average loans during the 2016 period.
For the first nine months of 2016, the Company's yield on interest-earning assets was 3.98%, compared to 4.11% for the same period of 2015.  The cost of interest-bearing liabilities was 0.61% compared to 0.57%, mostly related to an eight basis point increase in the cost of time deposits. The interest rate spread was 3.37% compared to 3.54%.  The net interest margin, on a fully taxable equivalent basis, was 3.54% compared to 3.69%, a decrease of fifteen basis points (0.15%).
Net interest income for the first nine months of 2016 and 2015 was positively impacted by increased loan volume. For the 2016 period, acquisition related accretion income was $1,709,000 or 4.6% of total net interest income. For the 2015 period, acquisition related accretion income was $2,503,000 or 6.8% of net interest income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2016 and 2015.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2016	2015	2016	2015	2016	2015
Loans:
Commercial	$196,256	$153,234	$5,852	$5,387	3.98%	4.70%
Real estate	844,276	807,875	29,620	29,117	4.68	4.81
Consumer	5,283	10,940	507	595	12.82	7.27
Total loans	1,045,815	972,049	35,979	35,099	4.59	4.82

Securities:
Federal agencies & GSEs	95,967	88,427	1,252	1,000	1.74	1.51
Mortgage-backed & CMOs	79,746	61,434	1,235	994	2.06	2.16
State and municipal	162,885	185,587	4,336	5,133	3.55	3.69
Other	15,689	15,383	410	388	3.48	3.36
Total securities	354,287	350,831	7,233	7,515	2.72	2.86

Federal funds sold	—	6,992	—	6	—	0.11
Deposits in other banks	55,454	56,842	203	123	0.49	0.29

Total interest-earning assets	1,455,556	1,386,714	43,415	42,743	3.98	4.11

Non-earning assets	127,450	133,521

Total assets	$1,583,006	$1,520,235

Deposits:
Demand	$220,419	$223,858	90	60	0.05	0.04
Money market	226,780	196,693	284	195	0.17	0.13
Savings	117,599	109,008	37	39	0.04	0.05
Time	400,593	406,334	3,491	3,289	1.16	1.08
Total deposits	965,391	935,893	3,902	3,583	0.54	0.51

Customer repurchase agreements	47,353	49,985	3	7	0.01	0.02
Other short-term borrowings	512	19	3	—	0.78	0.35
Long-term borrowings	37,624	37,500	887	807	3.14	2.87
Total interest-bearing
liabilities	1,050,880	1,023,397	4,795	4,397	0.61	0.57

Noninterest bearing demand deposits	320,643	291,112
Other liabilities	9,923	9,591
Shareholders' equity	201,560	196,135
Total liabilities and
shareholders' equity	$1,583,006	$1,520,235

Interest rate spread					3.37%	3.54%
Net interest margin					3.54%	3.69%

Net interest income (taxable equivalent basis)			38,620	38,346
Less: Taxable equivalent adjustment			1,412	1,525
Net interest income			$37,208	$36,821

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine Months Ended September 30,
	2016 vs. 2015
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$465	$(898)	$1,363
Real estate	503	(787)	1,290
Consumer	(88)	315	(403)
Total loans	880	(1,370)	2,250
Securities:
Federal agencies	252	162	90
Mortgage-backed	241	(44)	285
State and municipal	(797)	(187)	(610)
Other securities	22	14	8
Total securities	(282)	(55)	(227)
Federal funds sold	(6)	(3)	(3)
Deposits in other banks	80	83	(3)
Total interest income	672	(1,345)	2,017

Interest expense
Deposits:
Demand	30	31	(1)
Money market	89	56	33
Savings	(2)	(5)	3
Time	202	249	(47)
Total deposits	319	331	(12)
Customer repurchase agreements	(4)	(4)	—
Other short-term borrowings	3	3	—
Other borrowings	80	77	3
Total interest expense	398	407	(9)
Net interest income (taxable equivalent basis)	$274	$(1,752)	$2,026

Noninterest Income, three months ended September 30, 2016 and 2015
For the quarter ended September 30, 2016, noninterest income increased $65,000 or 2.1% compared to the comparable 2015 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$938	$1,006	$(68)	(6.8)%
Service charges on deposit accounts	514	521	(7)	(1.3)
Other fees and commissions	663	592	71	12.0
Mortgage banking income	512	376	136	36.2
Securities gains, net	73	6	67	1,116.7
Brokerage fees	209	255	(46)	(18.0)
Income from Small Business Investment Companies (SBICs)	—	99	(99)	(100.0)
Other	211	200	11	5.5
Total noninterest income	$3,120	$3,055	$65	2.1
Trust income decreased slightly due to volatility in the equity markets. Service charge income was virtually unchanged for the 2016 quarter compared to the 2015 quarter. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased significantly in the 2016 quarter as a result of increases in the volume of originations. Net securities gains increased in the 2016 quarter as a result of called securities. Income from Small Business Investment Companies ("SBICs") reflected a $99,000 decrease compared to the 2015 quarter; this category of income is highly unpredictable.
Noninterest Income, nine months ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, noninterest income increased $315,000 or 3.3% compared to the comparable 2015 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$2,829	$2,963	$(134)	(4.5)%
Service charges on deposit accounts	1,520	1,543	(23)	(1.5)
Other fees and commissions	1,991	1,787	204	11.4
Mortgage banking income	1,169	987	182	18.4
Securities gains, net	661	553	108	19.5
Brokerage fees	636	681	(45)	(6.6)
Income from Small Business Investment Companies (SBICs)	238	427	(189)	(44.3)
Other	740	528	212	40.2
Total noninterest income	$9,784	$9,469	$315	3.3

Trust income decreased for the 2016 period compared to the 2015 period primarily due to volatility early in the year in the equity markets. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income was higher in the 2016 period, based on greater loan demand in existing markets and the impact of the MainStreet acquisition. Net securities gains increased in the 2016 period as a result of gains from called securities. Income from SBICs reflected a $189,000 decrease compared to the 2015 period; this category of income is highly unpredictable. Other income increased $212,000 compared to the 2015 period primarily due to the additional income from investments in limited partnerships during the nine months ended September 30, 2016.
Noninterest Expense, three months ended September 30, 2016 and 2015
For the three months ended September 30, 2016, noninterest expense increased $479,000 or 5.1%. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense
Salaries	$4,626	$4,179	$447	10.7%
Employee benefits	1,034	1,029	5	0.5
Occupancy and equipment	1,004	1,094	(90)	(8.2)
FDIC assessment	138	185	(47)	(25.4)
Bank franchise tax	257	220	37	16.8
Core deposit intangible amortization	213	300	(87)	(29.0)
Data processing	437	366	71	19.4
Software	301	290	11	3.8
Other real estate owned, net	105	(126)	231	(183.3)
Merger related expenses	—	87	(87)	(100.0)
Other	1,752	1,764	(12)	(0.7)
Total noninterest expense	$9,867	$9,388	$479	5.1
Salaries expense increased in the 2016 quarter as compared to 2015 quarter as a result of additional compensation expenses relate to the de novo branch start-up in Roanoke and Winston-Salem. Approximately $200,000 of the increase was related to the de novo branches, of which $150,000 were nonrecurring payments. Full time equivalent employees at the end of the 2016 quarter were 309, down from 310 for the prior year; the additional employees for the de novo branches were added at the end of the quarter. Other real estate owned expenses increased in 2016 compared to 2015. The 2015 quarter reflected a gain on the sale of one foreclosed property in the amount of $183,000.

Noninterest Expense, nine months ended September 30, 2016 and 2015
For the nine months ended September 30, 2016, noninterest expense decreased $1,636,000 or 5.3%. Details of individual accounts are shown in the table below.

	Nine months Ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense
Salaries	$12,872	$12,634	$238	1.9%
Employee benefits	3,203	3,215	(12)	(0.4)
Occupancy and equipment	3,162	3,290	(128)	(3.9)
FDIC assessment	519	565	(46)	(8.1)
Bank franchise tax	769	675	94	13.9
Core deposit intangible amortization	789	901	(112)	(12.4)
Data processing	1,340	1,311	29	2.2
Software	872	850	22	2.6
Other real estate owned, net	314	60	254	423.3
Merger related expenses	—	1,948	(1,948)	(100.0)
Other	5,601	5,628	(27)	(0.5)
Total noninterest expense	$29,441	$31,077	$(1,636)	(5.3)
Salaries increased in the 2016 period as compared to the 2015 period primarily related to the additional compensation expenses of the de novo branch. Approximately $200,000 of the increase was related to the de novo, of which $150,000 were nonrecurring payments. The change in other real estate owned expenses during the 2016 period was primarily a result of the gain on the sale of one foreclosed property in the amount of $183,000 during the 2015 period. The largest component of the decrease in expense was the 2015 nonrecurring merger related expenses of $1.9 million, which was the primary change in the overall reduction.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned ("OREO") by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (i) gains or losses on securities and (ii) gains or losses on sale of premises and equipment. The efficiency ratio for the 2016 and 2015 quarters was 61.25%. The Company expects continued improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Efficiency Ratio
Noninterest expense	$9,867	$9,388
Add/Subtract: loss/(gain) on sale OREO	(88)	166
	$9,779	$9,554

Net interest income	$12,464	$12,061
Tax equivalent adjustment	453	495
Noninterest income	3,120	3,055
Subtract: gain on securities	(73)	(6)
Add/Subtract: (gain)/loss on sale of fixed assets	1	(6)
	$15,965	$15,599

Efficiency ratio	61.25%	61.25%
Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both 2016 and 2015 quarters is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Three Months Ended September 30,
	2016	2015
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$12,097	$11,508
Interest income - investments and other	2,419	2,529
Interest expense - deposits	(1,291)	(1,205)
Interest expense - other borrowings	(1)	(2)
Interest expense - other short-term borrowings	(3)	—
Interest expense - junior subordinated debt	(304)	(274)
Total net interest income	$12,917	$12,556
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(64)	$(34)
Tax benefit realized on non-taxable interest income - municipal securities	(389)	(461)
GAAP measures	$12,464	$12,061

Income Taxes
The effective tax rate for the third quarter of 2016 was 29.45% compared to 29.52% for the third quarter of 2015. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes.  The primary non-taxable income is that of state and municipal securities and loans.
The effective tax rate for the first nine months of 2016 was 29.81% compared to 28.12% for the same period of 2015. The increase in the effective tax rate of 1.69% is primarily related to a lower level of tax exempt municipal securities income.
Fair Value Impact to Net Income
The following table presents the impact for the three and nine month periods ended September 30, 2016 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet on net interest income and pretax income (dollars in thousands):

			September 30, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Three Months Ended	Nine Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$250	$723	$(2,338)
Purchase acquired impaired loans	Income	(7,066)	137	1,079	(5,987)
FHLB advances	Expense	42	(6)	(17)	25
Junior subordinated debt	Expense	1,761	(25)	(76)	1,685
Net interest income			356	1,709

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,683	(213)	(789)	$1,894
Net non-interest expense			(213)	(789)

Change in pretax income			$143	$920

The following table presents the impact for the three and nine month periods ended September 30, 2015 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			September 30, 2015
	Income Statement Effect	Premium (Discount) Balance on December 31, 2014	Additions	Three Months Ended	Nine Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(4,270)	$456	$2,170	$(5,458)
Purchase acquired impaired loans	Income	(1,440)	(1,208)	51	211	(2,437)
FHLB Advances	Expense	65	—	(5)	(17)	48
Junior subordinated debt	Expense	1,862	—	(26)	(77)	1,785
CD valuation	Expense	—	(288)	72	216	(72)
Brokered CD valuation	Expense	—	(2)	—	—	(2)
Net interest income			(5,768)	548	2,503

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(300)	$(901)	$2,983
Net non-interest expense			1,839	(300)	(901)

Change in pretax income			$(3,929)	$248	$1,602

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
The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three and nine month periods indicated (dollars in thousands):

Three Months Ended September 30,	2016			2015

	MC	MS	Total	MC	MS	Total

Net interest income	$192	$164	$356	$205	343	$548
Core deposit amortization	(151)	(62)	(213)	(227)	(73)	(300)
Total pretax income	$41	$102	$143	$(22)	270	$248

Nine Months Ended September 30,	2016			2015

	MC	MS	Total	MC	MS	Total

Net interest income	$1,061	$648	$1,709	$1,141	1,362	$2,503
Core deposit amortization	(604)	(185)	(789)	(681)	(220)	(901)
Total pretax income	$457	$463	$920	$460	1,142	$1,602

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
The available for sale securities portfolio was $351,439,000 at September 30, 2016, compared to $340,349,000 at December 31, 2015, an increase of $11,090,000 or 3.26%. At September 30, 2016, the available for sale portfolio had an amortized cost of $344,378,000 resulting in a net unrealized gain of $7,061,000.  At December 31, 2015, the available for sale portfolio had an amortized cost of $334,008,000, resulting in a net unrealized gain of $6,341,000.
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
Total loans were $1,083,201,000 at September 30, 2016, compared to $1,005,525,000 at December 31, 2015, an increase of $77,676,000 or 7.72%. The increase is a result of organic growth resulting from improving economic conditions and business development efforts in the Bank's markets.
In addition, recently announced plans for establishing a de novo branch in each of Roanoke and in Winston-Salem are expected to have a material and positive impact on loan growth over the next several quarters.
Loans held for sale totaled $4,776,000 at September 30, 2016 and $3,266,000 at December 31, 2015. Loan production volume was $53,870,000 for the nine month period ending September 30, 2016 and $59,030,000 for the year ended December 31, 2015. These loans were approximately 60% purchase and 40% refinancing.

Management of the loan portfolio is organized around classes. Each class is comprised of various loan types that are reflective of operational and regulatory management and reporting requirements. The following table presents the Company's loan portfolio by class as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Commercial	$204,184	$177,481
Commercial real estate:
Construction and land development	91,688	72,968
Commercial real estate	454,797	430,186
Residential real estate:
Residential	218,632	220,434
Home equity	108,617	98,449
Consumer	5,283	6,007
Total loans	$1,083,201	$1,005,525

Provision for Loan Losses
Provision for loan losses was $200,000 for the nine month period ended September 30, 2016, compared to $700,000 for the same period ended September 30, 2015. The need for additional provision in the nine month period ended September 30, 2016 was mitigated by improvement in various qualitative factors used in the determination of the allowance, notably asset quality and local economic conditions. Provision expense in the 2015 period was unusually large as a result of the quarterly review of expected cash flows from certain purchased credit impaired loans.
Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At September 30, 2016, the ALLL was $12,757,000 compared to $12,601,000 at December 31, 2015. The ALLL as a percentage of total loans was 1.18% and 1.25%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.27% at September 30, 2016, compared to 1.40% at December 31, 2015. On a dollar basis, the reserve was $12,371,000 at September 30, 2016, compared to $12,159,000 at December 31, 2015. The percentage of the reserve to total loans has declined due to improving local economic conditions and continued improvement in asset quality as evidenced by reductions in substandard loans, special mention loans, nonaccrual loans and past due loans. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.44% at September 30, 2016, compared to 0.74% at December 31, 2015. On a dollar basis, the reserve was $22,000 at September 30, 2016, compared to $35,000 at December 31, 2015. There is ongoing turnover in the composition of the impaired loan population, which increased by a net $373,000 over December 31, 2015. Newly evaluated impaired loans did not have a significant impact on the overall impairment allowance.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $364,000 at September 30, 2016 compared to $407,000 at December 31, 2015. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The decrease in this impairment for the current period is related to the recasting of expected cash flows during the quarter, which utilized lifetime default probabilities and loss given default estimates. This recast also incorporated an upward migration in risk grades for loans in the acquired impaired portfolio. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$12,601	$12,427

Charge-offs:
Construction and land development	—	20
Commercial real estate	—	462
Residential real estate	—	15
Home equity	63	308
Total real estate	63	805
Commercial and industrial	40	175
Consumer	142	220
Total charge-offs	245	1,200

Recoveries:
Construction and land development	7	81
Commercial real estate	15	43
Residential real estate	44	121
Home equity	12	18
Total real estate	78	263
Commercial and industrial	26	32
Consumer	97	129
Total recoveries	201	424

Net charge-offs (recoveries)	44	776
Provision for loan losses	200	950
Balance at end of period	$12,757	$12,601

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2016	December 31, 2015
Allowance to loans	1.18%	1.25%
ASC 450 (FAS 5) ALLL	1.27	1.40
Net charge-offs (recoveries) to allowance (1)	0.46	6.16
Net charge-offs (recoveries) to average loans (1)	0.01	0.08
Nonperforming assets to total assets	0.31	0.48
Nonperforming loans to loans	0.36	0.52
Provision to net charge-offs (recoveries) (1)	454.55	122.42
Provision to average loans (1)	0.03	0.10
Allowance to nonperforming loans	331.70	242.09
(1) - annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.36% at September 30, 2016 and 0.52% at December 31, 2015.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.31% of total assets at September 30, 2016, down from 0.48% at December 31, 2015.  This decrease was related primarily to the decreases in OREO and net charge-offs.
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

The following table presents the Company's nonperforming assets as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Nonperforming Assets
	September 30, 2016	December 31, 2015
Nonaccrual loans:
Real estate	$3,770	$5,106
Commercial	67	90
Consumer	9	9
Total nonaccrual loans	3,846	5,205

Loans past due 90 days
and accruing interest:	—	—

Total nonperforming loans	3,846	5,205

Other real estate owned	1,145	2,184

Total nonperforming assets	$4,991	$7,389
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Impaired Loans
	September 30, 2016	December 31, 2015
Accruing	$1,741	$1,171
Nonaccruing	3,339	3,536
Total impaired loans	$5,080	$4,707
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $2,527,000 in TDRs at September 30, 2016 compared to $1,958,000 at December 31, 2015. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $1,145,000 and $2,184,000 as of September 30, 2016 and December 31, 2015, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2016 and December 31, 2015 (dollars in thousands):

Other Real Estate Owned
	September 30, 2016	December 31, 2015
Construction and land development	$139	$886
1-4 family residential	470	643
Commercial real estate	536	655
	$1,145	$2,184

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer time deposits.  Total deposits were $1,306,008,000 at September 30, 2016 compared to $1,262,660,000 at December 31, 2015, an increase of $43,348,000 or 3.43%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The continuing challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter of 2016 was 0.53%, up from 0.52% for the third quarter of 2015.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $203,713,000 at September 30, 2016 compared to $197,835,000 at December 31, 2015, an increase of $5,878,000 or 2.97%.
The Company paid cash dividends of $0.72 per share during the first nine months of 2016 while the aggregate basic and diluted earnings per share for the same period was $1.41 per share.
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

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2016 and December 31, 2015. Management believes, as of September 30, 2016, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2016		Percentage At December 31, 2015
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.45	14.02	12.88	14.58
Tier 1 capital ratio	14.66	14.02	15.23	14.58
Total capital ratio	15.72	15.06	16.34	15.67

Leverage Capital Ratio:

Tier 1 leverage ratio	11.83	11.32	12.05	11.54
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
In the nine month period ended September 30, 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000. During the same period in 2015, the Company repurchased 121,636 shares at an average cost of $23.09 per share, for a total cost of $2,808,000.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2016, principal advance obligations to the FHLB, net of acquisition related fair value adjustments, consisted of $9,974,000 in fixed-rate, long-term advances compared to $9,958,000 in fixed-rate, long-term advances at December 31, 2015.  The Company also had outstanding $70,700,000 in letters of credit at September 30, 2016 and at December 31, 2015. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Company ("FDIC") insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 7 and long-term borrowings are discussed in Note 8 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2016 and December 31, 2015, were $25,634,000 and $23,633,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at September 30, 2016 and at December 31, 2015 were as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Commitments to extend credit	$332,246	$301,360
Standby letters of credit	4,063	4,286
Mortgage loan rate-lock commitments	13,924	5,365
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2016 is asset sensitive. Management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2016 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	September 30, 2016
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$6,724	13.2%
Up 3.00%	5,167	10.1
Up 2.00%	3,510	6.9
Up 1.00%	1,790	3.5
Flat	—	—
Down 0.25%	(747)	(1.5)
Down 0.50%	(1,575)	(3.1)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2016 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	September 30, 2016
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$234,064	$56,198	31.6%
Up 3.00%	229,550	51,684	29.1
Up 2.00%	220,722	42,856	24.1
Up 1.00%	203,938	26,072	14.7
Flat	177,866	—	—
Down 0.25%	168,629	(9,237)	(5.2)
Down 0.50%	158,767	(19,099)	(10.7)
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2016.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Shares of the Company's common stock were repurchased during the three months ended September 30, 2016, as detailed below.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 234,915 shares of the Company's common stock as of September 30, 2016.

Period Beginning on First Day of Month Ended	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under Plans or Programs

July 31, 2016	—	$—	—	238,323
August 31, 2016	3,408	26.17	3,408	234,915
September 30, 2016	—	—	—	234,915
Total	3,408	$26.17	3,408

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 7, 2016	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - November 7, 2016	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 7, 2016	(principal accounting officer)