Form 10-K
period 2016-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2017-03-16
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐  Accelerated filer  ☑  Non-accelerated filer  ☐  Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐  No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016, based on the closing price, was $199,946,222.
The number of shares of the registrant's common stock outstanding on March 9, 2017 was 8,638,744.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 16, 2017, are incorporated by reference in Part III of this report.

_______________________________
*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees - The Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders.
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders.

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
As of December 31, 2016, the operations of the Company are conducted at twenty-six banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-four Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."
The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company’s operating segments, refer to "Note 21 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Competition and Markets
Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.

The Company has the largest deposit market share in the City of Danville, Virginia.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 31.1% at June 30, 2016, based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia.  The Company had a deposit market share in Pittsylvania County of 22.9% at June 30, 2016, based on FDIC data.
The Southern Virginia market, in which the Company has a significant presence, continues to show improvement. The region's economic base continues to be weighted toward the manufacturing sector.  Although the region was negatively impacted by the elimination of many textile plant closings over several decades, the area has experienced some new manufacturing plant openings as well as job growth in the technology area. Other important industries include farming, tobacco processing and sales, food processing, and packaging tape production.
The Company's market areas in North Carolina are Alamance County and Guilford County, North Carolina, where there is strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 14.7% at June 30, 2016, based on FDIC data, which was the second largest of any FDIC-insured institution.
In 2016, the Company announced plans for a de novo branch in Roanoke, Virginia, and Winston-Salem, North Carolina.
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
American National Bankshares Inc.
American National Bankshares Inc. is qualified as a bank holding company ("BHC") within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is registered as such with the Board of Governors of the Federal Reserve System (the "FRB").  As a bank holding company, American National Bankshares Inc. is subject to supervision, regulation and examination by the FRB and is required to file various reports and additional information with the FRB.  American National Bankshares Inc. is also registered under the bank holding company laws of Virginia and is subject to supervision, regulation and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "SCC").
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
The Dodd-Frank Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. A summary of certain provisions of the Dodd-Frank Act is set forth below:
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
Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, certain of the act's requirements have yet to be implemented. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the federal bank regulatory agencies in the future, the full extent of the impact such requirements will have on the operations of the Company and the Bank is unclear. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.

Deposit Insurance
The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Also on April 1, 2011, the FDIC began utilizing a risk-based assessment system that imposed insurance premiums based upon a risk category matrix that took into account a bank’s capital level and supervisory rating. Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses the "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.
The FDIC’s "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2016 and 2015, the Company recorded expense of $647,000 and $750,000, respectively, for FDIC insurance premiums.
In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.
Capital Requirements
The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies that were effective through December 31, 2016, American National Bankshares Inc. and American National Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.
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
The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.83% and 14.81%, respectively, as of December 31, 2016, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio of the Company was 11.77% and the Bank was 12.92% as of December 31, 2016. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.92% and 13.89%, respectively, as of December 31, 2016 also exceeding the minimum requirements.
The phase in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
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
Based on management's understanding and interpretation of the new capital rules, it believes that, as of December 31, 2016, the Company and the Bank meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.
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

Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2016 and 2015, the Company met the requirements for being classified as "well capitalized."
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight and (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2016, the Company had not been made aware of any instances of non-compliance with the final guidance.
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
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material adverse effect on the business, financial condition and results of operations of the Company and the Bank.
At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.
Employees
At December 31, 2016, the Company employed 320 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.
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
Executive Officers of the Company
The following table lists, as of December 31, 2016, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	56
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

William W. Traynham	61
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since January 2015. Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009.

H. Gregg Strader	58
Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2010 to June 2013.

R. Helm Dobbins	65	Executive Vice President and Chief Credit Officer of the Company since January 2015. Executive Vice President and Chief Credit Officer of the Bank since 2005.
Ramsey K. Hamadi	47
Executive Vice President of the Company since August 2016. Executive Vice President and Chief Administrative Officer of the Bank since January 2017. Executive Vice President of the Bank from July 2016 until December 2016. Executive Vice President and Chief Financial Officer for NewBridge Bancorp from April 2009 until March 2016.

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
Trust division income is a major source of non-interest income for the Company.  Trust and Brokerage fee revenue is largely dependent on the fair market value of assets under management and on trading volumes in the brokerage business. General economic conditions and their subsequent effect on the securities markets tend to act in correlation.  When general economic conditions deteriorate, securities markets generally decline in value, and the Company's Trust and Brokerage fee revenue are negatively impacted as asset values and trading volumes decrease.

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
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2016, the Company had approximately $1.2 billion in loans, of which approximately $951.1 million (81.6%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.
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
When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $43.9 million at December 31, 2016.
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
The Company is subject to a number of laws concerning consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require that financial institutions develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution's size and complexity, the nature and scope of the financial institution's activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach. In addition, most states have enacted security breach legislation requiring varying levels of consumer notification in the event of certain types of security breaches.  New regulations in these areas may increase the Company's compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy and data use and security laws and regulations to which the Company is subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect the Company's results of operations, overall business, and reputation.
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
ITEM 2 – PROPERTIES
As of December 31, 2016, the Company maintained twenty-six banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville, Lynchburg, and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Nelson, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Greensboro, Mebane, Graham and Winston-Salem and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.
The principal executive offices of the Company are located at 628 Main Street in the business district of Danville, Virginia.  This building, owned by the Company, has three floors totaling approximately 27,000 square feet.
The Company owns a building located at 103 Tower Drive in Danville, Virginia.  This three-story facility serves as an operations center.
The Company has an office at 445 Mount Cross Road in Danville, Virginia where it consolidated two banking offices in January 2009 and gained additional administrative space.
The Company has an office at 3101 South Church Street in Burlington, North Carolina.  This building serves as the head office for our North Carolina operations.
The Company has an office at 3000 Ogden Road in Roanoke, Virginia. The building is approximately 14,000 square feet and serves as our main office in the Roanoke market.
The Company owns fifteen other offices for a total of nineteen owned buildings.  There are no mortgages or liens against any of the properties owned by the Company.  The Company operates thirty-four ATMs on owned or leased facilities.  The Company leases seven office locations and two storage warehouses.  The Company occupies space rent-free for its limited service office in the Village of Brookwood Retirement Center under an agreement with the owners of that facility.
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
ITEM 4 – MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "AMNB." At December 31, 2016, the Company had 3,159 shareholders of record. The following table presents the high and low sales prices for the Company's common stock and dividends declared for the past two years.

	Sales Price		Dividends Declared
2016	High	Low	Per Share

1st quarter	$26.00	$22.29	$0.24
2nd quarter	27.69	24.36	0.24
3rd quarter	28.50	24.87	0.24
4th quarter	36.25	26.41	0.24
			$0.96

	Sales Price		Dividends Declared
2015	High	Low	Per Share

1st quarter	$24.72	$21.31	$0.23
2nd quarter	24.31	21.68	0.23
3rd quarter	24.28	21.88	0.23
4th quarter	26.42	23.02	0.24
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
The following table summarizes information, as of December 31, 2016, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2016
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans
Equity compensation plans approved by shareholders	58,411	$24.37	120,568
Equity compensation plans not approved by shareholders	—	—	—
Total	58,411	$24.37	120,568
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
During 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000. In 2015, the Company repurchased 150,656 shares at an average cost of $23.27 per share, for a total cost of $3,506,000.
No shares of the Company's common stock were repurchased during the three months ended December 31, 2016.  Under the share repurchase program, the Company has the remaining authority to repurchase up to 234,915 shares of the Company's common stock as of December 31, 2016.

Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2016.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2011.  The indexes are the NASDAQ Composite Index; the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
American National Bankshares Inc.	$100.00	$108.15	$146.51	$144.21	$154.85	$217.83
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92

ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except per share information and ratios)
	December 31,
	2016	2015	2014	2013	2012
Results of Operations:
Interest income	$56,170	$55,169	$47,455	$52,956	$57,806
Interest expense	6,316	5,904	5,730	6,583	8,141
Net interest income	49,854	49,265	41,725	46,373	49,665
Provision for loan losses	250	950	400	294	2,133
Noninterest income	13,505	13,287	11,176	10,827	11,410
Noninterest expense	39,801	40,543	34,558	35,105	36,643
Income before income tax provision	23,308	21,059	17,943	21,801	22,299
Income tax provision	7,007	6,020	5,202	6,054	6,293
Net income	$16,301	$15,039	$12,741	$15,747	$16,006

Financial Condition:
Assets	$1,678,638	$1,547,599	$1,346,492	$1,307,512	$1,283,687
Loans, net of unearned income	1,164,821	1,005,525	840,925	794,671	788,705
Securities	352,726	345,661	349,250	351,013	340,533
Deposits	1,370,640	1,262,660	1,075,837	1,057,675	1,027,667
Shareholders' equity	201,380	197,835	173,780	167,551	163,246
Shareholders' equity, tangible	155,789	151,280	132,692	125,349	119,543

Per Share Information:
Earnings per share, basic	$1.89	$1.73	$1.62	$2.00	$2.04
Earnings per share, diluted	1.89	1.73	1.62	2.00	2.04
Cash dividends paid	0.96	0.93	0.92	0.92	0.92
Book value	23.37	22.95	22.07	21.23	20.80
Book value, tangible	18.08	17.55	16.86	15.89	15.23

Weighted average common shares outstanding, basic	8,611,507	8,680,502	7,867,198	7,872,870	7,834,351
Weighted average common shares outstanding, diluted	8,621,241	8,688,450	7,877,576	7,884,561	7,845,652

Selected Ratios:
Return on average assets	1.02%	0.99%	0.97%	1.20%	1.23%
Return on average equity (1)	8.07%	7.65%	7.40%	9.52%	10.08%
Return on average tangible equity (2)	10.85%	10.62%	10.31%	13.75%	15.25%
Dividend payout ratio	50.71%	53.65%	56.80%	46.03%	45.06%
Efficiency ratio (3)	61.47%	63.81%	63.41%	57.57%	58.23%
Net interest margin	3.52%	3.69%	3.66%	4.10%	4.44%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.10%	1.25%	1.48%	1.59%	1.54%
Allowance for loan losses to period end non-performing loans	360.39%	242.09%	302.21%	248.47%	227.95%
Non-performing assets to total assets	0.29%	0.48%	0.46%	0.65%	0.90%
Net charge-offs to average loans	0.00%	0.08%	0.07%	(0.02)%	0.07%

Capital Ratios:
Total risk-based capital ratio	14.81%	16.34%	17.86%	18.14%	17.00%
Common equity tier 1 capital ratio	11.77%	12.88%	n/a	n/a	n/a
Tier 1 capital ratio	13.83%	15.23%	16.59%	16.88%	15.75%
Tier 1 leverage ratio	11.67%	12.05%	12.16%	11.81%	11.27%
Tangible equity to tangible assets ratio (4)	9.54%	10.08%	10.00%	9.91%	9.64%

(1)	Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

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
RECLASSIFICATION
In certain circumstances, reclassifications have been made to prior period information to conform to the 2016 presentation.  There were no material reclassifications.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with GAAP and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration, (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities and (8) the unfunded pension liability.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements.
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
The Company uses certain practices to manage its credit risk.  These practices include (1) appropriate lending limits for loan officers, (2) a loan approval process, (3) careful underwriting of loan requests, including analysis of borrowers, cash flows, collateral, and market risks, (4) regular monitoring of the portfolio, including diversification by type and geography, (5) review of loans by the Loan Review department, which operates independently of loan production (the Loan Review function consists of a co-sourced arrangement using both internal personnel and external vendors to provide the Company with a more robust review function of the loan portfolio), (6) regular meetings of the Credit Committee to discuss portfolio and policy changes and make decisions on large or unusual loan requests, and (7) regular meetings of the Asset Quality Committee which reviews the status of individual loans.
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

Goodwill and Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 8.25 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. No indicators of impairment were identified during the years ended December 31, 2016, 2015, and 2014.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.
Deferred Tax Assets and Liabilities
The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.  “More likely than not” is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.
Other-than-temporary Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. We regularly review each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.
Unfunded Pension Liability
The Company previously maintained a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company’s actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.

NON-GAAP PRESENTATIONS
Non-GAAP presentations are provided because the Company believes these may be valuable to investors. These include (1) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets and (2) the calculation of the efficiency ratio.
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned ("OREO") by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (i) gains or losses on securities and (ii) gains or losses on sale of premises and equipment. The efficiency ratio for 2016, 2015, and 2014 was 61.47%, 63.81%, and 63.41%, respectively. The Company expects continued improvement in this ratio in 2017. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Efficiency Ratio
Noninterest expense	$39,801	$40,543	$34,558
Add/Subtract: loss/(gain) on sale OREO	(228)	99	(2)
	$39,573	$40,642	$34,556

Net interest income	$49,854	$49,265	$41,725
Tax equivalent adjustment	1,846	2,014	2,088
Noninterest income	13,505	13,287	11,176
Subtract: gain on securities	(836)	(867)	(505)
Add/Subtract: (gain)/loss on sale of fixed assets	9	(11)	10
	$64,378	$63,688	$54,494

Efficiency ratio	61.47%	63.81%	63.41%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2016, 2015, and 2014 is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$48,224	$46,985	$39,298
Interest income - investments and other	9,792	10,198	10,245
Interest expense - deposits	(5,103)	(4,811)	(4,654)
Interest expense - customer repurchase agreements	(5)	(9)	(7)
Interest expense - other short-term borrowings	(5)	—	(2)
Interest expense - long-term borrowings	(1,203)	(1,084)	(1,067)
Total net interest income	$51,700	$51,279	$43,813
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(253)	$(125)	$(41)
Tax benefit realized on non-taxable interest income - municipal securities	(1,593)	(1,889)	(2,047)
GAAP measures	$49,854	$49,265	$41,725
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

STRATEGIC EVENT
The Company announced in September 2016 its plans to form a de novo branch in each of Roanoke, Virginia, and Winston-Salem, North Carolina. Initial staffing for Roanoke included fifteeen full-time equivalent employees. Initial staffing for Winston-Salem included five full-time equivalent employees. Initial operations from both offices impacted the fourth quarter of 2016 earning assets and operating results.
RESULTS OF OPERATIONS
Net Income
Net income for 2016 was $16,301,000 compared to $15,039,000 for 2015, an increase of $1,262,000 or 8.4%. Basic and diluted earnings per share were $1.89 for 2016 compared to $1.73 for 2015. This net income produced for 2016 a return on average assets of 1.02%, a return on average equity of 8.07%, and a return on average tangible equity of 10.85%.
Net income for 2015 was $15,039,000 compared to $12,741,000 for 2014, an increase of $2,298,000 or 18.0%. Basic and diluted earnings per share were $1.73 for 2015 compared to $1.62 for 2014. This net income produced for 2015 a return on average assets of 0.99%, a return on average equity of 7.65%, and a return on average tangible equity of 10.62%.
Earnings for 2016, 2015, and 2014 were favorably impacted by the 2011 acquisition of MidCarolina and the 2015 acquisition of MainStreet. The financial impact of the mergers was mostly a significant increase in earning assets.
Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The 2011 acquisition of MidCarolina and the 2015 acquisition of MainStreet impacted net interest income positively for 2016 and 2015, through increased earning assets.
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
Net interest income on a taxable equivalent basis increased $421,000 or 0.8% in 2016 from 2015, following a $7,466,000 or 17.0% increase in 2015 from 2014.  The increase in net interest income in 2016 was primarily due to increased volumes of earning assets related to organic growth.
Yields on loans were 4.54% in 2016 compared to 4.81% in 2015.   Cost of funds was 0.60% in 2016 compared to 0.58% in 2015. Between 2016 and 2015, deposit rates for demand accounts increased to 0.05% from 0.04%, money market accounts increased to 0.18% from 0.13%, and time deposits increased to 1.14% from 1.09%.  Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.52% for 2016, 3.69% for 2015, and 3.66% for 2014.
During 2008, the Federal Open Market Committee ("FOMC") of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it remained, unchanged, through mid December 2015. On December 17, 2015, the FOMC raised the target federal funds rate from 0.25% to 0.50%. On December 15, 2016, the FOMC raised the target federal funds rate from 0.50% to 0.75%. The increase in rates is expected to have a nominal positive impact on net interest income. Given recent economic and geopolitical events in 2016 and early 2017, the federal funds rate may be higher at year end 2017, but there is considerable uncertainty as to how much higher it may be.
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

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Loans:
Commercial	$198,326	$156,646	$122,434	$7,856	$6,893	$5,436	3.96%	4.40%	4.44%
Real estate	859,721	809,545	677,633	39,763	39,362	33,508	4.63	4.86	4.94
Consumer	5,230	9,669	4,792	605	730	354	11.57	7.55	7.39
Total loans	1,063,277	975,860	804,859	48,224	46,985	39,298	4.54	4.81	4.88

Securities:
Federal agencies and GSEs	96,009	88,384	74,390	1,674	1,364	852	1.74	1.54	1.15
Mortgage-backed and CMOs	79,720	61,741	61,377	1,635	1,346	1,453	2.05	2.18	2.37
State and municipal	160,279	183,208	187,595	5,647	6,746	7,307	3.52	3.68	3.90
Other securities	15,953	15,783	15,106	560	532	477	3.51	3.37	3.16
Total securities	351,961	349,116	338,468	9,516	9,988	10,089	2.70	2.86	2.98

Federal funds sold	—	5,230	—	—	6	—	—	0.11	—
Deposits in other banks	55,410	61,280	52,768	276	204	156	0.50	0.33	0.30
Total interest earning assets	1,470,648	1,391,486	1,196,095	58,016	57,183	49,543	3.94	4.11	4.14

Nonearning assets	127,501	132,280	116,377

Total assets	$1,598,149	$1,523,766	$1,312,472

Deposits:
Demand	$216,521	$223,825	$183,994	99	82	71	0.05	0.04	0.04
Money market	239,262	196,828	177,046	432	260	232	0.18	0.13	0.13
Savings	118,144	109,697	88,629	47	53	47	0.04	0.05	0.05
Time	396,801	404,366	368,712	4,525	4,416	4,304	1.14	1.09	1.17
Total deposits	970,728	934,716	818,381	5,103	4,811	4,654	0.53	0.51	0.57

Customer repurchase agreements	46,832	48,105	43,724	5	9	7	0.01	0.02	0.02
Other short-term borrowings	656	14	701	5	—	2	0.76	0.36	0.29
Long-term borrowings	37,640	37,515	37,398	1,203	1,084	1,067	3.20	2.89	2.85
Total interest bearing liabilities	1,055,856	1,020,350	900,204	6,316	5,904	5,730	0.60	0.58	0.64

Noninterest bearing demand deposits	330,315	297,483	234,149
Other liabilities	9,904	9,415	5,912
Shareholders' equity	202,074	196,518	172,207
Total liabilities and shareholders' equity	$1,598,149	$1,523,766	$1,312,472

Interest rate spread							3.34%	3.53%	3.50%
Net interest margin							3.52%	3.69%	3.66%

Net interest income (taxable equivalent basis)				51,700	51,279	43,813
Less: Taxable equivalent adjustment				1,846	2,014	2,088
Net interest income				$49,854	$49,265	$41,725

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
Changes in Net Interest Income (Rate / Volume Analysis)

	2016 vs. 2015			2015 vs. 2014
	Increase	Change Attributable to		Increase	Change Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$963	$(738)	$1,701	$1,457	$(49)	$1,506
Real estate	401	(1,972)	2,373	5,854	(568)	6,422
Consumer	(125)	293	(418)	376	8	368
Total loans	1,239	(2,417)	3,656	7,687	(609)	8,296
Securities:
Federal agencies and GSEs	310	186	124	512	332	180
Mortgage-backed and CMOs	289	(84)	373	(107)	(116)	9
State and municipal	(1,099)	(282)	(817)	(561)	(393)	(168)
Other securities	28	22	6	55	33	22
Total securities	(472)	(158)	(314)	(101)	(144)	43
Federal funds sold	(6)	6	(12)	6	6	—
Deposits in other banks	72	93	(21)	48	21	27
Total interest income	833	(2,476)	3,309	7,640	(726)	8,366

Interest expense
Deposits:
Demand	17	20	(3)	11	(4)	15
Money market	172	108	64	28	2	26
Savings	(6)	(10)	4	6	(4)	10
Time	109	193	(84)	112	(288)	400
Total deposits	292	311	(19)	157	(294)	451
Customer repurchase agreements	(4)	(4)	—	2	1	1
Other borrowings	124	101	23	15	31	(16)
Total interest expense	412	408	4	174	(262)	436
Net interest income	$421	$(2,884)	$3,305	$7,466	$(464)	$7,930
Noninterest Income
For the year ended December 31, 2016, noninterest income increased $218,000 or 1.6% compared to the year ended December 31, 2015. Details of individual accounts are shown in the table on the following page.

	Years Ended December 31,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest income:
Trust fees	$3,791	$3,935	$(144)	(3.7)%
Service charges on deposit accounts	2,048	2,066	(18)	(0.9)
Other fees and commissions	2,680	2,377	303	12.7
Mortgage banking income	1,713	1,320	393	29.8
Securities gains, net	836	867	(31)	(3.6)
Brokerage fees	843	946	(103)	(10.9)
Income from Small Business Investment Companies	463	912	(449)	(49.2)
Other	1,131	864	267	30.9
Total noninterest income	$13,505	$13,287	$218	1.6%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust income and service charge income decreased slightly for 2016 compared to 2015. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased significantly in 2016 as a result of increases in the volume of originations. Secondary market mortgage loan volume for 2016 was $78,330,000 compared to $59,030,000 for 2015. Income from Small Business Investment Company ("SBIC") investments, which is volatile and difficult to predict, decreased $449,000 or 49.2% for 2016 compared to 2015. Other income increased $267,000 for 2016 compared to 2015 primarily due to the additional income from investments in limited partnerships.

	Years Ended December 31,
	(Dollars in thousands)
	2015	2014	$ Change	% Change
Noninterest income:
Trust fees	$3,935	$4,196	$(261)	(6.2)%
Service charges on deposit accounts	2,066	1,735	331	19.1
Other fees and commissions	2,377	1,903	474	24.9
Mortgage banking income	1,320	1,126	194	17.2
Securities gains, net	867	505	362	71.7
Brokerage fees	946	643	303	47.1
Income from Small Business Investment Companies	912	176	736	418.2
Other	864	892	(28)	(3.1)
Total noninterest income	$13,287	$11,176	$2,111	18.9%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust income decreased for 2015 compared to 2014, largely related to the 2014 recognition of a one-time estate fee revenue of approximately $110,000. Trust income was not immediately impacted by the MainStreet acquisition. Service charge income was positively impacted by increases in overdraft and returned check fee income and higher fee income from debit card activity. These categories were higher based on larger transaction volume. Mortgage banking income was higher in 2015 based on greater loan demand volume in existing markets and the impact of the MainStreet acquisition. Secondary market mortgage loan volume for 2015 was $59,030,000 compared to $49,565,000 for 2014. Securities gains also increased, which related to the Company's decision to reduce its exposure to states with unusually large unfunded pension obligations and states sensitive to the large decline in the price of oil, notably Texas. Income from SBIC investments, which is volatile and difficult to predict, increased $736,000 or 418.2% for 2015 compared to 2014.

Noninterest Expense
For the year ended December 31, 2016, noninterest expense decreased $742,000 or 1.8% as compared to the year ended December 31, 2015.

	Years Ended December 31,
	(Dollars in thousands)
	2016	2015	$ Change	% Change
Noninterest Expense:
Salaries	$17,568	$16,554	$1,014	6.1%
Employee benefits	4,264	4,311	(47)	(1.1)
Occupancy and equipment	4,246	4,425	(179)	(4.0)
FDIC assessment	647	750	(103)	(13.7)
Bank franchise tax	995	898	97	10.8
Core deposit intangible amortization	964	1,201	(237)	(19.7)
Data processing	1,828	1,725	103	6.0
Software	1,143	1,158	(15)	(1.3)
Other real estate owned, net	336	99	237	239.4
Merger related expenses	—	1,998	(1,998)	(100.0)
Other	7,810	7,424	386	5.2
Total noninterest expense	$39,801	$40,543	$(742)	(1.8)%

Salaries expense increased $1,014,000, or 6.1%, in 2016 compared to 2015. The major driver of this increase is additional compensation expense related to the de novo efforts in Roanoke, Virginia and Winston-Salem, North Carolina. The expense for FDIC assessment decreased in 2016 due to the reduction in FDIC assessment rates effective the third quarter of 2016. Other real estate owned expense includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. It is inherently volatile from period to period. The change in other real estate owned expense during 2016 was primarily a result of the gain on the sale of one foreclosed property in the amount of $183,000 during 2015. The largest component of the decrease in noninterest expense in 2016 was the 2015 nonrecurring merger related expenses of $1,998,000.

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
NM - Not meaningful

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
OREO expense, includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. The activity related to this noninterest expense for the years ended December 31, 2016, 2015, and 2014 are shown below (dollars in thousands):

	2016	2015	2014
(Gain) loss on sale of OREO	$72	$(185)	$(66)
OREO valuation adjustments	156	86	68
OREO related expense	108	198	238
	$336	$99	$240
Income Taxes
Income taxes on 2016 earnings amounted to $7,007,000, resulting in an effective tax rate of 30.1%, compared to 28.6% in 2015 and 29.0% in 2014.  The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes. The primary non-taxable income is that of state and municipal securities and loans. The increase in the effective tax rate is primarily related to a lower level of tax exempt municipal securities income.

Fair Value Impact to Pretax Income
The July 2011 merger with MidCarolina and the January 2015 merger with MainStreet had a material and positive impact on earnings. The ongoing financial impact of the mergers was mostly the result of the increase in earnings assets. However, the specific financial impact of the fair value related accounting adjustments is reflected in the following tables. The tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the mergers on net interest income and pretax income for the years ended December 31, 2016, 2015, and 2014, respectively (dollars in thousands):

			December 31, 2016
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2015	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$1,085	$(1,976)
Purchased impaired loans	Income	(7,066)	1,357	(5,709)	(1)
FHLB advances	Expense	42	(22)	20
Junior subordinated debt	Expense	1,761	(102)	1,659
Net Interest Income			2,318

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,683	(964)	$1,719
Net non-interest expense			(964)

Change in pretax income			$1,354
(1) Remaining discount balance includes $2,197,000 in reclassifications from the non-accretable difference.

				December 31, 2015
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2014	Additions for the year ended	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(1,279)	$1,576	$(3,061)
Purchased impaired loans	Income	(3,424)	(5,097)	1,455	(7,066)	(1)
Time deposits	Income	—	(288)	288	—
Time deposits - brokered	Income	—	(2)	2	—
FHLB advances	Expense	65	—	(23)	42
Junior subordinated debt	Expense	1,862	—	(101)	1,761
Net Interest Income			(6,666)	3,197

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(1,201)	$2,683
Net non-interest expense			1,839	(1,201)

Change in pretax income			$(4,827)	$1,996
(1) Remaining discount balance includes $238,000 in reclassifications from the non-accretable difference.

			December 31, 2014
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2013	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(5,010)	$1,608	$(3,358)	(1)
Purchased impaired loans	Income	(4,371)	947	(3,424)	(2)
FHLB advances	Expense	87	(22)	65
Junior subordinated debt	Expense	1,964	(102)	1,862
Net Interest Income			2,431

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,969	(924)	$2,045
Net non-interest expense			(924)

Change in pretax income			$1,507
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
The table below summarizes the impact of the fair value merger related accounting impact to net interest income and impact to pretax income of the MidCarolina ("MC") and MainStreet ("MS") acquisitions (dollars in thousands):

For the Years Ended December 31,	2016			2015			2014

	MC	MS	Total	MC	MS	Total	MC	MS	Total

Net interest income	$1,450	$868	$2,318	$2,268	$929	$3,197	$2,431	$—	$2,431
Core deposit amortization	(717)	(247)	(964)	(906)	(295)	(1,201)	(924)	—	(924)
Total pretax income	$733	$621	$1,354	$1,362	$634	$1,996	$1,507	$—	$1,507
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2016 is asset sensitive.  As of early 2017, management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.
Earnings Simulation
The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2016 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.
Estimated Changes in Net Interest Income

	December 31, 2016
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$6,565	12.3%
Up 3.0%	5,114	9.5
Up 2.0%	3,548	6.6
Up 1.0%	1,813	3.4
Flat	—	—
Down 0.25%	(716)	(1.3)
Down 0.50%	(1,730)	(3.2)
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

The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2016 (dollars in thousands):
Estimated Changes in Economic Value of Equity

	December 31, 2016
Change in interest rates	Amount	$ Change	% Change

Up 4%	$272,633	$40,063	17.2%
Up 3%	271,710	39,140	16.8
Up 2%	267,298	34,728	14.9
Up 1%	255,244	22,674	9.7
Flat	232,570	—	—
Down 0.25%	224,551	(8,019)	(3.4)
Down 0.50%	215,626	(16,944)	(7.3)
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
The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At December 31, 2016, principal advance obligations to the FHLB consisted of $9,980,000 in fixed-rate, long-term advances and $20,000,000 in variable-rate, short-term advances compared to $9,958,000 in long-term advances and no short-term advances at December 31, 2015.  The Company also had outstanding $130,700,000 in letters of credit at December 31, 2016 compared to $70,700,000 in letters of credit at December 31, 2015.  The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing our balance sheet liquidity.
Short-term borrowing is discussed in Note 10 and long-term borrowing is discussed in Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each and has access to the Federal Reserve Bank of Richmond's discount window.  There were no amounts outstanding under these facilities at December 31, 2016. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers.  CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing core deposit relationship.  As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of December 31, 2016 and 2015 were $23,445,000 and $23,633,000, respectively.
The Bank also participates with the Promontory Network using Insured Cash Sweep®, a product which provides the Bank the capability of providing additional deposit insurance to customers in the context of a money market account arrangement. The product is analogous to the CDARS product discussed above.
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
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration and somewhat longer term tax exempt securities, whose market values are not as volatile in rising rate environments as similar termed taxable investments. The Company is aware that possible changes in corporate tax rates could have a negative impact on our municipal portfolio valuation.

The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years (dollars in thousands):

	As of December 31,
	2016		2015		2014
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
Federal Agencies:
Within 1 year	$9,392	1.16%	$10,027	0.56%	$1,004	1.44%
1 to 5 years	27,039	1.39	34,105	1.37	56,195	1.05
5 to 10 years	57,467	1.97	29,958	2.05	19,718	1.72
Over 10 years	12,481	2.02	7,511	2.70	5,041	2.63
Total	106,379	1.76	81,601	1.64	81,958	1.32

Mortgage-backed:
Within 1 year	1,919	4.57	—	—	—	—
1 to 5 years	4,040	2.67	6,442	3.40	3,471	4.18
5 to 10 years	15,242	2.29	15,841	2.44	17,567	2.42
Over 10 years	58,716	1.99	48,237	2.12	35,251	2.39
Total	79,917	2.15	70,520	2.51	56,289	2.51

State and Municipal:
Within 1 year	11,637	2.80	17,769	2.46	10,673	2.07
1 to 5 years	73,558	3.26	77,385	3.28	76,279	2.94
5 to 10 years	47,977	3.76	59,031	3.97	80,468	4.23
Over 10 years	12,585	3.36	16,083	3.87	20,640	3.97
Total	145,757	3.39	170,268	3.56	188,060	3.56

Corporate Securities:
Within 1 year	2,313	1.72	249.00	0.92	—	—
1 to 5 years	4,279	1.85	7,914	1.81	7,916	1.83
5 to 10 years	500	2.42	2,456	3	500	2
Over 10 years	6,300	5.41	—	—	—	—
Total	13,392	3.53	10,619	2.08	8,416	1.86

Preferred Stock:
No maturity	—	—	1,000	6.00	1,000	6.00
Total	—	—	1,000	6.00	1,000	6.00

Common Stock:
No maturity	1,288	—	—	—	—	—
Total	1,288	—	—	—	—	—

Total portfolio	$346,733	2.60%	$334,008	2.75%	$335,723	2.80%
During 2016, the Company's investment in preferred stock was converted to common stock. At December 31, 2016, the Company had two common stock investments, neither of which was paying dividends, with a total amortized cost of $1,288,000.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Average loans increased $87,417,000 or 9.0% from 2015 to 2016. Average loans increased $171,001,000 or 21.2% from 2014 to 2015, mostly impacted by the MainStreet merger.

At December 31, 2016, total loans were $1,164,821,000, an increase of $159,296,000 or 15.8% from the prior year. The increase is the result of broad based organic loan growth and the de novo branch start-ups in Roanoke, Virginia and Winston-Salem, North Carolina.
Loans held for sale totaled $5,996,000 at December 31, 2016 and $3,266,000 at December 31, 2015.  Loan production volume was $78,330,000 and $59,030,000 for 2016 and 2015, respectively. These loans were approximately 60% purchase, 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2016	2015	2014	2013	2012
Real estate:
Construction and land development	$114,258	$72,968	$50,863	$41,822	$48,812
Commercial real estate	510,960	430,186	391,472	364,616	355,433
Residential real estate	215,104	220,434	175,293	171,917	161,033
Home equity	110,751	98,449	91,075	87,797	91,313
Total real estate	951,073	822,037	708,703	666,152	656,591

Commercial and industrial	208,717	177,481	126,981	122,553	126,192
Consumer	5,031	6,007	5,241	5,966	5,922

Total loans	$1,164,821	$1,005,525	$840,925	$794,671	$788,705
The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):
Loans by Geographic Region

	As of December 31, 2016		Percentage Change in Balance Since December 31, 2015
	Balance	Percentage of Portfolio
Danville region	$227,392	19.5%	10.3%
Central region	150,432	12.9	(4.6)
Southside region	84,486	7.3	4.3
Eastern region	87,029	7.5	12.0
Franklin region	111,162	9.5	(8.7)
Roanoke region	41,142	3.5	N/A
Alamance region	230,391	19.8	7.2
Guilford region	227,988	19.6	55.6
Winston-Salem region	4,799	0.4	N/A

Total loans	$1,164,821	100.0%	15.8%
The large year over year increase in the Guilford region was the result of a convergence of improving business conditions in the Greensboro, North Carolina market and an ongoing, active program of customer outreach conducted by the Bank's market area lenders.
The Danville region consists of offices in Danville, Virginia and Yanceyville, North Carolina.  The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford, Campbell, and Nelson, Virginia.  The Southside region consists of offices in Martinsville and Henry County, Virginia.  The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania, Virginia.  The Franklin region consists of offices in Rocky Mount, Union Hall, and Hardy, Virginia. The Roanoke region consists of an office in Roanoke County, Virginia. The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina. The Winston-Salem region consists of an office in Winston-Salem, North Carolina.

The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations.  The Company has no foreign loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2016 or 2015, loans to lessors of nonresidential buildings represented 18.9% of total loans at December 31, 2016 and 19.5% at December 31, 2015. These lessees and lessors are engaged in a variety of industries.
The following table presents the maturity schedule of selected loan types (dollars in thousands):
Maturities of Selected Loan Types
December 31, 2016

	Commercial and Industrial (1)	Construction and Land Development	Total
1 year or less	$47,940	$26,657	$74,597
1 to 5 years (2)	111,506	56,134	167,640
After 5 years (2)	49,271	31,467	80,738
Total	$208,717	$114,258	$322,975

(1)	Includes agricultural loans.

(2)	Of the loans due after one year, $147,520 have predetermined interest rates and $100,858 have floating or adjustable interest rates.
Provision for Loan Losses
The provision for loan losses was $250,000, $950,000, and $400,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
The smaller provision expense in 2016 related to improvement in various qualitative factors, notably asset quality, local economic conditions and continued decline in historical loss factors. Improvements in asset quality were apparent in declines in past due and nonaccrual loans, as well as, in qualitative factors for asset quality and economic conditions, which were somewhat offset by additional factors assigned to unseasoned loans in new markets. The larger provision expense in 2015 related to the increase in organic loan growth and the relatively rapid maturities and renewals of the performing acquired loan portfolio of MainStreet and their resulting transfer to the regular loan portfolio.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
The ALLL was $12,801,000, $12,601,000, and $12,427,000 at December 31, 2016, 2015, and 2014, respectively.   The ALLL as a percentage of loans at each of those dates were 1.10%, 1.25%, and 1.48%, respectively.
The decrease in the allowance as a percentage of loans during 2016 was primarily due to continued high asset quality, low charge offs, and improvement in various qualitative factors, notably economic and legal, used in the determination of the allowance. The decrease in the allowance as a percentage of loans during 2015 was primarily impacted by the January 2015 acquisition of MainStreet.
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
The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.17% at December 31, 2016, compared to 1.40% at December 31, 2015. On a dollar basis, the reserve was $12,429,000 at December 31, 2016, compared to $12,159,000 at December 31, 2015. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued improvement in asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 0.47% at December 31, 2016, compared to 1.17% at December 31, 2015. On a dollar basis, the reserve was $23,000 at December 31, 2016, compared to $35,000 at December 31, 2015. The decrease in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment and charge-offs of specific reserves in 2016 that were recorded in the prior year. There is ongoing turnover in the composition of the impaired loan population, which increased $137,000 over December 31, 2015.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $349,000 at December 31, 2016, compared to $407,000 at December 31, 2015. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):
Summary of Loan Loss Experience

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$12,601	$12,427	$12,600	$12,118	$10,529

Charge-offs:
Construction and land development	—	20	—	—	202
Commercial real estate	10	462	510	164	370
Residential real estate	21	15	121	213	579
Home equity	66	308	137	156	115
Total real estate	97	805	768	533	1,266
Commercial and industrial	40	175	101	129	748
Consumer	189	220	95	175	72
Total charge-offs	326	1,200	964	837	2,086

Recoveries:
Construction and land development	11	81	28	227	87
Commercial real estate	21	43	38	96	388
Residential real estate	53	121	126	179	252
Home equity	15	18	65	65	27
Total real estate	100	263	257	567	754
Commercial and industrial	40	32	51	335	707
Consumer	136	129	83	123	81
Total recoveries	276	424	391	1,025	1,542

Net charge-offs (recoveries)	50	776	573	(188)	544
Provision for loan losses	250	950	400	294	2,133
Balance at end of period	$12,801	$12,601	$12,427	$12,600	$12,118

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):
Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,095	16.4%	$2,065	17.4%	$1,818	15.1%	$1,810	15.4%	$1,450	16.0%

Commercial real estate	7,355	57.4	6,930	50.0	6,814	52.6	6,819	51.1	6,822	51.2

Residential real estate	3,303	25.8	3,546	28.1	3,715	31.7	3,690	32.7	3,638	32.0

Consumer	48	0.4	60	0.5	80	0.6	99	0.8	208	0.8

Unallocated	—	—	—	—	—	—	182	—	—	—

Total	$12,801	100.0%	$12,601	100.0%	$12,427	100.0%	$12,600	100.0%	$12,118	100.0%
% - represents the percentage of loans in each category to total loans.
Asset Quality Indicators
The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios
	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
Allowance to loans*	1.10%	1.25%	1.48%	1.59%	1.54%
ASC 450/general allowance	1.17	1.40	1.55	1.75	1.98
Net charge-offs (recoveries) to year-end allowance	0.39	6.16	4.61	(1.49)	4.49
Net charge-offs (recoveries) to average loans	0.00	0.08	0.07	(0.02)	0.07
Nonperforming assets to total assets*	0.29	0.48	0.46	0.65	0.90
Nonperforming loans to loans*	0.30	0.52	0.49	0.64	0.67
Provision to net charge-offs (recoveries)	500.00	122.42	69.81	(156.38)	392.10
Provision to average loans	0.02	0.10	0.05	0.04	0.26
Allowance to nonperforming loans*	360.39	242.09	302.21	248.47	227.95
* - at year end.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.30% at December 31, 2016 compared to 0.52% at December 31, 2015. The decrease in nonperforming loans during 2016 was $1,653,000.
Nonperforming assets include nonperforming loans and foreclosed real estate.  Nonperforming assets represented 0.29% at December 31, 2016 compared to 0.48% of total assets at December 31, 2015.
In most cases, it is the policy of the Company that any loan that becomes 90 days past due will automatically be placed on nonaccrual loan status, accrued interest reversed out of income, and further interest accrual ceased. Any payments received on such loans will be credited to principal. In some cases a loan in process of renewal may become 90 days past due. In these instances the loan may still be accruing because of a delayed renewal process in which the customer has not been billed. In accounting for acquired impaired loans, such loans are not classified as nonaccrual when they become 90 days past due. They are considered to be accruing because their interest income relates to the accretable yield and not to contractual interest payments.
Loans will only be restored to full accrual status after six consecutive months of payments that were each less than 30 days delinquent.  The Company strictly adheres with this policy before restoring a loan to normal accrual status.

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):
Nonperforming Assets

	As of December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans:
Real estate	$2,928	$5,022	$4,111	$5,060	$5,261
Commercial	19	90	—	11	52
Agricultural	—	—	—	—	—
Consumer	18	2	1	—	3
Total nonaccrual loans	2,965	5,114	4,112	5,071	5,316

Loans past due 90 days and accruing interest:
Real estate	587	84	—	—	—
Commercial	—	—	—	—	—
Agricultural	—	—	—	—	—
Consumer	—	7	—	—	—
Total past due loans	587	91	—	—	—

Total nonperforming loans	3,552	5,205	4,112	5,071	5,316

Other real estate owned, net	1,328	2,184	2,119	3,422	6,193

Total nonperforming assets	$4,880	$7,389	$6,231	$8,493	$11,509
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of the dates indicated (dollars in thousands):
Impaired Loans

	As of December 31,
	2016	2015	2014	2013	2012
Accruing	$2,059	$1,171	$989	$958	$499
On nonaccrual status	2,785	3,536	3,548	5,071	2,548
Total impaired loans	$4,844	$4,707	$4,537	$6,029	$3,047
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $2,670,000 in TDRs at December 31, 2016 compared to $1,958,000 at December 31, 2015.

Other Real Estate Owned
Other real estate owned is carried on the consolidated balance sheets at $1,328,000 and $2,184,000 as of December 31, 2016 and 2015, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2016	2015	2014	2013	2012
Construction and land development	$139	$886	$1,577	$1,683	$3,290
Farmland	—	—	—	—	236
1-4 family residential	653	643	382	1,400	1,090
Multifamily (5 or more) residential	—	—	—	—	1,012
Commercial real estate	536	655	160	339	565
	$1,328	$2,184	$2,119	$3,422	$6,193
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $68,844,000 or 5.6% in 2016, after increasing $179,669,000 or 17.1% in 2015. The increase in 2015 was primarily related to the MainStreet acquisition.
Period-end total deposits increased $107,980,000 or 8.6% during 2016. The increase was primarily related to steady growth in core deposits, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, of which there were none at year end 2016, 2015, and 2014, and time deposits through the CDARS program, which at year end totaled $23,445,000 for 2016, $23,633,000 for 2015, and $22,255,000 for 2014. Management considers the CDARS deposits the functional, though not regulatory, equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.
Average deposits and rates for the years indicated (dollars in thousands):
Deposits

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest bearing deposits	$330,315	—%	$297,483	—%	$234,149	—%
Interest bearing accounts:
NOW accounts	$216,521	0.05%	$223,825	0.04%	$183,994	0.04%
Money market	239,262	0.18	196,828	0.13	177,046	0.13
Savings	118,144	0.04	109,697	0.05	88,629	0.05
Time	396,801	1.14	404,366	1.09	368,712	1.17
Total interest bearing deposits	$970,728	0.53%	$934,716	0.51%	$818,381	0.57%
Average total deposits	$1,301,043	0.40%	$1,232,199	0.39%	$1,052,530	0.44%

Certificates of Deposit of $100,000 or More
Certificates of deposit at December 31, 2016 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2016
3 months or less	$50,256
Over 3 through 6 months	12,636
Over 6 through 12 months	29,221
Over 12 months	152,271
Total	$244,384
Certificates of Deposit of $250,000 or More
Certificates of deposit at December 31, 2016 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2016
3 months or less	$18,704
Over 3 through 6 months	4,653
Over 6 through 12 months	12,391
Over 12 months	106,779
Total	$142,527
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
The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):
Short-Term Borrowings

	As of December 31,
	2016	2015

Customer repurchase agreements	$39,166	$40,611
FHLB overnight borrowings	20,000	—
Total	$59,166	$40,611

Weighted interest rate	0.29%	0.02%

Average for the year ended:
Outstanding	$47,488	$48,119
Interest rate	0.02%	0.02%

Maximum month-end outstanding	$59,166	$53,664
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2016, the Bank's public deposits totaled $207,740,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2016, the Company had $130,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.
Shareholders' Equity
The Company's goal with capital management is to be classified as "well capitalized" under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.
Shareholders' equity was $201,380,000 at December 31, 2016 and $197,835,000 at December 31, 2015.
The Company declared and paid quarterly dividends totaling $0.96 per share for 2016, $0.93 per share for 2015, and $0.92 per share for 2014.  Cash dividends in 2016 totaled $8,266,000 and represented a 50.7% payout of 2016 net income, compared to a 53.6% payout in 2015, and a 56.8% payout in 2014.
In July 2013, the FRB issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The phase in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2016	2015	2014	2013	2012
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.77%	12.88%	NA	NA	NA
Tier 1 capital ratio	13.83%	15.23%	16.59%	16.88%	15.75%
Total capital ratio	14.81%	16.34%	17.86%	18.14%	17.00%

Leverage Capital Ratios:
Tier 1 leverage ratio	11.67%	12.05%	12.16%	11.81%	11.27%
Management believes the Company and the Bank meet the requirements to be considered "well capitalized" for all regulatory capital ratios as of December 31, 2016 and 2015.
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

During 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000. In 2015, the Company repurchased 150,656 shares at an average cost of $23.27 per share, for a total cost of $3,506,000.
CONTRACTUAL OBLIGATIONS
The following items are contractual obligations of the Company as of December 31, 2016 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$378,855	$160,219	$89,170	$124,759	$4,707
Repurchase agreements	39,166	39,166	—	—	—
FHLB borrowings	29,980	20,000	9,980	—	—
Operating leases	1,755	878	806	49	22
Junior subordinated debt	27,724	—	—	—	27,724
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

	December 31,
Off-Balance Sheet Commitments	2016	2015

Commitments to extend credit	$345,803	$301,360
Standby letters of credit	4,088	4,286
Mortgage loan rate-lock commitments	12,839	5,365
Total off-balance sheet transaction volume increased significantly due to the demand from the de novo branches in Roanoke, Virginia and Winston-Salem, North Carolina.
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$14,171	$13,769	$14,063	$14,167	$56,170
Interest expense	1,587	1,609	1,599	1,521	6,316

Net interest income	12,584	12,160	12,464	12,646	49,854
Provision for loan losses	50	50	100	50	250
Net interest income after provision for loan losses	12,534	12,110	12,364	12,596	49,604

Noninterest income	3,297	3,367	3,120	3,721	13,505
Noninterest expense	9,918	9,656	9,867	10,360	39,801

Income before income taxes	5,913	5,821	5,617	5,957	23,308
Income taxes	1,785	1,733	1,654	1,835	7,007
Net income	$4,128	$4,088	$3,963	$4,122	$16,301

Per common share:
Net income - basic	$0.48	$0.47	$0.46	$0.48	$1.89
Net income - diluted	0.48	0.47	0.46	0.48	1.89
Cash dividends	0.24	0.24	0.24	0.24	0.96

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$13,839	$13,837	$13,542	$13,951	$55,169
Interest expense	1,461	1,455	1,481	1,507	5,904

Net interest income	12,378	12,382	12,061	12,444	49,265
Provision for loan losses	600	100	—	250	950
Net interest income after provision for loan losses	11,778	12,282	12,061	12,194	48,315

Noninterest income	3,156	3,258	3,055	3,818	13,287
Noninterest expense	10,047	11,642	9,388	9,466	40,543

Income before income taxes	4,887	3,898	5,728	6,546	21,059
Income taxes	1,372	1,018	1,691	1,939	6,020
Net income	$3,515	$2,880	$4,037	$4,607	$15,039

Per common share:
Net income - basic	$0.40	$0.33	$0.47	$0.53	$1.73
Net income - diluted	0.40	0.33	0.47	0.53	1.73
Cash dividends	0.23	0.23	0.23	0.24	0.93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American National Bankshares Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American National Bankshares Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of American National Bankshares Inc. and Subsidiary’s internal control over financial reporting.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

We have audited American National Bankshares Inc. and Subsidiary's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of American National Bankshares Inc. and Subsidiary, and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 16, 2017

American National Bankshares Inc.
Consolidated Balance Sheets
As of December 31, 2016 and 2015
(Dollars in thousands, except per share data)

ASSETS	2016	2015
Cash and due from banks	$20,268	$19,352
Interest-bearing deposits in other banks	32,939	75,985

Securities available for sale, at fair value	346,502	340,349
Restricted stock, at cost	6,224	5,312
Loans held for sale	5,996	3,266

Loans, net of unearned income	1,164,821	1,005,525
Less allowance for loan losses	(12,801)	(12,601)
Net loans	1,152,020	992,924

Premises and equipment, net	25,439	23,567
Other real estate owned, net of valuation allowance of $192 in 2016 and $329 in 2015	1,328	2,184
Goodwill	43,872	43,872
Core deposit intangibles, net	1,719	2,683
Bank owned life insurance	18,163	17,658
Accrued interest receivable and other assets	24,168	20,447
Total assets	$1,678,638	$1,547,599

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$378,600	$322,442
Demand deposits -- interest bearing	209,430	227,030
Money market deposits	283,035	200,495
Savings deposits	120,720	115,383
Time deposits	378,855	397,310
Total deposits	1,370,640	1,262,660

Short-term borrowings:
Customer repurchase agreements	39,166	40,611
Other short-term borrowings	20,000	—
Long-term borrowings	9,980	9,958
Junior subordinated debt	27,724	27,622
Accrued interest payable and other liabilities	9,748	8,913
Total liabilities	1,477,258	1,349,764

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized 8,618,051 shares outstanding at December 31, 2016 and 8,622,007 shares outstanding at December 31, 2015	8,578	8,605
Capital in excess of par value	75,076	75,375
Retained earnings	119,600	111,565
Accumulated other comprehensive income (loss), net	(1,874)	2,290
Total shareholders' equity	201,380	197,835
Total liabilities and shareholders' equity	$1,678,638	$1,547,599
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands, except per share data)

	2016	2015	2014
Interest and Dividend Income:
Interest and fees on loans	$47,971	$46,860	$39,257
Interest on federal funds sold	—	6	—
Interest and dividends on securities:
Taxable	4,454	4,072	3,775
Tax-exempt	3,135	3,681	3,971
Dividends	334	346	296
Other interest income	276	204	156
Total interest and dividend income	56,170	55,169	47,455
Interest Expense:
Interest on deposits	5,103	4,811	4,654
Interest on short-term borrowings	10	9	9
Interest on long-term borrowings	325	324	325
Interest on junior subordinated debt	878	760	742
Total interest expense	6,316	5,904	5,730
Net Interest Income	49,854	49,265	41,725
Provision for Loan Losses	250	950	400
Net Interest Income after Provision for Loan Losses	49,604	48,315	41,325
Noninterest Income:
Trust fees	3,791	3,935	4,196
Service charges on deposit accounts	2,048	2,066	1,735
Other fees and commissions	2,680	2,377	1,903
Mortgage banking income	1,713	1,320	1,126
Securities gains, net	836	867	505
Brokerage fees	843	946	643
Income from Small Business Investment Companies	463	912	176
Other	1,131	864	892
Total noninterest income	13,505	13,287	11,176
Noninterest Expense:
Salaries	17,568	16,554	14,688
Employee benefits	4,264	4,311	2,988
Occupancy and equipment	4,246	4,425	3,727
FDIC assessment	647	750	647
Bank franchise tax	995	898	901
Core deposit intangible amortization	964	1,201	1,114
Data processing	1,828	1,725	1,448
Software	1,143	1,158	1,019
Other real estate owned, net	336	99	240
Merger related expenses	—	1,998	780
Other	7,810	7,424	7,006
Total noninterest expense	39,801	40,543	34,558
Income Before Income Taxes	23,308	21,059	17,943
Income Taxes	7,007	6,020	5,202
Net Income	$16,301	$15,039	$12,741
Net Income Per Common Share:
Basic	$1.89	$1.73	$1.62
Diluted	$1.89	$1.73	$1.62
Average Common Shares Outstanding:
Basic	8,611,507	8,680,502	7,867,198
Diluted	8,621,241	8,688,450	7,877,576
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$16,301	$15,039	$12,741

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(5,736)	(1,785)	3,993
Tax effect	2,007	626	(1,398)

Reclassification adjustment for realized gains on securities	(836)	(867)	(505)
Tax effect	293	303	177

Change in unfunded pension liability	166	538	(1,728)
Tax effect	(58)	(189)	605

Other comprehensive income (loss)	(4,164)	(1,374)	1,144

Comprehensive income	$12,137	$13,665	$13,885
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2013	$7,891	$58,050	$99,090	$2,520	$167,551

Net income	—	—	12,741	—	12,741
Other comprehensive income	—	—	—	1,144	1,144
Stock repurchased (70,184 shares)	(70)	(1,438)	—	—	(1,508)
Stock options exercised (26,000 shares)	26	416	—	—	442
Equity based compensation (25,849 shares)	25	622	—	—	647
Cash dividends paid, $0.92 per share	—	—	(7,237)	—	(7,237)

Balance, December 31, 2014	7,872	57,650	104,594	3,664	173,780

Net income	—	—	15,039	—	15,039
Other comprehensive loss	—	—	—	(1,374)	(1,374)
Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483
Stock repurchased (150,656 shares)	(151)	(3,355)	—	—	(3,506)
Stock options exercised (42,680 shares)	43	746	—	—	789
Equity based compensation (15,386 shares)	15	677	—	—	692
Cash dividends paid, $0.93 per share	—	—	(8,068)	—	(8,068)

Balance, December 31, 2015	8,605	75,375	111,565	2,290	197,835

Net income	—	—	16,301	—	16,301
Other comprehensive loss	—	—	—	(4,164)	(4,164)
Stock repurchased (51,384 shares)	(51)	(1,241)	—	—	(1,292)
Stock options exercised (5,784 shares)	6	136	—	—	142
Vesting of restricted stock	5	(5)	—	—	—
Equity based compensation (41,644 shares)	13	811	—	—	824
Cash dividends paid, $0.96 per share	—	—	(8,266)	—	(8,266)
Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
(Dollars in thousands)

	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$16,301	$15,039	$12,741
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	950	400
Depreciation	1,892	1,833	1,688
Net accretion of acquisition accounting adjustments	(2,318)	(3,197)	(2,431)
Core deposit intangible amortization	964	1,201	1,114
Net amortization of securities	2,678	2,720	2,535
Net gain on sale or call of securities	(836)	(867)	(505)
Gain on sale of loans held for sale	(1,328)	(1,041)	(883)
Proceeds from sales of loans held for sale	76,928	57,421	52,592
Originations of loans held for sale	(78,330)	(59,030)	(49,565)
Net loss (gain) on other real estate owned	72	(185)	(66)
Valuation allowance on other real estate owned	156	86	68
Net loss on sale of premises and equipment	9	(11)	10
Equity-based compensation expense	824	692	647
Net change in bank owned life insurance	(505)	(510)	(447)
Deferred income tax expense	882	1,741	49
Net change in interest receivable	(967)	744	207
Net change in other assets	(1,390)	1,778	(2,057)
Net change in interest payable	(32)	16	(23)
Net change in other liabilities	867	(118)	524
Net cash provided by operating activities	16,117	19,262	16,598

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	13,019	15,425	13,667
Proceeds from maturities, calls and paydowns of securities available for sale	140,483	122,984	78,350
Purchases of securities available for sale	(168,069)	(120,040)	(89,151)
Net change in restricted stock	(912)	(358)	355
Net increase in loans	(157,198)	(48,318)	(44,658)
Proceeds from sale of premises and equipment	1	44	—
Purchases of premises and equipment	(3,613)	(1,474)	(1,049)
Proceeds from sales of other real estate owned	923	2,135	1,687
Cash paid in bank acquisition	—	(5,935)	—
Cash acquired in bank acquisition	—	18,173	—
Net cash used in investing activities	(175,366)	(17,364)	(40,799)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	126,435	70,879	43,943
Net change in time deposits	(18,455)	(21,089)	(25,781)
Net change in customer repurchase agreements	(1,445)	(12,869)	14,002
Net change in other short-term borrowings	20,000	—	—
Net change in long-term borrowings	—	—	(38)
Common stock dividends paid	(8,266)	(8,068)	(7,237)
Repurchase of common stock	(1,292)	(3,506)	(1,508)
Proceeds from exercise of stock options	142	789	442
Net cash provided by financing activities	117,119	26,136	23,823

Net Increase (Decrease) in Cash and Cash Equivalents	(42,130)	28,034	(378)

Cash and Cash Equivalents at Beginning of Period	95,337	67,303	67,681

Cash and Cash Equivalents at End of Period	$53,207	$95,337	$67,303
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014

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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, the valuation of other real estate owned, and the valuation of deferred tax assets and liabilities.
In April 2006, AMNB Statutory Trust I, a Delaware statutory trust (the "AMNB Trust") and an unconsolidated wholly owned subsidiary of the Company, was formed for the purpose of issuing preferred securities (the "Trust Preferred Securities") in a private placement pursuant to an applicable exemption from registration.  Proceeds from the securities were used to fund the acquisition of Community First Financial Corporation ("Community First") which occurred in April 2006.
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
In July 2011, and in connection with its acquisition of MidCarolina Financial Corporation, the Company assumed liabilities of the MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 12 for further details concerning these entities.
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
The Company does not currently have any securities in held to maturity or trading and has no plans to add any to either category. Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Derivative Loan Commitments
The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2016, 2015 or 2014.
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
Substandard and doubtful risk graded commercial, commercial real estate, and construction loans equal to or greater than $100,000 are reviewed for impairment. All troubled debt restructurings, regardless of dollar amount, are also evaluated for impairment. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment and establishing a specific allowance include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
In connection with the MidCarolina and MainStreet mergers, certain loans were acquired which exhibited deteriorated credit quality since origination and for which the Company does not expect to collect all contractual payments.  These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.
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

Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring ("TDRs").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $2,670,000 in loans classified as TDRs as of December 31, 2016 and $1,958,000 as of December 31, 2015.
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
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2016, 2015, and 2014.
Trust Assets
Securities and other property held by the trust and investment services segment in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.
Other Real Estate Owned
Other real estate owned represents real estate that has been acquired through loan foreclosures or deeds received in lieu of loan payments. Generally, such properties are appraised at the time acquired, and are recorded at fair value less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.
Bank Owned Life Insurance
The Company has acquired bank owned life insurance ("BOLI") in connection with three acquisitions over the past decade. The asset is reflected as the cash surrender value of the policies as provided by the insurer on a monthly basis.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2016 and 2015.
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
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred, and were $260,000, $356,000, and $453,000 in 2016, 2015, and 2014, respectively.

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
Use of Estimates
In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, the valuation of other real estate owned, and the valuation of deferred tax assets and liabilities.
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
During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
    During August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
    During January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Public business entities that are not SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

	Amounts Previously Recognized as of September 30, 2015	Measurement Period Adjustments	Adjusted Amounts Recognized as of December 31, 2015
Consideration Paid:
Common shares issued (825,586)	$20,483	$—	$20,483
Cash paid to Shareholders	5,935	—	5,935
Value of consideration	26,418	—	26,418

Assets acquired:
Cash and cash equivalents	18,173	—	18,173
Investment securities	18,507	—	18,507
Restricted stock	587	—	587
Loans	115,237	(723)	115,960
Premises and equipment	956	—	956
Deferred income taxes	3,056	262	2,794
Core deposit intangible	1,839	—	1,839
Other real estate owned	168	—	168
Bank owned life insurance	1,955	—	1,955
Accrued interest receivable and other assets	1,049	—	1,049
Total assets	161,527	(461)	161,988

Liabilities assumed:
Deposits	137,323	—	137,323
Accrued interest payable and other liabilities	3,076	—	3,076
Total liabilities	140,399	—	140,399
Net assets acquired	21,128	(461)	21,589
Goodwill resulting from merger with MainStreet	$5,290		$4,829

The Company accounted for the acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method of accounting, the assets and liabilities of MainStreet were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities, particularly related to the loan portfolio, is a complicated process involving significant judgment regarding methods and assumptions used to calculate the estimated fair values. The fair values determined on the acquisition date were preliminary and subject to refinement during the measurement period as additional information relative to the acquisition date fair values became available. Goodwill of $5,300,000 was initially recorded at the time of the acquisition. The decrease in goodwill was made during the fourth quarter of 2015 was due to a revaluation of the loan portfolio. As part of management's revaluation process, information and payments received subsequent to the initial valuation provided evidence that the credit mark on certain purchase credit impaired loans was too large. Management determined that these conditions existed as of the date of acquisition, but the information was not readily available. The revaluation process resulted in a reduction of $723,000 in the credit mark for acquired impaired loans and an increase in deferred taxes of $262,000 for a net decrease in goodwill of $461,000.
Note 3 – Restrictions on Cash
The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. This reserve requirement was $0 at December 31, 2016 and 2015.
The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2016 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $485,000.
Note 4 - Securities
The amortized cost and estimated fair value of investments in securities at December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$106,379	$62	$2,387	$104,054
Mortgage-backed and CMOs	79,917	514	938	79,493
State and municipal	145,757	2,540	782	147,515
Corporate	13,392	123	23	13,492
Equity securities	1,288	660	—	1,948
Total securities available for sale	$346,733	$3,899	$4,130	$346,502

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$81,601	$170	$319	$81,452
Mortgage-backed and CMOs	70,520	799	389	70,930
State and municipal	170,268	5,659	36	175,891
Corporate	10,619	28	57	10,590
Equity securities	1,000	486	—	1,486
Total securities available for sale	$334,008	$7,142	$801	$340,349

The amortized cost and estimated fair value of investments in securities at December 31, 2016, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$23,342	$23,422
Due after one year through five years	104,876	106,028
Due after five years through ten years	105,944	104,973
Due after ten years	31,366	30,639
Mortgage-backed and CMOs	79,917	79,492
Equity securities	1,288	1,948
	$346,733	$346,502
Gross realized gains and losses from the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Realized gains	$844	$871	$507
Realized losses	(8)	(4)	(2)
Other-than-temporary impairment	—	—	—
Securities with a carrying value of approximately $202,577,000 and $173,146,000 at December 31, 2016 and 2015, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $130,700,000 at December 31, 2016 and $70,700,000 at December 31, 2015.
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$89,597	$2,387	$89,597	$2,387	$—	$—
Mortgage-backed and CMOs	57,762	938	56,076	911	1,686	27
State and municipal	47,221	782	47,221	782	—	—
Corporate	2,895	23	2,895	23	—	—
Total	$197,475	$4,130	$195,789	$4,103	$1,686	$27
Federal agencies and GSEs: The unrealized losses on the Company's investment in 21 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.

Mortgage-backed securities: The unrealized losses on the Company's investment in 37 GSE mortgage-backed securities were caused by interest rate increases. Three of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") is due to normal market fluctuations. This security has been in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.
State and municipal securities:  The unrealized losses on 64 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.
Corporate securities:  The unrealized losses on four corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2016.
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank stock in the amount of $3,559,000 and $3,535,000 as of December 31, 2016 and 2015 and FHLB stock in the amount of $2,665,000 and $1,777,000 as of December 31, 2016 and 2015, respectively.
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
Other-Than-Temporary-Impaired Securities
As of December 31, 2016 and 2015, there were no securities classified as other-than-temporary impaired.

Note 5 – Loans
Loans, excluding loans held for sale, at December 31, 2016 and 2015 were comprised of the following (dollars in thousands):

	December 31,
	2016	2015
Commercial	$208,717	$177,481
Commercial real estate:
Construction and land development	114,258	72,968
Commercial real estate	510,960	430,186
Residential real estate:
Residential	215,104	220,434
Home equity	110,751	98,449
Consumer	5,031	6,007
Total loans	$1,164,821	$1,005,525
Net deferred loan (fees) costs included in the above loan categories are $(176,000) for 2016 and $(575,000) for 2015.
Overdraft deposits were reclassified to consumer loans in the amount of $128,000 and $82,000 for 2016 and 2015, respectively.
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at December 31, 2016 and 2015, are as follows (dollars in thousands):

	2016	2015
Outstanding principal balance	$104,172	$145,380
Carrying amount	96,487	135,254
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Outstanding principal balance	$34,378	$40,951
Carrying amount	28,669	33,885

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the year ended December 31, 2016 (dollars in thousands):

	2016	2015	2014
Balance at January 1	$7,299	$1,440	$2,046
Additions from merger with MainStreet	—	7,140	—
Accretion	(3,232)	(4,313)	(1,185)
Reclassification from nonaccretable difference	2,197	238	579
Other changes, net	(161)	2,794	—
Balance at December 31	$6,103	$7,299	$1,440

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$50	$—	$—	$19	$69	$208,648	$208,717
Commercial real estate:
Construction and land development	60	12	—	64	136	114,122	114,258
Commercial real estate	—	127	339	773	1,239	509,721	510,960
Residential:
Residential	1,280	117	248	1,802	3,447	211,657	215,104
Home equity	229	—	—	289	518	110,233	110,751
Consumer	6	5	—	18	29	5,002	5,031
Total	$1,625	$261	$587	$2,965	$5,438	$1,159,383	$1,164,821
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2015 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$137	$—	$—	$90	$227	$177,254	$177,481
Commercial real estate:
Construction and land development	—	—	—	258	258	72,710	72,968
Commercial real estate	135	182	—	2,497	2,814	427,372	430,186
Residential:
Residential	913	398	84	1,647	3,042	217,392	220,434
Home equity	140	12	—	620	772	97,677	98,449
Consumer	53	1	7	2	63	5,944	6,007
Total	$1,378	$593	$91	$5,114	$7,176	$998,349	$1,005,525

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$24	$24	$—	$12	$2
Commercial real estate:
Construction and land development	158	157	—	198	16
Commercial real estate	1,916	1,917	—	1,409	107
Residential:
Residential	557	567	—	318	38
Home equity	6	6	—	153	16
Consumer	9	9	—	10	1
	$2,670	$2,680	$—	$2,100	$180
With a related allowance recorded:
Commercial*	$19	$19	$—	$78	$1
Commercial real estate:
Construction and land development*	64	65	—	272	10
Commercial real estate*	48	48	—	286	7
Residential
Residential	1,639	1,639	22	1,593	32
Home equity	386	385	1	345	4
Consumer*	18	18	—	14	—
	$2,174	$2,174	$23	$2,588	$54
Total:
Commercial	$43	$43	$—	$90	$3
Commercial real estate:
Construction and land development	222	222	—	470	26
Commercial real estate	1,964	1,965	—	1,695	114
Residential:
Residential	2,196	2,206	22	1,911	70
Home equity	392	391	1	498	20
Consumer	27	27	—	24	1
	$4,844	$4,854	$23	$4,688	$234
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

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2016, 2015, and 2014, included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$24	$24
Commercial real estate	2	1,005	1,003
Equity	—	—	—
Residential real estate	4	322	312
Consumer	—	—	—
Total	8	$1,351	$1,339

	Loans Modified as a TDR for the Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	3	394	394
Equity	1	107	105
Residential real estate	4	596	583
Consumer	—	—	—
Total	8	$1,097	$1,082

	Loans Modified as a TDR for the Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	2	743	737
Equity	1	8	8
Residential real estate	2	121	124
Consumer	—	—	—
Total	5	$872	$869
During the years ended December 31, 2016, 2015, and 2014, the Company had no loans that subsequently defaulted within twelve months of modification.  The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.

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

	Year Ended December 31,
	2016			2015			2014
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$—	$24	$—	$—	$—	$—	$—	$—	$—
Commercial real estate	—	1,003	—	—	394	—	—	737	—
Equity	—	—	—	105	—	1	—	8	—
Residential real estate	—	312	1	—	583	19	—	124	1
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$1,339	$1	$105	$977	$20	$—	$869	$1
The Company had $325,000 in residential real estate loans in the process of foreclosure at December 31, 2016 and $653,000 and $643,000 in residential OREO at December 31, 2016 and December 31, 2015, respectively.
Risk Ratings
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$208,098	$112,729	$501,081	$199,278	$108,799
Special Mention	592	902	4,859	10,600	1,257
Substandard	27	627	5,020	5,226	695
Doubtful	—	—	—	—	—
Total	$208,717	$114,258	$510,960	$215,104	$110,751
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,003
Nonperforming	28
Total	$5,031
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
Note 6 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2016, are presented below (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Allowance for Loan Losses
Balance, beginning of year	$12,601	$12,427	$12,600
Provision for loan losses	250	950	400
Charge-offs	(326)	(1,200)	(964)
Recoveries	276	424	391
Balance, end of year	$12,801	$12,601	$12,427

	Years Ended December 31,
	2016	2015	2014
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$184	$163	$210
Provision for (recovery) unfunded commitments	19	21	(47)
Charge-offs (recovery of)	—	—	—
Balance, end of year	$203	$184	$163

The reserve for unfunded loan commitments is included in other liabilities, and the provision for (recovery of) unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2016 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance at December 31, 2015	$2,065	$6,930	$3,546	$60	$—	$12,601
Charge-offs	(40)	(10)	(87)	(189)	—	(326)
Recoveries	40	32	68	136	—	276
Provision	30	403	(224)	41	—	250
Balance at December 31, 2016	$2,095	$7,355	$3,303	$48	$—	$12,801

Balance at December 31, 2016:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$23	$—	$—	$23
Collectively evaluated for impairment	2,087	7,248	3,046	48	—	12,429
Acquired impaired loans	8	107	234	—	—	349
Total	$2,095	$7,355	$3,303	$48	$—	$12,801

Loans
Individually evaluated for impairment	$43	$2,186	$2,588	$27	$—	$4,844
Collectively evaluated for impairment	208,258	610,462	307,600	4,988	—	1,131,308
Acquired impaired loans	416	12,570	15,667	16	—	28,669
Total	$208,717	$625,218	$325,855	$5,031	$—	$1,164,821

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
Note 7 – Premises and Equipment
Major classifications of premises and equipment at December 31, 2016 and 2015 are summarized as follows (dollars in thousands):

	December 31,
	2016	2015
Land	$6,891	$6,077
Buildings	25,616	23,481
Leasehold improvements	1,078	1,399
Furniture and equipment	16,372	18,686
	49,957	49,643
Accumulated depreciation	(24,518)	(26,076)
Premises and equipment, net	$25,439	$23,567
Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $1,892,000, $1,833,000, and $1,688,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2016 are as follows (dollars in thousands):

Minimum Lease
Year	Payments
2017	$878
2018	650
2019	155
2020	36
2021	13
2022 and after	23
$1,755
Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2016, 2015, and 2014 was $897,000, $990,000, and $657,000, respectively.
Note 8 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2016, 2015, and 2014.
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
The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2016, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2015	$43,872	$2,683
Amortization	—	(964)
Balance at December 31, 2016	$43,872	$1,719
Goodwill and intangible assets at December 31, 2016 and 2015 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2016
Core deposit intangibles	$11,508	$(9,789)	$1,719
Goodwill	43,872	—	43,872

December 31, 2015
Core deposit intangibles	$11,508	$(8,825)	$2,683
Goodwill	43,872	—	43,872

Amortization expense of core deposit intangibles for the years ended December 31, 2016, 2015, and 2014 were $964,000, $1,201,000, and $1,114,000, respectively.  As of December 31, 2016, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2017	$528
2018	265
2019	219
2020	207
2021	197
2022 and after	303
Total	$1,719
Note 9 - Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2016 and 2015 was $142,527,000 and $132,686,000, respectively.
At December 31, 2016, the scheduled maturities of certificates of deposits (included in "time" deposits on the Consolidated Balance Sheet) were as follows (dollars in thousands):

Year	Amount
2017	$160,218
2018	57,268
2019	31,902
2020	30,640
2021	94,119
2022 and after	4,708
Total	$378,855
There were no brokered time deposits at December 31, 2016 or December 31, 2015. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $23,445,000 at December 31, 2016 compared to $23,633,000 at December 31, 2015. Deposits through the CDARS program are generated from major customers with substantial relationships to the Bank.
Note 10 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased. The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Federal Funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted solely of the following at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$39,166	0.01%	$40,611	0.02%
Other short-term borrowings	20,000	0.80%	—	—%
	$59,166		$40,611

Note 11 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2016, $407,926,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, advances as of December 31, 2016 and 2015 (dollars in thousands):

	2016			2015
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate
November 30, 2017	$9,980	2.98%	November 30, 2017	$9,958	2.98%

The advance due in November 2017 is net of a fair value discount of $20,000. The original discount recorded on July 1, 2011 was a result of the merger with MidCarolina. The adjustment to the face value will be amortized into interest expense over the life of the borrowing.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2016, the Bank's public deposits totaled $207,740,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2016, the Company had $130,700,000 in letters of credit with the FHLB outstanding as well as $135,285,000 in agency, state, and municipal securities to provide collateral for such deposits.
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2016	2015
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,265	4,209

MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	2,840	2,794

				$27,724	$27,622
The principal amounts reflected for the MidCarolina Trusts are net of fair value marks of $890,000 and $769,000 respectively. The original fair value marks of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.
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
A summary of stock option transactions for the year ended December 31, 2016 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	67,871	$24.47
Replacement stock options	—	—
Granted	—	—
Exercised	5,784	24.46
Forfeited	—	—
Expired	3,676	26.05
Outstanding at December 31, 2016	58,411	$24.37	1.75 years	$618
Exercisable at December 31, 2016	58,411	$24.37	1.75 years	$618
The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.  This amount changes based on changes in the fair value of the Company's common stock.
The total proceeds of the in-the-money options exercised during the year ended December 31, 2016, 2015, and 2014 were $142,000, $789,000, and $442,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2016, 2015, and 2014 was $11,000, $220,000, and $178,000, respectively.

As of December 31, 2016, 2015, and 2014, there was no recognized or unrecognized compensation expense attributable to the outstanding stock options.
The following table summarizes information related to stock options outstanding on December 31, 2016:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.00 to $25.00	33,166	1.98 years	$22.27
$25.01 to $30.00	22,275	1.55	25.82
$30.01 to $41.67	2,970	0.70	37.04
	58,411	1.75 years	$24.37
No stock options were granted in 2016, 2015 and 2014.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2016 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2016 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2015	41,563	$22.15
Granted	29,025	23.55
Vested	(19,219)	21.47
Forfeited	(547)	21.98
Nonvested at December 31, 2016	50,822	23.21
As of December 31, 2016, 2015, and 2014, there was $568,000, $340,000, and $327,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 36 months.  The share based compensation expense for nonvested restricted stock was $444,000, $322,000, and $342,000 during 2016, 2015, and 2014, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received quarterly in the form of either (i) $5,800 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $6,250. Monthly meeting fees can also be received as $600 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2016, 11 of the 13 outside directors elected to receive stock in lieu of cash for either all of part of their retainer or meeting fees. Only outside directors receive board fees. The Company issued 13,166, 11,228 and 13,147 shares and recognized share based compensation expense of $380,000, $275,000, and $305,000 during 2016, 2015 and 2014, respectively.
During 2015, 4,158 shares with a market value of $95,000 were issued to a retired director as payment for cumulative deferred director compensation.
Note 14 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2013.

The components of the Company's net deferred tax assets (liabilities) were as follows (dollars in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,480	$4,410
Nonaccrual loan interest	610	576
Other real estate owned valuation allowance	199	360
Deferred compensation	1,335	1,353
Net unrealized losses on securities	81	—
Acquisition accounting adjustments	3,215	4,641
Accrued pension liability	100	—
Other	796	840
Total deferred tax assets	10,816	12,180

Deferred tax liabilities:
Depreciation	1,030	951
Accretion of discounts on securities	113	320
Core deposit intangibles	602	939
Net unrealized gains on securities	—	2,219
Prepaid pension expense	—	9
Trust preferred fair value adjustment	581	616
Other	243	239
Total deferred tax liabilities	2,569	5,293
Net deferred tax assets	$8,247	$6,887
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax expense	$6,125	$4,279	$5,153
Deferred tax expense	882	1,741	49
Total income tax expense	$7,007	$6,020	$5,202
A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Expected federal tax expense	$8,158	$7,371	$6,280
Nondeductible interest expense	94	78	63
Tax-exempt interest	(1,265)	(1,338)	(1,370)
State income taxes	296	222	405
Other, net	(276)	(313)	(176)
Total income tax expense	$7,007	$6,020	$5,202

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

	Years Ended December 31,
	2016		2015		2014
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,611,507	$1.89	8,680,502	$1.73	7,867,198	$1.62
Effect of dilutive securities - stock options	9,734	—	7,948	—	10,378	—
Diluted earnings per share	8,621,241	$1.89	8,688,450	$1.73	7,877,576	$1.62
Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2016, 2015, and 2014 because their effects were anti-dilutive, averaged 11,397 shares, 66,238 shares, and 117,843 shares, respectively.
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
The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Commitments to extend credit	$345,803	$301,360
Standby letters of credit	4,088	4,286
Mortgage loan rate lock commitments	12,839	5,365
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
At December 31, 2016, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $12,839,000 and loans held for sale of $5,996,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 17 – Related Party Transactions
In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2016 and 2015, none of these loans were restructured, past due, or on nonaccrual status.
An analysis of these loans for 2016 is as follows (dollars in thousands):

Balance at December 31, 2015	$16,338
Additions	21,676
Repayments	(15,846)
Reclassifications(1)	(90)
Balance at December 31, 2016	$22,078
(1) Includes loans (i) to persons no longer affiliated with the Company and therefore not considered related party loans as of period end or (ii) that were considered related party loans in the prior year but were subsequently not considered related party loans in the current year.
Related party deposits totaled $22,121,000 at December 31, 2016 and $17,163,000 at December 31, 2015.

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

	As of and for the Years Ended December 31,
	2016	2015	2014
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$8,453	$10,710	$8,996
Service cost	—	—	—
Interest cost	269	297	304
Actuarial (gain) loss	352	(100)	1,606
Settlement gain	(51)	—	—
Benefits paid	(1,091)	(2,454)	(196)
Projected benefit obligation at end of year	7,932	8,453	10,710

Change in Plan Assets:
Fair value of plan assets at beginning of year	8,428	10,949	10,870
Actual return on plan assets	310	(67)	275
Benefits paid	(1,091)	(2,454)	(196)
Fair value of plan assets at end of year	7,647	8,428	10,949

Funded Status at End of Year	$(285)	$(25)	$239

Amounts Recognized in the Consolidated Balance Sheets
Other (liabilities) assets	$(285)	$(25)	$239

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$2,652	$2,818	$3,356
Deferred income taxes	(928)	(986)	(1,175)
Amount recognized	$1,724	$1,832	$2,181

	As of and for the Years Ended December 31,
	2016	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	269	297	304
Expected return on plan assets	(385)	(459)	(469)
Recognized net loss due to settlement	315	671	—
Recognized net actuarial loss	228	293	73
Net periodic benefit cost	$427	$802	$(92)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$(166)	$(538)	$1,728
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$(166)	$(538)	$1,728

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$262	$264	$1,636
The accumulated benefit obligation as of December 31, 2016, 2015, and 2014 was $7,932,000, $8,453,000, and $10,710,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.
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
Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2016 and 2015:

Asset Category	December 31,
	2016	2015
Fixed Income	51.3%	59.5%
Equity	38.0%	32.0%
Cash and Accrued Income	10.7%	8.5%
Total	100.0%	100.0%
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

The fair value of the Company's pension plan assets at December 31, 2016 and 2015, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2016 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2016	Level 1	Level 2	Level 3
Cash	$780	$780	$—	$—
Fixed income securities
Government sponsored entities	1,496	—	1,496	—
Municipal bonds and notes	1,453	—	1,453	—
Corporate bonds and notes	973	—	973	—
Equity securities
U.S. companies	2,505	2,505	—	—
Foreign companies	440	440	—	—
	$7,647	$3,725	$3,922	$—

		Fair Value Measurements at December 31, 2015 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2015	Level 1	Level 2	Level 3
Cash	$675	$675	$—	$—
Fixed income securities
Government sponsored entities	2,287	—	2,287	—
Municipal bonds and notes	1,084	—	1,084	—
Corporate bonds and notes	1,641	—	1,641	—
Equity securities
U.S. companies	2,481	2,481	—	—
Foreign companies	260	260	—	—
	$8,428	$3,416	$5,012	$—
Projected benefit payments for the years 2017 to 2026 are as follows (dollars in thousands):

Year	Amount
2017	$1,033
2018	514
2019	1,053
2020	423
2021	624
2022-2026	3,151
401(k) Plan
The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $623,000, $602,000, and $521,000 to the 401(k) plan in 2016, 2015, and 2014, respectively. These amounts are included in employee benefits expense for the respective years.

Deferred Compensation Arrangements
The Company has historically maintained deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  As of December 31, 2016, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $397,000 and $442,000 at December 31, 2016 and 2015, respectively. The expense for these agreements was $6,000, $8,000, and $10,000 for the years 2016, 2015, and 2014, respectively.
Profit Sharing and Incentive Arrangements
Prior to January 1, 2015, the Company maintained a cash profit sharing plan for full-time employees based on the Company's performance and a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  As of December 31, 2014, the Company discontinued the profit sharing plan. The total amount charged to salary expense for these plans was $916,000, $559,000, and $851,000 for the years 2016, 2015, and 2014, respectively.
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

In mid-2013, the Company purchased $1,000,000 in convertible preferred stock from a Virginia based, publicly traded community bank. There was no secondary market for this bank's preferred stock; however, its common stock is traded on a public stock exchange. The Company used an independent third party to assist in the valuation of these securities at December 31, 2015.  Given the convertible nature of the securities, the common stock of the issuing community bank was used as a proxy for the preferred stock value. This was the only security recorded with a Level 3 valuation at December 31, 2015. The Company's investment in the preferred stock was converted into common stock at June 29, 2016. Consequently, there were no securities recorded with a Level 3 valuation at December 31, 2016.
The following table presents the balances of financial assets measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2016 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,054	$—	$104,054	$—
Mortgage-backed and CMOs	79,493	—	79,493	—
State and municipal	147,515	—	147,515	—
Corporate	13,492	—	13,492	—
Equity securities	1,948	—	1,948	—
Total	$346,502	$—	$346,502	$—

		Fair Value Measurements at December 31, 2015 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$81,452	$—	$81,452	$—
Mortgage-backed and CMOs	70,930	—	70,930	—
State and municipal	175,891	—	175,891	—
Corporate	10,590	—	10,590	—
Equity Securities	1,486	—	—	1,486
Total	$340,349	$—	$338,863	$1,486

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balances as of January 1, 2016	Total Realized / Unrealized Gains (Losses) Included in		Purchases, Sales, Issuances and Settlements, Net	Transfer In (Out) of Level 3	Balances as of December 31, 2016
		Net Income	Other Comprehensive Income
Securities available for sale:
Equity	$1,486	$—	$93	$—	$(1,579)	$—
Total assets	$1,486	$—	$93	$—	$(1,579)	$—
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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2016 and 2015. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2016 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$5,996	$—	$5,996	$—
Impaired loans, net of valuation allowance	2,151	—	—	2,151
Other real estate owned, net	1,328	—	—	1,328

		Fair Value Measurements at December 31, 2015 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,266	$—	$3,266	$—
Impaired loans, net of valuation allowance	2,948	—	—	2,948
Other real estate owned, net	2,184	—	—	2,184

Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2016:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned	Discounted appraised value	Selling cost	6%
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2015:

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Securities available for sale	Third party model based techniques	Stock price in different rate environments	49%

Impaired loans	Discounted appraised value	Selling cost	6%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	4%

Other real estate owned	Discounted appraised value	Selling cost	6%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$53,207	$53,207	$—	$—	$53,207
Securities available for sale	346,502	—	346,502	—	346,502
Restricted stock	6,224	—	6,224	—	6,224
Loans held for sale	5,996	—	5,996	—	5,996
Loans, net of allowance	1,152,020	—	—	1,136,961	1,136,961
Bank owned life insurance	18,163	—	18,163	—	18,163
Accrued interest receivable	5,083	—	5,083	—	5,083

Financial Liabilities:
Deposits	$1,370,640	$—	$991,785	$374,774	$1,366,559
Repurchase agreements	39,166	—	39,166	—	39,166
Other short-term borrowings	20,000	—	20,000	—	20,000
Long-term borrowings	9,980	—	—	10,156	10,156
Junior subordinated debt	27,724	—	—	24,932	24,932
Accrued interest payable	623	—	623	—	623

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2015 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$95,337	$95,337	$—	$—	$95,337
Securities available for sale	340,349	—	338,863	1,486	340,349
Restricted stock	5,312	—	5,312	—	5,312
Loans held for sale	3,266	—	3,266	—	3,266
Loans, net of allowance	992,924	—	—	994,808	994,808
Bank owned life insurance	17,658	—	17,658	—	17,658
Accrued interest receivable	4,116	—	4,116	—	4,116

Financial Liabilities:
Deposits	$1,262,660	$—	$865,350	$396,551	$1,261,901
Repurchase agreements	40,611	—	40,611	—	40,611
Other borrowings	9,958	—	—	10,293	10,293
Junior subordinated debt	27,622	—	—	22,940	22,940
Accrued interest payable	655	—	655	—	655
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

Long-term borrowings.  The fair values of long-term borrowings are estimated using discounted cash flow analysis based on the interest rates for similar types of borrowing arrangements.
Junior subordinated debt.  Fair value is calculated by discounting the future cash flows using the estimated current interest rates at which similar securities would be issued.
Accrued interest payable.  The carrying amount is a reasonable estimate of fair value.
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2016 and 2015, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 16.
The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.
Note 20 – Dividend Restrictions and Regulatory Capital
The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, $2,484,000 as of December 31, 2016. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate certain regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities and unfunded pension liability is included in computing regulatory capital. Management believes as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

	Actual		Required for Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common Equity Tier 1
Company	$158,350	11.77%	$60,561	>5.125%
Bank	172,927	12.92	60,216	>5.125	$86,979	>6.50%

Tier 1 Capital
Company	186,074	13.83	80,748	>6.625
Bank	172,927	12.92	80,288	>6.625	107,051	>8.00

Total Capital
Company	199,375	14.81	107,664	>8.625
Bank	185,931	13.89	107,051	>8.625	133,814	>10.00

Leverage Capital
Company	186,074	11.67	63,761	>4.00
Bank	172,927	10.88	63,571	>4.00	79,464	>5.00

December 31, 2015
Common Equity Tier 1
Company	$150,916	12.88%	$52,739	>4.50%
Bank	170,741	14.58	52,691	>4.50	$76,109	>6.50%

Tier 1 Capital
Company	178,538	15.23	70,319	>6.00
Bank	170,741	14.58	70,255	>6.00	93,673	>8.00

Total Capital
Company	191,542	16.34	93,758	>8.00
Bank	183,526	15.67	93,673	>8.00	117,091	>10.00

Leverage Capital
Company	178,538	12.05	59,260	>4.00
Bank	170,741	11.54	59,187	>4.00	73,984	>5.00

*
Except with regard to the Company's and the Bank's leverage capital ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer (0.625%) which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer requirement began being phased in effective January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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
Segment information as of and for the years ended December 31, 2016, 2015, and 2014, is shown in the following table (dollars in thousands):

			2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$56,076	$—	$94	$—	$56,170
Interest expense	5,438	—	878	—	6,316
Noninterest income	8,848	4,634	23	—	13,505
Income (loss) before income taxes	22,230	2,623	(1,545)	—	23,308
Net income (loss)	15,486	1,835	(1,020)	—	16,301
Depreciation and amortization	2,845	11	—	—	2,856
Total assets	1,669,629	—	229,241	(220,232)	1,678,638
Goodwill	43,872	—	—	—	43,872
Capital expenditures	3,609	4	—	—	3,613

			2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$55,109	$—	$60	$—	$55,169
Interest expense	5,144	—	760	—	5,904
Noninterest income	8,386	4,881	20	—	13,287
Income (loss) before income taxes	19,398	2,737	(1,076)	—	21,059
Net income (loss)	13,793	1,956	(710)	—	15,039
Depreciation and amortization	3,022	12	—	—	3,034
Total assets	1,545,377	—	225,533	(223,311)	1,547,599
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,453	21	—	—	1,474

			2014
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$47,395	$—	$60	$—	$47,455
Interest expense	4,988	—	742	—	5,730
Noninterest income	6,317	4,840	19	—	11,176
Income (loss) before income taxes	15,953	3,012	(1,022)	—	17,943
Net income (loss)	11,277	2,138	(674)	—	12,741
Depreciation and amortization	2,791	11	—	—	2,802
Total assets	1,338,465	—	201,482	(193,455)	1,346,492
Goodwill	39,043	—	—	—	39,043
Capital expenditures	1,046	3	—	—	1,049
Note 22 – Parent Company Financial Information
Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2016	2015
Cash	$4,654	$5,571
Securities available for sale, at fair value	8,355	1,486
Investment in subsidiaries	216,340	218,543
Due from subsidiaries	120	85
Other assets	40	18
Total Assets	$229,509	$225,703

Junior subordinated debt	$27,724	$27,622
Other liabilities	405	246
Shareholders' equity	201,380	197,835
Total Liabilities and Shareholders' Equity	$229,509	$225,703

	Years Ended December 31,
Condensed Statements of Income	2016	2015	2014
Dividends from subsidiary	$16,000	$11,000	$17,000
Other income	117	80	79
Expenses	1,662	1,156	1,100
Income taxes (benefit)	(526)	(366)	(347)
Income before equity in undistributed earnings of subsidiary	14,981	10,290	16,326
Equity in (distributed) undistributed earnings of subsidiary	1,320	4,749	(3,585)
Net Income	$16,301	$15,039	$12,741

	Years Ended December 31,
Condensed Statements of Cash Flows	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$16,301	$15,039	$12,741
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (undistributed) distributions of subsidiary	(1,320)	(4,749)	3,585
Net change in other assets	(57)	257	(17)
Net change in other liabilities	163	106	102
Net cash provided by operating activities	15,087	10,653	16,411
Cash Flows from Investing Activities:
Purchases of securities available for sale	(6,588)	—	—
Investment in banking subsidiary	—	563	—
Cash paid in bank acquisition	—	(5,935)	—
Net cash used in investing activities	(6,588)	(5,372)	—
Cash Flows from Financing Activities:
Common stock dividends paid	(8,266)	(8,068)	(7,237)
Repurchase of common stock	(1,292)	(3,506)	(1,508)
Proceeds from exercise of stock options	142	789	442
Proceeds from issuance of common stock	—	95	—
Net cash used in financing activities	(9,416)	(10,690)	(8,303)
Net increase (decrease) in cash and cash equivalents	(917)	(5,409)	8,108
Cash and cash equivalents at beginning of period	5,571	10,980	2,872
Cash and cash equivalents at end of period	$4,654	$5,571	$10,980
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
Loans secured by real estate were $951,073,000, or 81.6% of the loan portfolio at December 31, 2016, and $822,037,000, or 81.8% of the loan portfolio at December 31, 2015.  Loans secured by commercial real estate represented the largest portion of loans at $510,960,000 at December 31, 2016 and $430,186,000 at December 31, 2015, 43.9% and 42.8%, respectively of total loans.  While there were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2016 or 2015, nonowner-occupied nonresidential loans represented 20.2% of total loans at December 31, 2016 and 18.7% at December 31, 2015; the lessees and lessors are engaged in a variety of industries.

Note 24 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years ended December 31,
	2016	2015	2014
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$20,268	$19,352	$29,272
Interest-bearing deposits in other banks	32,939	75,985	38,031
	$53,207	$95,337	$67,303

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$6,348	$5,836	$5,753
Income taxes	6,477	3,090	4,371
Noncash investing and financing activities:
Transfer of loans to other real estate owned	295	2,101	386
Unrealized gain (loss) on securities available for sale	(6,572)	(2,652)	3,488
Change in unfunded pension liability	166	538	(1,728)

Non-cash transactions related to acquisitions:

Investment securities	—	18,507	—
Restricted stock	—	587	—
Loans	—	115,960	—
Premises and equipment	—	956	—
Deferred income taxes	—	2,794	—
Core deposit intangible	—	1,839	—
Other real estate owned, net	—	168	—
Bank owned life insurance	—	1,955	—
Other assets	—	1,049	—

Liabilities assumed:
Demand, MMDA, and savings deposits	—	82,451	—
Time deposits	—	54,872	—
Other liabilities	—	3,076	—

Consideration:
Issuance of common stock	—	20,483	—

Note 25 – Accumulated Other Comprehensive Income ("AOCI")
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at Balance at December 31, 2013	$3,578	$(1,058)	$2,520

Net unrealized gains on securities available for sale, net of tax, $1,398	2,595	—	2,595

Reclassification adjustment for realized gains on securities, net of tax, $(177)	(328)	—	(328)

Change in unfunded pension liability, net of tax, $(605)	—	(1,123)	(1,123)

Balance at December 31, 2014	5,845	(2,181)	3,664

Net unrealized losses on securities available for sale, net of tax, $(626)	(1,159)	—	(1,159)

Reclassification adjustment for realized gains on securities, net of tax, $(303)	(564)	—	(564)

Change in unfunded pension liability, net of tax, $189	—	349	349

Balance at December 31, 2015	4,122	(1,832)	2,290

Net unrealized losses on securities available for sale, net of tax, $(2,007)	(3,729)	—	(3,729)

Reclassification adjustment for realized gains on securities, net of tax, $(293)	(543)	—	(543)

Change in unfunded pension liability, net of tax, $58	—	108	108

Balance at December 31, 2016	$(150)	$(1,724)	$(1,874)
The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three Years Ending December 31, 2016

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Years Ended December 31,
	2016	2015	2014
Available for sale securities:
Realized gain on sale of securities	$836	$867	$505	Securities gains (losses), net
	(293)	(303)	(177)	Income taxes
Total reclassifications	$543	$564	$328	Net of tax

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2016. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.
The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2016, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2016.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer

March 16, 2017

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of August 24, 2014, between American National Bankshares Inc. and MainStreet BankShares, Inc.	Exhibit 2.1 on Form 8-K filed August 28, 2014

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed January 5, 2015

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.4	Employment Agreement between American National Bankshares Inc. and R. Helm Dobbins dated March 2, 2015	Exhibit 10.1 on Form 10-Q filed May 11, 2015

10.5	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.6	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.7	Employment Agreement between American National Bank and Trust Company and Edward C. Martin dated September 21, 2016	Exhibit 10.1 on Form 8-K filed December 29, 2016

10.8	Employment Agreement between American National Bankshares Inc. and Ramsey K. Hamadi dated June 24, 2016	Exhibit 10.2 on Form 8-K filed December 29, 2016

10.9	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

EXHIBIT INDEX
Exhibit No.	Description	Location
10.10	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 on Form S-8 filed May 30, 2008

10.11	American National Bankshares Inc. 1997 Stock Option Plan	Exhibit 4.3 on Form S-8 filed September 17, 1997

10.12	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank & Trust Company	Exhibit 10.11 on Form 10-K filed March 15, 2016

11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

ITEM 16 – FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2017		AMERICAN NATIONAL BANKSHARES INC.

By:	/s/ Jeffrey V. Haley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2017.

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