Form 10-Q
period 2017-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2017-05-08
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
At May 2, 2017, the Company had 8,638,744 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	(Unaudited) March 31, 2017	(*) December 31, 2016
Cash and due from banks	$27,418	$20,268
Interest-bearing deposits in other banks	67,372	32,939

Securities available for sale, at fair value	292,567	346,502
Restricted stock, at cost	5,492	6,224
Loans held for sale	1,872	5,996

Loans, net of unearned income	1,219,958	1,164,821
Less allowance for loan losses	(13,108)	(12,801)
Net loans	1,206,850	1,152,020

Premises and equipment, net	25,658	25,439
Other real estate owned, net of valuation allowance $199 in 2017 and $192 in 2016	1,664	1,328
Goodwill	43,872	43,872
Core deposit intangibles, net	1,554	1,719
Bank owned life insurance	18,270	18,163
Accrued interest receivable and other assets	23,216	24,168
Total assets	$1,715,805	$1,678,638

Liabilities
Demand deposits -- noninterest bearing	$381,247	$378,600
Demand deposits -- interest bearing	222,356	209,430
Money market deposits	314,495	283,035
Savings deposits	126,774	120,720
Time deposits	371,232	378,855
Total deposits	1,416,104	1,370,640

Short-term borrowings:
Customer repurchase agreements	47,776	39,166
Other short-term borrowings	—	20,000
Long-term borrowings	9,985	9,980
Junior subordinated debt	27,749	27,724
Accrued interest payable and other liabilities	9,950	9,748
Total liabilities	1,511,564	1,477,258

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,638,744 shares outstanding at March 31, 2017 and 8,618,051 shares outstanding at December 31, 2016	8,591	8,578
Capital in excess of par value	75,445	75,076
Retained earnings	121,590	119,600
Accumulated other comprehensive loss, net	(1,385)	(1,874)
Total shareholders' equity	204,241	201,380
Total liabilities and shareholders' equity	$1,715,805	$1,678,638
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2017	2016
Interest and Dividend Income:
Interest and fees on loans	$12,704	$12,115
Interest and dividends on securities:
Taxable	1,154	1,084
Tax-exempt	635	823
Dividends	79	91
Other interest income	109	58
Total interest and dividend income	14,681	14,171
Interest Expense:
Interest on deposits	1,200	1,297
Interest on short-term borrowings	28	1
Interest on long-term borrowings	80	81
Interest on junior subordinated debt	239	208
Total interest expense	1,547	1,587
Net Interest Income	13,134	12,584
Provision for Loan Losses	300	50
Net Interest Income After Provision for Loan Losses	12,834	12,534
Noninterest Income:
Trust fees	912	930
Service charges on deposit accounts	484	492
Other fees and commissions	712	672
Mortgage banking income	529	292
Securities gains, net	259	366
Brokerage fees	192	204
Income from Small Business Investment Companies	26	166
Other	157	175
Total noninterest income	3,271	3,297
Noninterest Expense:
Salaries	4,799	4,215
Employee benefits	1,183	1,114
Occupancy and equipment	1,068	1,099
FDIC assessment	129	188
Bank franchise tax	256	256
Core deposit intangible amortization	165	288
Data processing	487	444
Software	279	297
Other real estate owned, net	43	104
Other	2,032	1,913
Total noninterest expense	10,441	9,918
Income Before Income Taxes	5,664	5,913
Income Taxes	1,601	1,785
Net Income	$4,063	$4,128

Net Income Per Common Share:
Basic	$0.47	$0.48
Diluted	$0.47	$0.48
Average Common Shares Outstanding:
Basic	8,633,219	8,611,840
Diluted	8,651,139	8,617,008
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2017	2016
Net income	$4,063	$4,128

Other comprehensive income:

Unrealized gains on securities available for sale	1,011	2,222
Tax effect	(354)	(778)

Reclassification adjustment for gains on sales of securities	(259)	(366)
Tax effect	91	128

Other comprehensive income	489	1,206

Comprehensive income	$4,552	$5,334
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	4,128	—	4,128

Other comprehensive income	—	—	—	1,206	1,206

Stock repurchased (38,887 shares)	(39)	(925)	—	—	(964)

Stock options exercised (2,484 shares)	2	57	—	—	59

Vesting of restricted stock (3,046 shares)	3	(3)	—	—	—

Equity based compensation (27,054 shares)	4	240	—	—	244

Cash dividends paid, $0.24 per share	—	—	(2,065)	—	(2,065)

Balance, March 31, 2016	$8,575	$74,744	$113,628	$3,496	$200,443

Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	4,063	—	4,063

Other comprehensive income	—	—	—	489	489

Stock options exercised (3,300 shares)	3	70	—	—	73

Vesting of restricted stock (6,468 shares)	7	(7)	—	—	—

Equity based compensation (17,393 shares)	3	306	—	—	309

Cash dividends paid, $0.24 per share	—	—	(2,073)	—	(2,073)

Balance, March 31, 2017	$8,591	$75,445	$121,590	$(1,385)	$204,241
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$4,063	$4,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	50
Depreciation	444	475
Net accretion of acquisition accounting adjustments	(434)	(1,001)
Core deposit intangible amortization	165	288
Net amortization of securities	542	686
Net gains on sale or call of securities	(259)	(366)
Gain on sale of loans held for sale	(420)	(233)
Proceeds from sales of loans held for sale	22,668	14,131
Originations of loans held for sale	(18,124)	(11,417)
Net loss on other real estate owned	3	50
Valuation allowance on other real estate owned	26	53
Net gain on sale of premises and equipment	—	(1)
Equity based compensation expense	309	244
Earnings on bank owned life insurance	(107)	(115)
Deferred income tax expense (benefit)	438	(1,716)
Net change in interest receivable	601	(592)
Net change in other assets	(350)	883
Net change in interest payable	(49)	8
Net change in other liabilities	250	964
Net cash provided by operating activities	10,066	6,519

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	41,519	12,867
Proceeds from maturities, calls and paydowns of securities available for sale	12,885	26,127
Purchases of securities available for sale	—	(54,107)
Net change in restricted stock	732	(43)
Net increase in loans	(55,067)	(28,080)
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(663)	(149)
Proceeds from sales of other real estate owned	37	685
Net cash used in investing activities	(557)	(42,699)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	53,087	26,048
Net change in time deposits	(7,623)	3,723
Net change in customer repurchase agreements	8,610	1,573
Net change in other short-term borrowings	(20,000)	—
Common stock dividends paid	(2,073)	(2,065)
Repurchase of common stock	—	(964)
Proceeds from exercise of stock options	73	59
Net cash provided by financing activities	32,074	28,374

Net Increase (Decrease) in Cash and Cash Equivalents	41,583	(7,806)

Cash and Cash Equivalents at Beginning of Period	53,207	95,337

Cash and Cash Equivalents at End of Period	$94,790	$87,531
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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, the valuation of deferred tax assets and liabilities, and the valuation of other real estate owned ("OREO").
All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 8.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.
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
During March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

During March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.
Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$91,940	$39	$2,208	$89,771
Mortgage-backed and CMOs	75,769	473	850	75,392
State and municipal	113,906	2,560	478	115,988
Corporate	9,143	239	9	9,373
Equity securities	1,288	755	—	2,043
Total securities available for sale	$292,046	$4,066	$3,545	$292,567

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$106,379	$62	$2,387	$104,054
Mortgage-backed and CMOs	79,917	514	938	79,493
State and municipal	145,757	2,540	782	147,515
Corporate	13,392	123	23	13,492
Equity securities	1,288	660	—	1,948
Total securities available for sale	$346,733	$3,899	$4,130	$346,502
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2017 and December 31, 2016 was as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
FRB stock	$3,564	$3,559
FHLB stock	1,928	2,665
Total restricted stock	$5,492	$6,224

Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$81,734	$2,208	$81,734	$2,208	$—	$—
Mortgage-backed and CMOs	53,331	850	51,745	822	1,586	28
State and municipal	21,665	478	21,665	478	—	—
Corporate	1,558	9	1,558	9	—	—
Total	$158,288	$3,545	$156,702	$3,517	$1,586	$28
Federal agencies and GSEs: The unrealized losses on the Company's investment in 21 government sponsored entities ("GSE") securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
Mortgage-backed securities: The unrealized losses on the Company's investment in 35 GSE mortgage-backed securities were caused by interest rate increases. Three of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") is due to normal market fluctuations. This security has been in an unrealized loss position for 12 months or more. The contractual cash flows of this investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2017.
State and municipal securities:  The unrealized losses on 29 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2017, and no impairment has been recognized.

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2016 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$89,597	$2,387	$89,597	$2,387	$—	$—
Mortgage-backed and CMOs	57,762	938	56,076	911	1,686	27
State and municipal	47,221	782	47,221	782	—	—
Corporate	2,895	23	2,895	23	—	—
Total	$197,475	$4,130	$195,789	$4,103	$1,686	$27
Other-Than-Temporary-Impaired Securities
As of March 31, 2017 and December 31, 2016, there were no securities classified as other-than-temporary impaired.
Note 3 – Loans
Loans, excluding loans held for sale, at March 31, 2017 and December 31, 2016, were comprised of the following (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial	$219,455	$208,717
Commercial real estate:
Construction and land development	130,691	114,258
Commercial real estate	538,069	510,960
Residential real estate:
Residential	216,035	215,104
Home equity	110,844	110,751
Consumer	4,864	5,031
Total loans	$1,219,958	$1,164,821
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Outstanding principal balance	$98,341	$104,172
Carrying amount	91,078	96,487
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Outstanding principal balance	$33,443	$34,378
Carrying amount	27,961	28,669

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Balance at January 1	$6,103	$7,299
Accretion	(685)	(3,232)
Reclassification from nonaccretable difference	154	2,197
Other changes, net	183	(161)
	$5,755	$6,103
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$27	$139		$47	$213	$219,242	$219,455
Commercial real estate:
Construction and land development	—	177	61	68	306	130,385	130,691
Commercial real estate	95	—	276	769	1,140	536,929	538,069
Residential:
Residential	330	159	724	1,327	2,540	213,495	216,035
Home equity	161	—	—	207	368	110,476	110,844
Consumer	2	3	—	10	15	4,849	4,864
Total	$615	$478	$1,061	$2,428	$4,582	$1,215,376	$1,219,958
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$50	$—	$—	$19	$69	$208,648	$208,717
Commercial real estate:
Construction and land development	60	12	—	64	136	114,122	114,258
Commercial real estate	—	127	339	773	1,239	509,721	510,960
Residential:
Residential	1,280	117	248	1,802	3,447	211,657	215,104
Home equity	229	—	—	289	518	110,233	110,751
Consumer	6	5	—	18	29	5,002	5,031
Total	$1,625	$261	$587	$2,965	$5,438	$1,159,383	$1,164,821

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$41	$40	$—	$17	$1
Commercial real estate:
Construction and land development	152	152	—	183	2
Commercial real estate	1,027	1,025	—	1,345	16
Residential:
Residential	491	504	—	361	9
Home equity	6	6	—	128	—
Consumer	8	8	—	10	—
	$1,725	$1,735	$—	$2,044	$28
With a related allowance recorded:
Commercial *	77	77	—	78	1
Commercial real estate:
Construction and land development*	68	68	—	238	—
Commercial real estate*	43	43	—	245	—
Residential
Residential	1,396	1,396	20	1,564	8
Home equity	333	332	2	340	1
Consumer*	10	10	—	14	—
	$1,927	$1,926	$22	$2,479	$10
Total:
Commercial	$118	$117	$—	$95	$2
Commercial real estate:
Construction and land development	220	220	—	421	2
Commercial real estate	1,070	1,068	—	1,590	16
Residential:
Residential	1,887	1,900	20	1,925	17
Home equity	339	338	2	468	1
Consumer	18	18	—	24	—
	$3,652	$3,661	$22	$4,523	$38
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
Residential:
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three months ended March 31, 2017 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$68	$68
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	1	21	21
Residential real estate	—	—	—
Consumer	—	—	—
Total	3	$89	$89

The following tables show the detail of loans modified as TDRs during the three months ended March 31, 2016 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended March 31, 2016
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	1	68	66
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	1	$68	$66

During the three months ended March 31, 2017 and 2016, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $1,068,000 in residential real estate loans in the process of foreclosure at March 31, 2017 and $875,000 and $653,000 in residential OREO at March 31, 2017 and December 31, 2016, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$218,801	$129,480	$529,324	$201,774	$108,943
Special Mention	462	409	3,928	8,842	1,296
Substandard	192	802	4,817	5,419	605
Doubtful	—	—	—	—	—
Total	$219,455	$130,691	$538,069	$216,035	$110,844
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$4,849
Nonperforming	15
Total	$4,864

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$208,098	$112,729	$501,081	$199,278	$108,799
Special Mention	592	902	4,859	10,600	1,257
Substandard	27	627	5,020	5,226	695
Doubtful	—	—	—	—	—
Total	$208,717	$114,258	$510,960	$215,104	$110,751
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,003
Nonperforming	28
Total	$5,031

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

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Three Months Ended March 31, 2016
Allowance for Loan Losses
Balance, beginning of period	$12,801	$12,601	$12,601
Provision for loan losses	300	250	50
Charge-offs	(49)	(326)	(40)
Recoveries	56	276	64
Balance, end of period	$13,108	$12,801	$12,675

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$203	$184	$184
Provision for unfunded commitments	3	19	4
Charge-offs	—	—	—
Balance, end of period	$206	$203	$188
The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2016:	$2,095	$7,355	$3,303	$48	$12,801
Provision for loan losses	140	341	(184)	3	300
Charge-offs	(2)	(1)	(4)	(42)	(49)
Recoveries	2	6	12	36	56
Balance at March 31, 2017:	$2,235	$7,701	$3,127	$45	$13,108

Balance at March 31, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$22	$—	$22
Collectively evaluated for impairment	2,174	7,596	2,876	45	12,691
Acquired impaired loans	61	105	229	—	395
Total	$2,235	$7,701	$3,127	$45	$13,108

Loans
Individually evaluated for impairment	$118	$1,290	$2,226	$18	$3,652
Collectively evaluated for impairment	218,991	655,244	309,279	4,831	1,188,345
Acquired impaired loans	346	12,226	15,374	15	27,961
Total	$219,455	$668,760	$326,879	$4,864	$1,219,958

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2016 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2015:	$2,065	$6,930	$3,546	$60	$12,601
Provision for loan losses	30	403	(224)	41	250
Charge-offs	(40)	(10)	(87)	(189)	(326)
Recoveries	40	32	68	136	276
Balance at December 31, 2016:	$2,095	$7,355	$3,303	$48	$12,801

Balance at December 31, 2016:

Allowance for Loan Losses
Individually evaluated for impairment	$—	$—	$23	$—	$23
Collectively evaluated for impairment	2,087	7,248	3,046	48	12,429
Acquired impaired loans	8	107	234	—	349
Total	$2,095	$7,355	$3,303	$48	$12,801

Loans
Individually evaluated for impairment	$43	$2,186	$2,588	$27	$4,844
Collectively evaluated for impairment	208,258	610,462	307,600	4,988	1,131,308
Acquired impaired loans	416	12,570	15,667	16	28,669
Total	$208,717	$625,218	$325,855	$5,031	$1,164,821

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
Note 5 – Goodwill and Other Intangible Assets
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
Core deposit intangibles resulting from the acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 were $6,556,000 and are being amortized on an accelerated basis over 108 months. Core deposit intangibles resulting from the acquisition of MainStreet BankShares, Inc. ("MainStreet") in January 2015 were $1,839,000 and are being amortized on an accelerated basis over 120 months.

The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2017, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2016	$43,872	$1,719
Additions	—	—
Amortization	—	(165)
Impairment	—	—
Balance at March 31, 2017	$43,872	$1,554
Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016

Customer repurchase agreements	$47,776	$39,166
Other short-term borrowings	—	20,000
	$47,776	$59,166
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2017, $434,467,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017			December 31, 2016
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,985	2.98%	November 30, 2017	$9,980	2.98%
The advance due in November 2017 is net of a fair value discount of $15,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2017, the Bank's public deposits totaled $223,193,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2017, the Company had $160,700,000 in letters of credit with the FHLB outstanding, as well as $113,215,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

Note 8 – Junior Subordinated Debt
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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					March 31, 2017	December 31, 2016
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,279	4,265

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,851	2,840

					$27,749	$27,724
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,634,000 and $1,659,000 at March 31, 2017 and December 31, 2016, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 9 – Stock Based Compensation
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

A summary of stock option transactions for the three months ended March 31, 2017 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	58,411	$24.37
Acquired in acquisition	—	—
Granted	—	—
Exercised	(3,300)	21.97
Forfeited	(578)	23.33
Expired	—	—
Outstanding at March 31, 2017	54,533	$24.53	1.49 years	$700
Exercisable at March 31, 2017	54,533	$24.53	1.49 years	$700
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of March 31, 2017, there was no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted in 2016 and 2017 cliff vests at the end of a 36 month period beginning on the date of the grant. The remainder vests a third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2017 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2016	50,822	$23.21
Granted	14,142	34.70
Vested	(17,126)	24.21
Forfeited	—	—
Nonvested at March 31, 2017	47,838	$26.25
As of March 31, 2017 and December 31, 2016, there was $866,000 and $568,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.36 years.  The share based compensation expense for nonvested restricted stock was $192,000 and $153,000 during the first three months of 2017 and 2016, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (a) $5,800 in cash or (b) shares of immediately vested, but restricted stock with a market value of $6,250. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2017, all 13 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 3,251 and 3,510 shares and recognized share based compensation expense of $117,000 and $91,000 during the first three months of 2017 and 2016, respectively.

Note 10 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month period ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,633,219	$0.47	8,611,840	$0.48
Effect of dilutive securities - stock options	17,920	—	5,168	—
Diluted earnings per share	8,651,139	$0.47	8,617,008	$0.48

Outstanding stock options on common stock that were not included in computing diluted earnings per share for the three month periods ended March 31, 2017 and 2016 because their effects were anti-dilutive, averaged 1,320 and 35,026 shares, respectively.
Note 11 – Employee Benefit Plans
The following information for the three months ended March 31, 2017 and 2016 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three Months Ended March 31,
	2017	2016
Service cost	$—	$—
Interest cost	59	67
Expected return on plan assets	(88)	(96)
Recognized loss due to settlement	35	—
Recognized net actuarial loss	54	57

Net periodic cost	$60	$28

Note 12 – Fair Value of Financial Instruments
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2017 or December 31, 2016.
The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2017 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$89,771	$—	$89,771	$—
Mortgage-backed and CMOs	75,392	—	75,392	—
State and municipal	115,988	—	115,988	—
Corporate	9,373	—	9,373	—
Equity securities	2,043	—	2,043	—
Total	$292,567	$—	$292,567	$—

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,054	$—	$104,054	$—
Mortgage-backed and CMOs	79,493	—	79,493	—
State and municipal	147,515	—	147,515	—
Corporate	13,492	—	13,492	—
Equity securities	1,948	—	1,498	—
Total	$346,502	$—	$346,052	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2017 or the year ended December 31, 2016. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2017 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,872	$—	$1,872	$—
Impaired loans, net of valuation allowance	1,905	—	—	1,905
Other real estate owned, net	1,664	—	—	1,664

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$5,996	$—	$5,996	$—
Impaired loans, net of valuation allowance	2,151	—	—	2,151
Other real estate owned, net	1,328	—	—	1,328
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at March 31, 2017

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	8%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and estimated fair values of the Company's financial instruments at March 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$94,790	$94,790	$—	$—	$94,790
Securities available for sale	292,567	—	292,567	—	292,567
Restricted stock	5,492	—	5,492	—	5,492
Loans held for sale	1,872	—	1,872	—	1,872
Loans, net of allowance	1,206,850	—	—	1,204,240	1,204,240
Bank owned life insurance	18,270	—	18,270	—	18,270
Accrued interest receivable	4,482	—	4,482	—	4,482

Financial Liabilities:
Deposits	$1,416,104	$—	$1,044,872	$366,866	$1,411,738
Repurchase agreements	47,776	—	47,776	—	47,776
Long-term borrowings	9,985	—	—	10,110	10,110
Junior subordinated debt	27,749	—	—	25,987	25,987
Accrued interest payable	574	—	574	—	574
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$53,207	$53,207	$—	$—	$53,207
Securities available for sale	346,502	—	346,502	—	346,502
Restricted stock	6,224	—	6,224	—	6,224
Loans held for sale	5,996	—	5,996	—	5,996
Loans, net of allowance	1,152,020	—	—	1,136,961	1,136,961
Bank owned life insurance	18,163	—	18,163	—	18,163
Accrued interest receivable	5,083	—	5,083	—	5,083

Financial Liabilities:
Deposits	$1,370,640	$—	$991,785	$374,774	$1,366,559
Repurchase agreements	39,166	—	39,166	—	39,166
Other short-term borrowings	20,000	—	20,000	—	20,000
Long-term borrowings	9,980	—	—	10,156	10,156
Junior subordinated debt	27,724	—	—	24,932	24,932
Accrued interest payable	623	—	623	—	623

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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2017 and December 31, 2016, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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

Segment information as of and for the three months ended March 31, 2017 and 2016 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,596	$—	$85	$—	$14,681
Interest expense	1,308	—	239	—	1,547
Noninterest income	2,161	1,104	6	—	3,271
Income (loss) before income taxes	5,457	541	(334)	—	5,664
Net income (loss)	3,896	388	(221)	—	4,063
Depreciation and amortization	606	3	—	—	609
Total assets	1,706,564	—	232,206	(222,965)	1,715,805
Goodwill	43,872	—	—	—	43,872
Capital expenditures	657	6	—	—	663

	Three Months Ended March 31, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,156	$—	$15	$—	$14,171
Interest expense	1,379	—	208	—	1,587
Noninterest income	2,158	1,134	5	—	3,297
Income (loss) before income taxes	5,616	655	(358)	—	5,913
Net income (loss)	3,907	457	(236)	—	4,128
Depreciation and amortization	760	3	—	—	763
Total assets	1,580,264	—	224,313	(222,023)	1,582,554
Goodwill	43,872	—	—	—	43,872
Capital expenditures	149	—	—	—	149

Note 14 – Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$27,418	$26,345
Interest-bearing deposits in other banks	67,372	61,186
Cash and Cash Equivalents	$94,790	$87,531

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,596	$1,580
Income taxes	—	—
Noncash investing and financing activities:
Transfer of loans to other real estate owned	(402)	(97)
Unrealized gains on securities available for sale	752	1,856

Note 15 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2017 and 2016 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized gains on securities available for sale, net of tax, $778	1,444	—	1,444

Reclassification adjustment for realized gains on securities, net of tax, $(128)	(238)	—	(238)

Balance at March 31, 2016	$5,328	$(1,832)	$3,496

Balance at December 31, 2016	$(150)	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $354	657	—	657

Reclassification adjustment for realized gains on securities, net of tax, $(91)	(168)	—	(168)

Balance at March 31, 2017	$339	$(1,724)	$(1,385)

Reclassifications Out of Accumulated Other Comprehensive Income
For the three months ended March 31, 2017 and 2016
(dollars in thousands)

For the Three Months Ended March 31, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$259	Securities gains, net
	(91)	Income taxes
Total reclassifications	$168	Net of tax

For the Three Months Ended March 31, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$366	Securities gains, net
	(128)	Income taxes
Total reclassifications	$238	Net of tax

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to, the following:

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
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities and (8) the unfunded pension liability.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2016.
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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the three months ended March 31, 2017 or 2016.
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
Other-than-temporary Impairment of Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, the Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company's ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income. The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the Company's best estimate of the present value of cash flows expected to be collected from debt securities, the Company's intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

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
STRATEGIC EVENT
The Company announced in September 2016 its plan to form a de novo branch in each of Roanoke, Virginia, and Winston-Salem, North Carolina. Current staffing for Roanoke includes 16 full-time equivalent employees. Current staffing for Winston-Salem includes five full-time equivalent employees. The operations of these new branches impacted earning assets, deposits and operating results for the first quarter of 2017.
It is expected that the de novo efforts will have a material and positive impact to the Company's balance sheet and earnings, especially over the next three quarters.

RESULTS OF OPERATIONS
Earnings Performance
Three months ended March 31, 2017 and 2016
For the quarter ended March 31, 2017, the Company reported net income of $4,063,000 compared to $4,128,000 for the comparable quarter in 2016. The $65,000 or 1.6% decrease was primarily due to increased salaries expense related to our entry into two new markets in the fourth quarter of 2016.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended March 31,	2017	2016	$ Change	% Change
Interest income	$14,681	$14,171	$510	3.6%
Interest expense	(1,547)	(1,587)	40	(2.5)
Net interest income	13,134	12,584	550	4.4
Provision for loan losses	(300)	(50)	(250)	500.0
Noninterest income	3,271	3,297	(26)	(0.8)
Noninterest expense	(10,441)	(9,918)	(523)	5.3
Income tax expense	(1,601)	(1,785)	184	(10.3)

Net income	$4,063	$4,128	$(65)	(1.6)

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
Three months ended March 31, 2017 and 2016
Net interest income on a taxable equivalent basis increased $460,000 or 3.5%, for the first quarter of 2017 compared to the same quarter of 2016.  The increase was primarily due to increased loan volume in the 2017 quarter compared to the 2016 quarter.
For the first quarter of 2017, the Company's yield on interest-earning assets was 3.84%, compared to 4.12% for the first quarter of 2016.  The cost of interest-bearing liabilities was 0.56% compared to 0.62%, primarily related to a seven basis point decrease in the cost of deposits. The interest rate spread was 3.28% compared to 3.50%. The net interest margin, on a fully taxable equivalent basis, was 3.44% compared to 3.67%, a decrease of twenty-three basis points (0.23%). The decrease in net interest margin was driven by lower yields on earning assets and reduced levels of accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2017 and 2016.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (in thousands, except rates)
	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2017	2016	2017	2016	2017	2016
Loans:
Commercial	$219,922	$188,275	$2,054	$1,855	3.79%	3.96%
Real estate	973,215	824,970	10,624	10,090	4.37	4.89
Consumer	4,837	5,506	91	231	7.63	16.87
Total loans	1,197,974	1,018,751	12,769	12,176	4.27	4.79

Securities:
Federal agencies and GSEs	96,965	88,283	442	378	1.82	1.71
Mortgage-backed and CMOs	78,054	75,891	413	400	2.12	2.11
State and municipal	131,397	166,187	1,152	1,493	3.51	3.59
Other securities	18,172	16,929	186	146	4.09	3.45
Total securities	324,588	347,290	2,193	2,417	2.70	2.78

Federal funds sold	—	—	—	—	—	—
Deposits in other banks	51,898	58,767	109	58	0.85	0.40

Total interest-earning assets	1,574,460	1,424,808	15,071	14,651	3.84	4.12

Non-earning assets	125,270	126,316

Total assets	$1,699,730	$1,551,124

Deposits:
Demand	$215,930	$231,368	11	36	0.02	0.06
Money market	305,639	205,274	241	76	0.32	0.15
Savings	124,250	117,650	9	14	0.03	0.05
Time	375,291	395,979	939	1,171	1.01	1.19
Total deposits	1,021,110	950,271	1,200	1,297	0.48	0.55

Customer repurchase agreements	45,106	44,412	1	1	0.01	0.01
Other short-term borrowings	11,833	—	27	—	0.91	—
Long-term borrowings	37,717	37,593	319	289	3.38	3.08
Total interest-bearing
liabilities	1,115,766	1,032,276	1,547	1,587	0.56	0.62

Noninterest bearing demand deposits	371,007	310,263
Other liabilities	9,498	9,060
Shareholders' equity	203,459	199,525
Total liabilities and
shareholders' equity	$1,699,730	$1,551,124

Interest rate spread					3.28%	3.50%
Net interest margin					3.44%	3.67%

Net interest income (taxable equivalent basis)			13,524	13,064
Less: Taxable equivalent adjustment			390	480
Net interest income			$13,134	$12,584

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended March 31,
	2017 vs. 2016
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$199	$(100)	$299
Real estate	534	(1,157)	1,691
Consumer	(140)	(115)	(25)
Total loans	593	(1,372)	1,965
Securities:
Federal agencies and GSEs	64	25	39
Mortgage-backed and CMOs	13	2	11
State and municipal	(341)	(35)	(306)
Other securities	40	29	11
Total securities	(224)	21	(245)
Federal funds sold	—	—	—
Deposits in other banks	51	58	(7)
Total interest income	420	(1,293)	1,713

Interest expense
Deposits:
Demand	(25)	(23)	(2)
Money market	165	115	50
Savings	(5)	(6)	1
Time	(232)	(173)	(59)
Total deposits	(97)	(87)	(10)
Customer repurchase agreements	—	—	—
Other short-term borrowings	27	—	27
Long-term borrowings	30	29	1
Total interest expense	(40)	(58)	18
Net interest income (taxable equivalent basis)	$460	$(1,235)	$1,695

Noninterest Income, three months ended March 31, 2017 and 2016
For the quarter ended March 31, 2017, noninterest income decreased $26,000 or 0.8% compared to the comparable 2016 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$912	$930	$(18)	(1.9)%
Service charges on deposit accounts	484	492	(8)	(1.6)
Other fees and commissions	712	672	40	6.0
Mortgage banking income	529	292	237	81.2
Securities gains, net	259	366	(107)	(29.2)
Brokerage fees	192	204	(12)	(5.9)
Income from Small Business Investment Companies ("SBICs")	26	166	(140)	(84.3)
Other	157	175	(18)	(10.3)
Total noninterest income	$3,271	$3,297	$(26)	(0.8)
Mortgage banking income increased $237,000 in the 2017 quarter compared to the 2016 quarter as a result of increases in the volume of originations. Also, the bank added a new originator in the Roanoke market in the fourth quarter of 2016. Net securities gains decreased $107,000 in the 2017 quarter. Securities sales are used as needed for liquidity purposes. Income from SBICs reflected a $140,000 decrease compared to the 2016 quarter; this category of income is highly unpredictable.

Noninterest Expense, three months ended March 31, 2017 and 2016
For the three months ended March 31, 2017, noninterest expense increased $523,000 or 5.3%. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest Expense
Salaries	$4,799	$4,215	$584	13.9%
Employee benefits	1,183	1,114	69	6.2
Occupancy and equipment	1,068	1,099	(31)	(2.8)
FDIC assessment	129	188	(59)	(31.4)
Bank franchise tax	256	256	—	—
Core deposit intangible amortization	165	288	(123)	(42.7)
Data processing	487	444	43	9.7
Software	279	297	(18)	(6.1)
Other real estate owned, net	43	104	(61)	(58.7)
Other	2,032	1,913	119	6.2
Total noninterest expense	$10,441	$9,918	$523	5.3
Salaries expense and employee benefits expense increased in the 2017 quarter as compared to the 2016 quarter as a result of additional compensation expenses related to our entry into two new markets in the fourth quarter of 2016. Full-time equivalent employees at the end of the 2017 quarter were 326, up from 301 at the end of the prior year quarter. Core deposit intangible amortization decreased in the 2017 quarter compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was front-loaded and will be fully amortized in 2020. The decrease of $61,000 in other real estate owned ("OREO") was primarily related to a loss on sale of OREO in the 2016 quarter.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2017 quarter was 62.97% compared to 61.36% for the 2016 quarter. The Company expects improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Efficiency Ratio
Noninterest expense	$10,441	$9,918
Subtract: gain on sale OREO	(28)	(104)
	$10,413	$9,814

Net interest income	$13,134	$12,584
Tax equivalent adjustment	390	480
Noninterest income	3,271	3,297
Subtract: gain on securities	(259)	(366)
Subtract: gain on sale of fixed assets	—	(1)
	$16,536	$15,994

Efficiency ratio	62.97%	61.36%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for both the 2017 and 2016 quarters is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$12,769	$12,176
Interest income - investments and other	2,302	2,475
Interest expense - deposits	(1,200)	(1,297)
Interest expense - customer repurchase agreements	(1)	(1)
Interest expense - other short-term borrowings	(27)	—
Interest expense - long-term borrowings	(319)	(289)
Total net interest income	$13,524	$13,064
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(65)	$(61)
Tax benefit realized on non-taxable interest income - municipal securities	(325)	(419)
GAAP measures	$13,134	$12,584
Income Taxes
The effective tax rate for the first quarter of 2017 was 28.27% compared to 30.19% for the first quarter of 2016. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes in both years. The decrease in the effective tax rate in the 2017 quarter compared to the 2016 quarter was the positive result of a change in accounting for employee stock compensation.

Fair Value Impact to Net Income
The following table presents the impact for the three month period ended March 31, 2017 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

			March 31, 2017
	Income Statement Effect	Premium (Discount) Balance on December 31, 2016	Accretion (Amortization)Three Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(1,976)	$195	$(1,781)
Purchase impaired loans	Income	(5,709)	269	(5,440)
FHLB advances	Expense	20	(5)	15
Junior subordinated debt	Expense	1,659	(25)	1,634
Net interest income			434

Non-interest (expense):
Amortization of core deposit intangible	Expense	$1,719	(165)	$1,554

Change in pretax income			$269
The following table presents the impact for the three month period ended March 31, 2016 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			March 31, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Accretion (Amortization)Three Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$257	$(2,804)
Purchase impaired loans	Income	(7,066)	775	(6,291)
FHLB Advances	Expense	42	(5)	37
Junior subordinated debt	Expense	1,761	(26)	1,735
Net interest income			1,001

Non-interest (expense):
Amortization of core deposit intangible	Expense	$2,683	$(288)	$2,395

Change in pretax income			$713

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

The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three month periods indicated (dollars in thousands):

Three Months Ended March 31,	2017			2016

	MC	MS	Total	MC	MS	Total

Net interest income	$202	$232	$434	$689	312	$1,001
Core deposit amortization	(113)	(52)	(165)	(226)	(62)	(288)
Total pretax income	$89	$180	$269	$463	250	$713

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

CHANGES IN FINANCIAL POSITION

BALANCE SHEET ANALYSIS
Securities
The securities portfolio generates income, plays a major role in the management of interest rate sensitivity, provides a source of liquidity, and is used to meet collateral requirements. The securities portfolio consists primarily of high credit quality investments, mostly federal agency, mortgage-backed, and state and municipal securities.
The available for sale securities portfolio was $292,567,000 at March 31, 2017, compared to $346,502,000 at December 31, 2016, a decrease of $53,935,000 or 15.57%. At March 31, 2017, the available for sale portfolio had an amortized cost of $292,046,000 resulting in a net unrealized gain of $521,000.  At December 31, 2016, the available for sale portfolio had an amortized cost of $346,733,000, resulting in a net unrealized loss of $231,000.
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration. The Company is aware that possible changes in corporate tax rates could have a negative impact on its municipal portfolio valuation.
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
Total loans were $1,219,958,000 at March 31, 2017, compared to $1,164,821,000 at December 31, 2016, an increase of $55,137,000 or 4.73%. The increase is the result of organic growth and the de novo branch start-ups in Roanoke, Virginia and Winston-Salem, North Carolina.
Loans held for sale totaled $1,872,000 at March 31, 2017 and $5,996,000 at December 31, 2016. Loan production volume was $18,124,000 for the three month period ending March 31, 2017 and $78,330,000 for the year ended December 31, 2016. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Commercial	$219,455	$208,717
Commercial real estate:
Construction and land development	130,691	114,258
Commercial real estate	538,069	510,960
Residential real estate:
Residential	216,035	215,104
Home equity	110,844	110,751
Consumer	4,864	5,031
Total loans	$1,219,958	$1,164,821

Provision for Loan Losses
Provision for loan losses was $300,000 for the three month period ended March 31, 2017, compared to $50,000 for the same period ended March 31, 2016. The additional provision in the three month period ended March 31, 2017 resulted primarily from increased loan volume. The increase was mitigated by continued strong asset quality metrics.

Allowance for Loan Losses ("ALLL")
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At March 31, 2017, the ALLL was $13,108,000 compared to $12,801,000 at December 31, 2016. The ALLL as a percentage of total loans was 1.07% and 1.10%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.13% at March 31, 2017, compared to 1.17% at December 31, 2016. On a dollar basis, the reserve was $12,691,000 at March 31, 2017, compared to $12,429,000 at December 31, 2016. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.59% at March 31, 2017, compared to 0.47% at December 31, 2016. On a dollar basis, the reserve was $22,000 at March 31, 2017, compared to $23,000 at December 31, 2016. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $1,173,000 over December 31, 2016. Newly evaluated impaired loans did not have a significant impact on the overall impairment allowance.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $395,000 at March 31, 2017 compared to $349,000 at December 31, 2016. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance at beginning of period	$12,801	$12,601

Charge-offs:
Construction and land development	1	—
Commercial real estate	—	10
Residential real estate	4	21
Home equity	—	66
Total real estate	5	97
Commercial and industrial	2	40
Consumer	42	189
Total charge-offs	49	326

Recoveries:
Construction and land development	3	11
Commercial real estate	3	21
Residential real estate	8	53
Home equity	4	15
Total real estate	18	100
Commercial and industrial	2	40
Consumer	36	136
Total recoveries	56	276

Net charge-offs (recoveries)	(7)	50
Provision for loan losses	300	250
Balance at end of period	$13,108	$12,801

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios
	March 31, 2017	December 31, 2016
Allowance to loans	1.07%	1.10%
ASC 450 (FAS 5) ALLL	1.13	1.17
Net charge-offs (recoveries) to allowance (1)	(0.21)	0.39
Net charge-offs (recoveries) to average loans (1)	0.00	0.00
Nonperforming assets to total assets	0.30	0.29
Nonperforming loans to loans	0.29	0.30
Provision to net charge-offs (recoveries) (1)	(4,285.71)	500.00
Provision to average loans (1)	0.10	0.02
Allowance to nonperforming loans	375.70	360.39
(1) - annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.29% at March 31, 2017 and 0.30% at December 31, 2016.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.30% of total assets at March 31, 2017, up from 0.29% at December 31, 2016.  This increase was related primarily to the increases in OREO and acquired impaired loans over 90 days past due and accruing.
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

The following table presents the Company's nonperforming assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Nonperforming Assets
	March 31, 2017	December 31, 2016
Nonaccrual loans:
Real estate	$2,371	$2,928
Commercial	47	19
Consumer	10	18
Total nonaccrual loans	2,428	2,965

Loans past due 90 days
and accruing interest:	1,061	587

Total nonperforming loans	3,489	3,552

Other real estate owned	1,664	1,328

Total nonperforming assets	$5,153	$4,880
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Impaired Loans
	March 31, 2017	December 31, 2016
Accruing	$1,224	$2,059
Nonaccruing	2,428	2,785
Total impaired loans	$3,652	$4,844
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $1,846,000 in TDRs at March 31, 2017 compared to $2,670,000 at December 31, 2016. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $1,664,000 and $1,328,000 as of March 31, 2017 and December 31, 2016, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2017 and December 31, 2016 (dollars in thousands):

Other Real Estate Owned
	March 31, 2017	December 31, 2016
Construction and land development	$139	$139
1-4 family residential	875	653
Commercial real estate	650	536
	$1,664	$1,328

Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,416,104,000 at March 31, 2017 compared to $1,370,640,000 at December 31, 2016, an increase of $45,464,000 or 3.32%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The continuing challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter of 2017 was 0.48%, down from 0.55% for the first quarter of 2016.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $204,241,000 at March 31, 2017 compared to $201,380,000 at December 31, 2016, an increase of $2,861,000 or 1.42%.
The Company paid cash dividends of $0.24 per share during the first three months of 2017 while the aggregate basic and diluted earnings per share for the same period was $0.47 per share.
In July 2013, the Board of Governors of the Federal Reserve System issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The phase in of the capital conservation buffer began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2017 and December 31, 2016. Management believes, as of March 31, 2017, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2017		Percentage At December 31, 2016
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.62%	12.69%	11.77%	12.92%
Tier 1 capital ratio	13.62	12.69	13.83	12.92
Total capital ratio	14.61	13.65	14.81	13.89

Leverage Capital Ratio:

Tier 1 leverage ratio	11.38	10.59	11.67	10.88
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
In the three month period ended March 31, 2017, the Company did not repurchase any shares. During the same period in 2016, the Company repurchased 38,887 shares at an average cost of $24.78 per share, for a total cost of $964,000.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At March 31, 2017, principal advance obligations to the FHLB, net of acquisition related fair value adjustments, consisted of $9,985,000 in fixed-rate, long-term advances compared to $9,980,000 in fixed-rate, long-term advances at December 31, 2016.  The Company also had outstanding $160,700,000 in letters of credit at March 31, 2017 compared to $130,700,000 at December 31, 2016. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above Federal Deposit Insurance Company ("FDIC") insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2017 and December 31, 2016, were $14,750,000 and $23,445,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at March 31, 2017 and at December 31, 2016 were as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$350,136	$345,803
Standby letters of credit	5,084	4,088
Mortgage loan rate-lock commitments	11,701	12,839
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2017 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2017 and into 2018.

Earnings Simulation

The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2017 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	March 31, 2017
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$9,012	16.4%
Up 3.00%	6,976	12.7
Up 2.00%	4,800	8.8
Up 1.00%	2,427	4.4
Flat	—	—
Down 0.25%	(878)	(1.6)
Down 0.50%	(2,145)	(3.9)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2017 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	March 31, 2017
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$291,562	$38,090	15.0%
Up 3.00%	291,073	37,601	14.8
Up 2.00%	286,391	32,919	13.0
Up 1.00%	275,402	21,930	8.7
Flat	253,472	—	—
Down 0.25%	243,281	(10,191)	(4.0)
Down 0.50%	232,035	(21,437)	(8.5)

Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  Refer to those disclosures for further information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.
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
No shares of the Company's common stock were repurchased during the three months ended March 31, 2017. Under the share repurchase program, the Company has the remaining authority to repurchase up to 234,915 shares of the Company's common stock as of March 31, 2017.

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2017 and March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 8, 2017	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - May 8, 2017	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 8, 2017	(principal accounting officer)