Form 10-Q
period 2017-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2017-08-04
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
At July 31, 2017, the Company had 8,642,913 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	(Unaudited) June 30, 2017	(*) December 31, 2016
Cash and due from banks	$23,765	$20,268
Interest-bearing deposits in other banks	62,164	32,939

Securities available for sale, at fair value	280,503	346,502
Restricted stock, at cost	5,501	6,224
Loans held for sale	2,379	5,996

Loans, net of unearned income	1,288,693	1,164,821
Less allowance for loan losses	(13,632)	(12,801)
Net loans	1,275,061	1,152,020

Premises and equipment, net	26,265	25,439
Other real estate owned, net of valuation allowance of $248 in 2017 and $134 in 2016	1,686	1,328
Goodwill	43,872	43,872
Core deposit intangibles, net	1,351	1,719
Bank owned life insurance	18,381	18,163
Accrued interest receivable and other assets	23,545	24,168
Total assets	$1,764,473	$1,678,638

Liabilities
Demand deposits -- noninterest bearing	$390,603	$378,600
Demand deposits -- interest bearing	218,714	209,430
Money market deposits	339,106	283,035
Savings deposits	125,237	120,720
Time deposits	389,181	378,855
Total deposits	1,462,841	1,370,640

Short-term borrowings:
Customer repurchase agreements	48,282	39,166
Other short-term borrowings	—	20,000
Long-term borrowings	9,991	9,980
Junior subordinated debt	27,775	27,724
Accrued interest payable and other liabilities	8,531	9,748
Total liabilities	1,557,420	1,477,258

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,642,913 shares outstanding at June 30, 2017 and 8,618,051 shares outstanding at December 31, 2016	8,595	8,578
Capital in excess of par value	75,691	75,076
Retained earnings	123,795	119,600
Accumulated other comprehensive loss, net	(1,028)	(1,874)
Total shareholders' equity	207,053	201,380
Total liabilities and shareholders' equity	$1,764,473	$1,678,638
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and Dividend Income:
Interest and fees on loans	$13,752	$11,642	$26,456	$23,757
Interest and dividends on securities:
Taxable	1,133	1,150	2,287	2,234
Tax-exempt	509	817	1,144	1,640
Dividends	84	93	163	184
Other interest income	125	67	234	125
Total interest and dividend income	15,603	13,769	30,284	27,940
Interest Expense:
Interest on deposits	1,352	1,314	2,552	2,611
Interest on short-term borrowings	14	1	42	2
Interest on long-term borrowings	81	81	161	162
Interest on junior subordinated debt	244	213	483	421
Total interest expense	1,691	1,609	3,238	3,196
Net Interest Income	13,912	12,160	27,046	24,744
Provision for Loan Losses	350	50	650	100
Net Interest Income After Provision for Loan Losses	13,562	12,110	26,396	24,644
Noninterest Income:
Trust fees	908	961	1,820	1,891
Service charges on deposit accounts	501	514	985	1,006
Other fees and commissions	733	656	1,445	1,328
Mortgage banking income	462	365	991	657
Securities gains, net	331	222	590	588
Brokerage fees	192	223	384	427
Income from Small Business Investment Companies	6	72	32	238
Other	215	354	372	529
Total noninterest income	3,348	3,367	6,619	6,664
Noninterest Expense:
Salaries	4,733	4,031	9,532	8,246
Employee benefits	1,130	1,055	2,313	2,169
Occupancy and equipment	1,148	1,059	2,216	2,158
FDIC assessment	134	193	263	381
Bank franchise tax	263	256	519	512
Core deposit intangible amortization	203	288	368	576
Data processing	502	459	989	903
Software	271	274	550	571
Other real estate owned, net	68	76	111	209
Other	2,259	1,965	4,291	3,849
Total noninterest expense	10,711	9,656	21,152	19,574
Income Before Income Taxes	6,199	5,821	11,863	11,734
Income Taxes	1,920	1,733	3,521	3,518
Net Income	$4,279	$4,088	$8,342	$8,216

Net Income Per Common Share:
Basic	$0.50	$0.47	$0.97	$0.95
Diluted	$0.49	$0.47	$0.96	$0.95
Average Common Shares Outstanding:
Basic	8,640,648	8,610,156	8,636,954	8,610,998
Diluted	8,659,165	8,619,833	8,655,173	8,616,873
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2017	2016
Net income	$4,279	$4,088

Other comprehensive income:

Unrealized gains on securities available for sale	879	583
Tax effect	(307)	(204)

Reclassification adjustment for gains on sales of securities	(331)	(222)
Tax effect	116	78

Other comprehensive income	357	235

Comprehensive income	$4,636	$4,323
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2017	2016
Net income	$8,342	$8,216

Other comprehensive income:

Unrealized gains on securities available for sale	1,890	2,805
Tax effect	(661)	(982)

Reclassification adjustment for gains on sales of securities	(590)	(588)
Tax effect	207	206

Other comprehensive income	846	1,441

Comprehensive income	$9,188	$9,657
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	8,216	—	8,216

Other comprehensive income	—	—	—	1,441	1,441

Stock repurchased (47,976 shares)	(48)	(1,155)	—	—	(1,203)

Stock options exercised (4,134 shares)	4	97	—	—	101

Vesting of restricted stock (3,046 shares)	3	(3)	—	—	—

Equity based compensation (30,995 shares)	8	439	—	—	447

Cash dividends paid, $0.48 per share	—	—	(4,133)	—	(4,133)

Balance, June 30, 2016	$8,572	$74,753	$115,648	$3,731	$202,704

Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	8,342	—	8,342

Other comprehensive income	—	—	—	846	846

Stock options exercised (3,300 shares)	3	70	—	—	73

Vesting of restricted stock (6,468 shares)	7	(7)	—	—	—

Equity based compensation (21,562 shares)	7	552	—	—	559

Cash dividends paid, $0.48 per share	—	—	(4,147)	—	(4,147)

Balance, June 30, 2017	$8,595	$75,691	$123,795	$(1,028)	$207,053
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$8,342	$8,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	100
Depreciation	913	949
Net accretion of acquisition accounting adjustments	(1,029)	(1,353)
Core deposit intangible amortization	368	576
Net amortization of securities	996	1,356
Net gains on sale or call of securities	(590)	(588)
Gain on sale of loans held for sale	(774)	(514)
Proceeds from sales of loans held for sale	43,421	30,465
Originations of loans held for sale	(39,030)	(31,377)
Net loss on other real estate owned	3	64
Valuation allowance on other real estate owned	74	76
Net loss on sale of premises and equipment	—	8
Equity based compensation expense	559	447
Earnings on bank owned life insurance	(218)	(227)
Deferred income tax expense (benefit)	1,138	(1,763)
Net change in interest receivable	263	(858)
Net change in other assets	(1,232)	151
Net change in interest payable	(13)	13
Net change in other liabilities	(1,204)	625
Net cash provided by operating activities	12,637	6,366

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	55,403	9,317
Proceeds from maturities, calls and paydowns of securities available for sale	26,075	63,183
Purchases of securities available for sale	(14,585)	(93,501)
Net change in restricted stock	723	(50)
Net increase in loans	(123,113)	(51,143)
Proceeds from sale of premises and equipment	—	1
Purchases of premises and equipment	(1,739)	(269)
Proceeds from sales of other real estate owned	78	852
Net cash used in investing activities	(57,158)	(71,610)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	81,875	29,697
Net change in time deposits	10,326	6,028
Net change in customer repurchase agreements	9,116	12,758
Net change in other short-term borrowings	(20,000)	—
Common stock dividends paid	(4,147)	(4,133)
Repurchase of common stock	—	(1,203)
Proceeds from exercise of stock options	73	101
Net cash provided by financing activities	77,243	43,248

Net Increase (Decrease) in Cash and Cash Equivalents	32,722	(21,996)

Cash and Cash Equivalents at Beginning of Period	53,207	95,337

Cash and Cash Equivalents at End of Period	$85,929	$73,341
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
Adoption of New Accounting Standard
During the first quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employer Share- Based Payment Accounting." This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the results for the second quarter and first six months of 2016 include only the excess tax (expense) benefits attributable to the second quarter and first six months of 2016 in the amount of $2,000 and $50,000, respectively.
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.
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
During January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
During May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.
Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$93,406	$23	$1,737	$91,692
Mortgage-backed and CMOs	79,334	423	689	79,068
State and municipal	97,297	2,167	259	99,205
Corporate	8,108	212	5	8,315
Equity securities	1,288	935	—	2,223
Total securities available for sale	$279,433	$3,760	$2,690	$280,503

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$106,379	$62	$2,387	$104,054
Mortgage-backed and CMOs	79,917	514	938	79,493
State and municipal	145,757	2,540	782	147,515
Corporate	13,392	123	23	13,492
Equity securities	1,288	660	—	1,948
Total securities available for sale	$346,733	$3,899	$4,130	$346,502

Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.5% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
FRB stock	$3,573	$3,559
FHLB stock	1,928	2,665
Total restricted stock	$5,501	$6,224
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$83,671	$1,737	$83,671	$1,737	$—	$—
Mortgage-backed and CMOs	60,908	689	59,334	660	1,574	29
State and municipal	14,541	259	13,480	237	1,061	22
Corporate	1,553	5	1,553	5	—	—
Total	$160,673	$2,690	$158,038	$2,639	$2,635	$51
Federal agencies and GSEs: The unrealized losses on the Company's investment in 21 government sponsored entities ("GSE") securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.
Mortgage-backed securities: The unrealized losses on the Company's investment in 38 GSE mortgage-backed securities were caused by interest rate increases. Four of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.
Collateralized Mortgage Obligations: The unrealized losses associated with two private GSE collateralized mortgage obligations ("CMO") were due to normal market fluctuations. One of these securities had been in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

State and municipal securities:  The unrealized losses on 21 state and municipal securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2017, and no impairment has been recognized.
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
Other-Than-Temporary-Impaired Securities
As of June 30, 2017 and December 31, 2016, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Realized gains (losses):
Gross realized gains	$341	$605
Gross realized losses	(10)	(15)
Net realized gains	$331	$590
Proceeds from sales of securities	$13,884	$55,403

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Realized gains (losses):
Gross realized gains	$222	$593
Gross realized losses	—	(5)
Net realized gains	$222	$588
Proceeds from sales of securities	$3,146	$9,317

Note 3 – Loans
Loans, excluding loans held for sale, at June 30, 2017 and December 31, 2016, were comprised of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial	$236,418	$208,717
Commercial real estate:
Construction and land development	132,322	114,258
Commercial real estate	590,093	510,960
Residential real estate:
Residential	211,305	215,104
Home equity	113,580	110,751
Consumer	4,975	5,031
Total loans	$1,288,693	$1,164,821
Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Outstanding principal balance	$91,983	$104,172
Carrying amount	85,283	96,487
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Outstanding principal balance	$32,206	$34,378
Carrying amount	27,040	28,669
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the six months ended June 30, 2017 and the year ended December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Balance at January 1	$6,103	$7,299
Accretion	(1,460)	(3,232)
Reclassification from nonaccretable difference	374	2,197
Other changes, net*	717	(161)
	$5,734	$6,103
*This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the quarter.

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$67	$109	$140	$25	$341	$236,077	$236,418
Commercial real estate:
Construction and land development	249	—	241	61	551	131,771	132,322
Commercial real estate	426	—	278	811	1,515	588,578	590,093
Residential:
Residential	942	132	952	1,012	3,038	208,267	211,305
Home equity	71	8	—	201	280	113,300	113,580
Consumer	21	7	—	7	35	4,940	4,975
Total	$1,776	$256	$1,611	$2,117	$5,760	$1,282,933	$1,288,693
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$50	$—	$—	$19	$69	$208,648	$208,717
Commercial real estate:
Construction and land development	60	12	—	64	136	114,122	114,258
Commercial real estate	—	127	339	773	1,239	509,721	510,960
Residential:
Residential	1,280	117	248	1,802	3,447	211,657	215,104
Home equity	229	—	—	289	518	110,233	110,751
Consumer	6	5	—	18	29	5,002	5,031
Total	$1,625	$261	$587	$2,965	$5,438	$1,159,383	$1,164,821

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$18	$17	$—	$17	$1
Commercial real estate:
Construction and land development	71	71	—	155	4
Commercial real estate	1,067	1,064	—	1,305	38
Residential:
Residential	443	446	—	378	17
Home equity	145	145	—	131	5
Consumer	7	7	—	9	—
	$1,751	$1,750	$—	$1,995	$65
With a related allowance recorded:
Commercial	78	77	5	78	2
Commercial real estate:
Construction and land development*	61	62	—	213	—
Commercial real estate*	95	95	—	224	—
Residential
Residential	1,086	1,085	9	1,498	17
Home equity	222	220	1	320	1
Consumer*	7	7	—	13	—
	$1,549	$1,546	$15	$2,346	$20
Total:
Commercial	$96	$94	$5	$95	$3
Commercial real estate:
Construction and land development	132	133	—	368	4
Commercial real estate	1,162	1,159	—	1,529	38
Residential:
Residential	1,529	1,531	9	1,876	34
Home equity	367	365	1	451	6
Consumer	14	14	—	22	—
	$3,300	$3,296	$15	$4,341	$85
*Allowance is reported as zero in the table due to presentation in thousands and rounding.
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans where unearned costs exceed unearned fees.

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
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans where unearned costs exceed unearned fees.

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2017 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended June 30, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$5	$5
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	1	36	36
Residential real estate	—	—	—
Consumer	—	—	—
Total	2	$41	$41

	Loans Modified as a TDR for the
	Six Months Ended June 30, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	3	$73	$73
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	2	57	57
Residential real estate	—	—	—
Consumer	—	—	—
Total	5	$130	$130
The following tables show the detail of loans modified as TDRs during the three and six months ended June 30, 2016 included in the impaired loan balances (dollars in thousands):

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
During the three and six months ended June 30, 2017 and 2016, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $1,127,000 in residential real estate loans in the process of foreclosure at June 30, 2017 and $928,000 and $653,000 in residential OREO at June 30, 2017 and December 31, 2016, respectively.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$235,653	$128,538	$580,241	$198,350	$111,640
Special Mention	367	2,072	4,126	8,771	1,339
Substandard	398	1,712	5,726	4,184	601
Doubtful	—	—	—	—	—
Total	$236,418	$132,322	$590,093	$211,305	$113,580
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$4,965
Nonperforming	10
Total	$4,975

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$208,098	$112,729	$501,081	$199,278	$108,799
Special Mention	592	902	4,859	10,600	1,257
Substandard	27	627	5,020	5,226	695
Doubtful	—	—	—	—	—
Total	$208,717	$114,258	$510,960	$215,104	$110,751
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,003
Nonperforming	28
Total	$5,031

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

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Six Months Ended June 30, 2016
Allowance for Loan Losses
Balance, beginning of period	$12,801	$12,601	$12,601
Provision for loan losses	650	250	100
Charge-offs	(134)	(326)	(158)
Recoveries	315	276	131
Balance, end of period	$13,632	$12,801	$12,674

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$203	$184	$184
Provision for unfunded commitments	4	19	12
Charge-offs	—	—	—
Balance, end of period	$207	$203	$196
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2016:	$2,095	$7,355	$3,303	$48	$12,801
Provision for loan losses	77	754	(203)	22	650
Charge-offs	(23)	(1)	(24)	(86)	(134)
Recoveries	212	15	22	66	315
Balance at June 30, 2017:	$2,361	$8,123	$3,098	$50	$13,632

Balance at June 30, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$5	$—	$10	$—	$15
Collectively evaluated for impairment	2,295	8,035	2,832	50	13,212
Acquired impaired loans	61	88	256	—	405
Total	$2,361	$8,123	$3,098	$50	$13,632

Loans
Individually evaluated for impairment	$96	$1,294	$1,896	$14	$3,300
Collectively evaluated for impairment	235,899	707,480	310,028	4,946	1,258,353
Acquired impaired loans	423	13,641	12,961	15	27,040
Total	$236,418	$722,415	$324,885	$4,975	$1,288,693

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
Note 5 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2017.
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

The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2017, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2016	$43,872	$1,719
Additions	—	—
Amortization	—	(368)
Impairment	—	—
Balance at June 30, 2017	$43,872	$1,351
Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016

Customer repurchase agreements	$48,282	$39,166
Other short-term borrowings	—	20,000
	$48,282	$59,166
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2017, $467,616,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017			December 31, 2016
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,991	2.98%	November 30, 2017	$9,980	2.98%
The advance due in November 2017 is net of a fair value discount of $9,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2017, the Bank's public deposits totaled $228,523,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2017, the Company had $190,700,000 in letters of credit with the FHLB outstanding, as well as $67,990,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					June 30, 2017	December 31, 2016
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,294	4,265

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,862	2,840

					$27,775	$27,724
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,608,000 and $1,659,000 at June 30, 2017 and December 31, 2016, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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

A summary of stock option transactions for the six months ended June 30, 2017 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	58,411	$24.37
Acquired in acquisition	—	—
Granted	—	—
Exercised	(3,300)	21.97
Forfeited	(578)	23.33
Expired	(1,320)	41.67
Outstanding at June 30, 2017	53,213	$24.10	1.28 years	$684
Exercisable at June 30, 2017	53,213	$24.10	1.28 years	$684
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of June 30, 2017, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted in 2016 and 2017 cliff vests at the end of a 36 month period beginning on the date of the grant. The remainder vests a third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2017 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2016	50,822	$23.21
Granted	14,453	34.74
Vested	(17,126)	24.21
Forfeited	—	—
Nonvested at June 30, 2017	48,149	$26.32
As of June 30, 2017 and December 31, 2016, there was $765,000 and $568,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.54 years.  The share based compensation expense for nonvested restricted stock was $304,000 and $153,000 during the first six months of 2017 and 2016, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (a) $5,800 in cash or (b) shares of immediately vested, but restricted stock with a market value of $6,250. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2017, all 12 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 7,109 and 7,451 shares and recognized share based compensation expense of $255,000 and $198,000 during the first six months of 2017 and 2016, respectively.

Note 10 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,640,648	$0.50	8,610,156	$0.47
Effect of dilutive securities - stock options	18,517	(0.01)	9,677	—
Diluted earnings per share	8,659,165	$0.49	8,619,833	$0.47

	Six Months Ended June 30,
	2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,636,954	$0.97	8,610,998	$0.95
Effect of dilutive securities - stock options	18,219	(0.01)	5,875	—
Diluted earnings per share	8,655,173	$0.96	8,616,873	$0.95
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the six month periods ended June 30, 2017 and 2016 because their effects were anti-dilutive, averaged 660 and 30,571 shares, respectively.
Note 11 – Employee Benefit Plans
The following information for the six months ended June 30, 2017 and 2016 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,
	2017	2016
Service cost	$—	$—
Interest cost	118	134
Expected return on plan assets	(177)	(192)
Recognized loss due to settlement	70	114
Recognized net actuarial loss	109	—

Net periodic cost	$120	$56

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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2017 or December 31, 2016.

The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2017 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$91,692	$—	$91,692	$—
Mortgage-backed and CMOs	79,068	—	79,068	—
State and municipal	99,205	—	99,205	—
Corporate	8,315	—	8,315	—
Equity securities	2,223	—	2,223	—
Total	$280,503	$—	$280,503	$—

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,054	$—	$104,054	$—
Mortgage-backed and CMOs	79,493	—	79,493	—
State and municipal	147,515	—	147,515	—
Corporate	13,492	—	13,492	—
Equity securities	1,948	—	1,498	—
Total	$346,502	$—	$346,052	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2017 or the year ended December 31, 2016. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2017 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,379	$—	$2,379	$—
Impaired loans, net of valuation allowance	1,534	—	—	1,534
Other real estate owned, net	1,686	—	—	1,686

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$5,996	$—	$5,996	$—
Impaired loans, net of valuation allowance	2,151	—	—	2,151
Other real estate owned, net	1,328	—	—	1,328
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at June 30, 2017

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	8%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and estimated fair values of the Company's financial instruments at June 30, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$85,929	$85,929	$—	$—	$85,929
Securities available for sale	280,503	—	280,503	—	280,503
Restricted stock	5,501	—	5,501	—	5,501
Loans held for sale	2,379	—	2,379	—	2,379
Loans, net of allowance	1,275,061	—	—	1,276,921	1,276,921
Bank owned life insurance	18,381	—	18,381	—	18,381
Accrued interest receivable	4,820	—	4,820	—	4,820

Financial Liabilities:
Deposits	$1,462,841	$—	$1,073,660	$385,502	$1,459,162
Repurchase agreements	48,282	—	48,282	—	48,282
Long-term borrowings	9,991	—	—	10,052	10,052
Junior subordinated debt	27,775	—	—	27,403	27,403
Accrued interest payable	611	—	611	—	611

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$53,207	$53,207	$—	$—	$53,207
Securities available for sale	346,502	—	346,502	—	346,502
Restricted stock	6,224	—	6,224	—	6,224
Loans held for sale	5,996	—	5,996	—	5,996
Loans, net of allowance	1,152,020	—	—	1,136,961	1,136,961
Bank owned life insurance	18,163	—	18,163	—	18,163
Accrued interest receivable	5,083	—	5,083	—	5,083

Financial Liabilities:
Deposits	$1,370,640	$—	$991,785	$374,774	$1,366,559
Repurchase agreements	39,166	—	39,166	—	39,166
Other short-term borrowings	20,000	—	20,000	—	20,000
Long-term borrowings	9,980	—	—	10,156	10,156
Junior subordinated debt	27,724	—	—	24,932	24,932
Accrued interest payable	623	—	623	—	623
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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2017 and December 31, 2016, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three and six months ended June 30, 2017 and 2016 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$15,518	$—	$85	$—	$15,603
Interest expense	1,447	—	244	—	1,691
Noninterest income	2,242	1,100	6	—	3,348
Income (loss) before income taxes	6,129	518	(448)	—	6,199
Net income (loss)	4,217	358	(296)	—	4,279
Depreciation and amortization	669	3	—	—	672
Total assets	1,755,185	—	234,913	(225,625)	1,764,473
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,071	5	—	—	1,076

	Three Months Ended June 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$13,754	$—	$15	$—	$13,769
Interest expense	1,396	—	213	—	1,609
Noninterest income	2,177	1,184	6	—	3,367
Income (loss) before income taxes	5,566	679	(424)	—	5,821
Net income (loss)	3,891	477	(280)	—	4,088
Depreciation and amortization	759	3	—	—	762
Total assets	1,597,722	—	230,456	(226,527)	1,601,651
Goodwill	43,872	—	—	—	43,872
Capital expenditures	120	—	—	—	120

	Six Months Ended June 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$30,114	$—	$170	$—	$30,284
Interest expense	2,755	—	483	—	3,238
Noninterest income	4,403	2,204	12	—	6,619
Income (loss) before income taxes	11,586	1,059	(782)	—	11,863
Net income (loss)	8,113	746	(517)	—	8,342
Depreciation and amortization	1,275	6	—	—	1,281
Total assets	1,755,185	—	234,913	(225,625)	1,764,473
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,728	11	—	—	1,739

	Six Months Ended June 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$27,910	$—	$30	$—	$27,940
Interest expense	2,775	—	421	—	3,196
Noninterest income	4,335	2,318	11	—	6,664
Income (loss) before income taxes	11,182	1,334	(782)	—	11,734
Net income (loss)	7,798	934	(516)	—	8,216
Depreciation and amortization	1,519	6	—	—	1,525
Total assets	1,597,722	—	230,456	(226,527)	1,601,651
Goodwill	43,872	—	—	—	43,872
Capital expenditures	269	—	—	—	269

Note 14 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$23,765	$21,625
Interest-bearing deposits in other banks	62,164	51,716
Cash and Cash Equivalents	$85,929	$73,341

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$3,250	$3,183
Income taxes	3,707	3,397
Noncash investing and financing activities:
Transfer of loans to other real estate owned	513	97
Unrealized gains on securities available for sale	1,300	2,217
Note 15 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and six months ended June 30, 2017 and 2016 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2016	$5,328	$(1,832)	$3,496

Net unrealized gains on securities available for sale, net of tax, $204	379	—	379

Reclassification adjustment for realized gains on securities, net of tax, $(78)	(144)	—	(144)

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

Balance at March 31, 2017	$339	$(1,724)	$(1,385)

Net unrealized gains on securities available for sale, net of tax, $307	572	—	572

Reclassification adjustment for realized gains on securities, net of tax, $(116)	(215)	—	(215)

Balance at June 30, 2017	$696	$(1,724)	$(1,028)

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized gains on securities available for sale, net of tax, $982	1,823	—	1,823

Reclassification adjustment for realized gains on securities, net of tax, $(206)	(382)	—	(382)

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

Balance at December 31, 2016	$(150)	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $661	1,229	—	1,229

Reclassification adjustment for gains on sales of securities, net of tax, $(207)	(383)	—	(383)

Balance at June 30, 2017	$696	$(1,724)	$(1,028)
Reclassifications Out of Accumulated Other Comprehensive Income
For the three and six months ended June 30, 2017 and 2016
(dollars in thousands)

For the Three Months Ended June 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$331	Securities gains, net
	(116)	Income taxes
Total reclassifications	$215	Net of tax

For the Three Months Ended June 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$222	Securities gains, net
	(78)	Income taxes
Total reclassifications	$144	Net of tax

For the Six Months Ended June 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$590	Securities gains, net
	(207)	Income taxes
Total reclassifications	$383	Net of tax

For the Six Months Ended June 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$588	Securities gains, net
	(206)	Income taxes
Total reclassifications	$382	Net of tax
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

•	Businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards;

•	The ability to retain key personnel;

•	The failure of assumptions underlying the allowance for loan losses; and

•	Risks associated with mergers and acquisitions and other expansion activities.
Reclassification
In certain circumstances, reclassifications have been made to prior period information to conform to the 2017 presentation.  There were no material reclassifications.

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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the six months ended June 30, 2017 or 2016.
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
Deferred Tax Assets and Liabilities
The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized.  "More likely than not" is defined as greater than a 50% chance. Management considers all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed.

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
Unfunded Pension Liability
The Company previously maintained a non-contributory, defined benefit pension plan for eligible full-time employees as specified by the plan. The Company froze its pension plan to new participants and converted its pension plan to a cash balance plan effective December 31, 2009. Plan assets, which consist primarily of mutual funds invested in marketable equity securities and corporate and government fixed income securities, are valued using market quotations. The Company's actuary determines plan obligations and annual pension expense using a number of key assumptions. Key assumptions may include the discount rate, the interest crediting rate, the estimated future return on plan assets and the anticipated rate of future salary increases. Changes in these assumptions in the future, if any, or in the method under which benefits are calculated may impact pension assets, liabilities or expense.
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
STRATEGIC EVENT
The Company announced in September 2016 its plan to form a de novo branch in each of Roanoke, Virginia, and Winston-Salem, North Carolina. Current staffing for Roanoke includes 16 full-time equivalent employees, of which eight are lenders. Current staffing for Winston-Salem includes six full-time equivalent employees, of which three are lenders. The operations of these new branches impacted earning assets, deposits and operating results for the first and second quarters of 2017.
It is expected that the de novo efforts will have a continued material and positive impact to the Company's balance sheet and earnings, however, at a somewhat reduced pace over the next several quarters.

RESULTS OF OPERATIONS
Earnings Performance
Three months ended June 30, 2017 and 2016
For the quarter ended June 30, 2017, the Company reported net income of $4,279,000 compared to $4,088,000 for the comparable quarter in 2016. The $191,000 or 4.7% increase was driven primarily by growth in loans.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended June 30,	2017	2016	$ Change	% Change
Interest income	$15,603	$13,769	$1,834	13.3%
Interest expense	(1,691)	(1,609)	(82)	5.1
Net interest income	13,912	12,160	1,752	14.4
Provision for loan losses	(350)	(50)	(300)	600.0
Noninterest income	3,348	3,367	(19)	(0.6)
Noninterest expense	(10,711)	(9,656)	(1,055)	10.9
Income tax expense	(1,920)	(1,733)	(187)	10.8

Net income	$4,279	$4,088	$191	4.7
Six months ended June 30, 2017 and 2016
For the six month period ended June 30, 2017, the Company reported net income of $8,342,000 compared to $8,216,000 for the comparable period in 2016. The $126,000 or 1.5% increase was driven primarily by growth in loans.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Six Months Ended June 30,	2017	2016	$ Change	% Change
Interest income	$30,284	$27,940	$2,344	8.4%
Interest expense	(3,238)	(3,196)	(42)	1.3
Net interest income	27,046	24,744	2,302	9.3
Provision for loan losses	(650)	(100)	(550)	550.0
Noninterest income	6,619	6,664	(45)	(0.7)
Noninterest expense	(21,152)	(19,574)	(1,578)	8.1
Income tax expense	(3,521)	(3,518)	(3)	0.1

Net income	$8,342	$8,216	$126	1.5
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

Three months ended June 30, 2017 and 2016
Net interest income on a taxable equivalent basis increased $1,611,000 or 12.7%, for the second quarter of 2017 compared to the same quarter of 2016.  The increase was primarily due to increased loan volume in the 2017 quarter compared to the 2016 quarter.
For the second quarter of 2017, the Company's yield on interest-earning assets was 3.96%, compared to 3.89% for the second quarter of 2016.  The cost of interest-bearing liabilities was 0.60% compared to 0.61%, primarily related to a two basis point decrease in the cost of deposits. The interest rate spread was 3.36% compared to 3.28%. The net interest margin, on a fully taxable equivalent basis, was 3.54% compared to 3.45%, an increase of nine basis points (0.09%). The increase in net interest margin was driven by larger volumes in earning assets, fueled by a $62.9 million or 19.5% increase in non-interest bearing deposits, and a slight decrease in the cost of interest bearing liabilities.The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2017 and 2016.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2017	2016	2017	2016	2017	2016
Loans:
Commercial	$229,690	$200,000	$2,241	$1,976	3.91%	3.97%
Real estate	1,026,010	844,914	11,502	9,591	4.48	4.54
Consumer	5,072	5,166	89	140	7.04	10.90
Total loans	1,260,772	1,050,080	13,832	11,707	4.39	4.46

Securities:
Federal agencies and GSEs	96,339	100,205	454	446	1.89	1.78
Mortgage-backed and CMOs	80,003	81,379	412	425	2.06	2.09
State and municipal	104,115	164,788	938	1,472	3.60	3.57
Other securities	15,406	14,692	179	130	4.65	3.54
Total securities	295,863	361,064	1,983	2,473	2.68	2.74

Deposits in other banks	53,497	53,548	125	67	0.94	0.50

Total interest-earning assets	1,610,132	1,464,692	15,940	14,247	3.96	3.89

Non-earning assets	126,554	127,569

Total assets	$1,736,686	$1,592,261

Deposits:
Demand	$219,743	$229,639	11	43	0.02	0.08
Money market	322,737	221,508	342	91	0.43	0.17
Savings	125,134	117,408	9	14	0.03	0.05
Time	380,214	403,830	990	1,166	1.04	1.16
Total deposits	1,047,828	972,385	1,352	1,314	0.52	0.54

Customer repurchase agreements	49,239	47,607	14	1	0.11	0.01
Long-term borrowings	37,748	37,624	325	294	3.44	3.13
Total interest-bearing
liabilities	1,134,815	1,057,616	1,691	1,609	0.60	0.61

Noninterest bearing demand deposits	386,024	323,135
Other liabilities	9,073	9,825
Shareholders' equity	206,774	201,685
Total liabilities and
shareholders' equity	$1,736,686	$1,592,261

Interest rate spread					3.36%	3.28%
Net interest margin					3.54%	3.45%

Net interest income (taxable equivalent basis)			14,249	12,638
Less: Taxable equivalent adjustment			337	478
Net interest income			$13,912	$12,160

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended June 30,
	2017 vs. 2016
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$265	$(25)	$290
Real estate	1,911	(121)	2,032
Consumer	(51)	(48)	(3)
Total loans	2,125	(194)	2,319
Securities:
Federal agencies and GSEs	8	26	(18)
Mortgage-backed and CMOs	(13)	(6)	(7)
State and municipal	(534)	13	(547)
Other securities	49	42	7
Total securities	(490)	75	(565)
Deposits in other banks	58	58	—
Total interest income	1,693	(61)	1,754

Interest expense
Deposits:
Demand	(32)	(30)	(2)
Money market	251	195	56
Savings	(5)	(6)	1
Time	(176)	(110)	(66)
Total deposits	38	49	(11)
Customer repurchase agreements	13	13	—
Long-term borrowings	31	30	1
Total interest expense	82	92	(10)
Net interest income (taxable equivalent basis)	$1,611	$(153)	$1,764
Six months ended June 30, 2017 and 2016
Net interest income on a taxable equivalent basis increased $2,071,000 or 8.1%, for the six months ended June 30, 2017 compared to the same period of 2016.  The increase was primarily due to increased loan volume in the 2017 period compared to the 2016 period.
For the first six months of 2017, the Company's yield on interest-earning assets was 3.90%, compared to 4.01% for the same period of 2016.  The cost of interest-bearing liabilities was 0.58% compared to 0.62%, primarily related to a five basis point decrease in the cost of deposits. The interest rate spread was 3.32% compared to 3.39%. The net interest margin, on a fully taxable equivalent basis, was 3.49% compared to 3.56%, a decrease of seven basis points (0.07%). The decrease in net interest margin was driven by lower yields on earning assets and reduced levels of accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2017 and 2016. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2017	2016	2017	2016	2017	2016
Loans:
Commercial	$224,833	$194,137	$4,294	$3,830	3.85%	3.99%
Real estate	999,484	834,943	22,126	19,681	4.43	4.71
Consumer	5,230	5,336	181	371	6.98	14.06
Total loans	1,229,547	1,034,416	26,601	23,882	4.33	4.63

Securities:
Federal agencies and GSEs	96,651	94,244	896	824	1.85	1.75
Mortgage-backed and CMOs	79,033	78,635	825	825	2.09	2.10
State and municipal	117,681	165,349	2,090	2,964	3.55	3.59
Other securities	16,781	15,810	365	278	4.35	3.52
Total securities	310,146	354,038	4,176	4,891	2.69	2.76

Deposits in other banks	52,702	56,157	234	125	0.90	0.45

Total interest-earning assets	1,592,395	1,444,611	31,011	28,898	3.90	4.01

Non-earning assets	125,915	127,081

Total assets	$1,718,310	$1,571,692

Deposits:
Demand	$217,847	$230,504	21	80	0.02	0.07
Money market	314,235	213,391	583	166	0.37	0.16
Savings	124,694	117,529	19	28	0.03	0.05
Time	377,766	399,904	1,929	2,337	1.03	1.18
Total deposits	1,034,542	961,328	2,552	2,611	0.50	0.55

Customer repurchase agreements	47,184	46,008	15	2	0.06	0.01
Other short-term borrowings	5,884	—	27	—	0.92	—
Long-term borrowings	37,733	37,609	644	583	3.41	3.10
Total interest-bearing
liabilities	1,125,343	1,044,945	3,238	3,196	0.58	0.62

Noninterest bearing demand deposits	378,558	316,699
Other liabilities	9,283	9,443
Shareholders' equity	205,126	200,605
Total liabilities and
shareholders' equity	$1,718,310	$1,571,692

Interest rate spread					3.32%	3.39%
Net interest margin					3.49%	3.56%

Net interest income (taxable equivalent basis)			27,773	25,702
Less: Taxable equivalent adjustment			727	958
Net interest income			$27,046	$24,744

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Six Months Ended June 30,
	2017 vs. 2016
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$464	$(125)	$589
Real estate	2,445	(1,253)	3,698
Consumer	(190)	(183)	(7)
Total loans	2,719	(1,561)	4,280
Securities:
Federal agencies and GSEs	72	51	21
Mortgage-backed and CMOs	—	(4)	4
State and municipal	(874)	(27)	(847)
Other securities	87	69	18
Total securities	(715)	89	(804)
Deposits in other banks	109	117	(8)
Total interest income	2,113	(1,355)	3,468

Interest expense
Deposits:
Demand	(59)	(55)	(4)
Money market	417	311	106
Savings	(9)	(11)	2
Time	(408)	(284)	(124)
Total deposits	(59)	(39)	(20)
Customer repurchase agreements	13	13	—
Other short-term borrowings	27	27	—
Long-term borrowings	61	59	2
Total interest expense	42	60	(18)
Net interest income (taxable equivalent basis)	$2,071	$(1,415)	$3,486

Noninterest Income, three months ended June 30, 2017 and 2016
For the quarter ended June 30, 2017, noninterest income decreased $19,000 or 0.6% compared to the comparable 2016 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$908	$961	$(53)	(5.5)%
Service charges on deposit accounts	501	514	(13)	(2.5)
Other fees and commissions	733	656	77	11.7
Mortgage banking income	462	365	97	26.6
Securities gains, net	331	222	109	49.1
Brokerage fees	192	223	(31)	(13.9)
Income from SBICs	6	72	(66)	(91.7)
Other	215	354	(139)	(39.3)
Total noninterest income	$3,348	$3,367	$(19)	(0.6)
Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased $97,000 in the 2017 quarter compared to the 2016 quarter as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Net securities gains increased $109,000 in the 2017 quarter. Securities sales are used as needed for liquidity purposes and to facilitate asset liability strategy. Income from SBICs reflected a $66,000 decrease compared to the 2016 quarter; this category of income is highly unpredictable. Other income decreased $139,000 compared to the same quarter of 2016 primarily due to additional income from investments in limited partnerships in the 2016 period.
Noninterest Income, six months ended June 30, 2017 and 2016
For the six months ended June 30, 2017, noninterest income decreased $45,000 or 0.7% compared to the comparable 2016 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$1,820	$1,891	$(71)	(3.8)%
Service charges on deposit accounts	985	1,006	(21)	(2.1)
Other fees and commissions	1,445	1,328	117	8.8
Mortgage banking income	991	657	334	50.8
Securities gains, net	590	588	2	0.3
Brokerage fees	384	427	(43)	(10.1)
Income from SBICs	32	238	(206)	(86.6)
Other	372	529	(157)	(29.7)
Total noninterest income	$6,619	$6,664	$(45)	(0.7)
Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased $334,000 in the 2017 period compared to the 2016 period as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Income from SBICs reflected a $206,000 decrease compared to the 2016 period; this category of income is highly unpredictable. Other income decreased $157,000 compared to the same period of 2016 primarily due to additional income from investments in limited partnerships in the 2016 period.

Noninterest Expense, three months ended June 30, 2017 and 2016
For the three months ended June 30, 2017, noninterest expense increased $1,055,000 or 10.9%. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest Expense
Salaries	$4,733	$4,031	$702	17.4%
Employee benefits	1,130	1,055	75	7.1
Occupancy and equipment	1,148	1,059	89	8.4
FDIC assessment	134	193	(59)	(30.6)
Bank franchise tax	263	256	7	2.7
Core deposit intangible amortization	203	288	(85)	(29.5)
Data processing	502	459	43	9.4
Software	271	274	(3)	(1.1)
Other real estate owned, net	68	76	(8)	(10.5)
Other	2,259	1,965	294	15.0
Total noninterest expense	$10,711	$9,656	$1,055	10.9
Salaries expense and employee benefits expense increased in the 2017 quarter as compared to the 2016 quarter as a result of additional compensation expenses related to our entry into two new markets in the fourth quarter of 2016. Full-time equivalent employees at the end of the 2017 quarter were 328, up from 302 at the end of the prior year quarter. The expense for the Federal Deposit Insurance Corporation ("FDIC") assessment decreased in the 2017 quarter as compared to the 2016 quarter due to the reduction in FDIC assessment rates effective the third quarter of 2016. Core deposit intangible amortization decreased in the 2017 quarter compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was an accelerated method and will be fully amortized in 2020. The increase of $294,000 in other expenses over the same quarter of 2016 is primarily due to increased marketing and printing expenses related to the de novo offices and marketing campaigns in 2017.

Noninterest Expense, six months ended June 30, 2017 and 2016
For the six months ended June 30, 2017, noninterest expense increased $1,578,000 or 8.1%. Details of individual accounts are shown in the table below.

	Six months ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest Expense
Salaries	$9,532	$8,246	$1,286	15.6%
Employee benefits	2,313	2,169	144	6.6
Occupancy and equipment	2,216	2,158	58	2.7
FDIC assessment	263	381	(118)	(31.0)
Bank franchise tax	519	512	7	1.4
Core deposit intangible amortization	368	576	(208)	(36.1)
Data processing	989	903	86	9.5
Software	550	571	(21)	(3.7)
Other real estate owned, net	111	209	(98)	(46.9)
Other	4,291	3,849	442	11.5
Total noninterest expense	$21,152	$19,574	$1,578	8.1

Salaries expense and employee benefits expense increased in the 2017 period as compared to the 2016 period as a result of additional compensation expenses related to our entry into two new markets in the fourth quarter of 2016. Full-time equivalent employees at the end of the 2017 period were 328, up from 302 at the end of the prior year quarter. The expense for FDIC assessment decreased in the 2017 period as compared to the 2016 period due to the reduction in FDIC assessment rates effective the third quarter of 2016. Core deposit intangible amortization decreased in the 2017 period compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 was an accelerated method and will be fully amortized in 2020. The decrease of $98,000 in other real estate owned ("OREO") was primarily related to a loss on sale of OREO in the 2016 period. The increase of $442,000 in other expenses compared to the same period of 2016 is primarily due to increased marketing and printing for marketing campaigns and the de novo branch openings in 2017.
Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2017 quarter was 61.76% compared to 60.91% for the 2016 quarter. The Company expects improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Efficiency Ratio
Noninterest expense	$10,711	$9,656
Subtract: gain on sale OREO	(48)	(37)
	$10,663	$9,619

Net interest income	$13,912	$12,160
Tax equivalent adjustment	337	478
Noninterest income	3,348	3,367
Subtract: gain on securities	(331)	(222)
Add: loss on sale of fixed assets	—	8
	$17,266	$15,791

Efficiency ratio	61.76%	60.91%

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

	Three Months Ended June 30,
	2017	2016
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$13,832	$11,707
Interest income - investments and other	2,108	2,540
Interest expense - deposits	(1,352)	(1,314)
Interest expense - customer repurchase agreements	(14)	(1)
Interest expense - long-term borrowings	(325)	(294)
Total net interest income	$14,249	$12,638
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(79)	$(65)
Tax benefit realized on non-taxable interest income - municipal securities	(258)	(413)
GAAP measures	$13,912	$12,160
Income Taxes
The effective tax rate for the second quarter of 2017 was 30.97% compared to 29.77% for the second quarter of 2016. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes in both years. The increase in the effective tax rate is primarily related to a lower level of tax exempt municipal securities volume and income.
The effective tax rate for the first six months of 2017 was 29.68% compared to 29.98% for the same period of 2016. The decrease in the effective rate in the 2017 period compared to the 2016 period was the positive result of a change in accounting for employee stock compensation.

Fair Value Impact to Net Income
The following table presents the impact for the three and six month periods ended June 30, 2017 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

			June 30, 2017
	Income Statement Effect	Premium (Discount) Balance on December 31, 2016	Accretion (Amortization)Three Months Ended	Accretion (Amortization)Six Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(1,976)	$247	$442	$(1,534)
Purchase impaired loans	Income	(5,709)	380	649	(5,060)
FHLB advances	Expense	20	(6)	(11)	9
Junior subordinated debt	Expense	1,659	(26)	(51)	1,608
Net interest income			595	1,029

Non-interest (expense):
Amortization of core deposit intangible	Expense	$1,719	(203)	(368)	$1,351

Change in pretax income			$392	$661
During the second quarter of 2017, the Company received a substantial payoff and a pay-down of two purchased credit impaired loans that resulted in $220,000 in cash-basis accretion income.
The following table presents the impact for the three and six month periods ended June 30, 2016 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			June 30, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Accretion (Amortization)Three Months Ended	Accretion (Amortization)Six Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$216	$473	$(2,588)
Purchase impaired loans	Income	(7,066)	167	942	(6,124)
FHLB Advances	Expense	42	(6)	(11)	31
Junior subordinated debt	Expense	1,761	(25)	(51)	1,710
Net interest income			352	1,353

Non-interest (expense):
Amortization of core deposit intangible	Expense	$2,683	(288)	$(576)	$2,107

Change in pretax income			$64	$777
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

The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three and six month periods indicated (dollars in thousands):

Three Months Ended June 30,	2017			2016

	MC	MS	Total	MC	MS	Total

Net interest income	$413	$182	$595	$178	174	$352
Core deposit amortization	(151)	(52)	(203)	(226)	(62)	(288)
Total pretax income	$262	$130	$392	$(48)	112	$64

Six Months Ended June 30,	2017			2016

	MC	MS	Total	MC	MS	Total

Net interest income	$615	$414	$1,029	$868	485	$1,353
Core deposit amortization	(264)	(104)	(368)	(452)	(124)	(576)
Total pretax income	$351	$310	$661	$416	361	$777
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
The available for sale securities portfolio was $280,503,000 at June 30, 2017, compared to $346,502,000 at December 31, 2016, a decrease of $65,999,000 or 19.05%. At June 30, 2017, the available for sale portfolio had an amortized cost of $279,433,000 resulting in a net unrealized gain of $1,070,000.  At December 31, 2016, the available for sale portfolio had an amortized cost of $346,733,000, resulting in a net unrealized loss of $231,000.
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration. The Company is aware that possible changes in corporate tax rates could have a negative impact on its municipal portfolio valuation.
The Company has experienced relatively high growth rates for earning assets and somewhat less growth on deposits. Consequently, management has elected to selectively reduce portions of its securities portfolio in an effort to mitigate actual and anticipated liquidity challenges. During the first two quarters of 2017, the Company sold $53.9 million in par value bonds and realized a net gain of $590,000. This compares to the first half of 2016, when the Company sold $8.8 million in par value bonds and realized a net gain of $588,000.
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
Total loans were $1,288,693,000 at June 30, 2017, compared to $1,164,821,000 at December 31, 2016, an increase of $123,872,000 or 10.63%. The increase is the result of organic growth and the de novo branch start-ups in Roanoke, Virginia and Winston-Salem, North Carolina.
Loans held for sale totaled $2,379,000 at June 30, 2017 and $5,996,000 at December 31, 2016. Loan production volume was $39,030,000 for the six month period ending June 30, 2017 and $78,330,000 for the year ended December 31, 2016. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial	$236,418	$208,717
Commercial real estate:
Construction and land development	132,322	114,258
Commercial real estate	590,093	510,960
Residential real estate:
Residential	211,305	215,104
Home equity	113,580	110,751
Consumer	4,975	5,031
Total loans	$1,288,693	$1,164,821

Provision for Loan Losses
Provision for loan losses was $650,000 for the six month period ended June 30, 2017, compared to $100,000 for the same period ended June 30, 2016. The additional provision in the six month period ended June 30, 2017 resulted primarily from increased loan volume. The increase was mitigated by continued strong asset quality metrics and improving local and national economic indicators.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At June 30, 2017, the ALLL was $13,632,000 compared to $12,801,000 at December 31, 2016. The ALLL as a percentage of total loans was 1.06% and 1.10%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.10% at June 30, 2017, compared to 1.17% at December 31, 2016. On a dollar basis, the reserve was $13,212,000 at June 30, 2017, compared to $12,429,000 at December 31, 2016. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 0.45% at June 30, 2017, compared to 0.47% at December 31, 2016. On a dollar basis, the reserve was $15,000 at June 30, 2017, compared to $23,000 at December 31, 2016. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net

$1,544,000 over December 31, 2016. Newly evaluated impaired loans did not have a significant impact on the overall impairment allowance.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $405,000 at June 30, 2017 compared to $349,000 at December 31, 2016. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$12,801	$12,601

Charge-offs:
Construction and land development	1	—
Commercial real estate	—	10
Residential real estate	11	21
Home equity	13	66
Total real estate	25	97
Commercial and industrial	23	40
Consumer	86	189
Total charge-offs	134	326

Recoveries:
Construction and land development	5	11
Commercial real estate	10	21
Residential real estate	15	53
Home equity	7	15
Total real estate	37	100
Commercial and industrial	212	40
Consumer	66	136
Total recoveries	315	276

Net charge-offs (recoveries)	(181)	50
Provision for loan losses	650	250
Balance at end of period	$13,632	$12,801

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2017	December 31, 2016
Allowance to loans	1.06%	1.10%
ASC 450 (FAS 5) ALLL	1.10	1.17
Net charge-offs (recoveries) to allowance (1)	(2.66)	0.39
Net charge-offs (recoveries) to average loans (1)	(0.03)	0.00
Nonperforming assets to total assets	0.31	0.29
Nonperforming loans to loans	0.29	0.30
Provision to net charge-offs (recoveries) (1)	(359.12)	500.00
Provision to average loans (1)	0.11	0.02
Allowance to nonperforming loans	365.67	360.39
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.29% at June 30, 2017 and 0.30% at December 31, 2016.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.31% of total assets at June 30, 2017, up from 0.29% at December 31, 2016.  This increase was related primarily to the increases in OREO and acquired impaired loans over 90 days past due and accruing.
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

The following table presents the Company's nonperforming assets as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Nonperforming Assets
	June 30, 2017	December 31, 2016
Nonaccrual loans:
Real estate	$2,085	$2,928
Commercial	25	19
Consumer	7	18
Total nonaccrual loans	2,117	2,965

Loans past due 90 days and accruing interest:
Real estate	1,471	587
Commercial	140	—
Total past due 90 days and accruing interest	1,611	587

Total nonperforming loans	3,728	3,552

Other real estate owned	1,686	1,328

Total nonperforming assets	$5,414	$4,880
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Impaired Loans
	June 30, 2017	December 31, 2016
Accruing	$1,183	$2,059
Nonaccruing	2,117	2,785
Total impaired loans	$3,300	$4,844
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There was $1,798,000 in TDRs at June 30, 2017 compared to $2,670,000 at December 31, 2016. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $1,686,000 and $1,328,000 as of June 30, 2017 and December 31, 2016, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2017 and December 31, 2016 (dollars in thousands):

Other Real Estate Owned
	June 30, 2017	December 31, 2016
Construction and land development	$139	$139
1-4 family residential	928	653
Commercial real estate	619	536
	$1,686	$1,328
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,462,841,000 at June 30, 2017 compared to $1,370,640,000 at December 31, 2016, an increase of $92,201,000 or 6.73%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The continuing challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2017 was 0.52%, down from 0.54% for the second quarter of 2016.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $207,053,000 at June 30, 2017 compared to $201,380,000 at December 31, 2016, an increase of $5,673,000 or 2.82%.
The Company paid cash dividends of $0.48 per share during the first six months of 2017 while the aggregate basic earnings per share for the same period was $.97 and diluted earnings per share for the same period was $0.96 per share.
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

The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2017 and December 31, 2016. Management believes, as of June 30, 2017, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2017		Percentage At December 31, 2016
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.19%	12.16%	11.77%	12.92%
Tier 1 capital ratio	13.10	12.16	13.83	12.92
Total capital ratio	14.08	13.12	14.81	13.89

Leverage Capital Ratio:

Tier 1 leverage ratio	11.29	10.48	11.67	10.88
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
In the six month period ended June 30, 2017, the Company did not repurchase any shares. During the same period in 2016, the Company repurchased 47,976 shares at an average cost of $25.07 per share, for a total cost of $1,203,000.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At June 30, 2017, principal advance obligations to the FHLB, net of acquisition related fair value adjustments, consisted of $9,991,000 in fixed-rate, long-term advances compared to $9,980,000 in fixed-rate, long-term advances at December 31, 2016.  The Company also had outstanding $190,700,000 in letters of credit at June 30, 2017 compared to $130,700,000 at December 31, 2016. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2017 and December 31, 2016, were $26,742,000 and $23,445,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at June 30, 2017 and at December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commitments to extend credit	$345,636	$345,803
Standby letters of credit	11,975	4,088
Mortgage loan rate-lock commitments	23,017	12,839
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2017 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2017 and into 2018.

Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2017 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	June 30, 2017
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$9,707	17.2%
Up 3.00%	7,553	13.4
Up 2.00%	5,276	9.3
Up 1.00%	2,733	4.8
Flat	—	—
Down 0.25%	(873)	(1.5)
Down 0.50%	(2,138)	(3.8)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2017 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	June 30, 2017
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$289,089	$44,969	18.4%
Up 3.00%	287,529	43,409	17.8
Up 2.00%	281,545	37,425	15.3
Up 1.00%	268,454	24,334	10.0
Flat	244,120	—	—
Down 0.25%	233,555	(10,565)	(4.3)
Down 0.50%	222,267	(21,853)	(9.0)
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
No shares of the Company's common stock were repurchased during the three months ended June 30, 2017. Under the share repurchase program, the Company has the remaining authority to repurchase up to 234,915 shares of the Company's common stock as of June 30, 2017.

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2017 and June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 4, 2017	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - August 4, 2017	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 4, 2017	(principal accounting officer)