Form 10-Q
period 2017-09-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2017-11-06
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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
At October 30, 2017, the Company had 8,647,345 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

Assets	(Unaudited) September 30, 2017	(*) December 31, 2016
Cash and due from banks	$26,949	$20,268
Interest-bearing deposits in other banks	76,271	32,939

Securities available for sale, at fair value	272,205	346,502
Restricted stock, at cost	5,509	6,224
Loans held for sale	3,386	5,996

Loans, net of unearned income	1,295,154	1,164,821
Less allowance for loan losses	(13,858)	(12,801)
Net loans	1,281,296	1,152,020

Premises and equipment, net	25,923	25,439
Other real estate owned, net of valuation allowance of $196 in 2017 and $192 in 2016	2,101	1,328
Goodwill	43,872	43,872
Core deposit intangibles, net	1,271	1,719
Bank owned life insurance	18,491	18,163
Accrued interest receivable and other assets	23,267	24,168
Total assets	$1,780,541	$1,678,638

Liabilities
Demand deposits -- noninterest bearing	$402,100	$378,600
Demand deposits -- interest bearing	225,279	209,430
Money market deposits	336,752	283,035
Savings deposits	124,025	120,720
Time deposits	392,049	378,855
Total deposits	1,480,205	1,370,640

Short-term borrowings:
Customer repurchase agreements	43,240	39,166
Other short-term borrowings	—	20,000
Long-term borrowings	9,996	9,980
Junior subordinated debt	27,800	27,724
Accrued interest payable and other liabilities	9,086	9,748
Total liabilities	1,570,327	1,477,258

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,647,345 shares outstanding at September 30, 2017 and 8,618,051 shares outstanding at December 31, 2016	8,600	8,578
Capital in excess of par value	75,943	75,076
Retained earnings	126,507	119,600
Accumulated other comprehensive loss, net	(836)	(1,874)
Total shareholders' equity	210,214	201,380
Total liabilities and shareholders' equity	$1,780,541	$1,678,638
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and Dividend Income:
Interest and fees on loans	$14,394	$12,032	$40,850	$35,789
Interest and dividends on securities:
Taxable	1,108	1,112	3,395	3,346
Tax-exempt	460	767	1,604	2,407
Dividends	77	74	240	258
Other interest income	235	78	469	203
Total interest and dividend income	16,274	14,063	46,558	42,003
Interest Expense:
Interest on deposits	1,529	1,291	4,081	3,902
Interest on short-term borrowings	52	4	94	6
Interest on long-term borrowings	82	81	243	243
Interest on junior subordinated debt	273	223	756	644
Total interest expense	1,936	1,599	5,174	4,795
Net Interest Income	14,338	12,464	41,384	37,208
Provision for Loan Losses	440	100	1,090	200
Net Interest Income After Provision for Loan Losses	13,898	12,364	40,294	37,008
Noninterest Income:
Trust fees	1,098	938	2,918	2,829
Service charges on deposit accounts	513	514	1,498	1,520
Other fees and commissions	727	663	2,172	1,991
Mortgage banking income	612	512	1,603	1,169
Securities gains, net	—	73	590	661
Brokerage fees	219	209	603	636
Income from Small Business Investment Companies	86	—	118	238
Gains (losses) on premises and equipment, net	337	(1)	337	(9)
Other	212	212	584	749
Total noninterest income	3,804	3,120	10,423	9,784
Noninterest Expense:
Salaries	5,072	4,626	14,604	12,872
Employee benefits	1,112	1,034	3,425	3,203
Occupancy and equipment	1,151	1,004	3,367	3,162
FDIC assessment	138	138	401	519
Bank franchise tax	276	257	795	769
Core deposit intangible amortization	80	213	448	789
Data processing	475	437	1,464	1,340
Software	303	301	853	872
Other real estate owned, net	62	105	173	314
Other	2,041	1,752	6,332	5,601
Total noninterest expense	10,710	9,867	31,862	29,441
Income Before Income Taxes	6,992	5,617	18,855	17,351
Income Taxes	2,205	1,654	5,726	5,172
Net Income	$4,787	$3,963	$13,129	$12,179

Net Income Per Common Share:
Basic	$0.55	$0.46	$1.52	$1.41
Diluted	$0.55	$0.46	$1.52	$1.41
Average Common Shares Outstanding:
Basic	8,644,310	8,608,323	8,639,433	8,610,100
Diluted	8,663,246	8,618,335	8,657,891	8,618,386
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended September 30,
	2017	2016
Net income	$4,787	$3,963

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	296	(1,424)
Tax effect	(104)	499

Reclassification adjustment for gains on sales of securities	—	(73)
Tax effect	—	25

Other comprehensive income (loss)	192	(973)

Comprehensive income	$4,979	$2,990
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2017	2016
Net income	$13,129	$12,179

Other comprehensive income:

Unrealized gains on securities available for sale	2,186	1,381
Tax effect	(765)	(483)

Reclassification adjustment for gains on sales of securities	(590)	(661)
Tax effect	207	231

Other comprehensive income	1,038	468

Comprehensive income	$14,167	$12,647
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2017 and 2016
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2015	$8,605	$75,375	$111,565	$2,290	$197,835

Net income	—	—	12,179	—	12,179

Other comprehensive income	—	—	—	468	468

Stock repurchased (51,384 shares)	(51)	(1,241)	—	—	(1,292)

Stock options exercised (4,134 shares)	4	97	—	—	101

Vesting of restricted stock (5,510 shares)	5	(5)	—	—	—

Equity based compensation (35,984 shares)	10	613	—	—	623

Cash dividends paid, $0.72 per share	—	—	(6,201)	—	(6,201)

Balance, September 30, 2016	$8,573	$74,839	$117,543	$2,758	$203,713

Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	13,129	—	13,129

Other comprehensive income	—	—	—	1,038	1,038

Stock options exercised (4,950 shares)	5	109	—	—	114

Vesting of restricted stock (7,086 shares)	7	(7)	—	—	—

Equity based compensation (24,344 shares)	10	765	—	—	775

Cash dividends paid, $0.72 per share	—	—	(6,222)	—	(6,222)

Balance, September 30, 2017	$8,600	$75,943	$126,507	$(836)	$210,214
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$13,129	$12,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,090	200
Depreciation	1,394	1,409
Net accretion of acquisition accounting adjustments	(1,586)	(1,709)
Core deposit intangible amortization	448	789
Net amortization of securities	1,417	2,034
Net gains on sale or call of securities	(590)	(661)
Gain on sale of loans held for sale	(1,274)	(906)
Proceeds from sales of loans held for sale	67,511	53,266
Originations of loans held for sale	(63,627)	(53,870)
Net (gain) loss on other real estate owned	(13)	72
Valuation allowance on other real estate owned	86	156
Net (gain) loss on sale of premises and equipment	(337)	9
Equity based compensation expense	775	623
Earnings on bank owned life insurance	(328)	(340)
Deferred income tax expense (benefit)	792	(1,596)
Net change in interest receivable	299	(458)
Net change in other assets	(749)	(211)
Net change in interest payable	39	(18)
Net change in other liabilities	(701)	156
Net cash provided by operating activities	17,775	11,124

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	55,403	9,317
Proceeds from maturities, calls and paydowns of securities available for sale	39,441	116,254
Purchases of securities available for sale	(19,778)	(137,314)
Net change in restricted stock	715	(694)
Net increase in loans	(129,920)	(76,015)
Proceeds from sale of premises and equipment	647	1
Purchases of premises and equipment	(2,188)	(536)
Proceeds from sales of other real estate owned	387	908
Net cash used in investing activities	(55,293)	(88,079)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	96,371	46,367
Net change in time deposits	13,194	(3,019)
Net change in customer repurchase agreements	4,074	3,479
Net change in other short-term borrowings	(20,000)	15,000
Common stock dividends paid	(6,222)	(6,201)
Repurchase of common stock	—	(1,292)
Proceeds from exercise of stock options	114	101
Net cash provided by financing activities	87,531	54,435

Net Increase (Decrease) in Cash and Cash Equivalents	50,013	(22,520)

Cash and Cash Equivalents at Beginning of Period	53,207	95,337

Cash and Cash Equivalents at End of Period	$103,220	$72,817
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
Adoption of New Accounting Standard
During the first quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the results for the third quarter and first nine months of 2016 include only the excess tax (expense) benefits attributable to the third quarter and first nine months of 2016 in the amounts of $0 and $50,000, respectively.
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
During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.

Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$88,413	$21	$1,511	$86,923
Mortgage-backed and CMOs	80,026	412	542	79,896
State and municipal	93,012	1,996	225	94,783
Corporate	8,100	248	4	8,344
Equity securities	1,288	971	—	2,259
Total securities available for sale	$270,839	$3,648	$2,282	$272,205

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$106,379	$62	$2,387	$104,054
Mortgage-backed and CMOs	79,917	514	938	79,493
State and municipal	145,757	2,540	782	147,515
Corporate	13,392	123	23	13,492
Equity securities	1,288	660	—	1,948
Total securities available for sale	$346,733	$3,899	$4,130	$346,502
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at September 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
FRB stock	$3,581	$3,559
FHLB stock	1,928	2,665
Total restricted stock	$5,509	$6,224
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$73,901	$1,511	$32,812	$131	$41,089	$1,380
Mortgage-backed and CMOs	56,190	542	42,328	270	13,862	272
State and municipal	13,165	225	6,370	61	6,795	164
Corporate	1,546	4	1,546	4	—	—
Total	$144,802	$2,282	$83,056	$466	$61,746	$1,816
Federal agencies and GSEs: The unrealized losses on the Company's investment in 18 government sponsored entities ("GSE") securities were caused by interest rate increases. Nine of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
Mortgage-backed securities: The unrealized losses on the Company's investment in 33 GSE mortgage-backed securities were caused by interest rate increases. Nine of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") was due to normal market fluctuations. This security had been in an unrealized loss position for 12 months or more. The contractual cash flows of that investment is guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost basis of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the investment before recovery of its amortized cost basis, which may be maturity, the Company does not consider that investment to be other-than-temporarily impaired at September 30, 2017.
State and municipal securities:  The unrealized losses on 18 state and municipal securities were caused by interest rate increases. Ten of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at September 30, 2017, and no impairment has been recognized.

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
Other-Than-Temporarily-Impaired Securities
As of September 30, 2017 and December 31, 2016, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Realized gains (losses):
Gross realized gains	$—	$605
Gross realized losses	—	(15)
Net realized gains	$—	$590
Proceeds from sales of securities	$—	$55,403

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Realized gains (losses):
Gross realized gains	$81	$674
Gross realized losses	(8)	(13)
Net realized gains	$73	$661
Proceeds from sales of securities	$—	$9,317
Note 3 – Loans
Loans, excluding loans held for sale, at September 30, 2017 and December 31, 2016, were comprised of the following (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial	$230,484	$208,717
Commercial real estate:
Construction and land development	137,869	114,258
Commercial real estate	602,434	510,960
Residential real estate:
Residential	209,201	215,104
Home equity	110,926	110,751
Consumer	4,240	5,031
Total loans	$1,295,154	$1,164,821

Acquired Loans
The outstanding principal balance and the carrying amount of these loans included in the consolidated balance sheets at September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Outstanding principal balance	$84,832	$104,172
Carrying amount	78,635	96,487
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies FASB Accounting Standards Codification ("ASC") 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Outstanding principal balance	$29,648	$34,378
Carrying amount	24,860	28,669
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the nine months ended September 30, 2017 and the year ended December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Balance at January 1	$6,103	$7,299
Accretion	(607)	(3,232)
Reclassification from nonaccretable difference	380	2,197
Other changes, net*	(463)	(161)
	$5,413	$6,103
*This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.

Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at September 30, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$22	$20	$—	$143	$185	$230,299	$230,484
Commercial real estate:
Construction and land development	—	—	—	58	58	137,811	137,869
Commercial real estate	33	239	279	803	1,354	601,080	602,434
Residential:
Residential	196	257	259	1,244	1,956	207,245	209,201
Home equity	22	—	—	249	271	110,655	110,926
Consumer	8	—	—	1	9	4,231	4,240
Total	$281	$516	$538	$2,498	$3,833	$1,291,321	$1,295,154

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$50	$—	$—	$19	$69	$208,648	$208,717
Commercial real estate:
Construction and land development	60	12	—	64	136	114,122	114,258
Commercial real estate	—	127	339	773	1,239	509,721	510,960
Residential:
Residential	1,280	117	248	1,802	3,447	211,657	215,104
Home equity	229	—	—	289	518	110,233	110,751
Consumer	6	5	—	18	29	5,002	5,031
Total	$1,625	$261	$587	$2,965	$5,438	$1,159,383	$1,164,821

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at September 30, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$17	$1
Commercial real estate:
Construction and land development	—	—	—	124	4
Commercial real estate	1,053	1,051	—	1,274	55
Residential:
Residential	962	964	—	432	32
Home equity	144	144	—	132	8
Consumer	6	6	—	9	—
	$2,165	$2,165	$—	$1,988	$100
With a related allowance recorded:
Commercial	$257	$255	$155	$98	$9
Commercial real estate:
Construction and land development*	59	59	—	193	—
Commercial real estate*	95	93	—	208	—
Residential
Residential	795	794	9	1,446	22
Home equity	269	268	1	311	1
Consumer*	1	1	—	11	—
	$1,476	$1,470	$165	$2,267	$32
Total:
Commercial	$257	$255	$155	$115	$10
Commercial real estate:
Construction and land development	59	59	—	317	4
Commercial real estate	1,148	1,144	—	1,482	55
Residential:
Residential	1,757	1,758	9	1,878	54
Home equity	413	412	1	443	9
Consumer	7	7	—	20	—
	$3,641	$3,635	$165	$4,255	$132
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and nine months ended September 30, 2017 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended September 30, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	1	$45	$45
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	1	$45	$45

	Loans Modified as a TDR for the
	Nine Months Ended September 30, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	4	$118	$118
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	2	57	57
Residential real estate	—	—	—
Consumer	—	—	—
Total	6	$175	$175
The following tables show the detail of loans modified as TDRs during the three and nine months ended September 30, 2016 included in the impaired loan balances (dollars in thousands):

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
During the three and nine months ended September 30, 2017 and 2016, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $212,000 in residential real estate loans in the process of foreclosure at September 30, 2017 and $1,376,000 and $653,000 in residential OREO at September 30, 2017 and December 31, 2016, respectively.
Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of September 30, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$229,337	$129,841	$590,827	$197,317	$108,862
Special Mention	854	6,507	6,253	7,808	1,424
Substandard	293	1,521	5,354	4,076	640
Doubtful	—	—	—	—	—
Total	$230,484	$137,869	$602,434	$209,201	$110,926
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$4,235
Nonperforming	5
Total	$4,240

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2016 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$208,098	$112,729	$501,081	$199,278	$108,799
Special Mention	592	902	4,859	10,600	1,257
Substandard	27	627	5,020	5,226	695
Doubtful	—	—	—	—	—
Total	$208,717	$114,258	$510,960	$215,104	$110,751
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer

Performing	$5,003
Nonperforming	28
Total	$5,031

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

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Nine Months Ended September 30, 2016
Allowance for Loan Losses
Balance, beginning of period	$12,801	$12,601	$12,601
Provision for loan losses	1,090	250	200
Charge-offs	(411)	(326)	(245)
Recoveries	378	276	201
Balance, end of period	$13,858	$12,801	$12,757

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$203	$184	$184
Provision for unfunded commitments	11	19	11
Charge-offs	—	—	—
Balance, end of period	$214	$203	$195
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the nine months ended September 30, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2016:	$2,095	$7,355	$3,303	$48	$12,801
Provision for loan losses	249	1,061	(247)	27	1,090
Charge-offs	(166)	(35)	(93)	(117)	(411)
Recoveries	219	24	49	86	378
Balance at September 30, 2017:	$2,397	$8,405	$3,012	$44	$13,858

Balance at September 30, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$155	$—	$10	$—	$165
Collectively evaluated for impairment	2,224	8,274	2,777	44	13,319
Acquired impaired loans	18	131	225	—	374
Total	$2,397	$8,405	$3,012	$44	$13,858

Loans
Individually evaluated for impairment	$257	$1,207	$2,170	$7	$3,641
Collectively evaluated for impairment	230,022	726,347	306,066	4,218	1,266,653
Acquired impaired loans	205	12,749	11,891	15	24,860
Total	$230,484	$740,303	$320,127	$4,240	$1,295,154

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

The changes in the carrying amount of goodwill and intangibles for the nine months ended September 30, 2017, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2016	$43,872	$1,719
Additions	—	—
Amortization	—	(448)
Impairment	—	—
Balance at September 30, 2017	$43,872	$1,271
Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and Federal Funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies or GSEs.  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016

Customer repurchase agreements	$43,240	$39,166
Other short-term borrowings	—	20,000
	$43,240	$59,166
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of September 30, 2017, $508,165,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
Long-term borrowings consisted of the following fixed rate, long-term advances as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017			December 31, 2016
Due by	Advance Amount	Weighted Average Rate	Due by	Advance Amount	Weighted Average Rate

November 30, 2017	$9,996	2.98%	November 30, 2017	$9,980	2.98%
The advance due in November 2017 is net of a fair value discount of $4,000. The original discount recorded on July 1, 2011, was a result of the merger with MidCarolina. The adjustment to the face value is being amortized into interest expense over the life of the borrowing. There were no long-term borrowings acquired in the MainStreet acquisition and no borrowings were incurred to fund the acquisition.
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At September 30, 2017, the Bank's public deposits totaled $221,018,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At September 30, 2017, the Company had $190,700,000 in letters of credit with the FHLB outstanding, as well as $68,756,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.

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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					September 30, 2017	December 31, 2016
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,307	4,265

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,874	2,840

					$27,800	$27,724
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,583,000 and $1,659,000 at September 30, 2017 and December 31, 2016, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
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

A summary of stock option transactions for the nine months ended September 30, 2017 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	58,411	$24.37
Acquired in acquisition	—	—
Granted	—	—
Exercised	(4,950)	22.93
Forfeited	(578)	23.33
Expired	(1,320)	41.67
Outstanding at September 30, 2017	51,563	$24.08	1.04 years	$883
Exercisable at September 30, 2017	51,563	$24.08	1.04 years	$883
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of September 30, 2017, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted in 2016 and 2017 cliff vests at the end of a 36 month period beginning on the date of the grant. The remainder vests a third each year beginning on the date of the grant. Nonvested restricted stock activity for the nine months ended September 30, 2017 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2016	50,822	$23.21
Granted	14,453	34.74
Vested	(17,744)	24.31
Forfeited	—	—
Nonvested at September 30, 2017	47,531	$26.31
As of September 30, 2017 and December 31, 2016, there was $651,000 and $568,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.33 years.  The share based compensation expense for nonvested restricted stock was $418,000 and $342,000 during the first nine months of 2017 and 2016, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular quarterly board retainer can be received in the form of either (a) $5,800 in cash or (b) shares of immediately vested, but restricted stock with a market value of $6,250. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2017, all 12 outside directors have elected to receive stock in lieu of cash for either all or part of their monthly retainer board fees. Only outside directors receive board fees. The Company issued 9,891 and 10,588 shares and recognized share based compensation expense of $357,000 and $281,000 during the first nine months of 2017 and 2016, respectively.

Note 10 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,644,310	$0.55	8,608,323	$0.46
Effect of dilutive securities - stock options	18,936	—	10,012	—
Diluted earnings per share	8,663,246	$0.55	8,618,335	$0.46

	Nine Months Ended September 30,
	2017		2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,639,433	$1.52	8,610,100	$1.41
Effect of dilutive securities - stock options	18,458	—	8,286	—
Diluted earnings per share	8,657,891	$1.52	8,618,386	$1.41
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the nine month periods ended September 30, 2017 and 2016 because their effects were anti-dilutive, averaged 440 and 14,205 shares, respectively.
Note 11 – Employee Benefit Plans
The following information for the nine months ended September 30, 2017 and 2016 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Nine Months Ended September 30,
	2017	2016
Service cost	$—	$—
Interest cost	178	201
Expected return on plan assets	(264)	(288)
Recognized loss due to settlement	104	—
Recognized net actuarial loss	163	389

Net periodic cost	$181	$302

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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at September 30, 2017 or December 31, 2016.

The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$86,923	$—	$86,923	$—
Mortgage-backed and CMOs	79,896	—	79,896	—
State and municipal	94,783	—	94,783	—
Corporate	8,344	—	8,344	—
Equity securities	2,259	—	2,259	—
Total	$272,205	$—	$272,205	$—

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,054	$—	$104,054	$—
Mortgage-backed and CMOs	79,493	—	79,493	—
State and municipal	147,515	—	147,515	—
Corporate	13,492	—	13,492	—
Equity securities	1,948	—	1,498	—
Total	$346,502	$—	$346,052	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine month period ended September 30, 2017 or the year ended December 31, 2016. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at September 30, 2017 Using
	Balance at September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$3,386	$—	$3,386	$—
Impaired loans, net of valuation allowance	1,311	—	—	1,311
Other real estate owned, net	2,101	—	—	2,101

	Fair Value Measurements at December 31, 2016 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$5,996	$—	$5,996	$—
Impaired loans, net of valuation allowance	2,151	—	—	2,151
Other real estate owned, net	1,328	—	—	1,328
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at September 30, 2017

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	8%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2016

Assets	Valuation Technique	Unobservable Input	Weighted Rate

Impaired loans	Discounted appraised value	Selling cost	8%

Other real estate owned, net	Discounted appraised value	Selling cost	6%

ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and estimated fair values of the Company's financial instruments at September 30, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$103,220	$103,220	$—	$—	$103,220
Securities available for sale	272,205	—	272,205	—	272,205
Restricted stock	5,509	—	5,509	—	5,509
Loans held for sale	3,386	—	3,386	—	3,386
Loans, net of allowance	1,281,296	—	—	1,283,535	1,283,535
Bank owned life insurance	18,491	—	18,491	—	18,491
Accrued interest receivable	4,784	—	4,784	—	4,784

Financial Liabilities:
Deposits	$1,480,205	$—	$1,088,156	$388,203	$1,476,359
Repurchase agreements	43,240	—	43,240	—	43,240
Long-term borrowings	9,996	—	—	10,017	10,017
Junior subordinated debt	27,800	—	—	27,771	27,771
Accrued interest payable	662	—	662	—	662

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$53,207	$53,207	$—	$—	$53,207
Securities available for sale	346,502	—	346,502	—	346,502
Restricted stock	6,224	—	6,224	—	6,224
Loans held for sale	5,996	—	5,996	—	5,996
Loans, net of allowance	1,152,020	—	—	1,136,961	1,136,961
Bank owned life insurance	18,163	—	18,163	—	18,163
Accrued interest receivable	5,083	—	5,083	—	5,083

Financial Liabilities:
Deposits	$1,370,640	$—	$991,785	$374,774	$1,366,559
Repurchase agreements	39,166	—	39,166	—	39,166
Other short-term borrowings	20,000	—	20,000	—	20,000
Long-term borrowings	9,980	—	—	10,156	10,156
Junior subordinated debt	27,724	—	—	24,932	24,932
Accrued interest payable	623	—	623	—	623
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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At September 30, 2017 and December 31, 2016, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three and nine months ended September 30, 2017 and 2016 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended September 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,188	$—	$86	$—	$16,274
Interest expense	1,663	—	273	—	1,936
Noninterest income	2,479	1,318	7	—	3,804
Income (loss) before income taxes	6,554	794	(356)	—	6,992
Net income (loss)	4,478	544	(235)	—	4,787
Depreciation and amortization	558	3	—	—	561
Total assets	1,771,165	—	238,111	(228,735)	1,780,541
Goodwill	43,872	—	—	—	43,872
Capital expenditures	449	—	—	—	449

	Three Months Ended September 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,040	$—	$23	$—	$14,063
Interest expense	1,376	—	223	—	1,599
Noninterest income	1,967	1,147	6	—	3,120
Income (loss) before income taxes	5,356	672	(411)	—	5,617
Net income (loss)	3,760	474	(271)	—	3,963
Depreciation and amortization	671	2	—	—	673
Total assets	1,611,624	—	231,496	(227,586)	1,615,534
Goodwill	43,872	—	—	—	43,872
Capital expenditures	267	—	—	—	267

	Nine Months Ended September 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$46,302	$—	$256	$—	$46,558
Interest expense	4,418	—	756	—	5,174
Noninterest income	6,882	3,522	19	—	10,423
Income (loss) before income taxes	18,140	1,853	(1,138)	—	18,855
Net income (loss)	12,591	1,290	(752)	—	13,129
Depreciation and amortization	1,833	9	—	—	1,842
Total assets	1,771,165	—	238,111	(228,735)	1,780,541
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,177	11	—	—	2,188

	Nine Months Ended September 30, 2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$41,950	$—	$53	$—	$42,003
Interest expense	4,151	—	644	—	4,795
Noninterest income	6,302	3,465	17	—	9,784
Income (loss) before income taxes	16,538	2,006	(1,193)	—	17,351
Net income (loss)	11,558	1,408	(787)	—	12,179
Depreciation and amortization	2,190	8	—	—	2,198
Total assets	1,611,624	—	231,496	(227,586)	1,615,534
Goodwill	43,872	—	—	—	43,872
Capital expenditures	536	—	—	—	536

Note 14 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$26,949	$37,679
Interest-bearing deposits in other banks	76,271	35,138
Cash and Cash Equivalents	$103,220	$72,817

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$5,135	$4,813
Income taxes	5,465	5,440
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,233	97
Unrealized gains on securities available for sale	1,596	720
Note 15 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three and nine months ended September 30, 2017 and 2016 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at June 30, 2016	$5,563	$(1,832)	$3,731

Net unrealized losses on securities available for sale, net of tax, $(499)	(925)	—	(925)

Reclassification adjustment for realized gains on securities, net of tax, $(25)	(48)	—	(48)

Balance at September 30, 2016	$4,590	$(1,832)	$2,758

Balance at June 30, 2017	$696	$(1,724)	$(1,028)

Net unrealized gains on securities available for sale, net of tax, $104	192	—	192

Reclassification adjustment for realized gains on securities, net of tax, $(0)	—	—	—

Balance at September 30, 2017	$888	$(1,724)	$(836)

For the Nine Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2015	$4,122	$(1,832)	$2,290

Net unrealized gains on securities available for sale, net of tax, $483	898	—	898

Reclassification adjustment for realized gains on securities, net of tax, $(231)	(430)	—	(430)

Balance at September 30, 2016	$4,590	$(1,832)	$2,758

Balance at December 31, 2016	$(150)	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $765	1,421	—	1,421

Reclassification adjustment for gains on sales of securities, net of tax, $(207)	(383)	—	(383)

Balance at September 30, 2017	$888	$(1,724)	$(836)
Reclassifications Out of Accumulated Other Comprehensive Income
For the three and nine months ended September 30, 2017 and 2016
(dollars in thousands)

For the Three Months Ended September 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended September 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$73	Securities gains, net
	(25)	Income taxes
Total reclassifications	$48	Net of tax

For the Nine Months Ended September 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$590	Securities gains, net
	(207)	Income taxes
Total reclassifications	$383	Net of tax

For the Nine Months Ended September 30, 2016	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$661	Securities gains, net
	(231)	Income taxes
Total reclassifications	$430	Net of tax
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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the nine months ended September 30, 2017 or 2016.
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
STRATEGIC EVENT
The Company announced in September 2016 its plan to form a de novo branch in each of Roanoke, Virginia, and Winston-Salem, North Carolina. Current staffing for Roanoke includes 16 full-time equivalent employees, of which eight are lenders. Current staffing for Winston-Salem includes six full-time equivalent employees, of which three are lenders. The operations of these new branches impacted earning assets, deposits and operating results for the nine months of 2017.
It is expected that the de novo offices will have a continued material and positive impact to the Company's balance sheet and earnings, however, at a somewhat reduced pace as compared to the first three quarters of 2017.

RESULTS OF OPERATIONS
Earnings Performance
Three months ended September 30, 2017 and 2016
For the quarter ended September 30, 2017, the Company reported net income of $4,787,000 compared to $3,963,000 for the comparable quarter in 2016. The $824,000 or 20.8% increase was driven primarily by growth in loans.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended September 30,	2017	2016	$ Change	% Change
Interest income	$16,274	$14,063	$2,211	15.7%
Interest expense	(1,936)	(1,599)	(337)	21.1
Net interest income	14,338	12,464	1,874	15.0
Provision for loan losses	(440)	(100)	(340)	340.0
Noninterest income	3,804	3,120	684	21.9
Noninterest expense	(10,710)	(9,867)	(843)	8.5
Income tax expense	(2,205)	(1,654)	(551)	33.3

Net income	$4,787	$3,963	$824	20.8
Nine months Ended September 30, 2017 and 2016
For the nine month period ended September 30, 2017, the Company reported net income of $13,129,000 compared to $12,179,000 for the comparable period in 2016. The $950,000 or 7.8% increase was driven primarily by growth in loans.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Nine Months Ended September 30,	2017	2016	$ Change	% Change
Interest income	$46,558	$42,003	$4,555	10.8%
Interest expense	(5,174)	(4,795)	(379)	7.9
Net interest income	41,384	37,208	4,176	11.2
Provision for loan losses	(1,090)	(200)	(890)	445.0
Noninterest income	10,423	9,784	639	6.5
Noninterest expense	(31,862)	(29,441)	(2,421)	8.2
Income tax expense	(5,726)	(5,172)	(554)	10.7

Net income	$13,129	$12,179	$950	7.8
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

Three months ended September 30, 2017 and 2016
Net interest income on a taxable equivalent basis increased $1,734,000 or 13.4%, for the third quarter of 2017 compared to the same quarter of 2016.  The increase was driven by growth in loans, three prime rate increases, and $333,000 in additional cash basis accretion income, which is unpredictable and non-recurring in nature.

For the third quarter of 2017, the Company's yield on interest-earning assets was 4.03%, compared to 3.93% for the third quarter of 2016.  The cost of interest-bearing liabilities was 0.67% compared to 0.60%, primarily related to a four basis point (0.04%) increase in the cost of deposits. The interest rate spread was 3.36% compared to 3.33%. The net interest margin, on a fully taxable equivalent basis, was 3.56% compared to 3.50%, an increase of six basis points (0.06%). The increase in net interest margin was driven by larger volumes in earning assets, fueled primarily by a $73.3 million or 22.3% increase in average non-interest bearing deposits.
The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended September 30, 2017 and 2016.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2017	2016	2017	2016	2017	2016
Loans:
Commercial	$233,455	$200,448	$2,282	$2,022	3.88%	4.01%
Real estate	1,057,326	862,740	12,102	9,939	4.58	4.61
Consumer	4,648	5,179	92	136	7.85	10.45
Total loans	1,295,429	1,068,367	14,476	12,097	4.46	4.52

Securities:
Federal agencies and GSEs	92,822	99,375	445	428	1.92	1.72
Mortgage-backed and CMOs	77,663	81,945	399	411	2.06	2.01
State and municipal	95,861	158,010	862	1,370	3.60	3.47
Other securities	14,900	15,450	170	132	4.56	3.42
Total securities	281,246	354,780	1,876	2,341	2.67	2.64

Deposits in other banks	69,566	54,061	235	78	1.34	0.57

Total interest-earning assets	1,646,241	1,477,208	16,587	14,516	4.03	3.93

Non-earning assets	127,395	128,179

Total assets	$1,773,636	$1,605,387

Deposits:
Demand	$215,486	$200,469	11	10	0.02	0.02
Money market	336,501	253,269	463	118	0.55	0.19
Savings	124,949	117,737	9	9	0.03	0.03
Time	389,891	401,956	1,046	1,154	1.06	1.14
Total deposits	1,066,827	973,431	1,529	1,291	0.57	0.53

Customer repurchase agreements	48,461	50,013	53	1	0.43	0.01
Other short-term borrowings	—	1,521	—	3	—	0.79
Long-term borrowings	37,780	37,655	354	304	3.75	3.23
Total interest-bearing
liabilities	1,153,068	1,062,620	1,936	1,599	0.67	0.60

Noninterest bearing demand deposits	401,696	328,443
Other liabilities	9,846	10,873
Shareholders' equity	209,026	203,451
Total liabilities and
shareholders' equity	$1,773,636	$1,605,387

Interest rate spread					3.36%	3.33%
Net interest margin					3.56%	3.50%

Net interest income (taxable equivalent basis)			14,651	12,917
Less: Taxable equivalent adjustment			313	453
Net interest income			$14,338	$12,464

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended September 30,
	2017 vs. 2016
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$260	$(64)	$324
Real estate	2,163	(65)	2,228
Consumer	(44)	(31)	(13)
Total loans	2,379	(160)	2,539
Securities:
Federal agencies and GSEs	17	46	(29)
Mortgage-backed and CMOs	(12)	10	(22)
State and municipal	(508)	49	(557)
Other securities	38	43	(5)
Total securities	(465)	148	(613)
Deposits in other banks	157	129	28
Total interest income	2,071	117	1,954

Interest expense
Deposits:
Demand	1	—	1
Money market	345	295	50
Savings	—	(1)	1
Time	(108)	(74)	(34)
Total deposits	238	220	18
Customer repurchase agreements	52	52	—
Other short-term borrowings	(3)	3	(6)
Long-term borrowings	50	49	1
Total interest expense	337	324	13
Net interest income (taxable equivalent basis)	$1,734	$(207)	$1,941
Nine months ended September 30, 2017 and 2016
Net interest income on a taxable equivalent basis increased $3,804,000 or 9.8%, for the nine months ended September 30, 2017 compared to the same period of 2016.  The increase was driven by growth in loans, three prime rate increases, and additional cash basis accretion income, which is unpredictable and non-recurring in nature.
For the first nine months of 2017, the Company's yield on interest-earning assets was 3.94%, compared to 3.98% for the same period of 2016.  The cost of interest-bearing liabilities was 0.61% for each of the nine month periods ended September 30, 2017 and 2016. The interest rate spread was 3.33% compared to 3.37%. The net interest margin, on a fully taxable equivalent basis, was 3.51% compared to 3.54%, a decrease of three basis points (0.03%). The decrease in net interest margin was driven by lower yields on earning assets and reduced levels of accretion income.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the nine months ended September 30, 2017 and 2016. Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Nine Months Ended September 30,

	Average Balance		Income/Expense		Yield/Rate
	2017	2016	2017	2016	2017	2016
Loans:
Commercial	$227,739	$196,256	$6,577	$5,852	3.86%	3.98%
Real estate	1,019,185	844,276	34,228	29,620	4.48	4.68
Consumer	4,825	5,283	272	507	7.54	12.82
Total loans	1,251,749	1,045,815	41,077	35,979	4.38	4.59

Securities:
Federal agencies and GSEs	95,360	95,967	1,340	1,252	1.87	1.74
Mortgage-backed and CMOs	78,572	79,746	1,224	1,235	2.08	2.06
State and municipal	110,328	162,885	2,952	4,336	3.57	3.55
Other securities	16,147	15,689	536	410	4.43	3.48
Total securities	300,407	354,287	6,052	7,233	2.69	2.72

Deposits in other banks	58,385	55,454	469	203	1.07	0.49

Total interest-earning assets	1,610,541	1,455,556	47,598	43,415	3.94	3.98

Non-earning assets	126,414	127,450

Total assets	$1,736,955	$1,583,006

Deposits:
Demand	$217,052	$220,419	32	90	0.02	0.05
Money market	321,738	226,780	1,046	284	0.43	0.17
Savings	124,780	117,599	28	37	0.03	0.04
Time	381,852	400,593	2,975	3,491	1.04	1.16
Total deposits	1,045,422	965,391	4,081	3,902	0.52	0.54

Customer repurchase agreements	47,614	47,353	68	3	0.19	0.01
Other short-term borrowings	3,902	512	27	3	0.92	0.78
Long-term borrowings	37,748	37,624	998	887	3.53	3.14
Total interest-bearing
liabilities	1,134,686	1,050,880	5,174	4,795	0.61	0.61

Noninterest bearing demand deposits	386,355	320,643
Other liabilities	9,474	9,923
Shareholders' equity	206,440	201,560
Total liabilities and
shareholders' equity	$1,736,955	$1,583,006

Interest rate spread					3.33%	3.37%
Net interest margin					3.51%	3.54%

Net interest income (taxable equivalent basis)			42,424	38,620
Less: Taxable equivalent adjustment			1,040	1,412
Net interest income			$41,384	$37,208

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Nine Months Ended September 30,
	2017 vs. 2016
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$725	$(189)	$914
Real estate	4,608	(1,311)	5,919
Consumer	(235)	(194)	(41)
Total loans	5,098	(1,694)	6,792
Securities:
Federal agencies and GSEs	88	96	(8)
Mortgage-backed and CMOs	(11)	7	(18)
State and municipal	(1,384)	22	(1,406)
Other securities	126	114	12
Total securities	(1,181)	239	(1,420)
Deposits in other banks	266	255	11
Total interest income	4,183	(1,200)	5,383

Interest expense
Deposits:
Demand	(58)	(57)	(1)
Money market	762	604	158
Savings	(9)	(11)	2
Time	(516)	(358)	(158)
Total deposits	179	178	1
Customer repurchase agreements	65	65	—
Other short-term borrowings	24	1	23
Long-term borrowings	111	108	3
Total interest expense	379	352	27
Net interest income (taxable equivalent basis)	$3,804	$(1,552)	$5,356

Noninterest Income, three months ended September 30, 2017 and 2016
For the quarter ended September 30, 2017, noninterest income increased $684,000 or 21.9% compared to the comparable 2016 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$1,098	$938	$160	17.1%
Service charges on deposit accounts	513	514	(1)	(0.2)
Other fees and commissions	727	663	64	9.7
Mortgage banking income	612	512	100	19.5
Securities gains, net	—	73	(73)	(100.0)
Brokerage fees	219	209	10	4.8
Income from SBICs	86	—	86	NM
Gains (losses) on premises and equipment, net	337	(1)	338	33,800.0
Other	212	212	—	—
Total noninterest income	$3,804	$3,120	$684	21.9
Trust fees increased $160,000 in the 2017 quarter compared to the same quarter in 2016, driven mostly by nonrecurring revenue sources. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased $100,000 in the 2017 quarter compared to the 2016 quarter as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Net securities gains decreased $73,000 in the 2017 quarter. Securities sales are used as needed for liquidity purposes and to facilitate asset liability strategy. Income from SBICs reflected an $86,000 increase compared to the 2016 quarter; this category of income is highly unpredictable. Net gains (losses) on premises and equipment increased $338,000 compared to the same quarter of 2016 primarily due to a $337,000 gain from the sale of a bank owned commercial lot acquired in the MidCarolina acquisition.
Noninterest Income, nine months ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, noninterest income increased $639,000 or 6.5% compared to the comparable 2016 period. Details of individual accounts are shown in the table below.

	Nine Months Ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$2,918	$2,829	$89	3.1%
Service charges on deposit accounts	1,498	1,520	(22)	(1.4)
Other fees and commissions	2,172	1,991	181	9.1
Mortgage banking income	1,603	1,169	434	37.1
Securities gains, net	590	661	(71)	(10.7)
Brokerage fees	603	636	(33)	(5.2)
Income from SBICs	118	238	(120)	(50.4)
Gains (losses) on premises and equipment, net	337	(9)	346	3,844.4
Other	584	749	(165)	(22.0)
Total noninterest income	$10,423	$9,784	$639	6.5
Trust fees increased $89,000 for the nine months ended September 30, 2017 compared to the same period in 2016, driven mostly by nonrecurring revenue sources. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased $434,000 in the 2017 period compared to the 2016 period as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Net securities gains decreased $71,000 in the 2017 period. Securities sales are used as needed for liquidity purposes and to facilitate asset liability strategy. Income from SBICs reflected a $120,000 decrease compared to the 2016 period; this category of income is highly unpredictable. Net gains (losses) on premises and equipment increased $346,000 compared to the same period last year primarily due to a $337,000 gain from the sale of a bank owned commercial lot acquired in the MidCarolina acquisition. Other income decreased $165,000 primarily due to additional income from investments in limited partnerships during the nine months ended September 30, 2016.
Noninterest Expense, three months ended September 30, 2017 and 2016
For the three months ended September 30, 2017, noninterest expense increased $843,000 or 8.5%. Details of individual accounts are shown in the table below.

	Three Months Ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest Expense
Salaries	$5,072	$4,626	$446	9.6%
Employee benefits	1,112	1,034	78	7.5
Occupancy and equipment	1,151	1,004	147	14.6
FDIC assessment	138	138	—	—
Bank franchise tax	276	257	19	7.4
Core deposit intangible amortization	80	213	(133)	(62.4)
Data processing	475	437	38	8.7
Software	303	301	2	0.7
Other real estate owned, net	62	105	(43)	(41.0)
Other	2,041	1,752	289	16.5
Total noninterest expense	$10,710	$9,867	$843	8.5
Salaries expense and employee benefits expense increased in the 2017 quarter as compared to the 2016 quarter primarily as a result of additional compensation expenses related to our entry into two new markets in the fourth quarter of 2016. In addition, we have added personnel expense related to bank wide growth objectives and advance planning for key position, near term succession issues. Full-time equivalent employees at the end of the 2017 quarter were 335, up from 309 at the end of the prior year quarter. Core deposit intangible amortization decreased in the 2017 quarter compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was an accelerated method and will be fully amortized in 2020. The increase of $289,000 in other expenses over the same quarter of 2016 is primarily due to increased marketing and printing expenses related to the de novo offices and marketing campaigns in 2017.

Noninterest Expense, nine months ended September 30, 2017 and 2016
For the nine months ended September 30, 2017, noninterest expense increased $2,421,000 or 8.2%. Details of individual accounts are shown in the table below.

	Nine months Ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest Expense
Salaries	$14,604	$12,872	$1,732	13.5%
Employee benefits	3,425	3,203	222	6.9
Occupancy and equipment	3,367	3,162	205	6.5
FDIC assessment	401	519	(118)	(22.7)
Bank franchise tax	795	769	26	3.4
Core deposit intangible amortization	448	789	(341)	(43.2)
Data processing	1,464	1,340	124	9.3
Software	853	872	(19)	(2.2)
Other real estate owned, net	173	314	(141)	(44.9)
Other	6,332	5,601	731	13.1
Total noninterest expense	$31,862	$29,441	$2,421	8.2
Salaries expense and employee benefits expense increased in the 2017 period as compared to the 2016 period primarily as a result of additional compensation expenses related to our entry into two new markets in the fourth quarter of 2016. In addition, we have added personnel expense related to bank wide growth objectives and advance planning for key position, near term succession issues. Full-time equivalent employees at the end of the 2017 period were 335, up from 309 at the end of the prior year quarter. The expense for Federal Deposit Insurance Corporation (the "FDIC") assessment decreased in the 2017 period as compared to the 2016 period due to the reduction in FDIC assessment rates effective the third quarter of 2016. Core deposit intangible amortization decreased in the 2017 period compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 was an accelerated method and will be fully amortized in 2020. The decrease of $141,000 in other real estate owned ("OREO") was primarily related to a loss on sale of OREO in the 2016 period. The increase of $731,000 in other expenses compared to the same period of 2016 is primarily due to increased marketing and printing for marketing campaigns and the de novo branch openings in 2017.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2017 quarter was 59.14% compared to 61.25% for the 2016 quarter. The Company expects improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Efficiency Ratio
Noninterest expense	$10,710	$9,867
Add loss/subtract gain on sale OREO	5	(88)
	$10,715	$9,779

Net interest income	$14,338	$12,464
Tax equivalent adjustment	313	453
Noninterest income	3,804	3,120
Subtract gain on securities	—	(73)
Add loss/subtract gain on sale of fixed assets	(337)	1
	$18,118	$15,965

Efficiency ratio	59.14%	61.25%

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

	Three Months Ended September 30,
	2017	2016
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$14,476	$12,097
Interest income - investments and other	2,111	2,419
Interest expense - deposits	(1,529)	(1,291)
Interest expense - customer repurchase agreements	(53)	(1)
Interest expense - other short-term borrowings	—	(3)
Interest expense - long-term borrowings	(354)	(304)
Total net interest income	$14,651	$12,917
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(82)	$(64)
Tax benefit realized on non-taxable interest income - municipal securities	(231)	(389)
GAAP measures	$14,338	$12,464
Income Taxes
The effective tax rate for the third quarter of 2017 was 31.54% compared to 29.45% for the third quarter of 2016. The effective tax rate is lower than the statutory rate of 35% due to income that is not taxable for federal income tax purposes in both years.
The effective tax rate for the first nine months of 2017 was 30.37% compared to 29.81% for the same period of 2016.
The increase in the effective tax rate for the quarter and first nine-month period is primarily related to a lower level of tax exempt municipal securities volume and income.

Fair Value Impact to Net Income
The following table presents the impact for the three and nine month periods ended September 30, 2017 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

			September 30, 2017
	Income Statement Effect	Premium (Discount) Balance on December 31, 2016	Accretion (Amortization)Three Months Ended	Accretion (Amortization)Nine Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(1,976)	$125	$567	$(1,409)
Purchase impaired loans	Income	(5,709)	463	1,112	(4,597)
FHLB advances	Expense	20	(6)	(17)	3
Junior subordinated debt	Expense	1,659	(25)	(76)	1,583
Net interest income			557	1,586

Noninterest (expense):
Amortization of core deposit intangible	Expense	$1,719	(80)	(448)	$1,271

Change in pretax income			$477	$1,138
During the third quarter of 2017, the Company received $333,000 in cash basis accretion income related to the early payoff of several acquired loans. During the second quarter of 2017, the Company received a substantial payoff and a pay-down of two purchased credit impaired loans that resulted in $220,000 in cash-basis accretion income.
The following table presents the impact for the three and nine month periods ended September 30, 2016 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

			September 30, 2016
	Income Statement Effect	Premium (Discount) Balance on December 31, 2015	Accretion (Amortization)Three Months Ended	Accretion (Amortization)Nine Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$250	$723	$(2,338)
Purchase impaired loans	Income	(7,066)	137	1,079	(5,987)
FHLB Advances	Expense	42	(6)	(17)	25
Junior subordinated debt	Expense	1,761	(25)	(76)	1,685
Net interest income			356	1,709

Noninterest (expense):
Amortization of core deposit intangible	Expense	$2,683	(213)	(789)	$1,894

Change in pretax income			$143	$920
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

The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three and nine month periods indicated (dollars in thousands):

Three Months Ended September 30,	2017			2016

	MC	MS	Total	MC	MS	Total

Net interest income	$432	$125	$557	$192	$164	$356
Core deposit amortization	(28)	(52)	(80)	(151)	(62)	(213)
Total pretax income	$404	$73	$477	$41	$102	$143

Nine Months Ended September 30,	2017			2016

	MC	MS	Total	MC	MS	Total

Net interest income	$1,047	$539	$1,586	$1,061	$648	$1,709
Core deposit amortization	(292)	(156)	(448)	(604)	(185)	(789)
Total pretax income	$755	$383	$1,138	$457	$463	$920
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
The available for sale securities portfolio was $272,205,000 at September 30, 2017, compared to $346,502,000 at December 31, 2016, a decrease of $74,297,000 or 21.44%. At September 30, 2017, the available for sale portfolio had an amortized cost of $270,839,000 resulting in a net unrealized gain of $1,366,000.  At December 31, 2016, the available for sale portfolio had an amortized cost of $346,733,000, resulting in a net unrealized loss of $231,000.
The Company is cognizant of the continuing historically low and recently volatile interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration. The Company is aware that possible changes in corporate tax rates could have a negative impact on its municipal portfolio valuation.
The Company has experienced relatively high growth rates for earning assets and somewhat less growth on deposits. Consequently, management has elected to selectively reduce portions of its securities portfolio in an effort to mitigate actual and anticipated liquidity challenges. During the nine months ended September 30, 2017, the Company sold $53.9 million in par value bonds and realized a net gain of $590,000. This compares to the nine months ended September 30, 2016, when the Company sold $8.8 million in par value bonds and realized a net gain of $661,000.
The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring and controlling average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to purchase high quality bonds to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategies, and regulatory requirements.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $1,295,154,000 at September 30, 2017, compared to $1,164,821,000 at December 31, 2016, an increase of $130,333,000 or 11.19%. The increase is the result of organic growth and the de novo branch start-ups in Roanoke, Virginia and Winston-Salem, North Carolina.
Loans held for sale totaled $3,386,000 at September 30, 2017 and $5,996,000 at December 31, 2016. Loan production volume was $63,627,000 for the nine month period ending September 30, 2017 and $78,330,000 for the year ended December 31, 2016. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial	$230,484	$208,717
Commercial real estate:
Construction and land development	137,869	114,258
Commercial real estate	602,434	510,960
Residential real estate:
Residential	209,201	215,104
Home equity	110,926	110,751
Consumer	4,240	5,031
Total loans	$1,295,154	$1,164,821

Provision for Loan Losses
Provision for loan losses was $1,090,000 for the nine month period ended September 30, 2017, compared to $200,000 for the same period ended September 30, 2016. The additional provision in the nine month period ended September 30, 2017 resulted primarily from increased loan volume. The increase was mitigated by continued strong asset quality metrics and improving local and national economic indicators.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At September 30, 2017, the ALLL was $13,858,000 compared to $12,801,000 at December 31, 2016. The ALLL as a percentage of total loans was 1.07% and 1.10%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.10% at September 30, 2017, compared to 1.17% at December 31, 2016. On a dollar basis, the reserve was $13,319,000 at September 30, 2017, compared to $12,429,000 at December 31, 2016. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 4.52% at September 30, 2017, compared to 0.47% at December 31, 2016. On a dollar basis, the reserve was $165,000 at September 30, 2017, compared to $23,000 at December 31, 2016. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $1,203,000 over December 31, 2016. The overall impairment allowance for the 2017 period significantly increased due to newly evaluated impaired loans and an enhanced analysis methodology.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $374,000 at September 30, 2017 compared to $349,000 at December 31, 2016. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$12,801	$12,601

Charge-offs:
Construction and land development	35	—
Commercial real estate	—	10
Residential real estate	80	21
Home equity	13	66
Total real estate	128	97
Commercial and industrial	166	40
Consumer	117	189
Total charge-offs	411	326

Recoveries:
Construction and land development	8	11
Commercial real estate	16	21
Residential real estate	38	53
Home equity	11	15
Total real estate	73	100
Commercial and industrial	219	40
Consumer	86	136
Total recoveries	378	276

Net charge-offs (recoveries)	33	50
Provision for loan losses	1,090	250
Balance at end of period	$13,858	$12,801

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the nine month period and year indicated below.

Asset Quality Ratios
	September 30, 2017	December 31, 2016
Allowance to loans	1.07%	1.10%
ASC 450 (FAS 5) ALLL	1.10	1.17
Net charge-offs (recoveries) to allowance (1)	0.32	0.39
Net charge-offs (recoveries) to average loans (1)	0.00	0.00
Nonperforming assets to total assets	0.29	0.29
Nonperforming loans to loans	0.23	0.30
Provision to net charge-offs (recoveries) (1)	3,303.03	500.00
Provision to average loans (1)	0.12	0.02
Allowance to nonperforming loans	456.46	360.39
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.23% at September 30, 2017 and 0.30% at December 31, 2016.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.29% of total assets at both September 30, 2017 and December 31, 2016.
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

The following table presents the Company's nonperforming assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Nonperforming Assets
	September 30, 2017	December 31, 2016
Nonaccrual loans:
Real estate	$2,354	$2,928
Commercial	143	19
Consumer	1	18
Total nonaccrual loans	2,498	2,965

Loans past due 90 days and accruing interest:
Real estate	538	587
Total past due 90 days and accruing interest	538	587

Total nonperforming loans	3,036	3,552

Other real estate owned	2,101	1,328

Total nonperforming assets	$5,137	$4,880
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Impaired Loans
	September 30, 2017	December 31, 2016
Accruing	$1,137	$2,059
Nonaccruing	2,504	2,785
Total impaired loans	$3,641	$4,844
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,747,000 in TDRs at September 30, 2017 compared to $2,670,000 at December 31, 2016. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $2,101,000 and $1,328,000 as of September 30, 2017 and December 31, 2016, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of September 30, 2017 and December 31, 2016 (dollars in thousands):

Other Real Estate Owned
	September 30, 2017	December 31, 2016
Construction and land development	$351	$139
1-4 family residential	1,377	653
Commercial real estate	373	536
	$2,101	$1,328
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,480,205,000 at September 30, 2017 compared to $1,370,640,000 at December 31, 2016, an increase of $109,565,000 or 7.99%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The continuing challenge in this ongoing low rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the third quarter of 2017 was 0.57%, up from 0.53% for the third quarter of 2016.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $210,214,000 at September 30, 2017 compared to $201,380,000 at December 31, 2016, an increase of $8,834,000 or 4.39%.
The Company paid cash dividends of $0.72 per share during the first nine months of 2017 while the aggregate basic and diluted earnings per share for the same period was $1.52.
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

The following table provides information on the regulatory capital ratios for the Company and the Bank at September 30, 2017 and December 31, 2016. Management believes, as of September 30, 2017, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At September 30, 2017		Percentage At December 31, 2016
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	11.79%	12.96%	11.77%	12.92%
Tier 1 capital ratio	13.77	12.96	13.83	12.92
Total capital ratio	14.79	13.96	14.81	13.89

Leverage Capital Ratio:

Tier 1 leverage ratio	11.21	10.55	11.67	10.88
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
In the nine month period ended September 30, 2017, the Company did not repurchase any shares. During the same period in 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  At September 30, 2017, principal advance obligations to the FHLB, net of acquisition related fair value adjustments, consisted of $9,996,000 in fixed-rate, long-term advances compared to $9,980,000 in fixed-rate, long-term advances at December 31, 2016.  The Company also had outstanding $190,700,000 in letters of credit at September 30, 2017 compared to $130,700,000 at December 31, 2016. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of September 30, 2017 and December 31, 2016, were $27,428,000 and $23,445,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at September 30, 2017 and at December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$358,042	$345,803
Standby letters of credit	10,884	4,088
Mortgage loan rate-lock commitments	11,997	12,839
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at September 30, 2017 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2017 and into 2018.

Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of September 30, 2017 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	September 30, 2017
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$10,249	18.3%
Up 3.00%	7,983	14.3
Up 2.00%	5,580	10.0
Up 1.00%	2,920	5.2
Flat	—	—
Down 0.25%	(917)	(1.6)
Down 0.50%	(2,156)	(3.9)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended September 30, 2017 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	September 30, 2017
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$305,459	$56,058	22.5%
Up 3.00%	301,607	52,206	20.9
Up 2.00%	292,997	43,596	17.5
Up 1.00%	276,826	27,425	11.0
Flat	249,401	—	—
Down 0.25%	238,080	(11,321)	(4.5)
Down 0.50%	226,082	(23,319)	(9.4)

Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  Refer to those disclosures for further information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2017.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
No shares of the Company's common stock were repurchased during the three months ended September 30, 2017. Under the share repurchase program, the Company has the remaining authority to repurchase up to 234,915 shares of the Company's common stock as of September 30, 2017.

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2017 and September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - November 6, 2017	(principal executive officer)

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - November 6, 2017	(principal financial officer)

/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - November 6, 2017	(principal accounting officer)