Form 10-K
period 2017-12-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2018-03-09
CIK 741516

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐ Yes   ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes  ☐ No
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
☐ Yes   ☑  No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2017, based on the closing price, was $294,857,157.
The number of shares of the registrant's common stock outstanding on March 2, 2018 was 8,675,516.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 15, 2018, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

PART I		PAGE
ITEM 1	Business	4
ITEM 1A	Risk Factors	14
ITEM 1B	Unresolved Staff Comments	None
ITEM 2	Properties	23
ITEM 3	Legal Proceedings	23
ITEM 4	Mine Safety Disclosures	23

PART II
ITEM 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
ITEM 6	Selected Financial Data	27
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	52
ITEM 8	Financial Statements and Supplementary Data	53
	Reports of Independent Registered Public Accounting Firm	54
	Consolidated Balance Sheets as of December 31, 2017 and 2016	57
	Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015	58
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015	59
	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016, and 2015	60
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	61
	Notes to Consolidated Financial Statements	62
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	None
ITEM 9A	Controls and Procedures	104
ITEM 9B	Other Information	None

PART III
ITEM 10	Directors, Executive Officers and Corporate Governance	*
ITEM 11	Executive Compensation	*
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	*
ITEM 14	Principal Accounting Fees and Services	*

PART IV
ITEM 15	Exhibits, Financial Statement Schedules	105
ITEM 16	Form 10-K Summary	None
_______________________________
*Certain information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors," "Election of Directors – Board Members Serving on Other Publicly Traded Company Boards of Directors," "Election of Directors – Board of Directors and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee," and "Code of Conduct" in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders.  The information required by Item 401 of Regulation S-K on executive officers is disclosed herein.
The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders.
The information required by Item 12 is incorporated herein by reference to the information that appears under the heading "Security Ownership" in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders.  The information required by Item 201(d) of Regulation S-K is disclosed herein.  See Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Related Party Transactions" and "Election of Directors – Board Independence" in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders.
The information required by Item 14 is incorporated herein by reference to the information that appears under the heading "Independent Registered Public Accounting Firm" in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders.

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

•	businesses that the Company is engaged in may be adversely affected by legislative or regulatory changes, including changes in accounting standards and tax laws;

•	the ability to retain key personnel;

•	the failure of assumptions underlying the allowance for loan losses; and

•	risks associated with mergers, acquisitions, and other expansion activities.
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
As of December 31, 2017, the operations of the Company are conducted at twenty-six banking offices and two loan production offices in Roanoke, Virginia and Raleigh, North Carolina.  Through these offices, the Company serves its primary market area of south central Virginia and north central North Carolina. The Bank provides a full array of financial products and services, including commercial, mortgage, and consumer banking; trust and investment services; and insurance.  Services are also provided through thirty-four Automated Teller Machines ("ATMs"), "Online Banking," and "Telephone Banking."
The Company has two reportable segments, (i) community banking and (ii) trust and investment services. For more financial data and other information about each of the Company’s operating segments, refer to "Note 20 - Segment and Related Information" of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Competition and Markets
Vigorous competition exists in the Company's service areas.  The Company competes not only with national, regional, and community banks, but also with other types of financial institutions including savings banks, finance companies, mutual and money market fund providers, brokerage firms, insurance companies, credit unions, and mortgage companies.
The Company’s primary market area is south central Virginia and north central North Carolina. The Company also has a significant presence in Roanoke, Virginia. The Company's Virginia banking offices are located in the cities of Danville, Lynchburg and Martinsville and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane and Winston-Salem and in the counties of Alamance, Caswell and Guilford.

The Company has the largest deposit market share in the City of Danville, Virginia.  The Company had a deposit market share in the Danville Micropolitan Statistical Area of 35.3% at June 30, 2017, based on Federal Deposit Insurance Corporation ("FDIC") data. The Company has the second largest deposit market share in Pittsylvania County, Virginia.  The Company had a deposit market share in Pittsylvania County of 23.4% at June 30, 2017, based on FDIC data.
The Virginia market area, in which the Company has a significant presence, continues to show improvement. The region's economic base continues to be weighted toward the manufacturing sector.  Although the region was negatively impacted by the elimination of many textile plant closings over several decades, the area has experienced some new manufacturing plant openings as well as job growth in the technology area. Other important industries include farming, tobacco processing and sales, food processing, and packaging tape production.
The Company's market area in North Carolina has strong competition in attracting deposits and making loans. Its most direct competition for deposits comes from commercial banks, savings institutions and credit unions located in the market area, including large financial institutions that have greater financial and marketing resources available to them.  The Company had a deposit market share in Alamance County of 15.0% at June 30, 2017, based on FDIC data, which was the second largest of any FDIC-insured institution.
In the fall of 2016, the Company announced the opening of a de novo branch in each of Roanoke, Virginia and Winston-Salem, North Carolina.
Supervision and Regulation
The Company and the Bank are extensively regulated under federal and state law.  The following information describes certain aspects of that regulation applicable to the Company and the Bank and does not purport to be complete.  Proposals to change the laws, regulations, and policies governing the banking industry are frequently raised in U.S. Congress, in state legislatures, and before the various bank regulatory agencies.  The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are impossible to determine with any certainty.  A change in applicable laws, regulations or policies, or a change in the way such laws, regulations or policies are interpreted by regulatory agencies or courts, may have a material impact on the business, operations, and earnings of the Company and the Bank.
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
American National Bank and Trust Company
American National Bank and Trust Company is a federally chartered national bank and is a member of the Federal Reserve System.  As a national bank, the Bank is subject to supervision, regulation and examination by the Office of the Comptroller of the Currency (the "OCC") and is required to file various reports and additional information with the OCC.  The OCC has primary supervisory and regulatory authority over the operations of the Bank. Because the Bank accepts insured deposits from the public, it is also subject to examination by the FDIC.
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
In 2017, Congress introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion.
The Dodd-Frank Act has had, and may in the future have, a material impact on the Company’s operations, particularly through increased compliance costs resulting from new and possible future consumer and fair lending regulations. The future changes resulting from the Dodd-Frank Act may affect the profitability of business activities, require changes to certain business practices, impose more stringent regulatory requirements or otherwise adversely affect the business and financial condition of the Company and the Bank. These changes may also require the Company to invest significant management attention and resources to evaluate and make necessary changes to comply with new statutory and regulatory requirements.
Deposit Insurance
The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain the DIF. On April 1, 2011, the deposit insurance assessment base changed from total deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-

Frank Act. Also on April 1, 2011, the FDIC began utilizing a risk-based assessment system that imposed insurance premiums based upon a risk category matrix that took into account a bank’s capital level and supervisory rating. Effective July 1, 2016, the FDIC again changed its deposit insurance pricing and eliminated all risk categories and now uses the "financial ratios method" based on CAMELS composite ratings to determine assessment rates for small established institutions with less than $10 billion in assets. The CAMELS rating system is a supervisory rating system designed to take into account and reflect all financial and operational risks that a bank may face, including capital adequacy, asset quality, management capability, earnings, liquidity and sensitivity to market risk ("CAMELS"). CAMELS composite ratings set a maximum assessment for CAMELS 1 and 2 rated banks, and set minimum assessments for lower rated institutions.
The FDIC’s "reserve ratio" of the DIF to total industry deposits reached its 1.15% target effective June 30, 2016. On March 15, 2016, the FDIC implemented by final rule certain Dodd-Frank Act provisions by raising the DIF’s minimum reserve ratio from 1.15% to 1.35%. The FDIC imposed a 4.5 basis point annual surcharge on insured depository institutions with total consolidated assets of $10 billion or more. The new rule grants credits to smaller banks for the portion of their regular assessments that contribute to increasing the reserve ratio from 1.15% to 1.35%. Prior to when the new assessment system became effective, the Bank’s overall rate for assessment calculations was 9 basis points or less, which was within the range of assessment rates for the lowest risk category under the former FDIC assessment rules. In 2017 and 2016, the Company recorded expense of $538,000 and $647,000, respectively, for FDIC insurance premiums.
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
Capital Requirements
The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to all banks and bank holding companies.  In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Under the risk-based capital requirements of these federal bank regulatory agencies that were effective through December 31, 2017, the Company and the Bank were required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, were multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset.
On June 7, 2012, the FRB issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain provisions of the Dodd-Frank Act.  On July 2, 2013, the FRB and the OCC approved certain revisions to the proposals and finalized new capital requirements for banking organizations.
Effective January 1, 2015, the final rules required the Company and the Bank to comply with the following new minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6% of risk-weighted assets (increased from the prior requirement of 4%); (iii) a total capital ratio of 8% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4% of total assets (unchanged from the prior requirement).  These are the initial capital requirements, which will be phased-in over a four-year period.  When fully phased-in on January 1, 2019, the rules will require the Company and the  Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
The Tier 1 and total capital to risk-weighted asset ratios of the Company were 13.42% and 14.39%, respectively, as of December 31, 2017, thus exceeding the minimum requirements. The common equity Tier 1 capital ratio of the Company was

11.50% and the Bank was 12.79% as of December 31, 2017. The Tier 1 and total capital to risk-weighted asset ratios of the Bank were 12.79% and 13.75%, respectively, as of December 31, 2017 also exceeding the minimum requirements.
The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
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
In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.
Based on management's understanding and interpretation of the capital rules, it believes that, as of December 31, 2017, the Company and the Bank meet all capital adequacy requirements under such rules on a fully phased-in basis as if such requirements were in effect as of such date.
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
Reflecting changes under the new Basel III capital requirements, the relevant capital measures that became effective on January 1, 2015 for prompt corrective action are the total capital ratio, the common equity Tier 1 capital ratio, the Tier 1 capital ratio and the leverage ratio.  A bank will be (i) "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any capital directive order; (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not "well capitalized"; (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a common equity Tier 1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a common equity Tier 1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank's capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.  Management believes, as of December 31, 2017 and 2016, the Company met the requirements for being classified as "well capitalized."
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
Branching
Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal bank regulatory agency and state bank regulatory authorities may require applications or notices.
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

Office of Foreign Assets Control
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure compliance. The Company is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for the Company.
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in March 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, like the Bank, for which it would go beyond the existing Interagency Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight and (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the financial institution is not taking prompt and effective measures to correct the deficiencies. At December 31, 2017, the Company had not been made aware of any instances of non-compliance with the final guidance.
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
Tax Reform
On December 22, 2017, the President of the United States signed into law the Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”). The legislation made key changes to the U.S. tax law, including the reduction of the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $2.7 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. The Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Employees
At December 31, 2017, the Company employed 328 full-time equivalent persons.  In the opinion of the management of the Company, the relationship with employees of the Company and the Bank is good.

Internet Access to Company Documents
The Company provides access to its Securities and Exchange Commission (the "SEC") filings through a link on the Investor Relations page of the Company's website at www.amnb.com.  Reports available at no cost include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are filed electronically with the SEC. The information on the Company's website is not incorporated into this Annual Report on Form 10-K or any other filing the Company makes with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
Executive Officers of the Company
The following table lists, as of December 31, 2017, the executive officers of the Company, their ages, and their positions:

Name	Age	Position
Jeffrey V. Haley	57
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

William W. Traynham	62
Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since January 2015. Executive Vice President, Chief Financial Officer, and Cashier of the Bank since April 2009.

H. Gregg Strader	59
Executive Vice President and Chief Banking Officer of the Company since January 2015. Executive Vice President and Chief Banking Officer of the Bank since January 2014. Executive Vice President of the Bank from June 2013 until December 2013. Executive Vice President and Chief Credit Officer of IBERIABANK Corporation from 2010 to June 2013.

Edward C. Martin	44
Executive Vice President and Chief Credit Officer of the Bank since March 2017. Senior Credit Officer of the Bank from September 2016 until March 2017. Regional Credit Officer of Bank of North Carolina from July 2015 to September 2016. Chief Credit Officer of Valley Bank from June 2007 to June 2015.

ITEM 1A – RISK FACTORS
Risks Related to the Company's Business
The Company's business is subject to interest rate risk, and variations in interest rates and inadequate management of interest rate risk may negatively affect financial performance.
Changes in the interest rate environment may reduce the Company's profits.  It is expected that the Company will continue to realize income from the spread between the interest earned on loans, securities, and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities.  In addition, loan volume and yields are affected by market interest rates on loans, and the current interest rate environment encourages extreme competition for new loan originations from qualified borrowers.  Management cannot ensure that it can minimize the Company's interest rate risk. While an increase in the general level of interest rates may increase the loan yield and the net interest margin, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest and principal of their obligations.  In addition, rising interest rates may result in the Company’s interest expense increasing, with a commensurate adverse effect on net interest income, particularly if the Company must pay interest on demand deposits to attract or retain customer accounts. As interest rates increase, deposit costs will continue to increase, which could adversely impact the Company’s net interest income. In a rising rate environment, competition for cost-effective deposits can be expected to increase, making it more costly for the Company to fund loan growth. Accordingly, changes in levels of market interest rates could materially and adversely affect the net interest spread, asset quality, loan origination volume, and overall profitability of the Company.

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
Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. These institutions also may have differing pricing and underwriting standards, which may adversely affect the Company through the loss of business or causing a misalignment in the Company’s risk-return relationship. Areas of competition include interest rates for loans and deposits, efforts to obtain loans and deposits, and range and quality of products and services provided, including new technology-driven products and services.  Technological innovation continues to contribute to greater competition in domestic financial services markets as technological advances enable more companies to provide financial services.  If the Company is unable to attract and retain banking customers, it may be unable to continue to grow loan and deposit portfolios and its results of operations and financial condition may be adversely affected.
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
Most of the Company's commercial business and commercial real estate loans are made to small business or middle market customers.  These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions.  Additionally, these loans may increase concentration risk as to industry or collateral securing the loans. If general economic conditions in the market areas in which the Company operates negatively impact this important customer sector, the Company's results of operations and financial condition may be adversely affected.  Moreover, a portion of these loans have been made by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.  The deterioration of the borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on the Company's financial condition and results of operations.
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
The Company offers a variety of secured loans, including commercial lines of credit, commercial term loans, real estate, construction, home equity lines of credit, consumer and other loans. Many of these loans are secured by real estate (both residential and commercial) located in the Company's market area. A downturn in the real estate market in the areas in which the Company conducts its operations could negatively affect the Company's business because significant portions of its loans are secured by real estate.  At December 31, 2017, the Company had approximately $1.3 billion in loans, of which approximately $1.1 billion (80.8%) were secured by real estate.  The ability to recover on defaulted loans by selling the real estate collateral could then be diminished and the Company would be more likely to suffer losses.
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
The Company is a relationship-driven organization. A key aspect of the Company’s business strategy is for its senior officers to have primary contact with current and potential customers. The Company’s growth and development is in large part a result of these personalized relationships with the customer base. The success of the Company also often depends on its ability to hire and retain qualified banking officers.
The Company’s senior officers have considerable experience in the banking industry and related financial services and are extremely valuable and would be difficult to replace. The loss of the services of these officers could have a material adverse effect upon future prospects. Although the Company has entered into employment contracts with certain of its senior executive officers, and purchased key man life insurance policies to mitigate the risk of an unforeseen departure or death of certain of the senior executive officers, it cannot offer any assurance that they and other key employees will remain employed by the Company. The unexpected loss of services of one or more of these key employees could have a material adverse effect on operations and possibly result in reduced revenues.
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
In July 2013, the FRB and the OCC released final rules which implement the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act. Under the final rules, minimum requirements for both the quality and quantity of capital held by banking organizations have increased. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The rule also, among other things, raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and included a minimum leverage ratio of 4% for all banking organizations. The new rules became effective January 1, 2015. The potential impact of the new capital rules includes, but is not limited to, reduced lending and negative pressure on profitability and return on equity due to the higher capital requirements. To the extent the Company is required to increase capital in the future to comply with the new capital rules, its ability to pay dividends on its securities may be reduced.
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.
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
When the Company completes an acquisition, generally goodwill is recorded on the date of acquisition as an asset.  Current accounting guidance requires for goodwill to be tested for impairment, which the Company performs an impairment analysis at least annually, rather than amortizing it over a period of time.  A significant adverse change in expected future cash flows or sustained adverse change in the Company's common stock could require the asset to become impaired.  If impaired, the Company would incur a non-cash charge to earnings that would have a significant impact on the results of operations.  The carrying value of goodwill was approximately $43.9 million at December 31, 2017.
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
Third parties provide key components of the Company's business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access.  While the Company has selected these third party vendors carefully, it does not control their actions.  Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cybersecurity breaches, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company's ability to deliver products and services to its customers and otherwise conduct its business.  Financial or operational difficulties of a third party vendor could also hurt the Company's operations if those difficulties interface with the vendor's ability to serve the Company.  Replacing these third party vendors could also create significant delay and expense.  Accordingly, use of such third parties creates an unavoidable inherent risk to the Company's business operations.
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
The Company's operations may be adversely affected by cybersecurity risks.
The Company relies heavily on communications and information systems to conduct business.  Any failure, interruption, or breach in security of these systems could result in failures or disruptions in the Company's internet banking, deposit, loan, and other systems.  While the Company has policies and procedures designed to prevent or limit the effect of such failure, interruption, or security breach of the Company's information systems, there can be no assurance that they will not occur or, if they do occur, that they will be adequately addressed.  Further, to access the Company’s products and services, its customers may use computers and mobile devices that are beyond the Company’s security control systems. The occurrence of any failure, interruption or security breach of the Company's communications and information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability.  Additionally, the Company outsources its data processing to a third party. If the Company's third party provider encounters difficulties or if the Company has difficulty in communicating with such third party, it will significantly affect the Company's ability to adequately process and account for customer transactions, which would significantly affect its business operations.
In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance and use of this information is critical to operations and the Company's business strategy. The Company has invested in accepted technologies, and annually reviews processes and practices that are designed to protect its networks, computers and data from damage or unauthorized access. Despite these security measures, the Company's computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged or disclosed. A breach in security could result in legal claims, regulatory penalties, disruption in operations, and damage to the Company's reputation, which could adversely affect the Company's business.  Furthermore, as cyberattacks continue to evolve and increase, the Company may be required to expend significant additional resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.
Multiple major U.S. retailers, financial institutions, government agencies and departments have experienced data systems incursions reportedly resulting in the thefts of credit and debit card information, online account information, and other financial data of tens of millions of individuals and customers. Retailer incursions affect cards issued and deposit accounts maintained by many financial institutions, including the Bank. Although neither the Company's nor the Bank's systems are breached in government or retailer incursions, these events can cause the Bank to reissue a significant number of cards and take other costly steps to avoid significant theft loss to the Bank and its customers.  In some cases, the Bank may be required to reimburse customers for the losses they incur. Other possible points of intrusion or disruption not within the Company's nor the Bank's control include internet service providers, electronic mail portal providers, social media portals, distant-server (so called "cloud") service providers, electronic data security providers, personal computers and mobile phones, telecommunications companies, and mobile phone manufacturers.
The Company’s risk-management framework may not be effective in mitigating risk and loss.
The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, reputation, compliance, litigation and cybersecurity. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the Company’s results of operations and financial condition may be adversely affected.

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
Negative perception of the Company through media may adversely affect the Company’s reputation and business.
The Company’s reputation is critical to the success of its business. The Company believes that its brand image has been well received by customers, reflecting the fact that the brand image, like the Company’s business, is based in part on trust and confidence. The Company’s reputation and brand image could be negatively affected by rapid and widespread distribution of publicity through social and traditional media channels. The Company’s reputation could also be affected by the Company’s association with clients affected negatively through social and traditional media distribution, or other third parties, or by circumstances outside of the Company’s control. Negative publicity, whether true or untrue, could affect the Company’s ability to attract or retain customers, or cause the Company to incur additional liabilities or costs, or result in additional regulatory scrutiny.
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
Changes in the federal, state or local tax laws may negatively impact the Company’s financial performance.
Changes in tax law could increase the Company’s effective tax rates. Such changes may be retroactive to previous periods and as a result could negatively affect the Company’s current and future financial performance. The Tax Reform Act, the full impact of which the Company is still analyzing, is likely to have both positive and negative effects on the Company’s financial performance. For example, the new legislation will result in a reduction in federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on the Company’s earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, the Company revalued its ending net deferred tax assets at December 31, 2017 and recognized a provisional $2.7 million tax expense in the Company’s consolidated statement of income for the year ended December 31, 2017. The impact of the Tax Reform Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that the Company has made, guidance or regulations that may be promulgated, and other actions that the Company may take as a result of the Tax Reform Act. Similarly, the Company’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Reform Act and such effects, whether positive or negative, may have a corresponding impact on the Company’s business and the economy as a whole.
Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact the Company’s business.
Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.
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
ITEM 2 – PROPERTIES
As of December 31, 2017, the Company maintained twenty-six banking offices.  The Company's Virginia banking offices are located in the cities of Danville, Martinsville, Lynchburg, and in the counties of Bedford, Campbell, Franklin, Halifax, Henry, Pittsylvania and Roanoke.  In North Carolina, the Company's banking offices are located in the cities of Burlington, Graham, Greensboro, Mebane and Winston-Salem and in the counties of Alamance, Caswell, and Guilford.  The Company also operates two loan production offices.
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
The Company has an office at 3101 South Church Street in Burlington, North Carolina.  This building serves as the head office for the Company's North Carolina operations.
The Company has an office at 3000 Ogden Road in Roanoke, Virginia. The building is approximately 14,000 square feet and serves as the Company's main office in the Roanoke market.
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
ITEM 4 – MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
The Company's common stock is traded on the Nasdaq Global Select Market under the symbol "AMNB." At December 31, 2017, the Company had 3,213 shareholders of record. The following table presents the high and low sales prices for the Company's common stock and dividends declared for the past two years.

	Sales Price		Dividends Declared
2017	High	Low	Per Share

1st quarter	$39.40	$33.80	$0.24
2nd quarter	42.50	34.60	0.24
3rd quarter	41.95	35.05	0.24
4th quarter	43.00	36.65	0.25
			$0.97

	Sales Price		Dividends Declared
2016	High	Low	Per Share

1st quarter	$26.00	$22.29	$0.24
2nd quarter	27.69	24.36	0.24
3rd quarter	28.50	24.87	0.24
4th quarter	36.25	26.41	0.24
			$0.96
The Company’s future dividend policy is subject to the discretion of the Boards of Directors of the Company and the Bank and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. The Company and the Bank are also subject to certain restrictions imposed by the reserve and capital requirements of federal and state statutes and regulations. See “Part I, Item 1. Business - Supervision and Regulation - Dividends,” for information on regulatory restrictions on dividends.
Stock Compensation Plans
Until its expiration date on February 18, 2018, the Company maintained the 2008 Stock Incentive Plan ("2008 Plan"), which was designed to attract and retain qualified personnel in key positions, provide employees with an equity interest in the Company as an incentive to contribute to the success of the Company, and reward employees for outstanding performance and the attainment of targeted goals. The 2008 Plan and stock compensation in general is discussed in Note 12 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

The following table summarizes information, as of December 31, 2017, relating to the Company's equity based compensation plans, pursuant to which grants of options to acquire shares of common stock have been and may be granted from time to time.

	December 31, 2017
	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Per Share Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Stock Compensation Plans
Equity compensation plans approved by shareholders	50,985	$24.09	95,498
Equity compensation plans not approved by shareholders	—	—	—
Total	50,985	$24.09	95,498
Stock Repurchase Program
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors (the "Board") of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common shares over a two year period. The share purchase limit was equal to approximately 3.5% of the 8,622,000 common shares then outstanding at the time the Board approved the program. The program expired on November 19, 2017.
During 2017, the Company did not repurchase any shares. In 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000.
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period.

Comparative Stock Performance
The following graph compares the Company's cumulative total return to its shareholders with the returns of two indexes for the five-year period ended December 31, 2017.  The cumulative total return was calculated taking into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2012.  The indexes are the Nasdaq Composite Index; the SNL Bank $1 Billion - $5 Billion Index, which includes bank holding companies with assets of $1 billion to $5 billion and is published by SNL Financial, LC.

American National Bankshares Inc.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
American National Bankshares Inc.	$100.00	$135.48	$133.35	$143.19	$201.42	$227.54
Nasdaq Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $1B-$5B	100.00	145.41	152.04	170.20	244.85	261.04

ITEM 6 - SELECTED FINANCIAL DATA
The following table sets forth selected financial data for the Company for the last five years:

(Amounts in thousands, except share and per share information and ratios)
	December 31,
	2017	2016	2015	2014	2013
Results of Operations:
Interest income	$63,038	$56,170	$55,169	$47,455	$52,956
Interest expense	7,291	6,316	5,904	5,730	6,583
Net interest income	55,747	49,854	49,265	41,725	46,373
Provision for loan losses	1,016	250	950	400	294
Noninterest income	14,227	13,505	13,287	11,176	10,827
Noninterest expense	42,883	39,801	40,543	34,558	35,105
Income before income tax provision	26,075	23,308	21,059	17,943	21,801
Income tax provision	10,826	7,007	6,020	5,202	6,054
Net income	$15,249	$16,301	$15,039	$12,741	$15,747

Financial Condition:
Assets	$1,816,078	$1,678,638	$1,547,599	$1,346,492	$1,307,512
Loans, net of unearned income	1,336,125	1,164,821	1,005,525	840,925	794,671
Securities	327,447	352,726	345,661	349,250	351,013
Deposits	1,534,726	1,370,640	1,262,660	1,075,837	1,057,675
Shareholders' equity	208,717	201,380	197,835	173,780	167,551
Shareholders' equity, tangible	163,654	155,789	151,280	132,692	125,349

Per Share Information:
Earnings per share, basic	$1.76	$1.89	$1.73	$1.62	$2.00
Earnings per share, diluted	1.76	1.89	1.73	1.62	2.00
Cash dividends paid	0.97	0.96	0.93	0.92	0.92
Book value	24.13	23.37	22.95	22.07	21.23
Book value, tangible	18.92	18.08	17.55	16.86	15.89

Average common shares outstanding - basic	8,641,717	8,611,507	8,680,502	7,867,198	7,872,870
Average common shares outstanding - diluted	8,660,628	8,621,241	8,688,450	7,877,576	7,884,561

Selected Ratios:
Return on average assets	0.87%	1.02%	0.99%	0.97%	1.20%
Return on average equity (1)	7.34%	8.07%	7.65%	7.40%	9.52%
Return on average tangible equity (2)	9.59%	10.85%	10.62%	10.31%	13.75%
Dividend payout ratio	54.98%	50.71%	53.65%	56.80%	46.03%
Efficiency ratio (3)	60.89%	61.47%	63.81%	63.41%	57.57%
Net interest margin	3.50%	3.52%	3.69%	3.66%	4.10%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.02%	1.10%	1.25%	1.48%	1.59%
Allowance for loan losses to period end non-performing loans	531.37%	360.39%	242.09%	302.21%	248.47%
Non-performing assets to total assets	0.21%	0.29%	0.48%	0.46%	0.65%
Net charge-offs to average loans	0.02%	0.00%	0.08%	0.07%	(0.02)%

Capital Ratios:
Total risk-based capital ratio	14.39%	14.81%	16.34%	17.86%	18.14%
Common equity tier 1 capital ratio	11.50%	11.77%	12.88%	n/a	n/a
Tier 1 capital ratio	13.42%	13.83%	15.23%	16.59%	16.88%
Tier 1 leverage ratio	10.95%	11.67%	12.05%	12.16%	11.81%
Tangible equity to tangible assets ratio (4)	9.24%	9.54%	10.08%	10.00%	9.91%

(1)	Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

(2)
Return on average tangible common equity is calculated by dividing net income available to common shareholders plus amortization of intangibles tax effected by average common equity less average intangibles.

(3)
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (a) gains or losses on securities and (b) gains or losses on sale of premises and equipment.

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

Goodwill and Intangible Assets
The Company follows ASC 350, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives, which range from 8.25 to 10 years, to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated balance sheets. No indicators of impairment were identified during the years ended December 31, 2017, 2016, or 2015.
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

NON-GAAP PRESENTATIONS
Non-GAAP presentations are provided because the Company believes these may be valuable to investors. These include (1) the calculation of the efficiency ratio and (2) the analysis of net interest income presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of other real estate owned ("OREO") by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (i) gains or losses on securities and (ii) gains or losses on sale of premises and equipment. The efficiency ratio for 2017, 2016, and 2015 was 60.89%, 61.47%, and 63.81%, respectively. The Company expects continued improvement in this ratio in 2018. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Efficiency Ratio
Noninterest expense	$42,883	$39,801	$40,543
Add/Subtract: loss/(gain) on sale OREO	(164)	(228)	99
	$42,719	$39,573	$40,642

Net interest income	$55,747	$49,854	$49,265
Tax equivalent adjustment	1,339	1,846	2,014
Noninterest income	14,227	13,505	13,287
Subtract: gain on securities	(812)	(836)	(867)
Add/Subtract: (gain)/loss on sale of fixed assets	(344)	9	(11)
	$70,157	$64,378	$63,688

Efficiency ratio	60.89%	61.47%	63.81%

Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit for 2017, 2016 and 2015 is 35%. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$55,581	$48,224	$46,985
Interest income - investments and other	8,796	9,792	10,198
Interest expense - deposits	(5,794)	(5,103)	(4,811)
Interest expense - customer repurchase agreements	(142)	(5)	(9)
Interest expense - other short-term borrowings	(31)	(5)	—
Interest expense - long-term borrowings	(1,324)	(1,203)	(1,084)
Total net interest income	$57,086	$51,700	$51,279
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(305)	$(253)	$(125)
Tax benefit realized on non-taxable interest income - municipal securities	(1,034)	(1,593)	(1,889)
GAAP measures	$55,747	$49,854	$49,265
STRATEGIC EVENT
In the fall of 2016, the Company announced the opening of a de novo branch in each of Roanoke, Virginia and Winston-Salem, North Carolina. Current staffing for Roanoke includes sixteen full-time equivalent employees, of which eight are lenders. Current staffing for Winston-Salem includes six full-time equivalent employees, of which three are lenders. The operations of these new branches positively impacted earning assets, deposits and operating results for 2017.
RESULTS OF OPERATIONS
Net Income
Net income for 2017 was $15,249,000 compared to $16,301,000 for 2016, a decrease of $1,052,000 or 6.5%. Basic and diluted earnings per share were $1.76 for 2017 compared to $1.89 for 2016. This net income produced for 2017 a return on average assets of 0.87%, a return on average equity of 7.34%, and a return on average tangible equity of 9.59%.
Although the corporate tax rate reduction from 35% to 21% enacted into law by the Tax Reform Act becomes effective in 2018, the enactment required companies to revalue their deferred tax assets at the new tax rate in 2017. Accordingly, in December 2017 the Company recognized a $2.7 million charge ($0.31 per share) to its deferred tax asset and a corresponding increase in income tax expense. Without the impact of the one-time deferred tax write-down, net income for 2017 would have been $17.9 million, an increase of $1.6 million compared to 2016. Basic and diluted earnings per share would have been $2.07.
Net income for 2016 was $16,301,000 compared to $15,039,000 for 2015, an increase of $1,262,000 or 8.4%. Basic and diluted earnings per share were $1.89 for 2016 compared to $1.73 for 2015. This net income produced for 2016 a return on average assets of 1.02%, a return on average equity of 8.07%, and a return on average tangible equity of 10.85%.
Earnings for 2017, 2016, and 2015 were favorably impacted by the 2011 acquisition of MidCarolina Financial Corporation ("MidCarolina") and the 2015 acquisition of MainStreet. The financial impact of the mergers was mostly a significant increase in earning assets.
Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The 2011 acquisition of MidCarolina and the 2015 acquisition of MainStreet impacted net interest income positively for 2017, 2016 and 2015, through increased earning assets.
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
Net interest income on a taxable equivalent basis increased $5,386,000 or 10.4% in 2017 from 2016, following a $421,000 or 0.8% increase in 2016 from 2015. The increase in net interest income in 2017 was primarily due to increased volumes of earning assets related to organic growth.
Yields on loans were 4.39% in 2017 compared to 4.54% in 2016. Cost of funds was 0.64% in 2017 compared to 0.60% in 2016. Between 2017 and 2016, deposit rates for demand accounts decreased to 0.02% from 0.05%, money market accounts increased to 0.50% from 0.18%, and time deposits decreased to 1.05% from 1.14%. The increase in money market rates was related mainly to high dollar volume commercial and municipal customer accounts. Management regularly reviews deposit pricing and attempts to keep costs as low as possible, while remaining competitive. The net interest margin was 3.50% for 2017, 3.52% for 2016, and 3.69% for 2015.
During 2008, the Federal Open Market Committee ("FOMC") of the FRB reduced the federal funds rate seven times from 4.25% to 0.25%, where it remained, unchanged, through mid December 2015. On December 17, 2015, the FOMC raised the target federal funds rate from 0.25% to 0.50%. On December 15, 2016, the FOMC raised the target federal funds rate from 0.50% to 0.75%. The FOMC raised the target federal funds rate by 0.25% on March 15, June 14, and December 13, 2017, ending the year at 1.50%. The increase in rates is expected to have a nominal positive impact on net interest income. Given recent economic and geopolitical events in 2017 and early 2018, the federal funds rate may be higher at year end 2018, but there is uncertainty and the Company cannot predict as to how much higher it may be.
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

Net Interest Income Analysis
(in thousands, except yields and rates)

	Average Balance			Interest Income/Expense			Average Yield/Rate
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Loans:
Commercial	$229,239	$198,326	$156,646	$8,829	$7,856	$6,893	3.85%	3.96%	4.40%
Real estate	1,031,558	859,721	809,545	46,400	39,763	39,362	4.50	4.63	4.86
Consumer	4,652	5,230	9,669	352	605	730	7.57	11.57	7.55
Total loans	1,265,449	1,063,277	975,860	55,581	48,224	46,985	4.39	4.54	4.81

Securities:
Federal agencies and GSEs	97,670	96,009	88,384	1,849	1,674	1,364	1.89	1.74	1.54
Mortgage-backed and CMOs	82,042	79,720	61,741	1,725	1,635	1,346	2.10	2.05	2.18
State and municipal	105,869	160,279	183,208	3,781	5,647	6,746	3.57	3.52	3.68
Other securities	15,796	15,953	15,783	707	560	532	4.48	3.51	3.37
Total securities	301,377	351,961	349,116	8,062	9,516	9,988	2.68	2.70	2.86

Federal funds sold	—	—	5,230	—	—	6	—	—	0.11
Deposits in other banks	65,027	55,410	61,280	734	276	204	1.13	0.50	0.33
Total interest earning assets	1,631,853	1,470,648	1,391,486	64,377	58,016	57,183	3.95	3.94	4.11

Nonearning assets	126,159	127,501	132,280

Total assets	$1,758,012	$1,598,149	$1,523,766

Deposits:
Demand	$217,833	$216,521	$223,825	43	99	82	0.02	0.05	0.04
Money market	335,085	239,262	196,828	1,668	432	260	0.50	0.18	0.13
Savings	125,157	118,144	109,697	38	47	53	0.03	0.04	0.05
Time	383,444	396,801	404,366	4,045	4,525	4,416	1.05	1.14	1.09
Total deposits	1,061,519	970,728	934,716	5,794	5,103	4,811	0.55	0.53	0.51

Customer repurchase agreements	46,335	46,832	48,105	142	5	9	0.31	0.01	0.02
Other short-term borrowings	3,158	656	14	31	5	—	0.98	0.76	0.36
Long-term borrowings	36,887	37,640	37,515	1,324	1,203	1,084	3.59	3.20	2.89
Total interest bearing liabilities	1,147,899	1,055,856	1,020,350	7,291	6,316	5,904	0.64	0.60	0.58

Noninterest bearing demand deposits	392,663	330,315	297,483
Other liabilities	9,643	9,904	9,415
Shareholders' equity	207,807	202,074	196,518
Total liabilities and shareholders' equity	$1,758,012	$1,598,149	$1,523,766

Interest rate spread							3.31%	3.34%	3.53%
Net interest margin							3.50%	3.52%	3.69%

Net interest income (taxable equivalent basis)				57,086	51,700	51,279
Less: Taxable equivalent adjustment				1,339	1,846	2,014
Net interest income				$55,747	$49,854	$49,265

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
Changes in Net Interest Income (Rate / Volume Analysis)

	2017 vs. 2016			2016 vs. 2015
	Increase	Change Attributable to		Increase	Change Attributable to
Interest income	(Decrease)	Rate	Volume	(Decrease)	Rate	Volume
Loans:
Commercial	$973	$(223)	$1,196	$963	$(738)	$1,701
Real estate	6,637	(1,119)	7,756	401	(1,972)	2,373
Consumer	(253)	(192)	(61)	(125)	293	(418)
Total loans	7,357	(1,534)	8,891	1,239	(2,417)	3,656
Securities:
Federal agencies and GSEs	175	146	29	310	186	124
Mortgage-backed and CMOs	90	42	48	289	(84)	373
State and municipal	(1,866)	76	(1,942)	(1,099)	(282)	(817)
Other securities	147	153	(6)	28	22	6
Total securities	(1,454)	417	(1,871)	(472)	(158)	(314)
Federal funds sold	—	—	—	(6)	6	(12)
Deposits in other banks	458	403	55	72	93	(21)
Total interest income	6,361	(714)	7,075	833	(2,476)	3,309

Interest expense
Deposits:
Demand	(56)	(57)	1	17	20	(3)
Money market	1,236	1,007	229	172	108	64
Savings	(9)	(12)	3	(6)	(10)	4
Time	(480)	(331)	(149)	109	193	(84)
Total deposits	691	607	84	292	311	(19)
Customer repurchase agreements	137	137	—	(4)	(4)	—
Other borrowings	147	90	57	124	101	23
Total interest expense	975	834	141	412	408	4
Net interest income	$5,386	$(1,548)	$6,934	$421	$(2,884)	$3,305

Noninterest Income
For the year ended December 31, 2017, noninterest income increased $722,000 or 5.3% compared to the year ended December 31, 2016.

	Years Ended December 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest income:
Trust fees	$3,926	$3,791	$135	3.6%
Service charges on deposit accounts	2,002	2,048	(46)	(2.2)
Other fees and commissions	2,895	2,680	215	8.0
Mortgage banking income	2,208	1,713	495	28.9
Securities gains, net	812	836	(24)	(2.9)
Brokerage fees	829	843	(14)	(1.7)
Income from Small Business Investment Companies	236	463	(227)	(49.0)
Gains (losses) on premises and equipment, net	344	(9)	353	3,922.2
Other	975	1,140	(165)	(14.5)
Total noninterest income	$14,227	$13,505	$722	5.3%
A substantial portion of trust fees are earned based on account fair values, so changes in the equity markets may have a large and potentially volatile impact on revenue. Trust fees increased slightly while service charges decreased slightly for 2017 compared to 2016. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased significantly in 2017 as a result of increases in the volume of originations. Also, the Bank added new mortgage originators in the Roanoke market in the fourth quarter of 2016 and the second quarter of 2017. Secondary market mortgage loan volume for 2017 was $86,612,000 compared to $78,330,000 for 2016. Income from Small Business Investment Company ("SBIC") investments, which is volatile and difficult to predict, decreased $227,000 or 49.0% for 2017 compared to 2016. Net gains (losses) on premises and equipment increased $353,000 for 2017 compared to 2016 primarily due to a $337,000 gain from the sale of a bank owned commercial lot acquired in the MidCarolina acquisition. Other income decreased $165,000 for 2017 compared to 2016 primarily due to the additional income from investments in limited partnerships in 2016.

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
Trust fees and service charges decreased slightly for 2016 compared to 2015. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Mortgage banking income increased significantly in 2016 compared to 2015 as a result of increases in the volume of originations. Secondary market mortgage loan volume for 2016 was $78,330,000 compared to $59,030,000 for 2015. Income from SBIC investments decreased $449,000 or 49.2% for 2016 compared to 2015. Other income increased $267,000 for 2016 compared to 2015 primarily due to the additional income from investments in limited partnerships.

Noninterest Expense
For the year ended December 31, 2017, noninterest expense increased $3,082,000 or 7.7% as compared to the year ended December 31, 2016.

	Years Ended December 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change
Noninterest expense:
Salaries	$19,829	$17,568	$2,261	12.9%
Employee benefits	4,519	4,264	255	6.0
Occupancy and equipment	4,487	4,246	241	5.7
FDIC assessment	538	647	(109)	(16.8)
Bank franchise tax	1,072	995	77	7.7
Core deposit intangible amortization	528	964	(436)	(45.2)
Data processing	2,014	1,828	186	10.2
Software	1,144	1,143	1	0.1
Other real estate owned, net	303	336	(33)	(9.8)
Other	8,449	7,810	639	8.2
Total noninterest expense	$42,883	$39,801	$3,082	7.7%
Salaries expense increased $2,261,000, or 12.9%, in 2017 compared to 2016. The increase in salaries expense and employee benefits expense resulted primarily due to the addition of eight full time equivalent employees during 2017. The Bank added two mortgage loan originators, a trust officer, and several branch level personnel. On the support side of the Bank, additions were made to the credit function, risk, and loan review. The expense for FDIC assessment decreased in 2017 due to the reduction in FDIC assessment rates effective the third quarter of 2016. Core deposit intangible amortization decreased in 2017 compared to 2016 as the amortization expense relating to the Company's acquisition of MidCarolina in July 2011 recognized under the accelerated method and will likely be fully amortized in 2020. The increase of $639,000 in other expenses for 2017 compared to 2016 is primarily due to increased marketing and printing for marketing campaigns and the de novo branch openings in 2017.

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
OREO expense includes gains and losses on sale of foreclosed properties, adjustments related to re-appraisals of foreclosed properties, and operating expenses related to maintaining foreclosed properties. The activity related to this noninterest expense for the years ended December 31, 2017, 2016, and 2015 is shown below (dollars in thousands):

	2017	2016	2015
(Gain) loss on sale of OREO	$22	$72	$(185)
OREO valuation adjustments	143	156	86
OREO related expense	138	108	198
	$303	$336	$99
Income Taxes
Income taxes on 2017 earnings amounted to $10,826,000, resulting in an effective tax rate of 41.5%, compared to 30.1% in 2016 and 28.6% in 2015. Income tax expense for 2017 includes a one-time write-down of net deferred tax assets in the amount of $2.7 million, recorded as a result of the enactment of the Tax Reform Act on December 22, 2017. The Tax Reform Act reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018.
The effective tax rate is lowered by income that is not taxable for federal income tax purposes. The primary non-taxable income is from state and municipal securities and loans.
Fair Value Impact to Pretax Income
The July 2011 merger with MidCarolina and the January 2015 merger with MainStreet had a material and positive impact on earnings. The ongoing financial impact of the mergers was mostly the result of the increase in earnings assets. However, the specific financial impact of the fair value related accounting adjustments is reflected in the following tables. The tables present the actual effect of the accretable and amortizable fair value adjustments attributable to the mergers on net interest income and pretax income for the years ended December 31, 2017, 2016, and 2015, respectively (dollars in thousands):

			December 31, 2017
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2016	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(1,976)	$695	$(1,281)
Purchased impaired loans	Income	(5,709)	1,541	(4,168)	(1)
FHLB advances	Expense	20	(20)	—
Junior subordinated debt	Expense	1,659	(102)	1,557
Net Interest Income			2,114

Non-interest (expense)
Amortization of core deposit intangible	Expense	$1,719	(528)	$1,191
Net non-interest expense			(528)

Change in pretax income			$1,586
(1) Remaining discount balance includes $1,006,000 in reclassifications from the non-accretable difference.

			December 31, 2016
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2016	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,061)	$1,085	$(1,976)
Purchased impaired loans	Income	(7,066)	1,357	(5,709)	(1)
FHLB advances	Expense	42	(22)	20
Junior subordinated debt	Expense	1,761	(102)	1,659
Net Interest Income			2,318

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,683	(964)	$1,719
Net non-interest expense			(964)

Change in pretax income			$1,354
(1) Remaining discount balance includes $2,197,000 in reclassifications from the non-accretable difference.

				December 31, 2015
	Income Statement Effect	Premium/(Discount) Balance on December 31, 2015	Additions for the year ended	Accretion (Amortization) For the year ended	Remaining Premium/ (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(3,358)	$(1,279)	$1,576	$(3,061)
Purchased impaired loans	Income	(3,424)	(5,097)	1,455	(7,066)	(1)
Time deposits	Income	—	(288)	288	—
Time deposits - brokered	Income	—	(2)	2	—
FHLB advances	Expense	65	—	(23)	42
Junior subordinated debt	Expense	1,862	—	(101)	1,761
Net Interest Income			(6,666)	3,197

Non-interest (expense)
Amortization of core deposit intangible	Expense	$2,045	1,839	(1,201)	$2,683
Net non-interest expense			1,839	(1,201)

Change in pretax income			$(4,827)	$1,996
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

The table below summarizes the impact of the fair value merger related accounting impact to net interest income and impact to pretax income of the MidCarolina (for table immediately below, "MC") and MainStreet (for table immediately below, "MS") acquisitions (dollars in thousands):

For the Years Ended December 31,	2017			2016			2015

	MC	MS	Total	MC	MS	Total	MC	MS	Total

Net interest income	$1,167	$947	$2,114	$1,450	$868	$2,318	$2,268	$929	$3,197
Core deposit amortization	(321)	(207)	(528)	(717)	(247)	(964)	(906)	(295)	(1,201)
Total pretax income	$846	$740	$1,586	$733	$621	$1,354	$1,362	$634	$1,996
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings). An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline. Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at December 31, 2017 is asset sensitive. As of early 2018, management expects that the general direction of market interest rates will be stable to up, though volatility, sometimes substantial, is anticipated in the short-term.

Earnings Simulation
The table below shows the estimated impact of changes in interest rates on net interest income as of December 31, 2017 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.  Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.
Estimated Changes in Net Interest Income

	December 31, 2017
	Change in net interest income
Change in interest rates	Amount	Percent

Up 4.0%	$10,089	17.2%
Up 3.0%	7,837	13.3
Up 2.0%	6,497	9.3
Up 1.0%	2,870	4.9
Flat	—	—
Down 0.25%	(916)	(1.6)
Down 0.50%	(2,048)	(3.5)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the period ended December 31, 2017 (dollars in thousands):
Estimated Changes in Economic Value of Equity

	December 31, 2017
Change in interest rates	Amount	$ Change	% Change

Up 4%	$318,206	$51,911	19.5%
Up 3%	315,178	48,883	18.4
Up 2%	307,772	41,477	15.6
Up 1%	293,160	26,865	10.1
Flat	266,295	—	—
Down 0.25%	255,239	(11,056)	(4.2)
Down 0.50%	243,972	(22,323)	(8.4)

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
The Company has a line of credit with the FHLB, equal to 30% of the Company's assets, subject to the amount of collateral pledged. Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, home equity lines of credit, commercial real estate loans and commercial construction loans. In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB. At December 31, 2017, principal advance obligations to the FHLB consisted of $24,000,000 in variable-rate, short-term advances compared to $9,980,000 in fixed-rate, long-term advances and $20,000,000 in variable-rate, short-term advances at December 31, 2016. The Company also had outstanding $190,700,000 in letters of credit at December 31, 2017 compared to $130,700,000 in letters of credit at December 31, 2016. The letters of credit provide the Bank with additional collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio and accordingly increasing our balance sheet liquidity.
Short-term borrowing is discussed in Note 9 and long-term borrowing is discussed in Note 10 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each and has access to the Federal Reserve Bank of Richmond's discount window. There were no amounts outstanding under these facilities at December 31, 2017. The Company, through its subsidiary bank, has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts far exceeding $250,000. This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance sensitive customers. CDARS are classified as brokered deposits, however they are generally derived from customers with whom our institution has or wishes to have a direct and ongoing core deposit relationship. As a result, management considers these deposits functionally, though not technically, in the same category as core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network. Additionally, subject to certain limits, the Company can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool. Deposits through the CDARS program as of December 31, 2017 and 2016 were $25,838,000 and $23,445,000, respectively.
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
The following table presents information on the amortized cost, maturities, and taxable equivalent yields of securities at the end of the last three years (dollars in thousands):

	As of December 31,
	2017		2016		2015
	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield	Amortized Cost	Taxable Equivalent Yield
Federal Agencies:
Within 1 year	$7,001	1.49%	$9,392	1.16%	$10,027	0.56%
1 to 5 years	48,789	1.91	27,039	1.39	34,105	1.37
5 to 10 years	45,973	2.23	57,467	1.97	29,958	2.05
Over 10 years	12,483	2.02	12,481	2.02	7,511	2.70
Total	114,246	2.02	106,379	1.76	81,601	1.64

Mortgage-backed:
Within 1 year	—	—	1,919	4.57	—	—
1 to 5 years	2,770	2.59	4,040	2.67	6,442	3.40
5 to 10 years	22,849	2.29	15,242	2.29	15,841	2.44
Over 10 years	80,544	2.28	58,716	1.99	48,237	2.12
Total	106,163	2.29	79,917	2.15	70,520	2.51

State and Municipal:
Within 1 year	4,539	2.73	11,637	2.80	17,769	2.46
1 to 5 years	52,975	3.52	73,558	3.26	77,385	3.28
5 to 10 years	27,411	3.77	47,977	3.76	59,031	3.97
Over 10 years	7,786	3.03	12,585	3.36	16,083	3.87
Total	92,711	3.52	145,757	3.39	170,268	3.56

Corporate Securities:
Within 1 year	—	—	2,313	1.72	249	0.92
1 to 5 years	1,042	1.50	4,279	1.85	7,914	1.81
5 to 10 years	500	2.42	500	2.42	2,456	3.06
Over 10 years	6,300	5.41	6,300	5.41	—	—
Total	7,842	4.70	13,392	3.53	10,619	2.08

Preferred Stock:
No maturity	—	—	—	—	1,000	6.00
Total	—	—	—	—	1,000	6.00

Common Stock:
No maturity	1,383	—	1,288	—	—	—
Total	1,383	—	1,288	—	—	—

Total portfolio	$322,345	2.60%	$346,733	2.60%	$334,008	2.75%
During 2016, the Company's investment in preferred stock was converted to common stock. At December 31, 2017, the Company had three common stock investments, none of which was paying dividends, with a total amortized cost of $1,384,000.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.

Average loans increased $202,172,000 or 19.0% from 2016 to 2017. Average loans increased $87,417,000 or 9.0% from 2015 to 2016.
At December 31, 2017, total loans were $1,336,125,000 an increase of $171,304,0000 or 14.7% from the prior year. The increase is primarily the result of broad based organic loan growth and the de novo branch start-ups and personnel hires in Roanoke, Virginia and Winston-Salem, North Carolina.
Loans held for sale totaled $1,639,000 at December 31, 2017 and $5,996,000 at December 31, 2016. Loan production volume was $86,612,000 and $78,330,000 for 2017 and 2016, respectively. These loans were approximately 60% purchase, 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's portfolio as of the dates indicated by segment (dollars in thousands):
Loans

	As of December 31,
	2017	2016	2015	2014	2013
Real estate:
Construction and land development	$123,147	$114,258	$72,968	$50,863	$41,822
Commercial real estate	637,701	510,960	430,186	391,472	364,616
Residential real estate	209,326	215,104	220,434	175,293	171,917
Home equity	109,857	110,751	98,449	91,075	87,797
Total real estate	1,080,031	951,073	822,037	708,703	666,152

Commercial and industrial	251,666	208,717	177,481	126,981	122,553
Consumer	4,428	5,031	6,007	5,241	5,966

Total loans	$1,336,125	$1,164,821	$1,005,525	$840,925	$794,671
The following table provides loan balance information by geographic regions.  In some circumstances, loans may be originated in one region for borrowers located in other regions (dollars in thousands):
Loans by Geographic Region

	As of December 31, 2017		Percentage Change in Balance Since December 31, 2016
	Balance	Percentage of Portfolio
Danville region	$230,498	17.2%	1.4%
Central region	157,168	11.8	4.5
Southside region	73,217	5.5	(13.3)
Eastern region	97,978	7.3	12.6
Franklin region	107,853	8.1	(3.0)
Roanoke region	93,673	7.0	127.7
Alamance region	242,433	18.1	5.2
Guilford region	285,727	21.4	25.3
Winston-Salem region	47,578	3.6	891.4

Total loans	$1,336,125	100.0%	14.7%
The large year over year increases in the Roanoke region and Winston-Salem region were primarily due to the de novo offices and personnel hires in these regions. Management expects continued growth in those markets, but at a reduced velocity. The large year over year increase in the Guilford region was primarily the result of a convergence of improving business conditions in the Greensboro, North Carolina market and an ongoing, active program of customer outreach conducted by the Bank's market area lenders.
The Danville region consists of offices in Danville, Virginia and Yanceyville, North Carolina. The Central region consists of offices in Bedford, Lynchburg, and the counties of Bedford and Campbell, Virginia. The Southside region consists of offices in Martinsville and Henry County, Virginia. The Eastern region consists of offices in South Boston and the counties of Halifax and Pittsylvania, Virginia. The Franklin region consists of offices in Rocky Mount, Union Hall, and Hardy, Virginia. The Roanoke region consists of an office in Roanoke County, Virginia. The Alamance region consists of offices in Burlington, Graham, and Mebane, North Carolina. The Guilford region consists of offices in Greensboro, North Carolina. The Winston-Salem region consists of an office in Winston-Salem, North Carolina.
The Company does not participate in or have any highly leveraged lending transactions, as defined by bank regulations. The Company has no foreign loans. There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2017 or 2016.
The following table presents the maturity schedule of selected loan types (dollars in thousands):
Maturities of Selected Loan Types
December 31, 2017

	Commercial and Industrial (1)	Construction and Land Development	Total
1 year or less	$48,156	$21,328	$69,484
1 to 5 years (2)	140,022	82,545	222,567
After 5 years (2)	63,488	19,274	82,762
Total	$251,666	$123,147	$374,813

(1)	Includes agricultural loans.

(2)	Of the loans due after one year, $196,283 have predetermined interest rates and $109,046 have floating or adjustable interest rates.
Provision for Loan Losses
The provision for loan losses was $1,016,000, $250,000, and $950,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
The larger provision for 2017 related to continued loan growth but was mitigated by continued strong asset quality metrics and improving local and national economic indicators. The smaller provision expense in 2016 related to improvement in various qualitative factors, notably asset quality, local economic conditions and continued decline in historical loss factors compared to 2015. Improvements in asset quality were apparent in declines in past due and nonaccrual loans, as well as in qualitative factors for asset quality and economic conditions, which were somewhat offset by additional factors assigned to unseasoned loans in new markets. The provision expense in 2015 related to the increase in organic loan growth and the relatively rapid maturities and renewals of the performing acquired loan portfolio of MainStreet and their resulting transfer to the regular loan portfolio.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
The ALLL was $13,603,000, $12,801,000, and $12,601,000 at December 31, 2017, 2016, and 2015, respectively. The ALLL as a percentage of loans at each of those dates were 1.02%, 1.10%, and 1.25%, respectively.
The decrease in the allowance as a percentage of loans during 2017 and 2016 was primarily due to continued high asset quality, low charge-offs, and improvement in various qualitative factors, notably economic and legal, used in the determination of the allowance. The allowance as a percentage of loans during 2015 was primarily impacted by the January 2015 acquisition of MainStreet.
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
The general allowance, ASC 450 (FAS 5) reserves to ASC 450 loans, was 1.04% at December 31, 2017, compared to 1.17% at December 31, 2016. On a dollar basis, the reserve was $13,151,000 at December 31, 2017, compared to $12,429,000 at December 31, 2016. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued improvement in asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to ASC 310-40 loans, was 5.18% at December 31, 2017, compared to 0.47% at December 31, 2016. On a dollar basis, the reserve was $167,000 at December 31, 2017, compared to $23,000 at December 31, 2016. The increase in the dollar amount of the reserve was related to changes in characteristics of loans reviewed individually for impairment. There is ongoing turnover in the composition of the impaired loan population, which decreased $1,627,000 from December 31, 2016.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $285,000 at December 31, 2017, compared to $349,000 at December 31, 2016. This is the only portion of the reserve related to acquired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for specific loan loss provision.
The following table presents the Company's loan loss and recovery experience for the past five years (dollars in thousands):
Summary of Loan Loss Experience

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance at beginning of period	$12,801	$12,601	$12,427	$12,600	$12,118

Charge-offs:
Construction and land development	35	—	20	—	—
Commercial real estate	58	10	462	510	164
Residential real estate	159	21	15	121	213
Home equity	13	66	308	137	156
Total real estate	265	97	805	768	533
Commercial and industrial	282	40	175	101	129
Consumer	143	189	220	95	175
Total charge-offs	690	326	1,200	964	837

Recoveries:
Construction and land development	43	11	81	28	227
Commercial real estate	17	21	43	38	96
Residential real estate	45	53	121	126	179
Home equity	40	15	18	65	65
Total real estate	145	100	263	257	567
Commercial and industrial	223	40	32	51	335
Consumer	108	136	129	83	123
Total recoveries	476	276	424	391	1,025

Net charge-offs (recoveries)	214	50	776	573	(188)
Provision for loan losses	1,016	250	950	400	294
Balance at end of period	$13,603	$12,801	$12,601	$12,427	$12,600

The following table summarizes the allocation of the allowance for loan losses by major portfolio segments for the past five years (dollars in thousands):
Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial	$2,413	18.8%	$2,095	17.9%	$2,065	17.7%	$1,818	15.1%	$1,810	15.4%

Commercial real estate	8,321	57.0	7,355	53.7	6,930	50.0	6,814	52.6	6,819	51.1

Residential real estate	2,825	23.9	3,303	28.0	3,546	31.7	3,715	31.7	3,690	32.7

Consumer	44	0.3	48	0.4	60	0.6	80	0.6	99	0.8

Unallocated	—	—	—	—	—	—	—	—	182	—

Total	$13,603	100.0%	$12,801	100.0%	$12,601	100.0%	$12,427	100.0%	$12,600	100.0%
% - represents the percentage of loans in each category to total loans.
Asset Quality Indicators
The following table provides certain qualitative indicators relevant to the Company's loan portfolio for the past five years.

Asset Quality Ratios
	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
Allowance to loans*	1.02%	1.10%	1.25%	1.48%	1.59%
ASC 450/general allowance	1.04	1.17	1.40	1.55	1.75
Net charge-offs (recoveries) to year-end allowance	1.57	0.39	6.16	4.61	(1.49)
Net charge-offs (recoveries) to average loans	0.02	0.00	0.08	0.07	(0.02)
Nonperforming assets to total assets*	0.21	0.29	0.48	0.46	0.65
Nonperforming loans to loans*	0.19	0.30	0.52	0.49	0.64
Provision to net charge-offs (recoveries)	474.77	500.00	122.42	69.81	(156.38)
Provision to average loans	0.08	0.02	0.10	0.05	0.04
Allowance to nonperforming loans*	531.37	360.39	242.09	302.21	248.47
* - at year end.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.19% at December 31, 2017 compared to 0.30% at December 31, 2016. The decrease in nonperforming loans during 2017 was $992,000.
Nonperforming assets include nonperforming loans and foreclosed real estate. Nonperforming assets represented 0.21% at December 31, 2017 compared to 0.29% of total assets at December 31, 2016.
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

The following table presents the Company's nonperforming asset history, including acquired impaired loans as of the dates indicated (dollars in thousands):
Nonperforming Assets

	As of December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans:
Real estate	$2,111	$2,928	$5,022	$4,111	$5,060
Commercial	90	19	90	—	11
Consumer	—	18	2	1	—
Total nonaccrual loans	2,201	2,965	5,114	4,112	5,071

Loans past due 90 days and accruing interest:
Real estate	359	587	84	—	—
Commercial	—	—	—	—	—
Consumer	—	—	7	—	—
Total past due loans	359	587	91	—	—

Total nonperforming loans	2,560	3,552	5,205	4,112	5,071

Other real estate owned, net	1,225	1,328	2,184	2,119	3,422

Total nonperforming assets	$3,785	$4,880	$7,389	$6,231	$8,493
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of the dates indicated (dollars in thousands):
Impaired Loans

	As of December 31,
	2017	2016	2015	2014	2013
Accruing	$1,016	$2,059	$1,171	$989	$958
On nonaccrual status	2,201	2,785	3,536	3,548	5,071
Total impaired loans	$3,217	$4,844	$4,707	$4,537	$6,029
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,306,000 in TDRs at December 31, 2017 compared to $2,670,000 at December 31, 2016.
Other Real Estate Owned
Other real estate owned is carried on the consolidated balance sheets at $1,225,000 and $1,328,000 as of December 31, 2017 and 2016, respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings. For significant assets, these valuations are typically outside annual appraisals. The following table shows OREO as of the dates indicated (dollars in thousands):

	As of December 31,
	2017	2016	2015	2014	2013
Construction and land development	$318	$139	$886	$1,577	$1,683
1-4 family residential	629	653	643	382	1,400
Commercial real estate	278	536	655	160	339
Total OREO	$1,225	$1,328	$2,184	$2,119	$3,422
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits. Average deposits increased $153,139,000, or 11.8%, in 2017, after increasing $68,844,000, or 5.6%, in 2016. Although deposit growth was widespread, a large part of the increase in 2017 was due to the de novo offices and personnel hires in Roanoke, Virginia and Winston-Salem, North Carolina. This growth is mostly in non-maturity, core deposits, the heart of the Company's balance sheet.
Period-end total deposits increased $164,086,000, or 12.0%, during 2017. The increase was primarily related to steady growth in core deposits, which is consistent with the Company's asset liability strategy. The Company has only a relatively small portion of its time deposits provided by wholesale sources. These include brokered time deposits, of which there were none at year end 2017, 2016, and 2015, and time deposits through the CDARS program, which at year end totaled $25,838,000 for 2017, $23,445,000 for 2016, and $23,633,000 for 2015. Management considers the CDARS deposits the functional, though not regulatory, equivalent of core deposits, because they relate to balances derived from customers with long standing relationships with the Company.
Average deposits and rates for the years indicated (dollars in thousands):
Deposits

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Noninterest bearing deposits	$392,663	—%	$330,315	—%	$297,483	—%
Interest bearing accounts:
NOW accounts	$217,833	0.02%	$216,521	0.05%	$223,825	0.04%
Money market	335,085	0.50	239,262	0.18	196,828	0.13
Savings	125,157	0.03	118,144	0.04	109,697	0.05
Time	383,444	1.05	396,801	1.14	404,366	1.09
Total interest bearing deposits	$1,061,519	0.55%	$970,728	0.53%	$934,716	0.51%
Average total deposits	$1,454,182	0.40%	$1,301,043	0.40%	$1,232,199	0.39%
Certificates of Deposit of $100,000 or More
Certificates of deposit at December 31, 2017 in amounts of $100,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2017
3 months or less	$29,502
Over 3 through 6 months	26,382
Over 6 through 12 months	49,582
Over 12 months	158,992
Total	$264,458

Certificates of Deposit of $250,000 or More
Certificates of deposit at December 31, 2017 in amounts of $250,000 or more were classified by maturity as follows (dollars in thousands):

December 31, 2017
3 months or less	$21,064
Over 3 through 6 months	8,974
Over 6 through 12 months	29,446
Over 12 months	103,297
Total	$162,781
Borrowed Funds
In addition to internal deposit generation, the Company also relies on borrowed funds as a supplemental source of funding. Borrowed funds consist of customer repurchase agreements, overnight borrowings from the FHLB and longer-term FHLB advances, and trust preferred capital notes. Customer repurchase agreements are borrowings collateralized by securities of the U.S. Government, its agencies, or Government Sponsored Enterprises ("GSEs") and generally mature daily. The Company considers these accounts to be a stable and low cost source of funds. The securities underlying these agreements remain under the Company's control. Refer to Notes 10 and 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of long-term debt.
The following table presents information pertaining to the Company's short-term borrowed funds as of the dates indicated (dollars in thousands):
Short-Term Borrowings

	As of December 31,
	2017	2016

Customer repurchase agreements	$10,726	$39,166
FHLB overnight borrowings	24,000	20,000
Total	$34,726	$59,166

Weighted interest rate	1.10%	0.29%

Average for the year ended:
Outstanding	$49,493	$47,488
Interest rate	0.35%	0.02%

Maximum month-end outstanding	$63,921	$59,166
In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2017, the Bank's public deposits totaled $265,543,000. The Company is legally required to provide collateral to secure the deposits that exceed the insurance coverage provided by the FDIC. This collateral can be provided in the form of certain types of government agency bonds or letters of credit from the FHLB. At year-end 2017, the Company had $190,000,000 in letters of credit with the FHLB outstanding to supplement collateral for such deposits.
Shareholders' Equity
The Company's goal with capital management is to be classified as "well capitalized" under regulatory capital ratios and to support growth, while generating acceptable returns on equity and paying a high rate of dividends.
Shareholders' equity was $208,717,000 at December 31, 2017 and $201,380,000 at December 31, 2016.
The Company declared and paid quarterly dividends totaling $0.97 per share for 2017, $0.96 per share for 2016, and $0.93 per share for 2015. Cash dividends in 2017 totaled $8,384,000 and represented a 55.0% payout of 2017 net income, compared to a 50.7% payout in 2016, and a 53.6% payout in 2015.

In July 2013, the FRB and OCC issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased-in over a four-year period. When fully phased-in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The phase-in of the capital conservation buffer requirement began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.
The following table represents the major regulatory capital ratios for the Company as of the dates indicated:

	As of December 31,
	2017	2016	2015	2014	2013
Risk-Based Capital Ratios:
Common equity tier 1 capital ratio	11.50%	11.77%	12.88%	NA	NA
Tier 1 capital ratio	13.42%	13.83%	15.23%	16.59%	16.88%
Total capital ratio	14.39%	14.81%	16.34%	17.86%	18.14%

Leverage Capital Ratios:
Tier 1 leverage ratio	10.95%	11.67%	12.05%	12.16%	11.81%
Management believes the Company and the Bank meet the requirements to be considered "well capitalized" for all regulatory capital ratios as of December 31, 2017 and 2016.
Stock Repurchase Programs
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of a stock repurchase program. The program authorized the repurchase of up to 300,000 shares of the Company's common stock over a two year period. The share purchase limit was established at such number of shares equal to approximately 3.5% of the 8,622,000 common shares then outstanding at the time the Board approved the program. The program expired on November 19, 2017.
The Company did not repurchase any shares during 2017. During 2016, the Company repurchased 51,384 shares at an average cost of $25.14 per share, for a total cost of $1,292,000.
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period.
CONTRACTUAL OBLIGATIONS
The following items are contractual obligations of the Company as of December 31, 2017 (dollars in thousands):

	Payments Due By Period
	Total	Under 1 Year	1-3 Years	3-5 Years	More than 5 years

Time deposits	$383,658	$157,040	$79,781	$140,823	$6,014
Repurchase agreements	10,726	10,726	—	—	—
FHLB borrowings	24,000	24,000	—	—	—
Operating leases	1,012	726	251	20	15
Junior subordinated debt	27,826	—	—	—	27,826

OFF-BALANCE SHEET ACTIVITIES
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions. Other than AMNB Statutory Trust I, formed in 2006 to issue trust preferred securities, and the MidCarolina Trust I and MidCarolina Trust II, the Company does not have any off-balance sheet subsidiaries. Refer to Note 11 of the Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of junior subordinated debt. Off-balance sheet transactions were as follows as of the dates indicated (dollars in thousands):

	December 31,
Off-Balance Sheet Commitments	2017	2016

Commitments to extend credit	$341,760	$345,803
Standby letters of credit	13,647	4,088
Mortgage loan rate-lock commitments	5,089	12,839
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is incorporated herein by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Financial Results
(in thousands, except per share amounts)

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$14,681	$15,603	$16,274	$16,480	$63,038
Interest expense	1,547	1,691	1,936	2,117	7,291

Net interest income	13,134	13,912	14,338	14,363	55,747
Provision for loan losses	300	350	440	(74)	1,016
Net interest income after provision for loan losses	12,834	13,562	13,898	14,437	54,731

Noninterest income	3,271	3,348	3,804	3,804	14,227
Noninterest expense	10,441	10,711	10,710	11,021	42,883

Income before income taxes	5,664	6,199	6,992	7,220	26,075
Income taxes	1,601	1,920	2,205	5,100	10,826
Net income	$4,063	$4,279	$4,787	$2,120	$15,249

Per common share:
Net income - basic	$0.47	$0.49	$0.55	$0.25	$1.76
Net income - diluted	0.47	0.49	0.55	0.25	1.76
Cash dividends	0.24	0.24	0.24	0.25	0.97

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$14,171	$13,769	$14,063	$14,167	$56,170
Interest expense	1,587	1,609	1,599	1,521	6,316

Net interest income	12,584	12,160	12,464	12,646	49,854
Provision for loan losses	50	50	100	50	250
Net interest income after provision for loan losses	12,534	12,110	12,364	12,596	49,604

Noninterest income	3,297	3,367	3,120	3,721	13,505
Noninterest expense	9,918	9,656	9,867	10,360	39,801

Income before income taxes	5,913	5,821	5,617	5,957	23,308
Income taxes	1,785	1,733	1,654	1,835	7,007
Net income	$4,128	$4,088	$3,963	$4,122	$16,301

Per common share:
Net income - basic	$0.48	$0.47	$0.46	$0.48	$1.89
Net income - diluted	0.48	0.47	0.46	0.48	1.89
Cash dividends	0.24	0.24	0.24	0.24	0.96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of American National Bankshares Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2002.

Winchester, Virginia
March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
American National Bankshares Inc.
Danville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited American National Bankshares Inc. and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 9, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 9, 2018

American National Bankshares Inc.
Consolidated Balance Sheets
As of December 31, 2017 and 2016
(Dollars in thousands, except per share data)

ASSETS	2017	2016
Cash and due from banks	$28,594	$20,268
Interest-bearing deposits in other banks	23,883	32,939

Securities available for sale, at fair value	321,337	346,502
Restricted stock, at cost	6,110	6,224
Loans held for sale	1,639	5,996

Loans, net of unearned income	1,336,125	1,164,821
Less allowance for loan losses	(13,603)	(12,801)
Net loans	1,322,522	1,152,020

Premises and equipment, net	25,901	25,439
Other real estate owned, net of valuation allowance of $147 in 2017 and $192 in 2016	1,225	1,328
Goodwill	43,872	43,872
Core deposit intangibles, net	1,191	1,719
Bank owned life insurance	18,460	18,163
Accrued interest receivable and other assets	21,344	24,168
Total assets	$1,816,078	$1,678,638

LIABILITIES and SHAREHOLDERS' EQUITY
Liabilities:
Demand deposits -- noninterest bearing	$394,344	$378,600
Demand deposits -- interest bearing	226,914	209,430
Money market deposits	403,024	283,035
Savings deposits	126,786	120,720
Time deposits	383,658	378,855
Total deposits	1,534,726	1,370,640

Short-term borrowings:
Customer repurchase agreements	10,726	39,166
Other short-term borrowings	24,000	20,000
Long-term borrowings	—	9,980
Junior subordinated debt	27,826	27,724
Accrued interest payable and other liabilities	10,083	9,748
Total liabilities	1,607,361	1,477,258

Commitments and contingencies

Shareholders' equity:
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized 8,650,574 shares outstanding at December 31, 2017 and 8,618,051 shares outstanding at December 31, 2016	8,604	8,578
Capital in excess of par value	76,179	75,076
Retained earnings	127,010	119,600
Accumulated other comprehensive loss, net	(3,076)	(1,874)
Total shareholders' equity	208,717	201,380
Total liabilities and shareholders' equity	$1,816,078	$1,678,638
 The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands, except per share data)

	2017	2016	2015
Interest and Dividend Income:
Interest and fees on loans	$55,276	$47,971	$46,860
Interest on federal funds sold	—	—	6
Interest and dividends on securities:
Taxable	4,666	4,454	4,072
Tax-exempt	2,043	3,135	3,681
Dividends	319	334	346
Other interest income	734	276	204
Total interest and dividend income	63,038	56,170	55,169
Interest Expense:
Interest on deposits	5,794	5,103	4,811
Interest on short-term borrowings	173	10	9
Interest on long-term borrowings	296	325	324
Interest on junior subordinated debt	1,028	878	760
Total interest expense	7,291	6,316	5,904
Net Interest Income	55,747	49,854	49,265
Provision for Loan Losses	1,016	250	950
Net Interest Income after Provision for Loan Losses	54,731	49,604	48,315
Noninterest Income:
Trust fees	3,926	3,791	3,935
Service charges on deposit accounts	2,002	2,048	2,066
Other fees and commissions	2,895	2,680	2,377
Mortgage banking income	2,208	1,713	1,320
Securities gains, net	812	836	867
Brokerage fees	829	843	946
Income from Small Business Investment Companies	236	463	912
Gains (losses) on premises and equipment, net	344	(9)	11
Other	975	1,140	853
Total noninterest income	14,227	13,505	13,287
Noninterest Expense:
Salaries	19,829	17,568	16,554
Employee benefits	4,519	4,264	4,311
Occupancy and equipment	4,487	4,246	4,425
FDIC assessment	538	647	750
Bank franchise tax	1,072	995	898
Core deposit intangible amortization	528	964	1,201
Data processing	2,014	1,828	1,725
Software	1,144	1,143	1,158
Other real estate owned, net	303	336	99
Merger related expenses	—	—	1,998
Other	8,449	7,810	7,424
Total noninterest expense	42,883	39,801	40,543
Income Before Income Taxes	26,075	23,308	21,059
Income Taxes	10,826	7,007	6,020
Net Income	$15,249	$16,301	$15,039
Net Income Per Common Share:
Basic	$1.76	$1.89	$1.73
Diluted	$1.76	$1.89	$1.73
Average Common Shares Outstanding:
Basic	8,641,717	8,611,507	8,680,502
Diluted	8,660,628	8,621,241	8,688,450
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$15,249	$16,301	$15,039

Other comprehensive loss:

Unrealized gains (losses) on securities available for sale	35	(5,736)	(1,785)
Tax effect	(12)	2,007	626

Reclassification adjustment for realized gains on securities	(812)	(836)	(867)
Tax effect	284	293	303

Change in unfunded pension liability	(234)	166	538
Tax effect	82	(58)	(189)

Other comprehensive loss	(657)	(4,164)	(1,374)

Comprehensive income	$14,592	$12,137	$13,665
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2014	$7,872	$57,650	$104,594	$3,664	$173,780

Net income	—	—	15,039	—	15,039
Other comprehensive loss	—	—	—	(1,374)	(1,374)
Issuance of common stock (825,586 shares)	826	19,657	—	—	20,483
Stock repurchased (150,656 shares)	(151)	(3,355)	—	—	(3,506)
Stock options exercised (42,680 shares)	43	746	—	—	789
Equity based compensation (15,386 shares)	15	677	—	—	692
Cash dividends paid, $0.93 per share	—	—	(8,068)	—	(8,068)

Balance, December 31, 2015	8,605	75,375	111,565	2,290	197,835

Net income	—	—	16,301	—	16,301
Other comprehensive loss	—	—	—	(4,164)	(4,164)
Stock repurchased (51,384 shares)	(51)	(1,241)	—	—	(1,292)
Stock options exercised (5,784 shares)	6	136	—	—	142
Vesting of restricted stock	5	(5)	—	—	—
Equity based compensation (41,644 shares)	13	811	—	—	824
Cash dividends paid, $0.96 per share	—	—	(8,266)	—	(8,266)

Balance, December 31, 2016	8,578	75,076	119,600	(1,874)	201,380

Net income	—	—	15,249	—	15,249
Other comprehensive loss	—	—	—	(657)	(657)
Reclass "stranded" tax effects from tax rate change*	—	—	545	(545)	—
Stock options exercised (4,950 shares)	5	108	—	—	113
Vesting of restricted stock	8	(8)	—	—	—
Equity based compensation (27,546 shares)	13	1,003	—	—	1,016
Cash dividends paid, $0.97 per share	—	—	(8,384)	—	(8,384)
Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717
 The accompanying notes are an integral part of the consolidated financial statements.
* See Note 1 for Adoption of New Accounting Standards

American National Bankshares Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017, 2016, and 2015
(Dollars in thousands)

	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$15,249	$16,301	$15,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,016	250	950
Depreciation	1,877	1,892	1,833
Net accretion of acquisition accounting adjustments	(2,114)	(2,318)	(3,197)
Core deposit intangible amortization	528	964	1,201
Net amortization of securities	1,831	2,678	2,720
Net gain on sale or call of securities	(812)	(836)	(867)
Gain on sale of loans held for sale	(1,765)	(1,328)	(1,041)
Proceeds from sales of loans held for sale	92,733	76,928	57,421
Originations of loans held for sale	(86,611)	(78,330)	(59,030)
Net loss (gain) on other real estate owned	22	72	(185)
Valuation allowance on other real estate owned	143	156	86
Net loss (gain) on sale of premises and equipment	(344)	9	(11)
Equity based compensation expense	1,016	824	692
Net change in bank owned life insurance	(297)	(505)	(510)
Deferred income tax expense	3,471	882	1,741
Net change in interest receivable	(148)	(967)	744
Net change in other assets	(379)	(1,390)	1,778
Net change in interest payable	51	(32)	16
Net change in other liabilities	284	867	(118)
Net cash provided by operating activities	25,751	16,117	19,262

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	55,903	13,019	15,425
Proceeds from maturities, calls and paydowns of securities available for sale	52,397	140,483	122,984
Purchases of securities available for sale	(84,931)	(168,069)	(120,040)
Net change in restricted stock	114	(912)	(358)
Net increase in loans	(170,515)	(157,198)	(48,318)
Proceeds from sale of premises and equipment	653	1	44
Purchases of premises and equipment	(2,648)	(3,613)	(1,474)
Proceeds from sales of other real estate owned	1,171	923	2,135
Cash paid in bank acquisition	—	—	(5,935)
Cash acquired in bank acquisition	—	—	18,173
Net cash used in investing activities	(147,856)	(175,366)	(17,364)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	159,283	126,435	70,879
Net change in time deposits	4,803	(18,455)	(21,089)
Net change in customer repurchase agreements	(28,440)	(1,445)	(12,869)
Net change in other short-term borrowings	4,000	20,000	—
Net change in long-term borrowings	(10,000)	—	—
Common stock dividends paid	(8,384)	(8,266)	(8,068)
Repurchase of common stock	—	(1,292)	(3,506)
Proceeds from exercise of stock options	113	142	789
Net cash provided by financing activities	121,375	117,119	26,136

Net Increase (Decrease) in Cash and Cash Equivalents	(730)	(42,130)	28,034

Cash and Cash Equivalents at Beginning of Period	53,207	95,337	67,303

Cash and Cash Equivalents at End of Period	$52,477	$53,207	$95,337
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Notes to Consolidated Financial Statements
December 31, 2017, 2016, and 2015

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
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and intangible assets, unfunded pension liability, other-than-temporary impairment of securities, accounting for merger and acquisition activity, accounting for acquired loans with specific credit-related deterioration, the valuation of other real estate owned ("OREO"), and the valuation of deferred tax assets and liabilities.
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
In July 2011, and in connection with its acquisition of MidCarolina, the Company assumed liabilities of the MidCarolina Trust I and MidCarolina Trust II, two separate unconsolidated Delaware statutory trusts (the "MidCarolina Trusts"), which were also formed for the purpose of issuing preferred securities.  Refer to Note 11 for further details concerning these entities.
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
All significant inter-company transactions and accounts are eliminated in consolidation, with the exception of the AMNB Trust and the MidCarolina Trusts, as detailed in Note 11.
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
The Company does not currently have any securities in held to maturity or trading and has no plans to add any to either category. Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and, (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.
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
Derivative Loan Commitments
The Company enters into mortgage loan commitments whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding.  Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheets with net changes in their fair values recorded in other expenses.  Derivative loan commitments resulted in no income or loss for 2017, 2016 or 2015.
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
Troubled Debt Restructurings
In situations where, for economic or legal reasons related to a borrower's financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring

("TDRs").  Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans.  The Company has $1,306,000 in loans classified as TDRs as of December 31, 2017 and $2,670,000 as of December 31, 2016.
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
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2017, 2016, or 2015.
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
Bank Owned Life Insurance
The Company has acquired bank owned life insurance ("BOLI") in connection with three acquisitions. The asset is reflected as the cash surrender value of the policies as provided by the insurer on a monthly basis.
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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company had no liability for unrecognized tax benefits as of December 31, 2017 and 2016.
Stock-Based Compensation
Stock compensation accounting guidance Accounting Standards Codification ("ASC") 718, "Compensation – Stock Compensation" requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the grant date fair value of the equity or liability instruments issued.  The stock compensation accounting guidance covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
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
Earnings Per Common Share
Basic earnings per common share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share reflect the impact of additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company consist solely of outstanding stock options, and are determined using the treasury method. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period.
Comprehensive Income
Comprehensive income is shown in a two statement approach; the first statement presents total net income and its components followed by a second statement that presents all the components of other comprehensive income such as unrealized gains and losses on available for sale securities and changes in the funded status of a defined benefit postretirement plan.
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The Company early adopted this new standard in early 2018. ASU 2018-02 requires reclassification from AOCI to retained earnings for "stranded" tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.  The amount of this reclassification in 2017 was $545,000 and is reflected in the Consolidated Statements of Changes in Shareholders' equity.
Advertising and Marketing Costs
Advertising and marketing costs are expensed as incurred, and were $352,000, $260,000, and $356,000 in 2017, 2016, and 2015, respectively.
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
Adoption of New Accounting Standards
During the first quarter of 2017, the Company adopted ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employer Share-Based Payment Accounting." This ASU simplifies several aspects of the accounting for share-based payment award transactions, one of which is the recognition of excess tax benefits and deficiencies related to share-based payments, including tax benefits of dividends on share-based payment awards. Prior to the adoption of ASU 2016-09, such tax consequences were recognized as components of additional paid-in capital. With the adoption of this ASU, tax benefits and deficiencies are recognized within income tax expense. In accordance with the adoption provisions of ASU 2016-09, the results for 2016 and 2015 include only the excess tax (expense) benefits attributable to 2016 and 2015 in the amounts of $17,000 and $13,000, respectively.
During February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Tax Reform Act"), or portion thereof, is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act of $545,000 in its consolidated financial statements for the period ended December 31, 2017.
Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things: (1) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); and (4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has analyzed all leases currently in place and determined the adoption of ASU 2016-02 will not have a material impact on its consolidated financial statements.
During June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee to address the adoption of the standard and engaged a third party vendor to assist with the data gathering and analysis. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
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
During January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business - inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a "set") that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
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

During March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.
During March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.
During May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017-09 will have on its consolidated financial statements.
During August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.
Note 2 – Restrictions on Cash
The Company is a member of the Federal Reserve System and is required to maintain certain levels of its cash and cash equivalents as reserves based on regulatory requirements. The gross reserve requirement with the Federal Reserve Bank of Richmond was $2.8 million and $2.3 million at December 31, 2017 and December 31, 2016, respectively. Due to vault cash that exceeded the gross reserve requirement, the balance to be maintained with the Federal Reserve Bank of Richmond was zero at both year ends.
The Company maintains cash accounts in other commercial banks.  The amount on deposit with correspondent institutions at December 31, 2017 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $239,000.

Note 3 - Securities
The amortized cost and estimated fair value of investments in securities at December 31, 2017 and 2016 were as follows (dollars in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$114,246	$8	$2,127	$112,127
Mortgage-backed and CMOs	106,163	293	1,140	105,316
State and municipal	92,711	1,262	347	93,626
Corporate	7,842	234	14	8,062
Equity securities	1,383	823	—	2,206
Total securities available for sale	$322,345	$2,620	$3,628	$321,337

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$106,379	$62	$2,387	$104,054
Mortgage-backed and CMOs	79,917	514	938	79,493
State and municipal	145,757	2,540	782	147,515
Corporate	13,392	123	23	13,492
Equity securities	1,288	660	—	1,948
Total securities available for sale	$346,733	$3,899	$4,130	$346,502
The amortized cost and estimated fair value of investments in securities at December 31, 2017, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because mortgage-backed securities have both known principal repayment terms as well as unknown principal repayments due to potential borrower pre-payments, it is difficult to accurately predict the final maturity of these investments.  Mortgage-backed securities are shown separately (dollars in thousands):

	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$11,540	$11,549
Due after one year through five years	102,806	102,982
Due after five years through ten years	73,884	73,072
Due after ten years	26,569	26,212
Mortgage-backed and CMOs	106,163	105,316
Equity securities	1,383	2,206
	$322,345	$321,337
Gross realized gains and losses from the sale of securities available for sale were as follows (dollars in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Realized gains	$825	$844	$871
Realized losses	(13)	(8)	(4)
Other-than-temporary impairment	—	—	—
Securities with a carrying value of approximately $166,284,000 and $202,577,000 at December 31, 2017 and 2016, respectively, were pledged to secure public deposits, repurchase agreements, and for other purposes as required by law.  FHLB letters of credit were used as additional collateral in the amounts of $190,700,000 at December 31, 2017 and $130,700,000 at December 31, 2016.
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.
Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$99,133	$2,127	$45,474	$321	$53,659	$1,806
Mortgage-backed and CMOs	90,806	1,140	64,449	533	26,357	607
State and municipal	34,550	347	27,442	159	7,108	188
Corporate	1,529	14	495	5	1,034	9
Total	$226,018	$3,628	$137,860	$1,018	$88,158	$2,610
Federal agencies and GSEs: The unrealized losses on the Company's investment in 24 government sponsored entities ("GSE") were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.
Mortgage-backed securities: The unrealized losses on the Company's investment in 53 GSE mortgage-backed securities were caused by interest rate increases. Sixteen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.
Collateralized Mortgage Obligations: The unrealized loss associated with one private GSE collateralized mortgage obligation ("CMO") is due to normal market fluctuations. This security has been in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.
State and municipal securities:  The unrealized losses on 50 state and municipal securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases and not credit deterioration. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2017.

Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond and FHLB, these securities have been classified as restricted equity securities and carried at cost. These restricted securities are not subject to the investment security classifications and are included as a separate line item on the Company's Consolidated Balance Sheet. The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The Federal Reserve Bank of Richmond requires the Bank to maintain stock with a par value equal to 3.0% of its outstanding capital and an additional 3.0% is on call. Restricted equity securities consist of Federal Reserve Bank of Richmond stock in the amount of $3,587,000 and $3,559,000 as of December 31, 2017 and 2016 and FHLB stock in the amount of $2,523,000 and $2,665,000 as of December 31, 2017 and 2016, respectively.
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
Other-Than-Temporary-Impaired Securities
As of December 31, 2017 and 2016, there were no securities classified as other-than-temporary impaired.
Note 4 – Loans
Loans, excluding loans held for sale, at December 31, 2017 and 2016 were comprised of the following (dollars in thousands):

	December 31,
	2017	2016
Commercial	$251,666	$208,717
Commercial real estate:
Construction and land development	123,147	114,258
Commercial real estate	637,701	510,960
Residential real estate:
Residential	209,326	215,104
Home equity	109,857	110,751
Consumer	4,428	5,031
Total loans	$1,336,125	$1,164,821
Net deferred loan (fees) costs included in the above loan categories are $463,000 for 2017 and $(176,000) for 2016.
Overdraft deposits were reclassified to consumer loans in the amount of $114,000 and $128,000 for 2017 and 2016, respectively.
Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including ASC 310-30, included in the consolidated balance sheets at December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Outstanding principal balance	$79,523	$104,172
Carrying amount	73,796	96,487

The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, at December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Outstanding principal balance	$27,876	$34,378
Carrying amount	23,430	28,669

The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies ASC 310-30, for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	2017	2016	2015
Balance at January 1	$6,103	$7,299	$1,440
Additions from merger with MainStreet	—	—	7,140
Accretion	(3,117)	(3,232)	(4,313)
Reclassification from nonaccretable difference	1,006	2,197	238
Other changes, net	898	(161)	2,794
Balance at December 31	$4,890	$6,103	$7,299
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$90	$182	$251,484	$251,666
Commercial real estate:
Construction and land development	—	—	—	36	36	123,111	123,147
Commercial real estate	86	—	280	489	855	636,846	637,701
Residential:
Residential	282	71	79	1,343	1,775	207,551	209,326
Home equity	141	16	—	243	400	109,457	109,857
Consumer	21	5	—	—	26	4,402	4,428
Total	$622	$92	$359	$2,201	$3,274	$1,332,851	$1,336,125
The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2016 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$50	$—	$—	$19	$69	$208,648	$208,717
Commercial real estate:
Construction and land development	60	12	—	64	136	114,122	114,258
Commercial real estate	—	127	339	773	1,239	509,721	510,960
Residential:
Residential	1,280	117	248	1,802	3,447	211,657	215,104
Home equity	229	—	—	289	518	110,233	110,751
Consumer	6	5	—	18	29	5,002	5,031
Total	$1,625	$261	$587	$2,965	$5,438	$1,159,383	$1,164,821

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at December 31, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$4	$4	$—	$19	$1
Commercial real estate:
Construction and land development	—	—	—	56	4
Commercial real estate	791	789	—	1,069	66
Residential:
Residential	717	719	—	575	41
Home equity	142	142	—	109	10
Consumer	5	5	—	6	1
	$1,659	$1,659	$—	$1,834	$123
With a related allowance recorded:
Commercial	$202	$201	$154	$150	$16
Commercial real estate:
Construction and land development*	37	37	—	56	—
Commercial real estate*	34	32	—	126	11
Residential
Residential	1,022	1,022	12	1,174	27
Home equity	263	261	1	251	1
Consumer*	—	—	—	5	—
	$1,558	$1,553	$167	$1,762	$55
Total:
Commercial	$206	$205	$154	$169	$17
Commercial real estate:
Construction and land development	37	37	—	112	4
Commercial real estate	825	821	—	1,195	77
Residential:
Residential	1,739	1,741	12	1,749	68
Home equity	405	403	1	360	11
Consumer	5	5	—	11	1
	$3,217	$3,212	$167	$3,596	$178
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

The following table shows the detail of loans modified as TDRs during the year ended December 31, 2017, 2016, and 2015, included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$212	$212
Commercial real estate	—	—	—
Home equity	2	57	57
Residential real estate	1	36	36
Consumer	—	—	—
Total	8	$305	$305

	Loans Modified as a TDR for the Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	2	$24	$24
Commercial real estate	2	1,005	1,003
Home equity	—	—	—
Residential real estate	4	322	312
Consumer	—	—	—
Total	8	$1,351	$1,339

	Loans Modified as a TDR for the Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	3	394	394
Home equity	1	107	105
Residential real estate	4	596	583
Consumer	—	—	—
Total	8	$1,097	$1,082
During the year ended December 31, 2017, there were three commercial loans with a total recorded investment of $109,000 and one residential real estate loan with a recorded investment of $143,000 that defaulted within twelve months of modification. During the years ended December 31, 2016 and 2015, the Company had no loans that subsequently defaulted within twelve months of modification.  The Company defines default as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification. Any charge-offs resulting in default were adjusted through the allowance for loan losses.

The following table summarizes the primary reason certain loan modifications were classified as TDRs and includes newly designated TDRs as well as modifications made to existing TDRs. Rate modifications include TDRs made with below market interest rates that also include modifications of loan structures (dollars in thousands):

	Year Ended December 31,
	2017			2016			2015
	Type of Modification		ALLL	Type of Modification		ALLL	Type of Modification		ALLL
	Rate	Structure	Impact	Rate	Structure	Impact	Rate	Structure	Impact
Commercial	$—	$212	$137	$—	$24	$—	$—	$—	$—
Commercial real estate	—	—	—	—	1,003	—	—	394	—
Home equity	—	57	1	—	—	—	105	—	1
Residential real estate	—	36	—	—	312	1	—	583	19
Consumer	—	—	—	—	—	—	—	—	—
Total	$—	$305	$138	$—	$1,339	$1	$105	$977	$20
The Company had $463,000 in residential real estate loans in the process of foreclosure at December 31, 2017 and $629,000 and $653,000 in residential OREO at December 31, 2017 and December 31, 2016, respectively.
Risk Ratings
The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate	Residential Real Estate	Home Equity
Pass	$248,714	$114,502	$625,861	$200,405	$107,705
Special Mention	1,763	7,114	6,914	4,438	1,325
Substandard	1,189	1,531	4,926	4,483	827
Doubtful	—	—	—	—	—
Total	$251,666	$123,147	$637,701	$209,326	$109,857
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$4,415
Nonperforming	13
Total	$4,428
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
Note 5 – Allowance for Loan Losses and Reserve for Unfunded Lending Commitments
Changes in the allowance for loan losses and the reserve for unfunded lending commitments for each of the years in the three-year period ended December 31, 2017, are presented below (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Allowance for Loan Losses
Balance, beginning of year	$12,801	$12,601	$12,427
Provision for loan losses	1,016	250	950
Charge-offs	(690)	(326)	(1,200)
Recoveries	476	276	424
Balance, end of year	$13,603	$12,801	$12,601

	Years Ended December 31,
	2017	2016	2015
Reserve for Unfunded Lending Commitments
Balance, beginning of year	$203	$184	$163
Provision for unfunded commitments	3	19	21
Charge-offs	—	—	—
Balance, end of year	$206	$203	$184

The reserve for unfunded loan commitments is included in other liabilities, and the provision for (recovery of) unfunded commitments is included in noninterest expense. The following table presents the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment for the year ended December 31, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for Loan Losses
Balance at December 31, 2016	$2,095	$7,355	$3,303	$48	$—	$12,801
Charge-offs	(282)	(93)	(172)	(143)	—	(690)
Recoveries	223	60	85	108	—	476
Provision	377	999	(391)	31	—	1,016
Balance at December 31, 2017	$2,413	$8,321	$2,825	$44	$—	$13,603

Balance at December 31, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$154	$—	$13	$—	$—	$167
Collectively evaluated for impairment	2,259	8,203	2,645	44	—	13,151
Acquired impaired loans	—	118	167	—	—	285
Total	$2,413	$8,321	$2,825	$44	$—	$13,603

Loans
Individually evaluated for impairment	$206	$862	$2,144	$5	$—	$3,217
Collectively evaluated for impairment	251,185	747,819	306,066	4,408	—	1,309,478
Acquired impaired loans	275	12,167	10,973	15	—	23,430
Total	$251,666	$760,848	$319,183	$4,428	$—	$1,336,125

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
Note 6 – Premises and Equipment
Major classifications of premises and equipment at December 31, 2017 and 2016 are summarized as follows (dollars in thousands):

	December 31,
	2017	2016
Land	$6,583	$6,891
Buildings	26,713	25,616
Leasehold improvements	981	1,078
Furniture and equipment	17,677	16,372
	51,954	49,957
Accumulated depreciation	(26,053)	(24,518)
Premises and equipment, net	$25,901	$25,439
Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $1,877,000, $1,892,000, and $1,833,000, respectively.

The Company has entered into operating leases for several of its branch and ATM facilities.  The minimum annual rental payments under these leases at December 31, 2017 are as follows (dollars in thousands):

Minimum Lease
Year	Payments
2018	$726
2019	215
2020	36
2021	13
2022	7
2023 and after	15
$1,012
Lease expense, a component of occupancy and equipment expense, for the years ended December 31, 2017, 2016, and 2015 was $961,000, $897,000, and $990,000, respectively.
Note 7 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the years ended December 31, 2017, 2016, or 2015.
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
The changes in the carrying amount of goodwill and intangibles for the twelve months ended December 31, 2017, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2016	$43,872	$1,719
Amortization	—	(528)
Balance at December 31, 2017	$43,872	$1,191
Goodwill and intangible assets at December 31, 2017 and 2016 are as follow (dollars in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2017
Core deposit intangibles	$11,508	$(10,317)	$1,191
Goodwill	43,872	—	43,872

December 31, 2016
Core deposit intangibles	$11,508	$(9,789)	$1,719
Goodwill	43,872	—	43,872

Amortization expense of core deposit intangibles for the years ended December 31, 2017, 2016, and 2015 were $528,000, $964,000, and $1,201,000, respectively.  As of December 31, 2017, the estimated future amortization expense of core deposit intangibles is as follows (dollars in thousands):

Year	Amount
2018	$265
2019	219
2020	207
2021	197
2022	155
2023 and after	148
Total	$1,191
Note 8 - Deposits
The aggregate amount of time deposits in denominations of $250,000 or more at December 31, 2017 and 2016 was $162,781,000 and $142,527,000, respectively.
At December 31, 2017, the scheduled maturities of certificates of deposits (included in "time" deposits on the Consolidated Balance Sheet) were as follows (dollars in thousands):

Year	Amount
2018	$157,040
2019	46,070
2020	33,711
2021	88,504
2022	52,319
2023 and after	6,014
Total	$383,658
There were no brokered time deposits at December 31, 2017 or December 31, 2016. Time deposits through the Certificate of Deposit Account Registry Service ("CDARS") program totaled $25,838,000 at December 31, 2017 compared to $23,445,000 at December 31, 2016. Deposits through the CDARS program are generated from major customers with substantial relationships to the Bank.
Note 9 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements and overnight borrowings from the FHLB.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and, additionally, has access to the Federal Reserve Bank of Richmond's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government, its agencies or GSEs. They mature daily. The interest rates are generally fixed but may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB. Short-term borrowings consisted solely of the following at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017		December 31, 2016
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Customer repurchase agreements	$10,726	0.01%	$39,166	0.01%
Other short-term borrowings	24,000	1.59%	20,000	0.80%
Total short-term borrowings	$34,726		$59,166

Note 10 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of December 31, 2017, $511,621,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.
There were no long-term borrowings as of December 31, 2017. Long-term borrowings as of December 31, 2016 consisted of the following fixed-rate advance (dollars in thousands):

	2016
Due by	Advance Amount	Weighted Average Rate
November 30, 2017	$9,980	2.98%

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At December 31, 2017, the Bank's public deposits totaled $265,543,000. The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At December 31, 2017, the Company had $190,700,000 in letters of credit with the FHLB outstanding as well as $114,183,000 in agency, state, and municipal securities to provide collateral for such deposits.
Note 11 – Junior Subordinated Debt
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

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below (dollars in thousands):

				Principal Amount
				As of December 31,
Issuing Entity	Date Issued	Interest Rate	Maturity Date	2017	2016
AMNB Trust I	4/7/2006	Libor plus 1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus 3.45%	11/7/2032	4,322	4,265

MidCarolina Trust II	12/3/2003	Libor plus 2.95%	10/7/2033	2,885	2,840

				$27,826	$27,724
The principal amounts reflected for the MidCarolina Trusts as of December 31, 2017 and 2016, are net of fair value marks of $833,000 and $724,000, respectively. The original fair value marks of $1,197,000 and $1,021,000 were recorded as a result of the merger with MidCarolina on July 1, 2011 and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 12 – Stock-Based Compensation
The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008 and approved by shareholders on April 22, 2008 at the Company's 2008 Annual Meeting of Shareholders.  Until its expiration date on February 18, 2018, the 2008 Plan provided for the granting of restricted stock awards, incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee. The 2008 Plan authorized the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which terminated in 2006. The 2008 Plan terminated in February 2018. The Board will be proposing a 2018 Equity Compensation Plan for shareholder approval at the upcoming Annual Meeting.
Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.
A summary of stock option transactions for the year ended December 31, 2017 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	58,411	$24.37
Replacement stock options	—	—
Granted	—	—
Exercised	(4,950)	22.93
Forfeited	(578)	23.33
Expired	(1,898)	36.08
Outstanding at December 31, 2017	50,985	$24.09	0.79 years	$725
Exercisable at December 31, 2017	50,985	$24.09	0.79 years	$725
The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current fair value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.  This amount changes based on changes in the fair value of the Company's common stock.

The total proceeds of the in-the-money options exercised during the year ended December 31, 2017, 2016, and 2015 were $113,000, $142,000, and $789,000, respectively.  Total intrinsic value of options exercised during years ended December 31, 2017, 2016, and 2015 was $287,000, $11,000, and $220,000, respectively.
As of December 31, 2017, 2016, and 2015, there was no recognized or unrecognized compensation expense attributable to the outstanding stock options.
The following table summarizes information related to stock options outstanding on December 31, 2017:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$20.00 to $25.00	27,060	1.04 years	$22.10
$25.01 to $30.00	22,275	0.55	25.82
$30.01 to $41.67	1,650	0.01	33.33
	50,985	0.79 years	$24.09
No stock options were granted in 2017, 2016 and 2015.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair market value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock granted in 2017 cliff vests at the end of a 36-month period beginning on the date of grant. Nonvested restricted stock activity for the year ended December 31, 2017 is summarized in the following table:

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2016	50,822	$23.21
Granted	14,453	34.74
Vested	(18,774)	24.49
Forfeited	—	—
Nonvested at December 31, 2017	46,501	26.28
As of December 31, 2017, 2016, and 2015, there was $538,000, $568,000, and $340,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  This cost is expected to be recognized over the next 12 to 36 months.  The share based compensation expense for nonvested restricted stock was $532,000, $444,000, and $322,000 during 2017, 2016, and 2015, respectively.
Starting in 2010, the Company began offering its outside directors alternatives with respect to director compensation. The regular monthly board retainer can be received quarterly in the form of either (i) $5,800 in cash or (ii) shares of immediately vested, but restricted stock, with a market value of $6,250. Monthly meeting fees can also be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  For 2017, 11 of the 13 outside directors elected to receive stock in lieu of cash for either all of part of their retainer or meeting fees. Only outside directors receive board fees. The Company issued 13,093, 13,166 and 11,228 shares and recognized share based compensation expense of $484,000, $380,000, and $275,000 during 2017, 2016 and 2015, respectively.
During 2015, 4,158 shares with a market value of $95,000 were issued to a retired director as payment for cumulative deferred director compensation.
Note 13 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the states of Virginia and North Carolina.  With few exceptions, the Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years prior to 2014.

The components of the Company's net deferred tax assets (liabilities) were as follows (dollars in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,047	$4,480
Nonaccrual loan interest	444	610
Other real estate owned valuation allowance	150	199
Deferred compensation	835	1,335
Net unrealized losses on securities	226	81
Acquisition accounting adjustments	1,283	3,215
Accrued pension liability	170	100
Other	488	796
Total deferred tax assets	6,643	10,816

Deferred tax liabilities:
Depreciation	761	1,030
Accretion of discounts on securities	24	113
Core deposit intangibles	267	602
Trust preferred fair value adjustment	349	581
Other	201	243
Total deferred tax liabilities	1,602	2,569
Net deferred tax assets	$5,041	$8,247
The provision for income taxes consists of the following (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Current tax expense	$7,355	$6,125	$4,279
Deferred tax expense	724	882	1,741
Deferred tax asset adjustment for tax rate change	2,747	—	—
Total income tax expense	$10,826	$7,007	$6,020
A reconcilement of the "expected" Federal income tax expense to reported income tax expense is as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Expected federal tax expense	$9,126	$8,158	$7,371
Tax impact from enacted change in tax rate	2,747	—	—
Nondeductible interest expense	85	94	78
Tax-exempt interest	(949)	(1,265)	(1,338)
State income taxes	296	296	222
Other, net	(479)	(276)	(313)
Total income tax expense	$10,826	$7,007	$6,020
Income tax expense for 2017 includes a downward adjustment of net deferred tax assets in the amount of $2,747,000, recorded as a result of the enactment of the Tax Reform Act on December 22, 2017. The Tax Reform Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018.

Note 14 – Earnings Per Common Share
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

	Years Ended December 31,
	2017		2016		2015
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,641,717	$1.76	8,611,507	$1.89	8,680,502	$1.73
Effect of dilutive securities - stock options	18,911	—	9,734	—	7,948	—
Diluted earnings per share	8,660,628	$1.76	8,621,241	$1.89	8,688,450	$1.73
Outstanding stock options on common stock which were not included in computing diluted earnings per share in 2017, 2016, and 2015 because their effects were anti-dilutive, averaged 330 shares, 11,397 shares, and 66,238 shares, respectively.
Note 15 – Off-Balance Sheet Activities
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
The following off-balance sheet financial instruments whose contract amounts represent credit risk were outstanding at December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Commitments to extend credit	$341,760	$345,803
Standby letters of credit	13,647	4,088
Mortgage loan rate lock commitments	5,089	12,839
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
At December 31, 2017, the Company had locked-rate commitments to originate mortgage loans amounting to approximately $5,089,000 and loans held for sale of $1,639,000. Risks arise from the possible inability of counterparties to meet the terms of their contracts, though the Company has never experienced a failure of one of its counterparties to perform.  If a loan becomes past due 90 days within 180 days of sale, the Company would be required to repurchase the loan.

Note 16 – Related Party Transactions
In the ordinary course of business, loans are granted to executive officers, directors, and their related entities.  Management believes that all such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to similar, unrelated borrowers, and do not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2017 and 2016, none of these loans were restructured, past due, or on nonaccrual status.
An analysis of these loans for 2017 is as follows (dollars in thousands):

Balance at December 31, 2016	$22,078
Additions	24,265
Repayments	(20,589)
Reclassifications(1)	(11,533)
Balance at December 31, 2017	$14,221
(1) Includes loans (i) to persons no longer affiliated with the Company and therefore not considered related party loans as of period end or (ii) that were considered related party loans in the prior year but were subsequently not considered related party loans in the current year.
Related party deposits totaled $22,077,000 at December 31, 2017 and $22,121,000 at December 31, 2016.

Note 17 – Employee Benefit Plans
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

	As of and for the Years Ended December 31,
	2017	2016	2015
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$7,932	$8,453	$10,710
Service cost	—	—	—
Interest cost	237	269	297
Actuarial (gain) loss	611	352	(100)
Settlement gain	(3)	(51)	—
Benefits paid	(464)	(1,091)	(2,454)
Projected benefit obligation at end of year	8,313	7,932	8,453

Change in Plan Assets:
Fair value of plan assets at beginning of year	7,647	8,428	10,949
Actual return on plan assets	373	310	(67)
Benefits paid	(464)	(1,091)	(2,454)
Fair value of plan assets at end of year	7,556	7,647	8,428

Funded Status at End of Year	$(757)	$(285)	$(25)

Amounts Recognized in the Consolidated Balance Sheets
Other liabilities	$(757)	$(285)	$(25)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$2,886	$2,652	$2,818
Deferred income taxes	(606)	(928)	(986)
Amount recognized	$2,280	$1,724	$1,832

	As of and for the Years Ended December 31,
	2017	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—
Interest cost	237	269	297
Expected return on plan assets	(353)	(385)	(459)
Recognized net loss due to settlement	135	315	671
Recognized net actuarial loss	218	228	293
Net periodic benefit cost	$237	$427	$802

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net actuarial (gain) loss	$234	$(166)	$(538)
Amortization of prior service cost	—	—	—
Total recognized in other comprehensive (income) loss	$234	$(166)	$(538)

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive (Income) Loss	$471	$261	$264

The accumulated benefit obligation as of December 31, 2017, 2016, and 2015 was $8,313,000, $7,932,000, and $8,453,000, respectively.  The rate of compensation increase is no longer applicable since the defined benefit plan was frozen and converted to a cash balance plan.
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
Below is a description of the plan's assets.  The plan's weighted-average asset allocations by asset category are as follows as of December 31, 2017 and 2016:

Asset Category	December 31,
	2017	2016
Fixed Income	61.7%	51.3%
Equity	29.5%	38.0%
Cash and Accrued Income	8.8%	10.7%
Total	100.0%	100.0%
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
The fair value of the Company's pension plan assets at December 31, 2017 and 2016, by asset category are as follows (dollars in thousands):

		Fair Value Measurements at December 31, 2017 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2017	Level 1	Level 2	Level 3
Cash	$617	$617	$—	$—
Fixed income securities
Government sponsored entities	1,892	—	1,892	—
Municipal bonds and notes	1,931	—	1,931	—
Corporate bonds and notes	880	—	880	—
Equity securities
U.S. companies	1,768	1,768	—	—
Foreign companies	468	468	—	—
	$7,556	$2,853	$4,703	$—

		Fair Value Measurements at December 31, 2016 using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	2016	Level 1	Level 2	Level 3
Cash	$780	$780	$—	$—
Fixed income securities
Government sponsored entities	1,496	—	1,496	—
Municipal bonds and notes	1,453	—	1,453	—
Corporate bonds and notes	973	—	973	—
Equity securities
U.S. companies	2,505	2,505	—	—
Foreign companies	440	440	—	—
	$7,647	$3,725	$3,922	$—
Projected benefit payments for the years 2018 to 2026 are as follows (dollars in thousands):

Year	Amount
2018	$1,248
2019	894
2020	457
2021	673
2022	617
2023-2026	3,519
401(k) Plan
The Company maintains a 401(k) plan that covers substantially all full-time employees of the Company. The Company matches a portion of the contribution made by employee participants after at least one year of service. The Company contributed $763,000, $623,000, and $602,000 to the 401(k) plan in 2017, 2016, and 2015, respectively. These amounts are included in employee benefits expense for the respective years.
Deferred Compensation Arrangements
The Company has historically maintained deferred compensation agreements with certain current and former employees providing for annual payments to each ranging from $25,000 to $50,000 per year for ten years upon their retirement.  The liabilities under these agreements are being accrued over the officers' remaining periods of employment so that, on the date of their retirement, the then-present value of the annual payments would have been accrued.  As of December 31, 2017, the Company only had one remaining agreement under which payments are being made to a former officer. The liabilities were $350,000 and $397,000 at December 31, 2017 and 2016, respectively. The expense for these agreements was $3,000, $6,000, and $8,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Incentive Arrangements
The Company maintains a cash incentive compensation plan for officers based on the Company's performance and individual officer goals.  The total amount charged to salary expense for this plan was $1,243,000, $916,000, and $559,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 18 – Fair Value Measurements
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
The following table presents the balances of financial assets measured at fair value on a recurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2017 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,127	$—	$112,127	$—
Mortgage-backed and CMOs	105,316	—	105,316	—
State and municipal	93,626	—	93,626	—
Corporate	8,062	—	8,062	—
Equity securities	2,206	—	2,206	—
Total	$321,337	$—	$321,337	$—

		Fair Value Measurements at December 31, 2016 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$104,054	$—	$104,054	$—
Mortgage-backed and CMOs	79,493	—	79,493	—
State and municipal	147,515	—	147,515	—
Corporate	13,492	—	13,492	—
Equity Securities	1,948	—	1,948	—
Total	$346,502	$—	$346,502	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2017 and 2016. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements at December 31, 2017 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,639	$—	$1,639	$—
Impaired loans, net of valuation allowance	1,391	—	—	1,391
Other real estate owned, net	1,225	—	—	1,225

		Fair Value Measurements at December 31, 2016 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2016	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$5,996	$—	$5,996	$—
Impaired loans, net of valuation allowance	2,151	—	—	2,151
Other real estate owned, net	1,328	—	—	1,328
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2017:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
Impaired loans	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned	Discounted appraised value	Selling cost	8.00%
Quantitative Information About Level 3 Fair Value Measurements as of December 31, 2016:

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%

Other real estate owned	Discounted appraised value	Selling cost	6.00%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$52,477	$52,477	$—	$—	$52,477
Securities available for sale	321,337	—	321,337	—	321,337
Restricted stock	6,110	—	6,110	—	6,110
Loans held for sale	1,639	—	1,639	—	1,639
Loans, net of allowance	1,322,522	—	—	1,317,737	1,317,737
Bank owned life insurance	18,460	—	18,460	—	18,460
Accrued interest receivable	5,231	—	5,231	—	5,231

Financial Liabilities:
Deposits	$1,534,726	$—	$1,151,068	$376,888	$1,527,956
Repurchase agreements	10,726	—	10,726	—	10,726
Other short-term borrowings	24,000	—	24,000	—	24,000
Junior subordinated debt	27,826	—	—	28,358	28,358
Accrued interest payable	674	—	674	—	674

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2016 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2016 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value Balance
		Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$53,207	$53,207	$—	$—	$53,207
Securities available for sale	346,502	—	346,502	—	346,502
Restricted stock	6,224	—	6,224	—	6,224
Loans held for sale	5,996	—	5,996	—	5,996
Loans, net of allowance	1,152,020	—	—	1,136,961	1,136,961
Bank owned life insurance	18,163	—	18,163	—	18,163
Accrued interest receivable	5,083	—	5,083	—	5,083

Financial Liabilities:
Deposits	$1,370,640	$—	$991,785	$374,774	$1,366,559
Repurchase agreements	39,166	—	39,166	—	39,166
Other short-term borrowings	20,000	—	20,000	—	20,000
Long-term borrowings	9,980	—	—	10,156	10,156
Junior subordinated debt	27,724	—	—	24,932	24,932
Accrued interest payable	623	—	623	—	623

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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At December 31, 2017 and 2016, the fair value of off balance sheet instruments was deemed immaterial, and therefore was not included in the table above.  The various off-balance sheet instruments were discussed in Note 15.
The Company assumes interest rate risk (the risk that interest rates will change) in its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rates change and that change may be either favorable or unfavorable to the Company.
Note 19 – Dividend Restrictions and Regulatory Capital
The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's retained net income, as defined, for that year combined with its retained net income for the preceding two calendar years.  Under this formula, the Bank can distribute as dividends to the Company, without the approval of the Office of the Comptroller of the Currency, $16,011,000 as of December 31, 2017. Dividends paid by the Bank to the Company are the only significant source of funding for dividends paid by the Company to its shareholders.
Banks and bank holding companies are subject to various regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate certain regulatory action. The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased-in over a multi-year schedule, and fully phased-in by January 1, 2019. The net unrealized gain or loss on available for sale securities and unfunded pension liability is included in computing regulatory capital. Management believes as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.
Actual and required capital amounts (in thousands) and ratios are presented below at year-end:

	Actual		Required for Capital Adequacy Purposes*		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common Equity Tier 1
Company	$166,968	11.50%	$83,476	>5.75%
Bank	184,656	12.79	83,024	>5.75	$93,854	>6.50%

Tier 1 Capital
Company	194,794	13.42	105,253	>7.25
Bank	184,656	12.79	104,683	>7.25	115,512	>8.00

Total Capital
Company	208,973	14.39	134,288	>9.25
Bank	198,465	13.75	133,561	>9.25	144,390	>10.00

Leverage Capital
Company	194,794	10.95	71,128	>4.00
Bank	184,656	10.43	70,796	>4.00	88,495	>5.00

December 31, 2016
Common Equity Tier 1
Company	$158,350	11.77%	$68,972	>5.125%
Bank	172,927	12.92	68,580	>5.125	$86,979	>6.50%

Tier 1 Capital
Company	186,074	13.83	89,159	>6.625
Bank	172,927	12.92	88,652	>6.625	107,051	>8.00

Total Capital
Company	199,375	14.81	116,075	>8.625
Bank	185,931	13.89	115,415	>8.625	133,814	>10.00

Leverage Capital
Company	186,074	11.67	63,761	>4.00
Bank	172,927	10.88	63,571	>4.00	79,464	>5.00
* Except with regard to the Company's and the Bank's leverage capital ratio, includes the current phased-in portion of the Basel III Capital Rules capital conservation buffer which is added to the minimum capital requirements for capital adequacy purposes. The capital conservation buffer requirement began being phased-in effective January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

Note 20 – Segment and Related Information
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
Segment information as of and for the years ended December 31, 2017, 2016, and 2015, is shown in the following table (dollars in thousands):

	2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$62,697	$—	$341	$—	$63,038
Interest expense	6,263	—	1,028	—	7,291
Noninterest income	9,224	4,756	247	—	14,227
Income (loss) before income taxes	24,828	2,521	(1,274)	—	26,075
Net income (loss)	14,456	1,486	(693)	—	15,249
Depreciation and amortization	2,393	12	—	—	2,405
Total assets	1,806,647	—	236,644	(227,213)	1,816,078
Goodwill	43,872	—	—	—	43,872
Capital expenditures	2,637	11	—	—	2,648

	2016
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$56,076	$—	$94	$—	$56,170
Interest expense	5,438	—	878	—	6,316
Noninterest income	8,848	4,634	23	—	13,505
Income (loss) before income taxes	22,230	2,623	(1,545)	—	23,308
Net income (loss)	15,486	1,835	(1,020)	—	16,301
Depreciation and amortization	2,845	11	—	—	2,856
Total assets	1,669,629	—	229,241	(220,232)	1,678,638
Goodwill	43,872	—	—	—	43,872
Capital expenditures	3,609	4	—	—	3,613

	2015
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$55,109	$—	$60	$—	$55,169
Interest expense	5,144	—	760	—	5,904
Noninterest income	8,386	4,881	20	—	13,287
Income (loss) before income taxes	19,398	2,737	(1,076)	—	21,059
Net income (loss)	13,793	1,956	(710)	—	15,039
Depreciation and amortization	3,022	12	—	—	3,034
Total assets	1,545,377	—	225,533	(223,311)	1,547,599
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,453	21	—	—	1,474
Note 21 – Parent Company Financial Information
Condensed Parent Company financial information is as follows (dollars in thousands):

	December 31,
Condensed Balance Sheets	2017	2016
Cash	$1,597	$4,654
Securities available for sale, at fair value	8,740	8,355
Investment in subsidiaries	226,452	216,340
Due from subsidiaries	46	120
Other assets	31	40
Total Assets	$236,866	$229,509

Trust preferred capital notes	$27,826	$27,724
Other liabilities	323	405
Shareholders' equity	208,717	201,380
Total Liabilities and Shareholders' Equity	$236,866	$229,509

	Years Ended December 31,
Condensed Statements of Income	2017	2016	2015
Dividends from subsidiary	$6,000	$16,000	$11,000
Other income	588	117	80
Expenses	1,862	1,662	1,156
Income tax benefit	(581)	(526)	(366)
Income before equity in undistributed earnings of subsidiary	5,307	14,981	10,290
Equity in undistributed earnings of subsidiary	9,942	1,320	4,749
Net Income	$15,249	$16,301	$15,039

	Years Ended December 31,
Condensed Statements of Cash Flows	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$15,249	$16,301	$15,039
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(221)	—	—
Equity in (undistributed) distributions of subsidiary	(9,942)	(1,320)	(4,749)
Net change in other assets	83	(57)	257
Net change in other liabilities	(82)	163	106
Net cash provided by operating activities	5,087	15,087	10,653
Cash Flows from Investing Activities:
Purchases of securities available for sale	(373)	(6,588)	—
Sales of securities available for sale	500	—	—
Investment in banking subsidiary	—	—	563
Cash paid in bank acquisition	—	—	(5,935)
Net cash provided by (used in) investing activities	127	(6,588)	(5,372)
Cash Flows from Financing Activities:
Common stock dividends paid	(8,384)	(8,266)	(8,068)
Repurchase of common stock	—	(1,292)	(3,506)
Proceeds from exercise of stock options	113	142	789
Proceeds from issuance of common stock	—	—	95
Net cash used in financing activities	(8,271)	(9,416)	(10,690)
Net decrease in cash and cash equivalents	(3,057)	(917)	(5,409)
Cash and cash equivalents at beginning of period	4,654	5,571	10,980
Cash and cash equivalents at end of period	$1,597	$4,654	$5,571
Note 22 – Concentrations of Credit Risk
Substantially all of the Company's loans are made within its market area, which includes Southern and Central Virginia and the northern portion of Central North Carolina.  The ultimate collectibility of the Company's loan portfolio and the ability to realize the value of any underlying collateral, if necessary, are impacted by the economic conditions and real estate values of the market area.
Loans secured by real estate were $1,080,031,000, or 80.8% of the loan portfolio at December 31, 2017, and $951,073,000, or 81.6% of the loan portfolio at December 31, 2016.  Loans secured by commercial real estate represented the largest portion of loans at $637,701,000 at December 31, 2017 and $510,960,000 at December 31, 2016, 47.7% and 43.9%, respectively of total loans.  There were no concentrations of loans to any individual, group of individuals, business, or industry that exceeded 10% of total loans at December 31, 2017 or 2016.

Note 23 – Supplemental Cash Flow Information

(dollars in thousands)	For the Years ended December 31,
	2017	2016	2015
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$28,594	$20,268	$19,352
Interest-bearing deposits in other banks	23,883	32,939	75,985
	$52,477	$53,207	$95,337

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$7,240	$6,348	$5,836
Income taxes	7,653	6,477	3,090
Noncash investing and financing activities:
Transfer of loans to other real estate owned	1,233	295	2,101
Unrealized loss on securities available for sale	(777)	(6,572)	(2,652)
Change in unfunded pension liability	(234)	166	538

Non-cash transactions related to acquisitions:

Investment securities	—	—	18,507
Restricted stock	—	—	587
Loans	—	—	115,960
Premises and equipment	—	—	956
Deferred income taxes	—	—	2,794
Core deposit intangible	—	—	1,839
Other real estate owned, net	—	—	168
Bank owned life insurance	—	—	1,955
Other assets	—	—	1,049

Liabilities assumed:
Demand, MMDA, and savings deposits	—	—	82,451
Time deposits	—	—	54,872
Other liabilities	—	—	3,076

Consideration:
Issuance of common stock	—	—	20,483

Note 24 – Accumulated Other Comprehensive Income ("AOCI")
Changes in each component of accumulated other comprehensive income (loss) were as follows (dollars in thousands):

	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)
Balance at Balance at December 31, 2014	$5,845	$(2,181)	$3,664

Net unrealized losses on securities available for sale, net of tax, $(626)	(1,159)	—	(1,159)

Reclassification adjustment for realized gains on securities, net of tax, $(303)	(564)	—	(564)

Change in unfunded pension liability, net of tax, $189	—	349	349

Balance at December 31, 2015	4,122	(1,832)	2,290

Net unrealized losses on securities available for sale, net of tax, $(2,007)	(3,729)	—	(3,729)

Reclassification adjustment for realized gains on securities, net of tax, $(293)	(543)	—	(543)

Change in unfunded pension liability, net of tax, $58	—	108	108

Balance at December 31, 2016	(150)	(1,724)	(1,874)

Net unrealized gains on securities available for sale, net of tax, $12	23	—	23

Reclassification adjustment for realized gains on securities, net of tax, $(284)	(528)	—	(528)

Change in unfunded pension liability, net of tax, $(82)	—	(152)	(152)

Reclassification of stranded tax effects from tax rate change	(141)	(404)	(545)

Balance at December 31, 2017	$(796)	$(2,280)	$(3,076)
The following table provides information regarding reclassifications out of accumulated other comprehensive income (loss) (dollars in thousands):
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
For the Three Years Ending December 31, 2017

Details about AOCI Components	Amount Reclassified from AOCI			Affected Line Item in the Statement of Where Net Income is Presented
	Years Ended December 31,
	2017	2016	2015
Available for sale securities:
Realized gain on sale of securities	$812	$836	$867	Securities gains (losses), net
	(284)	(293)	(303)	Income taxes
	$528	$543	$564	Net of tax

Reclassification of stranded tax effects from tax rate change	141	—	—	*

Employee benefit plans:
Reclassification of stranded tax effects from tax rate change	404	—	—	*

Total reclassifications	$1,073	$543	$564
* Reclassification from AOCI to retained earnings for stranded tax effects resulting from the impact of the newly enacted federal corporate income tax rate on items included in AOCI.

ITEM 9A – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2017. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting.  This assessment was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, as such term is defined in Exchange Act Rule 13a-15(f).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, because of changes in conditions, internal control effectiveness may vary over time.
The Company's independent registered public accounting firm, Yount, Hyde and Barbour, P.C., has audited the Company's internal control over financial reporting as of December 31, 2017, as stated in their report included herein.  Yount, Hyde and Barbour, P.C. also audited the Company's consolidated financial statements as of and for the year ended December 31, 2017.

/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer

/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer

March 9, 2018

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8 for reference.
(a)(2)	Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.
(a)(3)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

EXHIBIT INDEX
Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization, as of August 24, 2014, between American National Bankshares Inc. and MainStreet BankShares, Inc.	Exhibit 2.1 on Form 8-K filed August 28, 2014

3.1	Articles of Incorporation, as amended	Exhibit 3.1 on Form 10-Q filed July 5, 2011

3.2	Bylaws, as amended	Exhibit 3.2 on Form 8-K filed January 5, 2015

10.1	Deferred Compensation Agreement between American National Bank and Trust Company, and Charles H. Majors dated December 31, 2008	Exhibit 10.1 on Form 10-K filed March 16, 2009

10.2	Employment Agreement between American National Bankshares Inc. and Jeffrey V. Haley dated March 2, 2015	Exhibit 10.1 on Form 8-K filed March 4, 2015

10.3	Employment Agreement between American National Bankshares Inc. and William W. Traynham dated March 2, 2015	Exhibit 10.2 on Form 8-K filed March 4, 2015

10.4	Employment Agreement between American National Bankshares Inc. and H. Gregg Strader dated March 2, 2015	Exhibit 10.3 on Form 10-Q filed May 11, 2015

10.5	Employment Agreement between American National Bank and Trust Company, and Charles T. Canaday, Jr., dated December 15, 2010	Exhibit 10.9 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.6	Employment Agreement between American National Bank and Trust Company and Edward C. Martin dated September 21, 2016	Exhibit 10.1 on Form 8-K filed December 29, 2016

10.7	Executive Severance Agreement between American National Bankshares Inc., American National Bank and Trust Company, and Charles T. Canaday, Jr. dated December 15, 2010	Exhibit 10.10 on Amendment No. 1 to Form S-4 filed March 29, 2011

10.8	American National Bankshares Inc. 2008 Stock Incentive Plan	Exhibit 99.0 on Form S-8 filed May 30, 2008

10.9	Adoption Agreement for Virginia Bankers Association Non-Qualified Deferred Compensation Plan for Executives of American National Bank & Trust Company	Exhibit 10.11 on Form 10-K filed March 15, 2016

EXHIBIT INDEX
Exhibit No.	Description	Location
11.1	Refer to Earnings Per Share calculation in the Notes to Financial Statements	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith

31.1	Section 302 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

31.2	Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

32.1	Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer	Filed herewith

32.2	Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	SBRL Taxonomy Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2018	By:	AMERICAN NATIONAL BANKSHARES INC.

/s/ Jeffrey V. Haley
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2018.

/s/ Jeffrey V. Haley	Director, President and Chief Executive Officer (principal executive officer)
Jeffrey V. Haley

/s/ Charles H. Majors	Director and Chairman	/s/ Franklin W. Maddux	Director
Charles H. Majors		Franklin W. Maddux

/s/ Fred A. Blair	Director	/s/ Claude B. Owen, Jr.	Director
Fred A. Blair		Claude B. Owen, Jr.

/s/ Frank C. Crist, Jr.	Director	/s/ Ronda M. Penn	Director
Frank C. Crist, Jr.		Ronda M. Penn

/s/ Michael P. Haley	Director	/s/ Dan M. Pleasant	Director
Michael P. Haley		Dan M. Pleasant

/s/ Charles S. Harris	Director	/s/ Joel R. Shepherd	Director
Charles S. Harris		Joel R. Shepherd

/s/ F. D. Hornaday, III	Director	/s/ Tammy M. Finley	Director
F. D. Hornaday, III		Tammy M. Finley

/s/ John H. Love	Director	/s/ William W. Traynham	Executive Vice President and Chief Financial Officer (principal financial officer)
John H. Love		William W. Traynham

/s/ Cathy W. Liles	Senior Vice President and Chief Accounting Officer (principal accounting officer)
Cathy W. Liles