Form 10-Q
period 2018-03-31
AMERICAN NATIONAL BANKSHARES INC.
filed 2018-05-04
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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
At April 30, 2018, the Company had 8,687,738 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) March 31, 2018	(*) December 31, 2017
Cash and due from banks	$18,772	$28,594
Interest-bearing deposits in other banks	57,881	23,883

Equity securities, at fair value	2,320	—
Securities available for sale, at fair value	310,348	321,337
Restricted stock, at cost	5,221	6,110
Loans held for sale	1,792	1,639

Loans, net of unearned income	1,321,221	1,336,125
Less allowance for loan losses	(13,575)	(13,603)
Net loans	1,307,646	1,322,522

Premises and equipment, net	25,759	25,901
Other real estate owned, net of valuation allowance of $144 in 2018 and $147 in 2017	1,716	1,225
Goodwill	43,872	43,872
Core deposit intangibles, net	1,114	1,191
Bank owned life insurance	18,566	18,460
Accrued interest receivable and other assets	22,567	21,344
Total assets	$1,817,574	$1,816,078

Liabilities
Demand deposits -- noninterest bearing	$400,225	$394,344
Demand deposits -- interest bearing	233,973	226,914
Money market deposits	409,290	403,024
Savings deposits	134,171	126,786
Time deposits	381,592	383,658
Total deposits	1,559,251	1,534,726

Short-term borrowings:
Customer repurchase agreements	10,466	10,726
Other short-term borrowings	—	24,000
Junior subordinated debt	27,851	27,826
Accrued interest payable and other liabilities	10,166	10,083
Total liabilities	1,607,734	1,607,361

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,675,033 shares outstanding at March 31, 2018 and 8,650,547 shares outstanding at December 31, 2017	8,621	8,604
Capital in excess of par value	76,525	76,179
Retained earnings	131,299	127,010
Accumulated other comprehensive loss, net	(6,605)	(3,076)
Total shareholders' equity	209,840	208,717
Total liabilities and shareholders' equity	$1,817,574	$1,816,078
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2018	2017
Interest and Dividend Income:
Interest and fees on loans	$14,657	$12,704
Interest and dividends on securities:
Taxable	1,324	1,154
Tax-exempt	419	635
Dividends	80	79
Other interest income	188	109
Total interest and dividend income	16,668	14,681
Interest Expense:
Interest on deposits	1,825	1,200
Interest on short-term borrowings	10	28
Interest on long-term borrowings	—	80
Interest on junior subordinated debt	290	239
Total interest expense	2,125	1,547
Net Interest Income	14,543	13,134
Provision for Loan Losses	(44)	300
Net Interest Income After Provision for Loan Losses	14,587	12,834
Noninterest Income:
Trust fees	929	912
Service charges on deposit accounts	551	523
Other fees and commissions	703	673
Mortgage banking income	450	529
Securities gains, net	121	259
Brokerage fees	222	192
Income from Small Business Investment Companies	155	26
Other	202	157
Total noninterest income	3,333	3,271
Noninterest Expense:
Salaries	4,997	4,799
Employee benefits	1,175	1,183
Occupancy and equipment	1,128	1,068
FDIC assessment	146	129
Bank franchise tax	281	256
Core deposit intangible amortization	77	165
Data processing	422	487
Software	305	279
Other real estate owned, net	30	43
Other	2,141	2,032
Total noninterest expense	10,702	10,441
Income Before Income Taxes	7,218	5,664
Income Taxes	1,406	1,601
Net Income	$5,812	$4,063

Net Income Per Common Share:
Basic	$0.67	$0.47
Diluted	$0.67	$0.47
Average Common Shares Outstanding:
Basic	8,669,728	8,633,219
Diluted	8,687,351	8,651,139
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2018	2017
Net income	$5,812	$4,063

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(3,734)	1,011
Tax effect	861	(354)

Reclassification adjustment for gains on sales of securities	(8)	(259)
Tax effect	2	91

Other comprehensive income (loss)	(2,879)	489

Comprehensive income	$2,933	$4,552
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 2018 and 2017
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	4,063	—	4,063

Other comprehensive income	—	—	—	489	489

Stock options exercised (3,300 shares)	3	70	—	—	73

Vesting of restricted stock (6,468 shares)	7	(7)	—	—	—

Equity based compensation (17,393 shares)	3	306	—	—	309

Cash dividends paid, $0.24 per share	—	—	(2,073)	—	(2,073)

Balance, March 31, 2017	$8,591	$75,445	$121,590	$(1,385)	$204,241

Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	5,812	—	5,812

Other comprehensive loss	—	—	—	(2,879)	(2,879)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (3,300 shares)	3	82	—	—	85

Vesting of restricted stock (10,101 shares)	10	(10)	—	—	—

Equity based compensation (21,186 shares)	4	274	—	—	278

Cash dividends paid, $0.25 per share	—	—	(2,173)	—	(2,173)

Balance, March 31, 2018	$8,621	$76,525	$131,299	$(6,605)	$209,840
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$5,812	$4,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(44)	300
Depreciation	466	444
Net accretion of acquisition accounting adjustments	(427)	(434)
Core deposit intangible amortization	77	165
Net amortization of securities	430	542
Net gains on sale or call of securities	(8)	(259)
Unrealized holding gains on equity securities	(113)	—
Gain on sale of loans held for sale	(450)	(529)
Proceeds from sales of loans held for sale	17,947	22,777
Originations of loans held for sale	(17,650)	(18,124)
Net (gain) loss on other real estate owned	(6)	3
Valuation allowance on other real estate owned	—	26
Net gain on sale of premises and equipment	(3)	—
Equity based compensation expense	278	309
Earnings on bank owned life insurance	(106)	(107)
Deferred income tax (benefit) expense	(2)	438
Net change in interest receivable	286	601
Net change in other assets	(644)	(350)
Net change in interest payable	24	(49)
Net change in other liabilities	59	250
Net cash provided by operating activities	5,926	10,066

Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	22,066	41,519
Proceeds from maturities, calls and paydowns of securities available for sale	9,824	12,885
Purchases of securities available for sale	(27,272)	—
Net change in restricted stock	889	732
Net decrease (increase) in loans	14,840	(55,067)
Proceeds from sale of premises and equipment	24	—
Purchases of premises and equipment	(345)	(663)
Proceeds from sales of other real estate owned	47	37
Net cash provided by (used in) investing activities	20,073	(557)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	26,591	53,087
Net change in time deposits	(2,066)	(7,623)
Net change in customer repurchase agreements	(260)	8,610
Net change in other short-term borrowings	(24,000)	(20,000)
Common stock dividends paid	(2,173)	(2,073)
Proceeds from exercise of stock options	85	73
Net cash (used in) provided by financing activities	(1,823)	32,074

Net Increase in Cash and Cash Equivalents	24,176	41,583

Cash and Cash Equivalents at Beginning of Period	52,477	53,207

Cash and Cash Equivalents at End of Period	$76,653	$94,790
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the results of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may occur for any other period.  Certain reclassifications have been made to prior period balances to conform to the current period presentation. These reclassifications did not have an impact on net income and were considered immaterial. These statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Company reclassified $650,000 from other comprehensive income to retained earnings for the difference in amortized cost and fair value. For the quarter ended March 31, 2018, the Company recognized the equity securities fair value change in net income. Previously, the fair value changes were recognized, net of tax, in other comprehensive income (loss). The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.
During the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenue is from interest income, including loans and securities, that are outside the scope of the the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has analyzed all leases currently in place and determined the adoption of ASU 2016-02 will not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee to address the adoption of the standard and engaged a third party vendor to assist with the data gathering and analysis. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities." The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017-08 will have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that ASU 2017-12 will have on its consolidated financial statements.

Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$112,141	$2	$3,516	$108,627
Mortgage-backed and CMOs	110,832	200	2,611	108,421
State and municipal	85,115	828	621	85,322
Corporate	7,834	172	28	7,978
Total securities available for sale	$315,922	$1,202	$6,776	$310,348
The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $2,320,000 at March 31, 2018 and recognized in income $113,000 of unrealized holding gains in the first quarter of 2018.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$114,246	$8	$2,127	$112,127
Mortgage-backed and CMOs	106,163	293	1,140	105,316
State and municipal	92,711	1,262	347	93,626
Corporate	7,842	234	14	8,062
Equity securities	1,383	823	—	2,206
Total securities available for sale	$322,345	$2,620	$3,628	$321,337
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's Consolidated Balance Sheet.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at March 31, 2018 and December 31, 2017 was as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
FRB stock	$3,595	$3,587
FHLB stock	1,626	2,523
Total restricted stock	$5,221	$6,110
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$103,732	$3,516	$50,944	$835	$52,789	$2,681
Mortgage-backed and CMOs	99,661	2,611	74,839	1,602	24,822	1,009
State and municipal	38,355	621	31,395	294	6,960	327
Corporate	1,507	28	484	16	1,023	12
Total	$243,255	$6,776	$157,662	$2,747	$85,594	$4,029
Federal agencies and GSEs: The unrealized losses on the Company's investment in 23 government sponsored entities ("GSE") securities were caused by interest rate increases. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
Mortgage-backed securities: The unrealized losses on the Company's investment in 65 GSE mortgage-backed securities were caused by interest rate increases. Sixteen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
Collateralized Mortgage Obligations: The unrealized losses associated with two private GSE collateralized mortgage obligations ("CMO") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
State and municipal securities:  The unrealized losses on 60 state and municipal securities were caused by interest rate increases. Eleven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. One of these securities was in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2018.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at March 31, 2018, and no impairment has been recognized.

The table below shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position, at December 31, 2017 (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$99,133	$2,127	$45,474	$321	$53,659	$1,806
Mortgage-backed and CMOs	90,806	1,140	64,449	533	26,357	607
State and municipal	34,550	347	27,442	159	7,108	188
Corporate	1,529	14	495	5	1,034	9
Total	$226,018	$3,628	$137,860	$1,018	$88,158	$2,610
Other-Than-Temporarily-Impaired Securities
As of March 31, 2018 and December 31, 2017, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities during the three months ended March 31, 2018 and 2017 (dollars in thousands):

Three Months Ended March 31, 2018
Realized gains (losses):
Gross realized gains	$105
Gross realized losses	(97)
Net realized gains	$8
Proceeds from sales of securities	$22,066

Three Months Ended March 31, 2017
Realized gains (losses):
Gross realized gains	$260
Gross realized losses	(1)
Net realized gains	$259
Proceeds from sales of securities	$41,519
Note 3 – Loans
Loans, excluding loans held for sale, at March 31, 2018 and December 31, 2017, were comprised of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
Commercial	$284,257	$251,666
Commercial real estate:
Construction and land development	93,031	123,147
Commercial real estate	624,164	637,701
Residential real estate:
Residential	207,256	209,326
Home equity	108,024	109,857
Consumer	4,489	4,428
Total loans	$1,321,221	$1,336,125

Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including FASB Accounting Standards Codification ("ASC") 310-30, included in the consolidated balance sheets at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Outstanding principal balance	$73,058	$79,523
Carrying amount	67,685	73,796
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Outstanding principal balance	$26,229	$27,876
Carrying amount	22,034	23,430
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the three months ended March 31, 2018 and the year ended December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Balance at January 1	$4,890	$6,103
Accretion	(691)	(3,117)
Reclassification from nonaccretable difference	259	1,006
Other changes, net*	157	898
	$4,615	$4,890
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at March 31, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$180	$—	$—	$102	$282	$283,975	$284,257
Commercial real estate:
Construction and land development	185	—	—	35	220	92,811	93,031
Commercial real estate	30	—	—	233	263	623,901	624,164
Residential:
Residential	230	11	255	1,005	1,501	205,755	207,256
Home equity	75	—	18	223	316	107,708	108,024
Consumer	41	—	—	—	41	4,448	4,489
Total	$741	$11	$273	$1,598	$2,623	$1,318,598	$1,321,221

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$90	$182	$251,484	$251,666
Commercial real estate:
Construction and land development	—	—	—	36	36	123,111	123,147
Commercial real estate	86	—	280	489	855	636,846	637,701
Residential:
Residential	282	71	79	1,343	1,775	207,551	209,326
Home equity	141	16	—	243	400	109,457	109,857
Consumer	21	5	—	—	26	4,402	4,428
Total	$622	$92	$359	$2,201	$3,274	$1,332,851	$1,336,125

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at March 31, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$3	$—
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	529	526	—	660	10
Residential:
Residential	1,209	1,211	—	963	8
Home equity	140	141	—	141	3
Consumer	4	4	—	5	—
	$1,882	$1,882	$—	$1,772	$21
With a related allowance recorded:
Commercial	$122	$121	$60	$162	$1
Commercial real estate:
Construction and land development*	35	36	—	36	—
Commercial real estate*	29	29	—	31	—
Residential
Residential	151	151	11	607	2
Home equity	243	245	89	233	1
Consumer	—	—	—	—	—
	$580	$582	$160	$1,069	$4
Total:
Commercial	$122	$121	$60	$165	$1
Commercial real estate:
Construction and land development	35	36	—	36	—
Commercial real estate	558	555	—	691	10
Residential:
Residential	1,360	1,362	11	1,570	10
Home equity	383	386	89	374	4
Consumer	4	4	—	5	—
	$2,462	$2,464	$160	$2,841	$25
* Allowance is reported as zero in the table due to presentation in thousands and rounding.
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
Residential:
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
* Allowance is reported as zero in the table due to presentation in thousands and rounding.
In the table above, recorded investment may exceed unpaid principal balance due to acquired loans with a premium and loans where unearned costs exceed unearned fees.

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three months ended March 31, 2018 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended March 31, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	11	11
Consumer	—	—	—
Total	1	$11	$11

The following tables show the detail of loans modified as TDRs during the three months ended March 31, 2017 included in the impaired loan balances (dollars in thousands):

	Loans Modified as a TDR for the
	Three Months Ended March 31, 2017
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	5	$212	$212
Commercial real estate	—	—	—
Construction and land development	—	—	57
Home Equity	2	57	36
Residential real estate	1	36	—
Consumer	—	—	—
Total	8	$305	$305

During the three months ended March 31, 2018 and 2017, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $259,000 in residential real estate loans in the process of foreclosure at March 31, 2018 and $1,150,000 and $629,000 in residential OREO at March 31, 2018 and December 31, 2017, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of March 31, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$280,908	$88,229	$614,695	$200,488	$107,053
Special Mention	2,353	2,625	4,602	2,194	—
Substandard	996	2,177	4,867	4,574	971
Doubtful	—	—	—	—	—
Total	$284,257	$93,031	$624,164	$207,256	$108,024
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$4,489
Nonperforming	—
Total	$4,489

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$248,714	$114,502	$625,861	$200,405	$107,705
Special Mention	1,763	7,114	6,914	4,438	1,325
Substandard	1,189	1,531	4,926	4,483	827
Doubtful	—	—	—	—	—
Total	$251,666	$123,147	$637,701	$209,326	$109,857
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$4,415
Nonperforming	13
Total	$4,428

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

	Three Months Ended March 31, 2018	Year Ended December 31, 2017	Three Months Ended March 31, 2017
Allowance for Loan Losses
Balance, beginning of period	$13,603	$12,801	$12,801
Provision for loan losses	(44)	1,016	300
Charge-offs	(44)	(690)	(49)
Recoveries	60	476	56
Balance, end of period	$13,575	$13,603	$13,108

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$206	$203	$203
Provision for unfunded commitments	5	3	3
Charge-offs	—	—	—
Balance, end of period	$211	$206	$206
The reserve for unfunded loan commitments is included in other liabilities.

The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the three months ended March 31, 2018 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2017:	$2,413	$8,321	$2,825	$44	$13,603
Provision for loan losses	254	(400)	97	5	(44)
Charge-offs	—	(11)	—	(33)	(44)
Recoveries	10	1	20	29	60
Balance at March 31, 2018:	$2,677	$7,911	$2,942	$45	$13,575

Balance at March 31, 2018:

Allowance for Loan Losses
Individually evaluated for impairment	$60	$—	$100	$—	$160
Collectively evaluated for impairment	2,617	7,868	2,644	45	13,174
Acquired impaired loans	—	43	198	—	241
Total	$2,677	$7,911	$2,942	$45	$13,575

Loans
Individually evaluated for impairment	$122	$593	$1,743	$4	$2,462
Collectively evaluated for impairment	283,823	705,704	302,728	4,470	1,296,725
Acquired impaired loans	312	10,898	10,809	15	22,034
Total	$284,257	$717,195	$315,280	$4,489	$1,321,221
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the year ended December 31, 2017 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2016:	$2,095	$7,355	$3,303	$48	$12,801
Provision for loan losses	377	999	(391)	31	1,016
Charge-offs	(282)	(93)	(172)	(143)	(690)
Recoveries	223	60	85	108	476
Balance at December 31, 2017:	$2,413	$8,321	$2,825	$44	$13,603

Balance at December 31, 2017:

Allowance for Loan Losses
Individually evaluated for impairment	$154	$—	$13	$—	$167
Collectively evaluated for impairment	2,259	8,203	2,645	44	13,151
Acquired impaired loans	—	118	167	—	285
Total	$2,413	$8,321	$2,825	$44	$13,603

Loans
Individually evaluated for impairment	$206	$862	$2,144	$5	$3,217
Collectively evaluated for impairment	251,185	747,819	306,066	4,408	1,309,478
Acquired impaired loans	275	12,167	10,973	15	23,430
Total	$251,666	$760,848	$319,183	$4,428	$1,336,125

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
The changes in the carrying amount of goodwill and intangibles for the three months ended March 31, 2018, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2017	$43,872	$1,191
Additions	—	—
Amortization	—	(77)
Impairment	—	—
Balance at March 31, 2018	$43,872	$1,114
Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies ("GSEs").  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Customer repurchase agreements	$10,466	$10,726
Other short-term borrowings	—	24,000
	$10,466	$34,726
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of March 31, 2018, $561,422,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At March 31, 2018, the Bank's public deposits totaled $252,535,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation. This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At March 31, 2018, the Company had $190,000,000 in letters of credit with the FHLB outstanding, as well as $103,992,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.
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
A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					March 31, 2018	December 31, 2017
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,335	4,322

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,897	2,885

					$27,851	$27,826
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,532,000 and $1,557,000 at March 31, 2018 and December 31, 2017, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 9 – Stock Based Compensation
 The Company's 2008 Stock Incentive Plan ("2008 Plan") was adopted by the Board of Directors of the Company on February 19, 2008, and approved by shareholders on April 22, 2008, at the Company's 2008 Annual Meeting of Shareholders.  The 2008 Plan provided for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2008 Plan authorized the issuance of up to 500,000 shares of common stock. The 2008 Plan replaced the Company's stock option plan that was approved by the shareholders at the 1997 Annual Meeting, which expired in 2006. The 2008 Plan terminated in February 2018. The Board will be proposing a new stock based compensation plan for shareholder approval at the upcoming 2018 Annual Meeting (the 2018 Equity Compensation Plan).

Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.
A summary of stock option transactions for the three months ended March 31, 2018 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	50,985	$24.09
Acquired in acquisition	—	—
Granted	—	—
Exercised	(3,300)	25.76
Forfeited	—	—
Expired	(1,650)	33.33
Outstanding at March 31, 2018	46,035	$23.64	0.59 years	$643
Exercisable at March 31, 2018	46,035	$23.64	0.59 years	$643
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of March 31, 2018, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36 month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the three months ended March 31, 2018 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2017	46,501	$26.28
Granted	18,192	39.52
Vested	(10,101)	21.62
Forfeited	(483)	34.70
Nonvested at March 31, 2018	54,109	$31.53
As of March 31, 2018 and December 31, 2017, there was $1,110,000 and $538,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.71 years.  The share based compensation expense for nonvested restricted stock was $147,000 and $192,000 during the first three months of 2018 and 2017, respectively.
The Company offers its outside directors alternatives with respect to director compensation. For 2018, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  Only outside directors receive board fees. The Company issued 3,477 and 3,251 shares and recognized share based compensation expense of $130,000 and $117,000 during the first three months of 2018 and 2017, respectively.

Note 10 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,669,728	$0.67	8,633,219	$0.47
Effect of dilutive securities - stock options	17,623	—	17,920	—
Diluted earnings per share	8,687,351	$0.67	8,651,139	$0.47

Outstanding stock options on common stock that were not included in computing diluted earnings per share for the three month periods ended March 31, 2018 and 2017 because their effects were anti-dilutive, averaged 0 and 1,320 shares, respectively.
Note 11 – Employee Benefit Plans
The following information for the three months ended March 31, 2018 and 2017 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Three Months Ended March 31,
	2018	2017
Service cost	$—	$—
Interest cost	51	59
Expected return on plan assets	(64)	(88)
Recognized loss due to settlement	25	35
Recognized net actuarial loss	68	54
Net periodic cost	$80	$60
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at March 31, 2018 or December 31, 2017.
The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2018 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$108,627	$—	$108,627	$—
Mortgage-backed and CMOs	108,421	—	108,421	—
State and municipal	85,322	—	85,322	—
Corporate	7,978	—	7,978	—
Total securities available for sale	$310,348	$—	$310,348	$—
Equity securities	$2,320	$—	$2,320	$—

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,127	$—	$112,127	$—
Mortgage-backed and CMOs	105,316	—	105,316	—
State and municipal	93,626	—	93,626	—
Corporate	8,062	—	8,062	—
Equity securities	2,206	—	2,206	—
Total securities available for sale	$321,337	$—	$321,337	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three month period ended March 31, 2018 or the year ended December 31, 2017. Gains and losses on the sale of loans are recorded within mortgage banking income on the Consolidated Statements of Income.
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

The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at March 31, 2018 Using
	Balance at March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,792	$—	$1,792	$—
Impaired loans, net of valuation allowance	420	—	—	420
Other real estate owned, net	1,716	—	—	1,716

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,639	$—	$1,639	$—
Impaired loans, net of valuation allowance	1,391	—	—	1,391
Other real estate owned, net	1,225	—	—	1,225
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at March 31, 2018

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%
Quantitative Information About Level 3 Fair Value Measurements at December 31, 2017

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying values and the exit pricing concept fair values of the Company's financial instruments at March 31, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$76,653	$76,653	$—	$—	$76,653
Equity securities	2,320		2,320		2,320
Securities available for sale	310,348	—	310,348	—	310,348
Restricted stock	5,221	—	5,221	—	5,221
Loans held for sale	1,792	—	1,792	—	1,792
Loans, net of allowance	1,307,646	—	—	1,305,037	1,305,037
Bank owned life insurance	18,566	—	18,566	—	18,566
Accrued interest receivable	4,945	—	4,945	—	4,945

Financial Liabilities:
Deposits	$1,559,251	$—	$1,566,012	$—	$1,566,012
Repurchase agreements	10,466	—	10,466	—	10,466
Junior subordinated debt	27,851	—	—	21,801	21,801
Accrued interest payable	698	—	698	—	698
The carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$52,477	$52,477	$—	$—	$52,477
Securities available for sale	321,337	—	321,337	—	321,337
Restricted stock	6,110	—	6,110	—	6,110
Loans held for sale	1,639	—	1,639	—	1,639
Loans, net of allowance	1,322,522	—	—	1,317,737	1,317,737
Bank owned life insurance	18,460	—	18,460	—	18,460
Accrued interest receivable	5,231	—	5,231	—	5,231

Financial Liabilities:
Deposits	$1,534,726	$—	$1,527,956	$—	$1,527,956
Repurchase agreements	10,726	—	10,726	—	10,726
Other short-term borrowings	24,000	—	24,000	—	24,000
Junior subordinated debt	27,826	—	—	28,358	28,358
Accrued interest payable	674	—	674	—	674

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
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At March 31, 2018 and December 31, 2017, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three months ended March 31, 2018 and 2017 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended March 31, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,580	$—	$88	$—	$16,668
Interest expense	1,835	—	290	—	2,125
Noninterest income	2,063	1,151	119	—	3,333
Income (loss) before income taxes	7,026	453	(261)	—	7,218
Net income (loss)	5,653	365	(206)	—	5,812
Depreciation and amortization	540	3	—	—	543
Total assets	1,807,991	—	237,802	(228,219)	1,817,574
Goodwill	43,872	—	—	—	43,872
Capital expenditures	345	—	—	—	345

	Three Months Ended March 31, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$14,596	$—	$85	$—	$14,681
Interest expense	1,308	—	239	—	1,547
Noninterest income	2,161	1,104	6	—	3,271
Income (loss) before income taxes	5,457	541	(334)	—	5,664
Net income (loss)	3,896	388	(221)	—	4,063
Depreciation and amortization	606	3	—	—	609
Total assets	1,706,564	—	232,206	(222,965)	1,715,805
Goodwill	43,872	—	—	—	43,872
Capital expenditures	657	6	—	—	663

Note 14 – Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$18,772	$27,418
Interest-bearing deposits in other banks	57,881	67,372
Cash and Cash Equivalents	$76,653	$94,790

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,101	$1,596
Noncash investing and financing activities:
Transfer of loans to other real estate owned	532	402
Unrealized (losses) gains on securities available for sale	(3,742)	752

Note 15 – Accumulated Other Comprehensive Income
Changes in each component of accumulated other comprehensive income ("AOCI") for the three months ended March 31, 2018 and 2017 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(150)	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $354	657	—	657

Reclassification adjustment for realized gains on securities, net of tax, $(91)	(168)	—	(168)

Balance at March 31, 2017	$339	$(1,724)	$(1,385)

Balance at December 31, 2017	$(796)	$(2,280)	$(3,076)

Net unrealized losses on securities available for sale, net of tax, $(861)	(2,873)	—	(2,873)

Reclassification adjustment for realized gains on securities, net of tax, $(2)	(6)	—	(6)

Reclassification for ASU 2016-01 adoption	(650)	—	(650)

Balance at March 31, 2018	$(4,325)	$(2,280)	$(6,605)

Reclassifications Out of Accumulated Other Comprehensive Income
For the three months ended March 31, 2018 and 2017
(dollars in thousands)

For the Three Months Ended March 31, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$8	Securities gains, net
	(2)	Income taxes
	6
Reclassification for ASU 2016-01 adoption	650	*
Total reclassifications	$656	Net of tax
* Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.

For the Three Months Ended March 31, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$259	Securities gains, net
	(91)	Income taxes
Total reclassifications	$168	Net of tax

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
A variety of factors, some of which are discussed in more detail in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2017, may affect the operations, performance, business strategy, and results of the Company.  Those factors include, but are not limited to, the following:

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
Reclassification
In certain circumstances, reclassifications have been made to prior period information to conform to the 2018 presentation.  There were no material reclassifications.
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies followed by the Company conform with U.S. generally accepted accounting principles ("GAAP") and they conform to general practices within the banking industry.  The Company's critical accounting policies, which are summarized below, relate to (1) the allowance for loan losses, (2) mergers and acquisitions, (3) acquired loans with specific credit-related deterioration (4) goodwill and intangible assets, (5) other real estate owned, (6) deferred tax assets and liabilities, (7) other-than-temporary impairment of securities and (8) the unfunded pension liability.  A summary of the Company's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2017.

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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the three months ended March 31, 2018 or 2017.
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
RESULTS OF OPERATIONS
Earnings Performance
Three months ended March 31, 2018 and 2017
For the quarter ended March 31, 2018, the Company reported net income of $5,812,000 compared to $4,063,000 for the comparable quarter in 2017. The $1,749,000 or 43.0% increase was driven primarily by higher net interest income, resulting mostly from greater interest income on the loan portfolio. Also positively impacting income was the recent reduction in the corporate income tax rate, to 21% from 35%. The Company's tax expense for the quarter was $195,000 or 12.2% less than the comparable quarter of 2017.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended March 31,	2018	2017	$ Change	% Change
Interest income	$16,668	$14,681	$1,987	13.5%
Interest expense	(2,125)	(1,547)	(578)	37.4
Net interest income	14,543	13,134	1,409	10.7
Provision for loan losses	44	(300)	344	(114.7)
Noninterest income	3,333	3,271	62	1.9
Noninterest expense	(10,702)	(10,441)	(261)	2.5
Income tax expense	(1,406)	(1,601)	195	(12.2)

Net income	$5,812	$4,063	$1,749	43.0

Net Interest Income
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and other funding sources.  Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income.  The following discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets, such as certain state and municipal securities.  A tax rate of 21% was used in adjusting interest on tax-exempt assets to a fully taxable equivalent basis in 2018, and a tax rate of 35% was used in 2017.  Net interest income divided by average earning assets is referred to as the net interest margin. The net interest spread represents the difference between the weighted rate earned on average earning assets and the weighted rate paid on average interest-bearing liabilities.
Three months ended March 31, 2018 and 2017
Net interest income on a taxable equivalent basis increased $1,409,000 or 10.7%, for the first quarter of 2018 compared to the same quarter of 2017.  The increase was driven by higher yields and higher loan volume.
For the first quarter of 2018, the Company's yield on interest-earning assets was 3.97%, compared to 3.84% for the first quarter of 2017.  The cost of interest-bearing liabilities was 0.72% compared to 0.56%, primarily related to a 16 basis point (0.16%) increase in the cost of deposits. The interest rate spread was 3.25% compared to 3.28%. The net interest margin, on a fully taxable equivalent basis, was 3.46% compared to 3.44%, an increase of two basis points (0.02%). The increase in net interest margin was driven by larger volumes in earning assets, enhanced by a $29.0 million or 7.8% increase in average non-interest bearing deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended March 31, 2018 and 2017.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended March 31,

	Average Balance		Income/Expense		Yield/Rate
	2018	2017	2018	2017	2018	2017
Loans:
Commercial	$258,552	$219,922	$2,444	$2,054	3.83%	3.79%
Real estate	1,077,243	973,215	12,189	10,624	4.53	4.37
Consumer	4,300	4,837	76	91	7.17	7.63
Total loans	1,340,095	1,197,974	14,709	12,769	4.40	4.27

Securities:
Federal agencies and GSEs	103,199	96,965	517	442	2.00	1.82
Mortgage-backed and CMOs	108,826	78,054	600	413	2.21	2.21
State and municipal	86,336	131,397	634	1,152	2.94	3.51
Other securities	14,422	18,172	175	186	4.85	4.09
Total securities	312,783	324,588	1,926	2,193	2.46	2.70

Deposits in other banks	45,573	51,898	188	109	1.67	0.85

Total interest-earning assets	1,698,451	1,574,460	16,823	15,071	3.97	3.84

Non-earning assets	119,978	125,270

Total assets	$1,818,429	$1,699,730

Deposits:
Demand	$232,383	$215,930	11	11	0.02	0.02
Money market	410,171	305,639	783	241	0.77	0.32
Savings	130,708	124,250	9	9	0.03	0.03
Time	383,860	375,291	1,022	939	1.08	1.01
Total deposits	1,157,122	1,021,110	1,825	1,200	0.64	0.48

Customer repurchase agreements	12,247	45,106	1	1	0.03	0.01
Other short-term borrowings	2,183	11,833	9	27	1.65	0.91
Long-term borrowings	27,836	37,717	290	319	4.17	3.38
Total interest-bearing
liabilities	1,199,388	1,115,766	2,125	1,547	0.72	0.56

Noninterest bearing demand deposits	400,027	371,007
Other liabilities	9,581	9,498
Shareholders' equity	209,433	203,459
Total liabilities and
shareholders' equity	$1,818,429	$1,699,730

Interest rate spread					3.25%	3.28%
Net interest margin					3.46%	3.44%

Net interest income (taxable equivalent basis)			14,698	13,524
Less: Taxable equivalent adjustment (1)			155	390
Net interest income			$14,543	$13,134
(1) - Calculated using 21% and 35% statutory tax rate in 2018 and 2017, respectively, due to tax rate change.

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended March 31,
	2018 vs. 2017
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$390	$25	$365
Real estate	1,565	398	1,167
Consumer	(15)	(5)	(10)
Total loans	1,940	418	1,522
Securities:
Federal agencies and GSEs	75	45	30
Mortgage-backed and CMOs	187	18	169
State and municipal	(518)	(166)	(352)
Other securities	(11)	31	(42)
Total securities	(267)	(72)	(195)
Deposits in other banks	79	94	(15)
Total interest income	1,752	440	1,312

Interest expense
Deposits:
Demand	—	(1)	1
Money market	542	437	105
Savings	—	—	—
Time	83	61	22
Total deposits	625	497	128
Customer repurchase agreements	—	1	(1)
Other short-term borrowings	(18)	13	(31)
Long-term borrowings	(29)	65	(94)
Total interest expense	578	576	2
Net interest income (taxable equivalent basis)	$1,174	$(136)	$1,310

Noninterest Income, three months ended March 31, 2018 and 2017
For the quarter ended March 31, 2018, noninterest income increased $62,000 or 1.9% compared to the comparable 2017 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$929	$912	$17	1.9%
Service charges on deposit accounts	551	523	28	5.4
Other fees and commissions	703	673	30	4.5
Mortgage banking income	450	529	(79)	(14.9)
Securities gains, net	121	259	(138)	(53.3)
Brokerage fees	222	192	30	15.6
Income from SBICs	155	26	129	496.2
Other	202	157	45	28.7
Total noninterest income	$3,333	$3,271	$62	1.9
Mortgage banking income decreased $79,000 in the 2018 quarter compared to the 2017 quarter. Net securities gains decreased $138,000 in the 2018 quarter compared to the same quarter in 2017. Gains in the 2018 quarter were almost entirely related to changes in the market value of equity securities held by the Company, recorded in conformity with new accounting requirements. Income from SBICs reflected a $129,000 increase compared to the 2017 quarter; this category of income is highly unpredictable.

Noninterest Expense, three months ended March 31, 2018 and 2017
For the three months ended March 31, 2018, noninterest expense increased $261,000 or 2.5%. Details of individual accounts are shown in the table below.

	Three Months Ended March 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest Expense
Salaries	$4,997	$4,799	$198	4.1%
Employee benefits	1,175	1,120	55	4.9
Occupancy and equipment	1,128	1,068	60	5.6
FDIC assessment	146	129	17	13.2
Bank franchise tax	281	256	25	9.8
Core deposit intangible amortization	77	165	(88)	(53.3)
Data processing	422	487	(65)	(13.3)
Software	305	279	26	9.3
Other real estate owned, net	30	43	(13)	(30.2)
Other	2,141	2,095	46	2.2
Total noninterest expense	$10,702	$10,441	$261	2.5
Salaries expense increased $198,000 in the 2018 quarter as compared to the 2017 quarter primarily as a result of normal annual salary adjustments. Full-time equivalent employees at the end of the 2018 quarter were 326, unchanged from the first quarter of 2017. Core deposit intangible amortization decreased in the 2018 quarter compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was treated under the accelerated method and will be fully amortized in 2020.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2018 quarter was 59.79% compared to 62.97% for the 2017 quarter. The Company expects improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Efficiency Ratio
Noninterest expense	$10,702	$10,441
Add loss/subtract gain on sale OREO	5	(28)
	$10,707	$10,413

Net interest income	$14,543	$13,134
Tax equivalent adjustment	155	390
Noninterest income	3,333	3,271
Subtract gain on securities	(121)	(259)
Add loss/subtract gain on sale of fixed assets	(3)	—
	$17,907	$16,536

Efficiency ratio	59.79%	62.97%
Net interest margin is calculated by dividing tax equivalent net interest income by total average earning assets. Because a portion of interest income earned by the Company is nontaxable, the tax equivalent net interest income is considered in the calculation of this ratio. Tax equivalent net interest income is calculated by adding the tax benefit realized from interest income that is nontaxable to total interest income then subtracting total interest expense. The tax rate utilized in calculating the tax benefit is 21% for the 2018 quarter and 35% for the 2017 quarter. The reconciliation of tax equivalent net interest income, which is not a measurement under GAAP, to net interest income, is reflected in the table below (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$14,709	$12,769
Interest income - investments and other	2,114	2,302
Interest expense - deposits	(1,825)	(1,200)
Interest expense - customer repurchase agreements	(1)	(1)
Interest expense - other short-term borrowings	(9)	(27)
Interest expense - long-term borrowings	(290)	(319)
Total net interest income	$14,698	$13,524
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(52)	$(65)
Tax benefit realized on non-taxable interest income - municipal securities	(103)	(325)
GAAP measures	$14,543	$13,134

Income Taxes
The effective tax rate for the first quarter of 2018 was 19.48% compared to 28.27% for the first quarter of 2017. The primary reason for the decrease in the effective rate is a result of the Tax Reform Act on December 22, 2017 which lowered the statutory rate from 35% to 21%. The effective tax rate is lower than the statutory rates rates each year as a result of income that is not taxable for federal income tax purposes in both years.
Fair Value Impact to Net Income
The following table presents the impact for the three month period ended March 31, 2018 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

			March 31, 2018
	Income Statement Effect	Premium (Discount) Balance on December 31, 2017	Accretion (Amortization)Three Months Ended	Remaining Premium (Discount) Balance
Interest income/(expense):
Acquired performing loans	Income	$(1,281)	$104	$(1,177)
Purchase impaired loans	Income	(4,168)	348	(3,820)
Junior subordinated debt	Expense	1,557	(25)	1,532
Net interest income			427

Noninterest (expense):
Amortization of core deposit intangible	Expense	$1,191	(77)	$1,114

Change in pretax income			$350
During the first quarter of 2018, the Company received $255,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $78,000 for the comparable quarter of 2017.
The following table presents the impact for the three month period ended March 31, 2017 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

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

Noninterest (expense):
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
The table below summarizes the impact of the fair value acquisition related accounting adjustments on net interest income and total pretax income of the MidCarolina ("MC" for the table below only) and MainStreet ("MS" for the table below only) acquisitions for the three month periods indicated (dollars in thousands):

Three Months Ended March 31,	2018			2017

	MC	MS	Total	MC	MS	Total

Net interest income	$122	$305	$427	$202	$232	$434
Core deposit amortization	(28)	(49)	(77)	(113)	(52)	(165)
Total pretax income	$94	$256	$350	$89	$180	$269
       The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact of these acquisitions will continue to decline in future quarters.
Impact of Inflation and Changing Prices
The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.  During the reported periods, inflation has been low, and interest rates have been rising slightly.
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
The available for sale securities portfolio was $310,348,000 at March 31, 2018, compared to $321,337,000 at December 31, 2017, a decrease of $10,989,000 or 3.42%. The decrease includes $2,206,000 of equity securities classified as available for sale prior to the adoption of ASU 2016-01 which were reclassified on January 1, 2018 to fair value on the balance sheet. Also, as a result, the Company reclassified $650,000 of the unrealized holding gains on these equity securities from other comprehensive income to retained earnings. Accordingly, the Company recognized $113,000 in unrealized gains on these equity securities for the quarter ended March 31, 2018. At March 31, 2018, the available for sale portfolio had an amortized cost of $315,922,000 resulting in a net unrealized loss of $5,574,000.  At December 31, 2017, the available for sale portfolio had an amortized cost of $322,345,000, resulting in a net unrealized loss of $1,008,000.
The Company is cognizant of the continuing historically low, but increasing interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration.
The Company experienced significant growth rates for earning assets in calendar year 2017 and somewhat less growth on deposits. Consequently, management has elected to selectively reduce portions of its securities portfolio in an effort to mitigate actual and anticipated liquidity challenges. During the three months ended March 31, 2018, the Company sold $22,025,000 in par value bonds and realized a net gain of $8,000. This compares to the three months ended March 31, 2017, when the Company sold $40,690,000 in par value bonds and realized a net gain of $259,000. Late first quarter 2018 reduction in loans outstanding mitigated short-term liquidity concerns.
The Company manages its investment portfolio on an aggregate portfolio basis for purposes of monitoring and controlling average life and duration. Accordingly, some individual purchases may fall outside these overall guidelines. The Company will continue to purchase high quality, relatively low optionality bonds to the maximum extent practical and prudent, consistent with its liquidity and asset liability strategies, and regulatory requirements.
Loans
The loan portfolio consists primarily of commercial and residential real estate loans, commercial loans to small and medium-sized businesses, construction and land development loans, and home equity loans.
Total loans were $1,321,221,000 at March 31, 2018, compared to $1,336,125,000 at December 31, 2017, a decrease of $14,904,000 or 1.12%. The decrease is the result of several large payoffs of multi-family construction loans that moved into the permanent, non-recourse market. These payoffs were anticipated by management.
Total average loans for the first quarter of 2018 were $1,340,095,000 compared to $1,197,974,000 for the first quarter of 2017, an increase of $142,121,000 or 11.9%.
Loans held for sale totaled $1,792,000 at March 31, 2018 and $1,639,000 at December 31, 2017. Loan production volume was $17,650,000 for the three month period ended March 31, 2018 and $18,124,000 for the same period of 2017. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Commercial	$284,257	$251,666
Commercial real estate:
Construction and land development	93,031	123,147
Commercial real estate	624,164	637,701
Residential real estate:
Residential	207,256	209,326
Home equity	108,024	109,857
Consumer	4,489	4,428
Total loans	$1,321,221	$1,336,125

Provision for Loan Losses
The Company had a negative provision for loan losses of $44,000 for the three month period ended March 31, 2018, compared to a provision of $300,000 for the same period ended March 31, 2017. The negative provision related to a favorable adjustment on an impaired loan loss allowance. The need for any additional provision in the three month period ended March 31, 2018 was mitigated by the decrease in net loans outstanding and continued strong asset quality metrics.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At March 31, 2018, the ALLL was $13,575,000 compared to $13,603,000 at December 31, 2017. The ALLL as a percentage of total loans at such dates was 1.03% and 1.02%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.05% at March 31, 2018, compared to 1.04% at December 31, 2017. On a dollar basis, the reserve was $13,175,000 at March 31, 2018, compared to $13,151,000 at December 31, 2017. The percentage of the reserve to total loans was basically unchanged due to the decrease in loan volume, improving local and national economic conditions, and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.

The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 6.51% at March 31, 2018, compared to 5.18% at December 31, 2017. On a dollar basis, the reserve was $160,000 at March 31, 2018, compared to $167,000 at December 31, 2017. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $755,000 over December 31, 2017. The overall impairment allowance for the 2017 quarterly period significantly increased due to newly evaluated impaired loans and an enhanced analysis methodology.
The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $240,000 at March 31, 2018 compared to $285,000 at December 31, 2017. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$13,603	$12,801

Charge-offs:
Construction and land development	—	35
Commercial real estate	11	58
Residential real estate	—	159
Home equity	—	13
Total real estate	11	265
Commercial and industrial	—	282
Consumer	33	143
Total charge-offs	44	690

Recoveries:
Construction and land development	—	43
Commercial real estate	1	17
Residential real estate	16	45
Home equity	4	40
Total real estate	21	145
Commercial and industrial	10	223
Consumer	29	108
Total recoveries	60	476

Net charge-offs (recoveries)	(16)	214
Provision for loan losses	(44)	1,016
Balance at end of period	$13,575	$13,603

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the three month period and year indicated below.

Asset Quality Ratios
	March 31, 2018	December 31, 2017
Allowance to loans	1.03%	1.02%
ASC 450 (FAS 5) ALLL	1.05	1.04
Net charge-offs (recoveries) to allowance (1)	(0.47)	1.57
Net charge-offs (recoveries) to average loans (1)	0.00	0.02
Nonperforming assets to total assets	0.20	0.21
Nonperforming loans to loans	0.14	0.19
Provision to net charge-offs (recoveries) (1)	275.00	474.77
Provision to average loans (1)	(0.01)	0.08
Allowance to nonperforming loans	725.55	531.37
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.14% at March 31, 2018 and 0.19% at December 31, 2017.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.20% and 0.21% of total assets at March 31, 2018 and December 31, 2017, respectively.
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

The following table presents the Company's nonperforming assets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Nonperforming Assets
	March 31, 2018	December 31, 2017
Nonaccrual loans:
Real estate	$1,496	$2,111
Commercial	102	90
Consumer	—	—
Total nonaccrual loans	1,598	2,201

Loans past due 90 days and accruing interest:
Real estate	273	359
Total past due 90 days and accruing interest	273	359

Total nonperforming loans	1,871	2,560

Other real estate owned	1,716	1,225

Total nonperforming assets	$3,587	$3,785
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Impaired Loans
	March 31, 2018	December 31, 2017
Accruing	$864	$1,016
Nonaccruing	1,598	2,201
Total impaired loans	$2,462	$3,217
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,185,000 in TDRs at March 31, 2018 compared to $1,306,000 at December 31, 2017. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $1,716,000 and $1,225,000 as of March 31, 2018 and December 31, 2017, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of March 31, 2018 and December 31, 2017 (dollars in thousands):

Other Real Estate Owned
	March 31, 2018	December 31, 2017
Construction and land development	$287	$318
1-4 family residential	1,150	629
Commercial real estate	279	278
	$1,716	$1,225
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,559,251,000 at March 31, 2018 compared to $1,534,726,000 at December 31, 2017, an increase of $24,525,000 or 1.60%. This growth is mostly in non-maturity, core deposits, the heart of our balance sheet.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The increasing challenge in this rising rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the first quarter of 2018 was 0.64%, up from 0.48% for the first quarter of 2017.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $209,840,000 at March 31, 2018 compared to $208,717,000 at December 31, 2017, an increase of $1,123,000 or 0.54%.
The Company paid cash dividends of $0.25 per share during the first three months of 2018 while the aggregate basic and diluted earnings per share for the same period was $0.67.
In July 2013, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency issued final rules that make technical changes to its capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules maintain the general structure of the prompt corrective action framework in effect at such time while incorporating certain increased minimum requirements.  Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased-in over a four-year period. When fully phased-in on January 1, 2019, the rules will require the Company and the Bank to maintain such minimum ratios plus a 2.5% "capital conservation buffer" (other than for the leverage ratio). The phase-in of the capital conservation buffer began on January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. Management believes the Company and the Bank will be compliant with the fully phased-in requirements when they become effective January 1, 2019.

The following table provides information on the regulatory capital ratios for the Company and the Bank at March 31, 2018 and December 31, 2017. Management believes, as of March 31, 2018, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At March 31, 2018		Percentage At December 31, 2017
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.10%	13.37%	11.50%	12.79%
Tier 1 capital ratio	14.06	13.37	13.42	12.79
Total capital ratio	15.04	14.35	14.39	13.75

Leverage Capital Ratio:

Tier 1 leverage ratio	11.19	10.63	10.95	10.43
Stock Repurchase Plan
On November 19, 2015, the Company filed a Form 8-K with the SEC to announce the approval by its Board of Directors of a stock repurchase program. The plan authorized the repurchase of up to 300,000 shares of the Company's common shares over a two year period. The share purchase limit was established at such number to equal to approximately 3.5% of the 8,622,000 shares then outstanding at the time the Board approved the program. The program expired on November 19, 2017.
On January 19, 2018, the Company filed a Form 8-K with the SEC to announce the approval by its Board of another stock repurchase program. The program authorizes the repurchase of up to 300,000 shares of the Company's common stock over a two year period.
In the three month periods ended March 31, 2018 and 2017, the Company did not repurchase any shares.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  The Company had $190,250,000 outstanding in letters of credit at March 31, 2018 and $190,700,000 outstanding at December 31, 2017. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.
Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.

The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  CDARS are classified as brokered deposits; however, they are generally derived from customers with whom the Company has or wishes to have a direct and ongoing relationship.  As a result, management considers these deposits functionally, though not technically, core deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of March 31, 2018 and December 31, 2017, were $27,116,000 and $25,838,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at March 31, 2018 and at December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit	$350,075	$341,760
Standby letters of credit	14,071	13,647
Mortgage loan rate-lock commitments	6,279	5,089
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
A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at March 31, 2018 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2018.

Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of March 31, 2018 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	March 31, 2018
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$8,489	14.5%
Up 3.00%	6,538	11.2
Up 2.00%	4,587	7.9
Up 1.00%	2,395	4.1
Flat	—	—
Down 0.25%	(604)	(1.0)
Down 1.00%	(3,433)	(5.9)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended March 31, 2018 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	March 31, 2018
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$333,256	$46,994	16.4%
Up 3.00%	330,624	44,362	15.5
Up 2.00%	324,252	37,990	13.3
Up 1.00%	311,271	25,009	8.7
Flat	286,262	—	—
Down 0.25%	275,644	(10,618)	(3.7)
Down 1.00%	241,722	(44,540)	(15.6)
Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to those disclosures for further information.

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 16, 2018, the Company's Board of Directors authorized a share repurchase program of up to 300,000 shares of the Company's outstanding common stock for a period of two years.  Repurchases may be made through open market purchases or in privately negotiated transactions, and shares repurchased will be returned to the status of authorized and unissued shares of common stock.  The actual timing, number, and value of shares repurchased under the program will be determined by management.
No shares of the Company's common stock were repurchased during the three months ended March 31, 2018. Under the share repurchase program, the Company has the remaining authority to repurchase up to 300,000 shares of the Company's common stock as of March 31, 2018.

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2018 and March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - May 4, 2018		(principal executive officer)

	By:	/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - May 4, 2018		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - May 4, 2018		(principal accounting officer)