Form 10-Q
period 2018-06-30
AMERICAN NATIONAL BANKSHARES INC.
filed 2018-08-03
CIK 741516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number:  0-12820

AMERICAN NATIONAL BANKSHARES INC.
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1284688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Main Street
Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
At July 27, 2018, the Company had 8,711,427 shares of Common Stock outstanding, $1 par value.

AMERICAN NATIONAL BANKSHARES INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

American National Bankshares Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share data)
Assets	(Unaudited) June 30, 2018	(*) December 31, 2017
Cash and due from banks	$24,042	$28,594
Interest-bearing deposits in other banks	9,300	23,883

Equity securities, at fair value	2,177	—
Securities available for sale, at fair value	341,247	321,337
Restricted stock, at cost	5,463	6,110
Loans held for sale	2,296	1,639

Loans, net of unearned income	1,339,379	1,336,125
Less allowance for loan losses	(13,508)	(13,603)
Net loans	1,325,871	1,322,522

Premises and equipment, net	25,879	25,901
Other real estate owned, net of valuation allowance of $114 in 2018 and $147 in 2017	1,124	1,225
Goodwill	43,872	43,872
Core deposit intangibles, net	1,037	1,191
Bank owned life insurance	18,674	18,460
Accrued interest receivable and other assets	23,549	21,344
Total assets	$1,824,531	$1,816,078

Liabilities
Demand deposits -- noninterest bearing	$420,795	$394,344
Demand deposits -- interest bearing	251,056	226,914
Money market deposits	383,963	403,024
Savings deposits	132,839	126,786
Time deposits	372,093	383,658
Total deposits	1,560,746	1,534,726

Short-term borrowings:
Customer repurchase agreements	6,776	10,726
Other short-term borrowings	5,500	24,000
Junior subordinated debt	27,876	27,826
Accrued interest payable and other liabilities	10,285	10,083
Total liabilities	1,611,183	1,607,361

Shareholders' equity
Preferred stock, $5 par, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $1 par, 20,000,000 shares authorized, 8,708,127 shares outstanding at June 30, 2018 and 8,650,547 shares outstanding at December 31, 2017	8,654	8,604
Capital in excess of par value	77,496	76,179
Retained earnings	135,108	127,010
Accumulated other comprehensive loss, net	(7,910)	(3,076)
Total shareholders' equity	213,348	208,717
Total liabilities and shareholders' equity	$1,824,531	$1,816,078
(*) -  Derived from audited consolidated financial statements.
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Income
(Dollars in thousands, except per share data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest and Dividend Income:
Interest and fees on loans	$14,766	$13,752	$29,423	$26,456
Interest and dividends on securities:
Taxable	1,540	1,133	2,864	2,287
Tax-exempt	423	509	842	1,144
Dividends	78	84	158	163
Other interest income	185	125	373	234
Total interest and dividend income	16,992	15,603	33,660	30,284
Interest Expense:
Interest on deposits	1,873	1,352	3,698	2,552
Interest on short-term borrowings	2	14	12	42
Interest on long-term borrowings	—	81	—	161
Interest on junior subordinated debt	329	244	619	483
Total interest expense	2,204	1,691	4,329	3,238
Net Interest Income	14,788	13,912	29,331	27,046
Provision for Loan Losses	(30)	350	(74)	650
Net Interest Income After Provision for Loan Losses	14,818	13,562	29,405	26,396
Noninterest Income:
Trust fees	945	908	1,874	1,820
Service charges on deposit accounts	592	607	1,204	1,196
Other fees and commissions	679	627	1,321	1,234
Mortgage banking income	491	462	941	991
Securities gains, net	289	331	410	590
Brokerage fees	209	192	431	384
Income from Small Business Investment Companies	171	6	326	32
Other	187	215	389	372
Total noninterest income	3,563	3,348	6,896	6,619
Noninterest Expense:
Salaries	5,095	4,733	10,092	9,532
Employee benefits	1,111	1,061	2,286	2,181
Occupancy and equipment	1,100	1,148	2,228	2,216
FDIC assessment	132	134	278	263
Bank franchise tax	291	263	572	519
Core deposit intangible amortization	77	203	154	368
Data processing	467	502	889	989
Software	354	271	659	550
Other real estate owned, net	25	68	55	111
Other	2,350	2,328	4,491	4,423
Total noninterest expense	11,002	10,711	21,704	21,152
Income Before Income Taxes	7,379	6,199	14,597	11,863
Income Taxes	1,399	1,920	2,805	3,521
Net Income	$5,980	$4,279	$11,792	$8,342

Net Income Per Common Share:
Basic	$0.69	$0.50	$1.36	$0.97
Diluted	$0.69	$0.49	$1.36	$0.96
Average Common Shares Outstanding:
Basic	8,692,107	8,640,648	8,680,739	8,636,954
Diluted	8,704,726	8,659,165	8,695,860	8,655,173
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Three Months Ended June 30,
	2018	2017
Net income	$5,980	$4,279

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(1,446)	879
Tax effect	325	(307)

Reclassification adjustment for gains on sales of securities	—	(331)
Tax effect	—	116

Unrealized losses on cash flow hedges	(237)	—
Tax effect	53	—

Other comprehensive income (loss)	(1,305)	357

Comprehensive income	$4,675	$4,636
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Comprehensive Income
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
Net income	$11,792	$8,342

Other comprehensive income (loss):

Unrealized gains (losses) on securities available for sale	(5,180)	1,890
Tax effect	1,186	(661)

Reclassification adjustment for gains on sales of securities	(8)	(590)
Tax effect	2	207

Unrealized losses on cash flow hedges	(237)	—
Tax effect	53	—

Other comprehensive income (loss)	(4,184)	846

Comprehensive income	$7,608	$9,188
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Changes in Shareholders' Equity
Six Months Ended June 30, 2018 and 2017
(Dollars in thousands, except per share data) (Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2016	$8,578	$75,076	$119,600	$(1,874)	$201,380

Net income	—	—	8,342	—	8,342

Other comprehensive income	—	—	—	846	846

Stock options exercised (3,300 shares)	3	70	—	—	73

Vesting of restricted stock (6,468 shares)	7	(7)	—	—	—

Equity based compensation (21,562 shares)	7	552	—	—	559

Cash dividends paid, $0.48 per share	—	—	(4,147)	—	(4,147)

Balance, June 30, 2017	$8,595	$75,691	$123,795	$(1,028)	$207,053

Balance, December 31, 2017	$8,604	$76,179	$127,010	$(3,076)	$208,717

Net income	—	—	11,792	—	11,792

Other comprehensive loss	—	—	—	(4,184)	(4,184)

Reclassification for ASU 2016-01 adoption	—	—	650	(650)	—

Stock options exercised (32,010 shares)	32	743	—	—	775

Vesting of restricted stock (10,101 shares)	10	(10)	—	—	—

Equity based compensation (25,570 shares)	8	584	—	—	592

Cash dividends paid, $0.50 per share	—	—	(4,344)	—	(4,344)

Balance, June 30, 2018	$8,654	$77,496	$135,108	$(7,910)	$213,348
The accompanying notes are an integral part of the consolidated financial statements.

American National Bankshares Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands) (Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$11,792	$8,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(74)	650
Depreciation	933	913
Net accretion of acquisition accounting adjustments	(804)	(1,029)
Core deposit intangible amortization	154	368
Net amortization of securities	859	996
Net gains on sale or call of securities	(8)	(590)
Unrealized holding gains on equity securities	(402)	—
Gain on sale of loans held for sale	(941)	(774)
Proceeds from sales of loans held for sale	39,145	43,421
Originations of loans held for sale	(38,861)	(39,030)
Net (gain) loss on other real estate owned	(25)	3
Valuation allowance on other real estate owned	22	74
Net gain on sale of premises and equipment	(3)	—
Equity based compensation expense	592	559
Earnings on bank owned life insurance	(214)	(218)
Deferred income tax (benefit) expense	(27)	1,138
Net change in interest receivable	(62)	263
Net change in other assets	(875)	(1,232)
Net change in interest payable	(2)	(13)
Net change in other liabilities	(34)	(1,204)
Net cash provided by operating activities	11,165	12,637

Cash Flows from Investing Activities:
Proceeds from sales of equity securities	431	—
Proceeds from sales of securities available for sale	22,066	55,403
Proceeds from maturities, calls and paydowns of securities available for sale	16,000	26,075
Purchases of securities available for sale	(66,221)	(14,585)
Net change in restricted stock	647	723
Net increase in loans	(2,952)	(123,113)
Proceeds from sale of premises and equipment	24	—
Purchases of premises and equipment	(932)	(1,739)
Proceeds from sales of other real estate owned	636	78
Net cash used in investing activities	(30,301)	(57,158)

Cash Flows from Financing Activities:
Net change in demand, money market, and savings deposits	37,585	81,875
Net change in time deposits	(11,565)	10,326
Net change in customer repurchase agreements	(3,950)	9,116
Net change in other short-term borrowings	(18,500)	(20,000)
Common stock dividends paid	(4,344)	(4,147)
Proceeds from exercise of stock options	775	73
Net cash provided by financing activities	1	77,243

Net Increase (Decrease) in Cash and Cash Equivalents	(19,135)	32,722

Cash and Cash Equivalents at Beginning of Period	52,477	53,207

Cash and Cash Equivalents at End of Period	$33,342	$85,929
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
Adoption of New Accounting Standards
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amended the guidance on the classification and measurement of financial instruments. Upon adoption of ASU 2016-01, the Company reclassified $650,000 from accumulated other comprehensive loss to retained earnings for the difference in amortized cost and fair value. In 2018, the Company recognized the equity securities fair value change in net income. Previously, the fair value changes were recognized, net of tax, in other comprehensive loss. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.
During the first quarter of 2018, the Company adopted ASU 2014-09, "Revenue from Contracts with Customers", and all subsequent amendments to the ASU (collectively "ASC 606"), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenue is from interest income, including loans and securities, that are outside the scope of the standard. The services that fall within the scope of the standard are presented within noninterest income on the consolidated statement of income and are recognized as revenue as the Company satisfies its obligations to the customer. The revenue that falls within the scope of ASC 606 is primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. ASC 606 did not result in a change to the accounting for any in-scope revenue streams; as such, no cumulative effect adjustment was recorded.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases (Topic 842)." Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company has analyzed all leases currently in place and determined the adoption of ASU 2016-02 will not have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for Securities and Exchange Commission ("SEC") filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has formed a committee to address the adoption of the standard and engaged a third party vendor to assist with the data gathering and analysis. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are SEC filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments provide targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Specifically, the amendments include clarifications related to: measurement elections, transition requirements, and adjustments associated with equity securities without readily determinable fair values; fair value measurement requirements for forward contracts and purchased options on equity securities; presentation requirements for hybrid financial liabilities for which the fair value option has been elected; and measurement requirements for liabilities denominated in a foreign currency for which the fair value option has been elected. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-03 to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to non-employees for goods or services, which were previously excluded. The amendments will align the accounting for share-based payments to nonemployees and employees more similarly. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
Note 2 – Securities
The amortized cost and fair value of investments in debt and equity securities at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$137,147	$—	$4,302	$132,845
Mortgage-backed and CMOs	110,341	145	3,014	107,472
State and municipal	92,952	706	656	93,002
Corporate	7,826	131	29	7,928
Total securities available for sale	$348,266	$982	$8,001	$341,247
The Company adopted ASU 2016-01 effective January 1, 2018 and had equity securities with a fair value of $2,177,000 at June 30, 2018 and recognized in income $402,000 of unrealized holding gains in the first six months of 2018. During the six months ended June 30, 2018, the Company sold $431,000 in equity securities at fair value.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Securities available for sale:
Federal agencies and GSEs	$114,246	$8	$2,127	$112,127
Mortgage-backed and CMOs	106,163	293	1,140	105,316
State and municipal	92,711	1,262	347	93,626
Corporate	7,842	234	14	8,062
Equity securities	1,383	823	—	2,206
Total securities available for sale	$322,345	$2,620	$3,628	$321,337
Restricted Stock
Due to restrictions placed upon the Bank's common stock investment in the Federal Reserve Bank of Richmond ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB"), these securities have been classified as restricted equity securities and carried at cost.  The restricted securities are not subject to the investment security classification and are included as a separate line item on the Company's consolidated balance sheets.  The FRB requires the Bank to maintain stock with a par value equal to 3.00% of its outstanding capital and an additional 3.00% is on call.  The FHLB requires the Bank to maintain stock in an amount equal to 4.25% of outstanding borrowings and a specific percentage of the Bank's total assets. The cost of restricted stock at June 30, 2018 and December 31, 2017 was as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
FRB stock	$3,603	$3,587
FHLB stock	1,860	2,523
Total restricted stock	$5,463	$6,110
Temporarily Impaired Securities
The following table shows estimated fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018.  The reference point for determining when securities are in an unrealized loss position is month-end.  Therefore, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

Available for sale securities that have been in a continuous unrealized loss position are as follows (dollars in thousands):

	Total		Less than 12 Months		12 Months or More
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies and GSEs	$127,846	$4,302	$75,470	$1,206	$52,376	$3,096
Mortgage-backed and CMOs	99,504	3,014	75,725	1,887	23,779	1,127
State and municipal	46,908	656	39,967	320	6,941	336
Corporate	1,497	29	481	19	1,016	10
Total	$275,755	$8,001	$191,643	$3,432	$84,112	$4,569
Federal agencies and GSEs: The unrealized losses on the Company's investment in 28 government sponsored entities ("GSE") securities were caused by interest rate increases. Twelve of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.
Mortgage-backed securities: The unrealized losses on the Company's investment in 65 GSE mortgage-backed securities were caused by interest rate increases. Seventeen of these securities were in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.
Collateralized Mortgage Obligations: The unrealized losses associated with three private GSE collateralized mortgage obligations ("CMO") were due to normal market fluctuations. One of these securities was in an unrealized loss position for 12 months or more. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost basis of the Company's investments. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.
State and municipal securities:  The unrealized losses on 66 state and municipal securities were caused by interest rate increases. Eleven of these securities were in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.
Corporate securities:  The unrealized losses on two corporate securities were caused by interest rate increases. One of these securities was in an unrealized loss position for 12 months or more. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2018.
Restricted stock: When evaluating restricted stock for impairment, its value is based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider restricted stock to be other-than-temporarily impaired at June 30, 2018, and no impairment has been recognized.

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
Other-Than-Temporarily-Impaired Securities
As of June 30, 2018 and December 31, 2017, there were no securities classified as other-than-temporarily impaired.
Realized Gains and Losses
The following table presents the gross realized gains and losses on and the proceeds from the sale of securities available for sale during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Realized gains (losses):
Gross realized gains	$—	$105
Gross realized losses	—	(97)
Net realized gains	$—	$8
Proceeds from sales of securities	$—	$22,066

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Realized gains (losses):
Gross realized gains	$341	$605
Gross realized losses	(10)	(15)
Net realized gains	$331	$590
Proceeds from sales of securities	$13,884	$55,403
Note 3 – Loans
Loans, excluding loans held for sale, at June 30, 2018 and December 31, 2017, were comprised of the following (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial	$291,454	$251,666
Commercial real estate:
Construction and land development	96,740	123,147
Commercial real estate	633,128	637,701
Residential real estate:
Residential	207,374	209,326
Home equity	105,558	109,857
Consumer	5,125	4,428
Total loans	$1,339,379	$1,336,125

Acquired Loans
The outstanding principal balance and the carrying amount of these loans, including FASB Accounting Standards Codification ("ASC") 310-30, included in the consolidated balance sheets at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Outstanding principal balance	$70,321	$79,523
Carrying amount	65,136	73,796
The outstanding principal balance and related carrying amount of acquired impaired loans, for which the Company applies ASC 310-30 to account for interest earned, as of the indicated dates are as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Outstanding principal balance	$25,839	$27,876
Carrying amount	21,720	23,430
The following table presents changes in the accretable yield on acquired impaired loans, for which the Company applies FASB ASC 310-30, for the six months ended June 30, 2018 and the year ended December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Balance at January 1	$4,890	$6,103
Accretion	(1,348)	(3,117)
Reclassification from nonaccretable difference	478	1,006
Other changes, net*	1,192	898
	$5,212	$4,890
* This line item represents changes in the cash flows expected to be collected due to the impact of non-credit changes such as prepayment assumptions, changes in interest rates on variable rate acquired impaired loans, and discounted payoffs that occurred in the period.
Past Due Loans
The following table shows an analysis by portfolio segment of the Company's past due loans at June 30, 2018 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$75	$—	$—	$526	$601	$290,853	$291,454
Commercial real estate:
Construction and land development	—	—	—	33	33	96,707	96,740
Commercial real estate	48	30	—	228	306	632,822	633,128
Residential:
Residential	257	—	229	941	1,427	205,947	207,374
Home equity	55	—	—	133	188	105,370	105,558
Consumer	32	—	—	—	32	5,093	5,125
Total	$467	$30	$229	$1,861	$2,587	$1,336,792	$1,339,379

The following table shows an analysis by portfolio segment of the Company's past due loans at December 31, 2017 (dollars in thousands):

	30- 59 Days Past Due	60-89 Days Past Due	90 Days + Past Due and Still Accruing	Non- Accrual Loans	Total Past Due	Current	Total Loans
Commercial	$92	$—	$—	$90	$182	$251,484	$251,666
Commercial real estate:
Construction and land development	—	—	—	36	36	123,111	123,147
Commercial real estate	86	—	280	489	855	636,846	637,701
Residential:
Residential	282	71	79	1,343	1,775	207,551	209,326
Home equity	141	16	—	243	400	109,457	109,857
Consumer	21	5	—	—	26	4,402	4,428
Total	$622	$92	$359	$2,201	$3,274	$1,332,851	$1,336,125

Impaired Loans
The following table presents the Company's impaired loan balances by portfolio segment, excluding acquired impaired loans, at June 30, 2018 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$159	$158	$—	$161	$6
Commercial real estate:
Construction and land development	—	—	—	—	—
Commercial real estate	516	513	—	612	19
Residential:
Residential	1,142	1,144	—	1,023	14
Home equity	158	158	—	147	6
Consumer	—	—	—	5	—
	$1,975	$1,973	$—	$1,948	$45
With a related allowance recorded:
Commercial	$387	$384	$196	$435	$9
Commercial real estate:
Construction and land development*	33	34	—	35	—
Commercial real estate*	28	28	—	30	—
Residential
Residential	182	181	12	465	5
Home equity*	132	135	—	200	1
Consumer*	—	—	—	—	—
	$762	$762	$208	$1,165	$15
Total:
Commercial	$546	$542	$196	$596	$15
Commercial real estate:
Construction and land development	33	34	—	35	—
Commercial real estate	544	541	—	642	19
Residential:
Residential	1,324	1,325	12	1,488	19
Home equity	290	293	—	347	7
Consumer	—	—	—	5	—
	$2,737	$2,735	$208	$3,113	$60
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

The following tables show the detail of loans modified as troubled debt restructurings ("TDRs") during the three and six months ended June 30, 2018 included in the impaired loan balances (dollars in thousands):

Loans Modified as a TDR for the
Three Months Ended June 30, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total	—	$—	$—

Loans Modified as a TDR for the
Six Months Ended June 30, 2018
Loan Type	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial	—	$—	$—
Commercial real estate	—	—	—
Construction and land development	—	—	—
Home Equity	—	—	—
Residential real estate	1	11	11
Consumer	—	—	—
Total	1	$11	$11

The following tables show the detail of loans modified as TDRs during the three and six months ended June 30, 2017 included in the impaired loan balances (dollars in thousands):

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
During the three and six months ended June 30, 2018 and 2017, the Company had no loans that subsequently defaulted within twelve months of modification. The Company defines defaults as one or more payments that occur more than 90 days past the due date, charge-off or foreclosure subsequent to modification.
Residential Real Estate in Process of Foreclosure
The Company had $195,000 in residential real estate loans in the process of foreclosure at June 30, 2018 and $808,000 and $629,000 in residential OREO at June 30, 2018 and December 31, 2017, respectively.

Risk Grades
The following table shows the Company's loan portfolio broken down by internal risk grading as of June 30, 2018 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$287,321	$93,064	$625,248	$200,852	$104,771
Special Mention	3,111	1,814	4,188	2,090	—
Substandard	1,022	1,862	3,692	4,432	787
Doubtful	—	—	—	—	—
Total	$291,454	$96,740	$633,128	$207,374	$105,558
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$5,125
Nonperforming	—
Total	$5,125

The following table shows the Company's loan portfolio broken down by internal risk grading as of December 31, 2017 (dollars in thousands):
Commercial and Consumer Credit Exposure
Credit Risk Profile by Internally Assigned Grade

	Commercial	Construction and Land Development	Commercial Real Estate Other	Residential	Home Equity
Pass	$248,714	$114,502	$625,861	$200,405	$107,705
Special Mention	1,763	7,114	6,914	4,438	1,325
Substandard	1,189	1,531	4,926	4,483	827
Doubtful	—	—	—	—	—
Total	$251,666	$123,147	$637,701	$209,326	$109,857
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

Consumer
Performing	$4,415
Nonperforming	13
Total	$4,428

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

	Six Months Ended June 30, 2018	Year Ended December 31, 2017	Six Months Ended June 30, 2017
Allowance for Loan Losses
Balance, beginning of period	$13,603	$12,801	$12,801
Provision for loan losses	(74)	1,016	650
Charge-offs	(174)	(690)	(134)
Recoveries	153	476	315
Balance, end of period	$13,508	$13,603	$13,632

Reserve for Unfunded Lending Commitments
Balance, beginning of period	$206	$203	$203
Provision for unfunded commitments	13	3	4
Charge-offs	—	—	—
Balance, end of period	$219	$206	$207
The reserve for unfunded loan commitments is included in other liabilities.
The following table presents changes in the Company's allowance for loan losses by portfolio segment and the related loan balance total by segment at and for the six months ended June 30, 2018 (dollars in thousands):

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Balance at December 31, 2017:	$2,413	$8,321	$2,825	$44	$13,603
Provision for loan losses	352	(434)	(14)	22	(74)
Charge-offs	(10)	(11)	(86)	(67)	(174)
Recoveries	63	3	36	51	153
Balance at June 30, 2018:	$2,818	$7,879	$2,761	$50	$13,508

Balance at June 30, 2018:

Allowance for Loan Losses
Individually evaluated for impairment	$196	$—	$12	$—	$208
Collectively evaluated for impairment	2,622	7,842	2,576	50	13,090
Acquired impaired loans	—	37	173	—	210
Total	$2,818	$7,879	$2,761	$50	$13,508

Loans
Individually evaluated for impairment	$546	$577	$1,614	$—	$2,737
Collectively evaluated for impairment	290,555	718,552	300,705	5,110	1,314,922
Acquired impaired loans	353	10,739	10,613	15	21,720
Total	$291,454	$729,868	$312,932	$5,125	$1,339,379

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
Note 5 – Goodwill and Other Intangible Assets
The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Impairment testing is performed annually, as well as when an event triggering impairment may have occurred. The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified as of June 30, 2018.
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
The changes in the carrying amount of goodwill and intangibles for the six months ended June 30, 2018, are as follows (dollars in thousands):

	Goodwill	Intangibles
Balance at December 31, 2017	$43,872	$1,191
Additions	—	—
Amortization	—	(154)
Impairment	—	—
Balance at June 30, 2018	$43,872	$1,037

Note 6 – Short-term Borrowings
Short-term borrowings consist of customer repurchase agreements, overnight borrowings from the FHLB, and federal funds purchased.  The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000, each, and, additionally, has access to the FRB's discount window. All short-term borrowings at December 31, 2017 and June 30,2018 were FHLB advances. Customer repurchase agreements are collateralized by securities of the U.S. Government or its agencies ("GSEs").  They mature daily.  The interest rates may be changed at the discretion of the Company. The securities underlying these agreements remain under the Company's control. FHLB overnight borrowings contain floating interest rates that may change daily at the discretion of the FHLB.  Federal funds purchased are unsecured overnight borrowings from other financial institutions. Short-term borrowings consisted of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Customer repurchase agreements	$6,776	$10,726
Other short-term borrowings	5,500	24,000
	$12,276	$34,726
Note 7 – Long-term Borrowings
Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in the FHLB and deposits with the FHLB.  The Company has a line of credit with the FHLB equal to 30% of the Company's assets, subject to the amount of collateral pledged.  As of June 30, 2018, $551,670,000 in eligible collateral was pledged under the blanket floating lien agreement which covers both short-term and long-term borrowings.

In the regular course of conducting its business, the Company takes deposits from political subdivisions of the states of Virginia and North Carolina. At June 30, 2018, the Bank's public deposits totaled $241,400,000.  The Company is required to provide collateral to secure the deposits that exceed the insurance coverage provided by the Federal Deposit Insurance Corporation ("FDIC"). This collateral can be provided in the form of certain types of government or agency bonds or letters of credit from the FHLB. At June 30, 2018, the Company had $190,000,000 in letters of credit with the FHLB outstanding, as well as $101,944,000 in agency, state, and municipal securities pledged to provide collateral for such deposits.
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
In accordance with ASC 810-10-15-14, "Consolidation – Overall – Scope and Scope Exceptions," the Company did not eliminate through consolidation the Company's $619,000 equity investment in AMNB Statutory Trust I or the $264,000 equity investment in the MidCarolina Trusts.  Instead, the Company reflected this equity investment in the "Accrued interest receivable and other assets" line item in the consolidated balance sheets.

A description of the junior subordinated debt securities outstanding payable to the trusts is shown below as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Issuing Entity	Date Issued	Interest Rate		Maturity Date	Principal Amount
					June 30, 2018	December 31, 2017
AMNB Trust I	4/7/2006	Libor plus	1.35%	6/30/2036	$20,619	$20,619

MidCarolina Trust I	10/29/2002	Libor plus	3.45%	11/7/2032	4,349	4,322

MidCarolina Trust II	12/3/2003	Libor plus	2.95%	10/7/2033	2,908	2,885

					$27,876	$27,826
The principal amounts reflected above for the MidCarolina Trusts are net of fair value adjustments of $1,506,000 and $1,557,000 at June 30, 2018 and December 31, 2017, respectively. The original fair value adjustments of $1,197,000 and $1,021,000 were recorded as a result of the acquisition of MidCarolina on July 1, 2011, and are being amortized into interest expense over the remaining lives of the respective borrowings.
Note 9 - Derivative Financial Instruments and Hedging Activities
The Company uses derivative financial instruments ("derivatives") primarily to manage risks to the Company associated with changing interest rates. The Company's derivatives are hedging instruments in a qualifying hedge accounting relationship (cash flow or fair value hedge).
The Company designates derivatives as cash flow hedges when they are used to manage exposure to variability in cash flows on variable rate borrowings such as the Company's trust preferred capital notes. The Company uses interest rate swap agreements as part of its hedging strategy by exchanging variable-rate interest payments on a notional amount equal to the principal amount of the borrowings for fixed-rate interest payments, with such interest rates set based on benchmarked interest rates.
All interest rate swaps were entered into with counterparties that met the Company's credit standards and the agreements contain collateral provisions protecting the at-risk party. The Company believes that the credit risk inherent in these derivative contracts is not significant.
Terms and conditions of the interest rate swaps vary and amounts receivable or payable are recognized as accrued under the terms of the agreements. The Company assesses the effectiveness of each hedging relationship on a periodic basis. In accordance with ASC 815, "Derivatives and Hedging," the effective portions of the derivatives' unrealized gains or losses are recorded as a component of other comprehensive income. Based on the Company's assessment, its cash flow hedges are highly effective, but to the extent that any ineffectiveness exists in the hedge relationships, the amounts would be recorded in interest income and interest expense in the Company's consolidated statements of income.

(Dollars in thousands)	June 30, 2018
	Notional Amount	Positions	Assets	Liabilities	Cash Collateral Pledged
Cash flow hedges:
Interest rate swaps:
Variable-rate to fixed-rate swaps with counterparty	$28,500	3	$—	$237	$350,000
Note 10 – Stock Based Compensation
 The Company's 2018 Equity Compensation Plan ("2018 Plan") was adopted by the Board of Directors of the Company on February 20, 2018, and approved by shareholders on May 15, 2018, at the Company's 2018 Annual Meeting of Shareholders.  The 2018 Plan provides for the granting of restricted stock awards and incentive and non-statutory options to employees and directors on a periodic basis, at the discretion of the Board of Directors or a Board designated committee.  The 2018 Plan authorizes the issuance of up to 675,000 shares of common stock. The 2018 Plan replaced the Company's stock incentive plan that was approved by the shareholders at the 2008 Annual Meeting and expired in February 2018 (the "2008 Plan").

Stock Options
Accounting guidance requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.
A summary of stock option transactions for the six months ended June 30, 2018 is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	50,985	$24.09
Acquired in acquisition	—	—
Granted	—	—
Exercised	(32,010)	24.23
Forfeited	—	—
Expired	(1,650)	33.33
Outstanding at June 30, 2018	17,325	$22.94	0.45 years	$295
Exercisable at June 30, 2018	17,325	$22.94	0.45 years	$295
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options' vesting period.  No stock options have been granted since 2009. As of June 30, 2018, there were no unrecognized compensation expenses related to nonvested stock option grants.
Restricted Stock
The Company from time-to-time grants shares of restricted stock to key employees and non-employee directors.  These awards help align the interests of these employees and directors with the interests of the shareholders of the Company by providing economic value directly related to increases in the value of the Company's common stock.  The value of the stock awarded is established as the fair value of the stock at the time of the grant.  The Company recognizes expense, equal to the total value of such awards, ratably over the vesting period of the stock grants. The majority of the restricted stock granted cliff vests at the end of a 36 month period beginning on the date of the grant. The remainder vests one-third each year beginning on the date of the grant. Nonvested restricted stock activity for the six months ended June 30, 2018 is summarized in the following table.

Restricted Stock	Shares	Weighted Average Grant Date Value
Nonvested at December 31, 2017	46,501	$26.28
Granted	18,192	39.52
Vested	(10,101)	21.62
Forfeited	(483)	34.70
Nonvested at June 30, 2018	54,109	$31.53
As of June 30, 2018 and December 31, 2017, there was $965,000 and $538,000, respectively, in unrecognized compensation cost related to nonvested restricted stock granted under the 2008 Plan.  The weighted average period over which this cost is expected to be recognized is 1.46 years.  The share based compensation expense for nonvested restricted stock was $292,000 and $304,000 during the first six months of 2018 and 2017, respectively.
The Company offers its outside directors alternatives with respect to director compensation. For 2018, the regular quarterly board retainer will be received in the form of shares of immediately vested, but restricted stock with a market value of $7,500. Monthly meeting fees can be received as $725 per meeting in cash or $900 in immediately vested, but restricted stock.  Only outside directors receive board fees. The Company issued 7,861 and 7,109 shares and recognized share based compensation expense of $300,000 and $255,000 during the first six months of 2018 and 2017, respectively.

Note 11 – Earnings Per Common Share
The following shows the weighted average number of shares used in computing earnings per common share and the effect on weighted average number of shares of potentially dilutive common stock. Potentially dilutive common stock had no effect on income available to common shareholders. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period including voting rights and sharing in nonforfeitable dividends. The following table presents basic and diluted earnings per share for the three and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,692,107	$0.69	8,640,648	$0.50
Effect of dilutive securities - stock options	12,619	—	18,517	(0.01)
Diluted earnings per share	8,704,726	$0.69	8,659,165	$0.49

	Six Months Ended June 30,
	2018		2017
	Shares	Per Share Amount	Shares	Per Share Amount
Basic earnings per share	8,680,739	$1.36	8,636,954	$0.97
Effect of dilutive securities - stock options	15,121	—	18,219	(0.01)
Diluted earnings per share	8,695,860	$1.36	8,655,173	$0.96
Outstanding stock options on common stock that were not included in computing diluted earnings per share for the six month periods ended June 30, 2018 and 2017 because their effects were anti-dilutive, averaged 0 and 660 shares, respectively. There were no anti-dilutive stock options for the three month periods ended June 30, 2018 and 2017.
Note 12 – Employee Benefit Plans
The following information for the six months ended June 30, 2018 and 2017 pertains to the Company's non-contributory defined benefit pension plan which was frozen in 2009.  If lump sum payments exceed the service cost plus interest cost, an additional settlement charge will apply (dollars in thousands):

Components of Net Periodic Benefit Cost	Six Months Ended June 30,
	2018	2017
Service cost	$—	$—
Interest cost	118	118
Expected return on plan assets	(177)	(177)
Recognized loss due to settlement	111	70
Recognized net actuarial loss	124	109
Net periodic cost	$176	$120
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
Securities available for sale: Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). If no observable market data is available, valuations are based upon third party model based techniques (Level 3). There were no securities recorded with a Level 3 valuation at June 30, 2018 or December 31, 2017.
Derivative asset (liability) - cash flow hedges: Cash flow hedges are recorded at fair value on a recurring basis. Cash flow hedges are valued by a third party using significant assumptions that are observable in the market and can be corroborated by market data. All of the Company's cash flow hedges are classified as Level 2.

The following table presents the balances of financial assets measured at fair value on a recurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2018 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$132,845	$—	$132,845	$—
Mortgage-backed and CMOs	107,472	—	107,472	—
State and municipal	93,002	—	93,002	—
Corporate	7,928	—	7,928	—
Total securities available for sale	$341,247	$—	$341,247	$—
Equity securities	$2,177	$—	$2,177	$—
Liabilities:
Derivative - cash flow hedges	$237	$—	$237	$—

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Federal agencies and GSEs	$112,127	$—	$112,127	$—
Mortgage-backed and CMOs	105,316	—	105,316	—
State and municipal	93,626	—	93,626	—
Corporate	8,062	—	8,062	—
Equity securities	2,206	—	2,206	—
Total securities available for sale	$321,337	$—	$321,337	$—

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
The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans held for sale: Loans held for sale are carried at fair value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six month period ended June 30, 2018 or the year ended December 31, 2017. Gains and losses on the sale of loans are recorded within mortgage banking income on the consolidated statements of income.
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
The following table summarizes the Company's assets that were measured at fair value on a nonrecurring basis at the dates indicated (dollars in thousands):

	Fair Value Measurements at June 30, 2018 Using
	Balance at June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,296	$—	$2,296	$—
Impaired loans, net of valuation allowance	554	—	—	554
Other real estate owned, net	1,124	—	—	1,124

	Fair Value Measurements at December 31, 2017 Using
	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,639	$—	$1,639	$—
Impaired loans, net of valuation allowance	1,391	—	—	1,391
Other real estate owned, net	1,225	—	—	1,225
The following tables summarize the Company's quantitative information about Level 3 fair value measurements at the dates indicated:
Quantitative Information About Level 3 Fair Value Measurements at June 30, 2018

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%

Quantitative Information About Level 3 Fair Value Measurements at December 31, 2017

Assets	Valuation Technique	Unobservable Input	Rate

Impaired loans	Discounted appraised value	Selling cost	8.00%
	Discounted cash flow analysis	Market rate for borrower (discount rate)	3.25% - 9.80%

Other real estate owned, net	Discounted appraised value	Selling cost	8.00%
ASC 825, "Financial Instruments," requires disclosure about fair value of financial instruments for interim periods and excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
The carrying values and the exit pricing concept fair values of the Company's financial instruments at June 30, 2018 are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$33,342	$33,342	$—	$—	$33,342
Equity securities	2,177		2,177		2,177
Securities available for sale	341,247	—	341,247	—	341,247
Restricted stock	5,463	—	5,463	—	5,463
Loans held for sale	2,296	—	2,296	—	2,296
Loans, net of allowance	1,325,871	—	—	1,325,283	1,325,283
Bank owned life insurance	18,674	—	18,674	—	18,674
Accrued interest receivable	5,293	—	5,293	—	5,293

Financial Liabilities:
Deposits	$1,560,746	$—	$1,566,931	$—	$1,566,931
Repurchase agreements	6,776	—	6,776	—	6,776
Other short-term borrowings	5,500	—	5,500	—	5,500
Junior subordinated debt	27,876	—	—	22,554	22,554
Accrued interest payable	672	—	672	—	672
Derivative - cash flow hedges	237	—	237	—	237

The carrying values and estimated fair values of the Company's financial instruments at December 31, 2017 are as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets:
Cash and cash equivalents	$52,477	$52,477	$—	$—	$52,477
Securities available for sale	321,337	—	321,337	—	321,337
Restricted stock	6,110	—	6,110	—	6,110
Loans held for sale	1,639	—	1,639	—	1,639
Loans, net of allowance	1,322,522	—	—	1,317,737	1,317,737
Bank owned life insurance	18,460	—	18,460	—	18,460
Accrued interest receivable	5,231	—	5,231	—	5,231

Financial Liabilities:
Deposits	$1,534,726	$—	$1,527,956	$—	$1,527,956
Repurchase agreements	10,726	—	10,726	—	10,726
Other short-term borrowings	24,000	—	24,000	—	24,000
Junior subordinated debt	27,826	—	—	28,358	28,358
Accrued interest payable	674	—	674	—	674
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
Derivative - cash flow hedges. Fair values are based on observable market data.
Off-balance sheet instruments.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  At June 30, 2018 and December 31, 2017, the fair value of off-balance sheet instruments was deemed immaterial, and therefore was not included in the previous table.
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
Segment information as of and for the three and six months ended June 30, 2018 and 2017 (unaudited), is shown in the following tables (dollars in thousands):

	Three Months Ended June 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$16,900	$—	$92	$—	$16,992
Interest expense	1,874	—	330	—	2,204
Noninterest income	2,111	1,155	297	—	3,563
Income (loss) before income taxes	7,071	567	(259)	—	7,379
Net income (loss)	5,725	459	(204)	—	5,980
Depreciation and amortization	541	3	—	—	544
Total assets	1,814,730	—	241,617	(231,816)	1,824,531
Goodwill	43,872	—	—	—	43,872
Capital expenditures	587	—	—	—	587

	Three Months Ended June 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$15,518	$—	$85	$—	$15,603
Interest expense	1,447	—	244	—	1,691
Noninterest income	2,242	1,100	6	—	3,348
Income (loss) before income taxes	6,129	518	(448)	—	6,199
Net income (loss)	4,217	358	(296)	—	4,279
Depreciation and amortization	669	3	—	—	672
Total assets	1,755,185	—	234,913	(225,625)	1,764,473
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,071	5	—	—	1,076

	Six Months Ended June 30, 2018
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$33,480	$—	$180	$—	$33,660
Interest expense	3,709	—	620	—	4,329
Noninterest income	4,174	2,306	416	—	6,896
Income (loss) before income taxes	14,097	1,020	(520)	—	14,597
Net income (loss)	11,378	824	(410)	—	11,792
Depreciation and amortization	1,081	6	—	—	1,087
Total assets	1,814,730	—	241,617	(231,816)	1,824,531
Goodwill	43,872	—	—	—	43,872
Capital expenditures	932	—	—	—	932

	Six Months Ended June 30, 2017
	Community Banking	Trust and Investment Services	Other	Intersegment Eliminations	Total
Interest income	$30,114	$—	$170	$—	$30,284
Interest expense	2,755	—	483	—	3,238
Noninterest income	4,403	2,204	12	—	6,619
Income (loss) before income taxes	11,586	1,059	(782)	—	11,863
Net income (loss)	8,113	746	(517)	—	8,342
Depreciation and amortization	1,275	6	—	—	1,281
Total assets	1,755,185	—	234,913	(225,625)	1,764,473
Goodwill	43,872	—	—	—	43,872
Capital expenditures	1,728	11	—	—	1,739

Note 15 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Supplemental Schedule of Cash and Cash Equivalents:
Cash and due from banks	$24,042	$23,765
Interest-bearing deposits in other banks	9,300	62,164
Cash and Cash Equivalents	$33,342	$85,929

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$4,332	$3,250
Income taxes	2,548	3,707
Noncash investing and financing activities:
Transfer of loans to other real estate owned	532	513
Unrealized (losses) gains on securities available for sale	(5,188)	1,300
Unrealized losses on cash flow hedges	(237)	—
Note 16 – Accumulated Other Comprehensive Income (Loss)
Changes in each component of accumulated other comprehensive income (loss) ("AOCI") for the three and six months ended June 30, 2018 and 2017 (unaudited) were as follows (dollars in thousands):

For the Three Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at March 31, 2017	$339	$—	$(1,724)	$(1,385)

Net unrealized gains on securities available for sale, net of tax, $307	572	—	—	572

Reclassification adjustment for realized gains on securities, net of tax, $(116)	(215)	—	—	(215)

Balance at June 30, 2017	$696	$—	$(1,724)	$(1,028)

Balance at March 31, 2018	$(4,325)	$—	$(2,280)	$(6,605)

Net unrealized losses on securities available for sale, net of tax, $(325)	(1,121)	—	—	(1,121)

Unrealized losses on cash flow hedges, net of tax, $(53)	—	(184)	—	(184)

Balance at June 30, 2018	$(5,446)	$(184)	$(2,280)	$(7,910)

For the Six Months Ended	Net Unrealized Gains (Losses) on Securities	Unrealized Losses on Cash Flow Hedges	Adjustments Related to Pension Benefits	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2016	$(150)	$—	$(1,724)	$(1,874)

Net unrealized gains on securities available for sale, net of tax, $661	1,229	—	—	1,229

Reclassification adjustment for realized gains on securities, net of tax, $(207)	(383)	—	—	(383)

Balance at June 30, 2017	$696	$—	$(1,724)	$(1,028)

Balance at December 31, 2017	$(796)	$—	$(2,280)	$(3,076)

Net unrealized losses on securities available for sale, net of tax, $(1,186)	(3,994)	—	—	(3,994)

Reclassification adjustment for gains on sales of securities, net of tax, $(2)	(6)	—	—	(6)

Reclassification for ASU 2016-01 adoption	(650)	—	—	(650)

Unrealized losses on cash flow hedges, net of tax, $(53)	—	(184)	—	(184)

Balance at June 30, 2018	$(5,446)	$(184)	$(2,280)	$(7,910)
Reclassifications Out of Accumulated Other Comprehensive Income
For the three and six months ended June 30, 2018 and 2017
(dollars in thousands)

For the Three Months Ended June 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$—	Securities gains, net
	—	Income taxes
Total reclassifications	$—	Net of tax

For the Three Months Ended June 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$331	Securities gains, net
	(116)	Income taxes
Total reclassifications	$215	Net of tax

For the Six Months Ended June 30, 2018	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$8	Securities gains, net
	(2)	Income taxes
	6	Net of tax
Reclassification for ASU 2016-01 adoption	650	*
Total reclassifications	$656

*	Reclassification from AOCI to retained earnings for unrealized holding gains on equity securities due to adoption of ASU 2016-01.

For the Six Months Ended June 30, 2017	Amount Reclassified from AOCI	Affected Line Item in the Statement of Where Net Income is Presented
Details about AOCI Components
Available for sale securities:
Realized gain on sale of securities	$590	Securities gains, net
	(207)	Income taxes
Total reclassifications	$383	Net of tax
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
Goodwill and Intangible Assets
The Company performs its annual analysis as of June 30 each fiscal year. Accounting guidance permits preliminary assessment of qualitative factors to determine whether more substantial impairment testing is required. The Company chose to bypass the preliminary assessment and utilized a two-step process for impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment.  No indicators of impairment were identified during the six months ended June 30, 2018 or 2017.
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
Derivative Financial Instruments
The Company uses derivatives primarily to manage risk associated with changing interest rates. The Company's derivative financial instruments consist of interest rate swaps that qualify as cash flow hedges of the Company's trust preferred notes. The Company recognizes derivative financial instruments at fair value as either an other asset or other liability in the consolidated balance sheets. The effective portion of the gain or loss on the Company's cash flow hedges is reported as a component of other comprehensive income, net of deferred income taxes, and is reclassified into earnings in the same period or periods during which the hedged transactions affect earnings.
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

RESULTS OF OPERATIONS
Earnings Performance
Three months ended June 30, 2018 and 2017
For the quarter ended June 30, 2018, the Company reported net income of $5,980,000 compared to $4,279,000 for the comparable quarter in 2017. The $1,701,000 or 39.8% increase was driven primarily by higher net interest income, resulting mostly from higher yields on the loan portfolio and greater loans volume. Also positively impacting income was the recent reduction in the corporate income tax rate, to 21% from 35% and a lower loan loss provision. The Company's tax expense for the quarter was $521,000 or 27.1% less than the comparable quarter of 2017. The Company had a small negative provision in the 2018 quarter compared to a $350,000 expense in the 2017 quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Three Months Ended June 30,	2018	2017	$ Change	% Change
Interest income	$16,992	$15,603	$1,389	8.9%
Interest expense	(2,204)	(1,691)	(513)	30.3
Net interest income	14,788	13,912	876	6.3
Provision for loan losses	30	(350)	380	(108.6)
Noninterest income	3,563	3,348	215	6.4
Noninterest expense	(11,002)	(10,711)	(291)	2.7
Income tax expense	(1,399)	(1,920)	521	(27.1)

Net income	$5,980	$4,279	$1,701	39.8
Six Months Ended June 30, 2018 and 2017
For the six month period ended June 30, 2018, the Company reported net income of $11,792,000 compared to $8,342,000 for the comparable period in 2017. The $3,450,000 or 41.36% increase was driven by the same factors discussed above for the quarter.

SUMMARY INCOME STATEMENT
(Dollars in thousands)

Six Months Ended June 30,	2018	2017	$ Change	% Change
Interest income	$33,660	$30,284	$3,376	11.1%
Interest expense	(4,329)	(3,238)	(1,091)	33.7
Net interest income	29,331	27,046	2,285	8.4
Provision for loan losses	74	(650)	724	(111.4)
Noninterest income	6,896	6,619	277	4.2
Noninterest expense	(21,704)	(21,152)	(552)	2.6
Income tax expense	(2,805)	(3,521)	716	(20.3)

Net income	$11,792	$8,342	$3,450	41.4
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

Three months ended June 30, 2018 and 2017
Net interest income on a taxable equivalent basis increased $693,000 or 4.9%, for the second quarter of 2018 compared to the same quarter of 2017.  The increase was driven by higher yields and higher loan volume.
For the second quarter of 2018, the Company's yield on interest-earning assets was 4.02%, compared to 3.96% for the second quarter of 2017.  The cost of interest-bearing liabilities was 0.75% compared to 0.60%, primarily related to a 14 basis point (0.14%) increase in the cost of deposits. The interest rate spread was 3.27% compared to 3.36%. The net interest margin, on a fully taxable equivalent basis, was 3.50% compared to 3.54%, a decrease of four basis points (0.04%). The decrease in net interest margin related mostly to increases in the cost of deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the three months ended June 30, 2018 and 2017.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Three Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2018	2017	2018	2017	2018	2017
Loans:
Commercial	$267,996	$229,690	$2,652	$2,241	3.97%	3.91%
Real estate	1,052,105	1,026,010	12,087	11,502	4.60	4.48
Consumer	4,327	5,072	77	89	7.14	7.04
Total loans	1,324,428	1,260,772	14,816	13,832	4.48	4.39

Securities:
Federal agencies and GSEs	127,033	96,339	707	454	2.23	1.89
Mortgage-backed and CMOs	108,789	80,003	609	412	2.24	2.06
State and municipal	91,636	104,115	653	938	2.85	3.60
Other securities	15,028	15,406	176	179	4.68	4.65
Total securities	342,486	295,863	2,145	1,983	2.51	2.68

Deposits in other banks	40,309	53,497	185	125	1.84	0.94

Total interest-earning assets	1,707,223	1,610,132	17,146	15,940	4.02	3.96

Non-earning assets	118,637	126,554

Total assets	$1,825,860	$1,736,686

Deposits:
Demand	$246,493	$219,743	13	11	0.02	0.02
Money market	395,135	322,737	802	342	0.81	0.43
Savings	132,190	125,134	10	9	0.03	0.03
Time	371,883	380,214	1,048	990	1.13	1.04
Total deposits	1,145,701	1,047,828	1,873	1,352	0.66	0.52

Customer repurchase agreements	11,347	49,239	1	14	0.04	0.11
Other short-term borrowings	247	—	1	—	1.62	—
Long-term borrowings	27,861	37,748	329	325	4.72	3.44
Total interest-bearing
liabilities	1,185,156	1,134,815	2,204	1,691	0.75	0.60

Noninterest bearing demand deposits	419,620	386,024
Other liabilities	8,828	9,073
Shareholders' equity	212,256	206,774
Total liabilities and
shareholders' equity	$1,825,860	$1,736,686

Interest rate spread					3.27%	3.36%
Net interest margin					3.50%	3.54%

Net interest income (taxable equivalent basis)			14,942	14,249
Less: Taxable equivalent adjustment (1)			154	337
Net interest income			$14,788	$13,912
(1) - Calculated using 21% and 35% statutory tax rate in 2018 and 2017, respectively, due to tax rate change.

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Three Months Ended June 30,
	2018 vs. 2017
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$411	$32	$379
Real estate	585	289	296
Consumer	(12)	1	(13)
Total loans	984	322	662
Securities:
Federal agencies and GSEs	253	92	161
Mortgage-backed and CMOs	197	38	159
State and municipal	(285)	(181)	(104)
Other securities	(3)	1	(4)
Total securities	162	(50)	212
Deposits in other banks	60	97	(37)
Total interest income	1,206	369	837

Interest expense
Deposits:
Demand	2	1	1
Money market	460	369	91
Savings	1	—	1
Time	58	80	(22)
Total deposits	521	450	71
Customer repurchase agreements	(13)	(6)	(7)
Other short-term borrowings	1	1	—
Long-term borrowings	4	102	(98)
Total interest expense	513	547	(34)
Net interest income (taxable equivalent basis)	$693	$(178)	$871

Six months ended June 30, 2018 and 2017
Net interest income on a taxable equivalent basis increased $1,867,000 or 6.7%, for the six months ended June 30, 2018 compared to the same period of 2017.  The increase was driven by higher yields and higher loan volume.
For the first six months of 2018, the Company's yield on interest-earning assets was 3.99%, compared to 3.90% for the same period of 2017.  The cost of interest-bearing liabilities was 0.73% compared to 0.58%, primarily related to a 15 basis point (0.15%) increase in the cost of deposits. The interest rate spread was 3.26% compared to 3.32%. The net interest margin, on a fully taxable equivalent basis, was 3.48% compared to 3.49%, a decrease of one basis point (0.01%). The decrease in net interest margin related mostly to increases in the cost of deposits.

The following presentation is an analysis of net interest income and related yields and rates, on a taxable equivalent basis, for the six months ended June 30, 2018 and 2017.  Nonaccrual loans are included in average balances. Interest income on nonaccrual loans, if recognized, is recorded on a cash basis or when the loan returns to accrual status.

	Net Interest Income Analysis (dollars in thousands)
	Six Months Ended June 30,

	Average Balance		Income/Expense		Yield/Rate
	2018	2017	2018	2017	2018	2017
Loans:
Commercial	$263,300	$224,833	$5,096	$4,294	3.90%	3.85%
Real estate	1,064,605	999,484	24,277	22,126	4.56	4.43
Consumer	4,313	5,230	153	181	7.15	6.98
Total loans	1,332,218	1,229,547	29,526	26,601	4.44	4.33

Securities:
Federal agencies and GSEs	115,182	96,651	1,224	896	2.13	1.85
Mortgage-backed and CMOs	108,808	79,033	1,208	825	2.22	2.09
State and municipal	89,000	117,681	1,287	2,090	2.89	3.55
Other securities	15,153	16,781	351	365	4.63	4.35
Total securities	328,143	310,146	4,070	4,176	2.48	2.69

Deposits in other banks	42,926	52,702	373	234	1.75	0.90

Total interest-earning assets	1,703,287	1,592,395	33,969	31,011	3.99	3.90

Non-earning assets	118,878	125,915

Total assets	$1,822,165	$1,718,310

Deposits:
Demand	$239,477	$217,847	24	21	0.02	0.02
Money market	402,612	314,235	1,585	583	0.79	0.37
Savings	131,453	124,694	20	19	0.03	0.03
Time	377,838	377,766	2,069	1,929	1.10	1.03
Total deposits	1,151,380	1,034,542	3,698	2,552	0.65	0.50

Customer repurchase agreements	11,795	47,184	2	15	0.03	0.06
Other short-term borrowings	1,210	5,884	10	27	1.65	0.92
Long-term borrowings	27,848	37,733	619	644	4.45	3.41
Total interest-bearing
liabilities	1,192,233	1,125,343	4,329	3,238	0.73	0.58

Noninterest bearing demand deposits	409,878	378,558
Other liabilities	9,202	9,283
Shareholders' equity	210,852	205,126
Total liabilities and
shareholders' equity	$1,822,165	$1,718,310

Interest rate spread					3.26%	3.32%
Net interest margin					3.48%	3.49%

Net interest income (taxable equivalent basis)			29,640	27,773
Less: Taxable equivalent adjustment			309	727
Net interest income			$29,331	$27,046

Changes in Net Interest Income (Rate/Volume Analysis)
(in thousands)
	Six Months Ended June 30,
	2018 vs. 2017
		Change
	Increase	Attributable to
Interest income	(Decrease)	Rate	Volume
Loans:
Commercial	$802	$58	$744
Real estate	2,151	680	1,471
Consumer	(28)	4	(32)
Total loans	2,925	742	2,183
Securities:
Federal agencies and GSEs	328	142	186
Mortgage-backed and CMOs	383	55	328
State and municipal	(803)	(347)	(456)
Other securities	(14)	23	(37)
Total securities	(106)	(127)	21
Deposits in other banks	139	189	(50)
Total interest income	2,958	804	2,154

Interest expense
Deposits:
Demand	3	1	2
Money market	1,002	801	201
Savings	1	—	1
Time	140	140	—
Total deposits	1,146	942	204
Customer repurchase agreements	(13)	(5)	(8)
Other short-term borrowings	(17)	13	(30)
Long-term borrowings	(25)	167	(192)
Total interest expense	1,091	1,117	(26)
Net interest income (taxable equivalent basis)	$1,867	$(313)	$2,180

Noninterest Income, three months ended June 30, 2018 and 2017
For the quarter ended June 30, 2018, noninterest income increased $215,000 or 6.4% compared to the comparable 2017 quarter. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$945	$908	$37	4.1%
Service charges on deposit accounts	592	607	(15)	(2.5)
Other fees and commissions	679	627	52	8.3
Mortgage banking income	491	462	29	6.3
Securities gains, net	289	331	(42)	(12.7)
Brokerage fees	209	192	17	8.9
Income from SBICs	171	6	165	2,750.0
Other	187	215	(28)	(13.0)
Total noninterest income	$3,563	$3,348	$215	6.4
Trust fees increased $37,000 and brokerage fees increased $17,000 in the second quarter of 2018 compared to the same quarter last year. Mortgage banking income increased $29,000 in the 2018 quarter compared to the 2017 quarter. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Net securities gains decreased $42,000 in the 2018 quarter compared to the same quarter in 2017. Gains in the 2018 quarter were almost entirely related to unrealized changes in the fair value of equity securities held by the Company, recorded in conformity with new accounting requirements. Income from Small Business Investment Companies ("SBICs") reflected a $165,000 increase compared to the 2017 quarter; this category of income is highly unpredictable.
Noninterest Income, six months ended June 30, 2018 and 2017
For the six months ended June 30, 2018, noninterest income increased $277,000 or 4.2% compared to the comparable 2017 period. Details of individual accounts are shown in the table below.

	Six Months Ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest income:
Trust fees	$1,874	$1,820	$54	3.0%
Service charges on deposit accounts	1,204	1,196	8	0.7
Other fees and commissions	1,321	1,234	87	7.1
Mortgage banking income	941	991	(50)	(5.0)
Securities gains, net	410	590	(180)	(30.5)
Brokerage fees	431	384	47	12.2
Income from SBICs	326	32	294	918.8
Other	389	372	17	4.6
Total noninterest income	$6,896	$6,619	$277	4.2
Trust fees increased $54,000 and brokerage fees increased $47,000 in the second quarter of 2018 compared to the same period last year. Mortgage banking income decreased $50,000 in the 2018 period compared to the 2017 period. Other fees and commissions were positively impacted by higher levels of debit card transaction volume. Net securities gains decreased $180,000 in the 2018 period compared to the same period in 2017. Gains in the 2018 period were almost entirely related to unrealized changes in the fair value of equity securities held by the Company, recorded in conformity with new accounting requirements. Income from SBICs reflected a $294,000 increase compared to the 2017 period; this category of income is highly unpredictable.

Noninterest Expense, three months ended June 30, 2018 and 2017
For the three months ended June 30, 2018, noninterest expense increased $291,000 or 2.7%. Details of individual accounts are shown in the table below.

	Three Months Ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest Expense
Salaries	$5,095	$4,733	$362	7.6%
Employee benefits	1,111	1,061	50	4.7
Occupancy and equipment	1,100	1,148	(48)	(4.2)
FDIC assessment	132	134	(2)	(1.5)
Bank franchise tax	291	263	28	10.6
Core deposit intangible amortization	77	203	(126)	(62.1)
Data processing	467	502	(35)	(7.0)
Software	354	271	83	30.6
Other real estate owned, net	25	68	(43)	(63.2)
Other	2,350	2,328	22	0.9
Total noninterest expense	$11,002	$10,711	$291	2.7
Salaries expense increased $362,000 in the 2018 quarter as compared to the 2017 quarter primarily as a result of normal annual salary adjustments. Core deposit intangible amortization decreased $126,000 in the 2018 quarter compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina Financial Corporation ("MidCarolina") in July 2011 was treated under the accelerated method and will be fully amortized in 2020.
Noninterest Expense, six months ended June 30, 2018 and 2017
For the six months ended June 30, 2018, noninterest expense increased $552,000 or 2.6%. Details of individual accounts are shown in the table below.

	Six months ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change
Noninterest Expense
Salaries	$10,092	$9,532	$560	5.9%
Employee benefits	2,286	2,181	105	4.8
Occupancy and equipment	2,228	2,216	12	0.5
FDIC assessment	278	263	15	5.7
Bank franchise tax	572	519	53	10.2
Core deposit intangible amortization	154	368	(214)	(58.2)
Data processing	889	989	(100)	(10.1)
Software	659	550	109	19.8
Other real estate owned, net	55	111	(56)	(50.5)
Other	4,491	4,423	68	1.5
Total noninterest expense	$21,704	$21,152	$552	2.6
Salaries expense increased $560,000 in the 2018 period as compared to the 2017 period primarily as a result of normal annual salary adjustments. Core deposit intangible amortization decreased $214,000 in the 2018 period compared to 2017 as the amortization expense relating to the Company's acquisition of MidCarolina was treated under the accelerated method and will be fully amortized in 2020.

Non-GAAP Financial Measures
The efficiency ratio is calculated by dividing noninterest expense excluding gains or losses on the sale of OREO by net interest income including tax equivalent income on nontaxable loans and securities and noninterest income and excluding (1) gains or losses on securities and (2) gains or losses on sale of premises and equipment. The efficiency ratio for the 2018 quarter was 60.38% compared to 61.76% for the 2017 quarter. The Company expects gradual improvement in this ratio in coming quarters. This is a non-GAAP financial measure that the Company believes provides investors with important information regarding operational efficiency. Such information is not prepared in accordance with GAAP and should not be construed as such. Management believes, however, such financial information is meaningful to the reader in understanding operating performance, but cautions that such information not be viewed as a substitute for GAAP. The Company, in referring to its net income, is referring to income under GAAP. The components of the efficiency ratio calculation are summarized in the following table (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Efficiency Ratio
Noninterest expense	$11,002	$10,711
Add loss/subtract gain on sale OREO	(3)	(48)
	$10,999	$10,663

Net interest income	$14,788	$13,912
Tax equivalent adjustment	154	337
Noninterest income	3,563	3,348
Subtract gain on securities	(289)	(331)
	$18,216	$17,266

Efficiency ratio	60.38%	61.76%
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

	Three Months Ended June 30,
	2018	2017
Reconciliation of Net Interest Income to Tax-Equivalent Net Interest Income
Non-GAAP measures:
Interest income - loans	$14,816	$13,832
Interest income - investments and other	2,330	2,108
Interest expense - deposits	(1,873)	(1,352)
Interest expense - customer repurchase agreements	(1)	(14)
Interest expense - other short-term borrowings	(1)	—
Interest expense - long-term borrowings	(329)	(325)
Total net interest income	$14,942	$14,249
Less non-GAAP measures:
Tax benefit realized on non-taxable interest income - loans	$(50)	$(79)
Tax benefit realized on non-taxable interest income - municipal securities	(104)	(258)
GAAP measures	$14,788	$13,912

Income Taxes
The effective tax rate for the second quarter of 2018 was 18.96% compared to 30.97% for the second quarter of 2017. The effective tax rate for the six months ended June 30, 2018 and 2017 was 19.22% and 29.68%, respectively. The primary reason for the decrease in the effective rate is the Tax Cuts and Jobs Act that was adopted on December 22, 2017 which lowered the statutory rate from 35% to 21%. The effective tax rate is lower than the statutory rate each year as a result of income that is not taxable for federal income tax purposes in both years and the tax benefit from the exercise of stock options.
Fair Value Impact to Net Income
The following table presents the impact for the three and six month period ended June 30, 2018 of the accretable and amortizable fair value adjustments attributable to the July 2011 acquisition of MidCarolina and the January 2015 acquisition of MainStreet BankShares, Inc. ("MainStreet") on net interest income and pretax income (dollars in thousands):

		June 30, 2018
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Six Months Ended
Interest income/(expense):
Acquired performing loans	Income	$112	$215
Purchase impaired loans	Income	291	640
Junior subordinated debt	Expense	(26)	(51)
Net interest income		377	804

Noninterest (expense):
Amortization of core deposit intangible	Expense	(77)	(154)

Change in pretax income		$300	$650
During the first quarter of 2018, the Company received $231,000 in cash basis accretion income related to the early payoff of several acquired loans, compared to $209,000 for the comparable quarter of 2017.
The following table presents the impact for the three and six month period ended June 30, 2017 of the accretable and amortizable fair value adjustments attributable to the two acquisitions mentioned above on net interest income and pretax income (dollars in thousands):

		June 30, 2017
	Income Statement Effect	Accretion (Amortization) Three Months Ended	Accretion (Amortization) Six Months Ended
Interest income/(expense):
Acquired performing loans	Income	$247	$442
Purchase impaired loans	Income	380	649
FHLB Advances	Expense	(6)	(11)
Junior subordinated debt	Expense	(26)	(51)
Net interest income		595	1,029

Noninterest (expense):
Amortization of core deposit intangible	Expense	(203)	(368)

Change in pretax income		$392	$661

The MidCarolina acquisition was effective July 1, 2011 and the MainStreet acquisition was effective January 1, 2015. Management expects that the acquisition accounting financial impact of these acquisitions will continue to decline in future quarters.
Impact of Inflation and Changing Prices
The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  The most significant effect of inflation is on noninterest expense, which tends to rise during periods of inflation.  Changes in interest rates have a greater impact on a financial institution's profitability than do the effects of higher costs for goods and services.  Through its balance sheet management practices, the Company has the ability to react to those changes and measure and monitor its interest rate and liquidity risk.  During the reported periods, inflation has been low, and interest rates have been rising.
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
The available for sale securities portfolio was $341,247,000 at June 30, 2018, compared to $321,337,000 at December 31, 2017, an increase of $19,910,000 or 6.20%. The increase is net of $2,206,000 of equity securities classified as available for sale prior to the adoption of ASU 2016-01 which were reclassified on January 1, 2018 to fair value on the balance sheet. Also, as a result, the Company reclassified $650,000 of the unrealized holding gains on these equity securities from accumulated other comprehensive loss to retained earnings. Accordingly, the Company recognized $402,000 in unrealized gains on these equity securities for the six months ended June 30, 2018. At June 30, 2018, the available for sale portfolio had an amortized cost of $348,266,000 resulting in a net unrealized loss of $7,019,000.  At December 31, 2017, the available for sale portfolio had an amortized cost of $322,345,000, resulting in a net unrealized loss of $1,008,000.
The Company is cognizant of the continuing historically low, but increasing interest rate environment and has elected to maintain a defensive asset liability strategy of purchasing high quality taxable securities of relatively short duration.
The Company experienced significant growth rates for earning assets and deposits in calendar year 2017. The magnitude and unpredictable timing of this growth has generated periodic liquidity constraints. Consequently, management elected to selectively reduce portions of its securities portfolio in an effort to mitigate actual and anticipated liquidity challenges. During the six months ended June 30, 2018, the Company sold $22,025,000 in par value bonds and realized a net gain of $8,000. This compares to the six months ended June 30, 2017, when the Company sold $53,930,000 in par value bonds and realized a net gain of $590,000. During the six months ended June 30, 2018, the Company sold $431,000 in equity securities at fair value.
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
Total loans were $1,339,379,000 at June 30, 2018, compared to $1,336,125,000 at December 31, 2017, an increase of $3,254,000 or 0.24%. The minimal increase is the result of several large payoffs of multi-family construction loans that moved into the permanent, non-recourse market in the first quarter of 2018. These payoffs were anticipated by management.
Average loans were $1,324,428,000 for the second quarter of 2018, compared to $1,260,772,000 for the second quarter of 2017, an increase of $63,656,000 or 5.05%.

Loans held for sale totaled $2,296,000 at June 30, 2018 and $1,639,000 at December 31, 2017. Loan production volume was $38,861,000 for the six month period ended June 30, 2018 and $39,030,000 for the same period of 2017. These loans were approximately 60% purchase and 40% refinancing.
Management of the loan portfolio is organized around portfolio segments. Each segment is comprised of various loan types that are reflective of operational and regulatory reporting requirements. The following table presents the Company's loan portfolio by segment as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial	$291,454	$251,666
Commercial real estate:
Construction and land development	96,740	123,147
Commercial real estate	633,128	637,701
Residential real estate:
Residential	207,374	209,326
Home equity	105,558	109,857
Consumer	5,125	4,428
Total loans	$1,339,379	$1,336,125

Provision for Loan Losses
The Company had a negative provision for loan losses of $74,000 for the six month period ended June 30, 2018, compared to a provision of $650,000 for the same period ended June 30, 2017. The negative provision related to favorable adjustments on the acquired impaired loan loss allowance. The need for any additional provision in the six month period ended June 30, 2018 was mitigated by slower growth in loans, continued strong asset quality metrics, and improvements in various qualitative factors used in computing loss reserve.
Allowance for Loan Losses
The purpose of the ALLL is to provide for probable losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and by recoveries of previously charged-off loans. Loan charge-offs decrease the allowance.
At June 30, 2018, the ALLL was $13,508,000 compared to $13,603,000 at December 31, 2017. The ALLL as a percentage of total loans at such dates was 1.01% and 1.02%, respectively.
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
The general allowance, ASC 450 (FAS 5) reserves to FASB ASC 450 loans, was 1.00% at June 30, 2018, compared to 1.04% at December 31, 2017. On a dollar basis, the reserve was $13,090,000 at June 30, 2018, compared to $13,151,000 at December 31, 2017. The percentage of the reserve to total loans has declined due to improving local and national economic conditions and continued strong asset quality metrics. This segment of the allowance represents by far the largest portion of the loan portfolio and the largest aggregate risk.
The specific allowance, ASC 310-40 (FAS 114) reserves to FASB ASC 310-40 loans, was 7.61% at June 30, 2018, compared to 5.18% at December 31, 2017. On a dollar basis, the reserve was $208,000 at June 30, 2018, compared to $167,000 at December 31, 2017. There is ongoing turnover in the composition of the impaired loan population, which decreased by a net $480,000 over December 31, 2017.

The specific allowance does not include reserves related to acquired loans with deteriorated credit quality. This reserve was $210,000 at June 30, 2018 compared to $285,000 at December 31, 2017. This is the only portion of the reserve related to acquired impaired loans. Cash flow expectations for these loans are reviewed on a quarterly basis and unfavorable changes in those estimates relative to the initial estimates can result in the need for additional loan loss provision. The following table presents the Company's loan loss and recovery experience for the periods indicated (dollars in thousands):

Summary of Loan Loss Experience
	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$13,603	$12,801

Charge-offs:
Construction and land development	—	35
Commercial real estate	11	58
Residential real estate	—	159
Home equity	86	13
Total real estate	97	265
Commercial and industrial	10	282
Consumer	67	143
Total charge-offs	174	690

Recoveries:
Construction and land development	—	43
Commercial real estate	3	17
Residential real estate	24	45
Home equity	12	40
Total real estate	39	145
Commercial and industrial	63	223
Consumer	51	108
Total recoveries	153	476

Net charge-offs	21	214
Provision for loan losses	(74)	1,016
Balance at end of period	$13,508	$13,603

Asset Quality Indicators
The following table provides qualitative indicators relevant to the Company's loan portfolio for the six month period and year indicated below.

Asset Quality Ratios
	June 30, 2018	December 31, 2017
Allowance to loans	1.01%	1.02%
ASC 450 (FAS 5) ALLL	1.00	1.04
Net charge-offs (recoveries) to allowance (1)	0.31	1.57
Net charge-offs (recoveries) to average loans (1)	0.00	0.02
Nonperforming assets to total assets	0.18	0.21
Nonperforming loans to loans	0.16	0.19
Provision to net charge-offs (recoveries) (1)	(352.38)	474.77
Provision to average loans (1)	(0.01)	0.08
Allowance to nonperforming loans	646.32	531.37
(1) - Annualized.
Nonperforming Assets (Loans and Other Real Estate Owned)
Nonperforming loans include loans on which interest is no longer accrued and accruing loans that are contractually past due 90 days or more. Nonperforming loans include loans originated and loans acquired.
Nonperforming loans to total loans were 0.16% at June 30, 2018 and 0.19% at December 31, 2017.
Nonperforming assets include nonperforming loans and OREO.  Nonperforming assets represented 0.18% and 0.21% of total assets at June 30, 2018 and December 31, 2017, respectively.
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

The following table presents the Company's nonperforming assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Nonperforming Assets
	June 30, 2018	December 31, 2017
Nonaccrual loans:
Real estate	$1,335	$2,111
Commercial	526	90
Consumer	—	—
Total nonaccrual loans	1,861	2,201

Loans past due 90 days and accruing interest:
Real estate	229	359
Total past due 90 days and accruing interest	229	359

Total nonperforming loans	2,090	2,560

Other real estate owned	1,124	1,225

Total nonperforming assets	$3,214	$3,785
Impaired Loans
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The following table shows loans that were considered impaired, exclusive of acquired impaired loans, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Impaired Loans
	June 30, 2018	December 31, 2017
Accruing	$876	$1,016
Nonaccruing	1,861	2,201
Total impaired loans	$2,737	$3,217
Troubled Debt Restructurings ("TDRs")
TDRs exist whenever the Company makes a concession to a customer based on the customer's financial distress that would not have otherwise been made in the normal course of business.
There were $1,157,000 in TDRs at June 30, 2018 compared to $1,306,000 at December 31, 2017. These loans are included in the impaired loan table above.

Other Real Estate Owned
Other real estate owned was $1,124,000 and $1,225,000 as of June 30, 2018 and December 31, 2017, respectively. OREO is initially recorded at fair value, less estimated costs to sell, at the date of foreclosure. Loan losses resulting from foreclosure are charged against the ALLL at that time. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell with any additional write-downs charged against earnings.  For significant assets, these valuations are typically outside annual appraisals. The following table shows the Company's OREO as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Other Real Estate Owned
	June 30, 2018	December 31, 2017
Construction and land development	$78	$318
1-4 family residential	808	629
Commercial real estate	238	278
	$1,124	$1,225
Deposits
The Company's deposits consist primarily of checking, money market, savings, and consumer and commercial time deposits.  Total deposits were $1,560,746,000 at June 30, 2018 compared to $1,534,726,000 at December 31, 2017, an increase of $26,020,000 or 1.70%. This growth is mostly in non-maturity, savings and money market accounts.
Average interest bearing deposits were $1,145,701,000 for the second quarter of 2018, compared to $1,047,828,000 for the second quarter of 2017, an increase of $97,873,000 or 9.34%. Noninterest bearing deposits for the 2018 quarter were $419,620,000, compared to $386,024,000 for the 2017 quarter, an increase of $33,596,000 or 8.70%.
The Company's primary focus on the liability side of the balance sheet is growing core deposits and their affiliated relationships. The increasing challenge in this rising rate environment is to fund the Bank in a cost effective and competitive manner. The Company's cost of deposits for the second quarter of 2018 was 0.66%, up from 0.52% for the second quarter of 2017.
Junior Subordinated Debt
The Company had three junior subordinated notes in the amounts of $20,619,000, $4,349,000, and $2,908,000 outstanding at June 30, 2018. These notes accrue at 1.35%, 3.45%, and 2.95%, respectively, above the 90-day LIBOR rate, adjusted quarterly. To add stability to net interest income and manage exposure to interest rate movement, the Company entered into three interest rate swaps in June 2018 on these notes. The swap contracts involve the payment of fixed-rate amounts to a counterparty in exchange for receipt of variable rate payments over the ten year life of the contracts. The effective interest rates on the swapped notes were 4.33%, 6.44%, and 5.93%, respectively at June 30, 2018.
Shareholders' Equity
The Company's capital management strategy is to be classified as "well capitalized" under regulatory capital ratios and provide as high as possible total return to shareholders.
Shareholders' equity was $213,348,000 at June 30, 2018 compared to $208,717,000 at December 31, 2017, an increase of $4,631,000 or 2.22%.
The Company paid cash dividends of $0.50 per share during the first six months of 2018 while the aggregate basic and diluted earnings per share for the same period was $1.36.
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
The following table provides information on the regulatory capital ratios for the Company and the Bank at June 30, 2018 and December 31, 2017. Management believes, as of June 30, 2018, that the Company and the Bank more than satisfy all capital adequacy requirements to which they are subject.

	Percentage At June 30, 2018		Percentage At December 31, 2017
Risk-Based Capital Ratios:	Company	Bank	Company	Bank

Common equity tier 1 capital ratio	12.18%	13.37%	11.50%	12.79%
Tier 1 capital ratio	14.11	13.37	13.42	12.79
Total capital ratio	15.06	14.32	14.39	13.75

Leverage Capital Ratio:

Tier 1 leverage ratio	11.41	10.80	10.95	10.43
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
In the six month periods ended June 30, 2018 and 2017, the Company did not repurchase any shares.
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
The Company has a line of credit with the FHLB, equal to 30% of the Bank's assets, subject to the amount of collateral pledged.  Under the terms of its collateral agreement with the FHLB, the Company provides a blanket lien covering all of its residential first mortgage loans, second mortgage loans, home equity lines of credit, and commercial real estate loans.  In addition, the Company pledges as collateral its capital stock in and deposits with the FHLB.  The Company had $190,250,000 outstanding in letters of credit at June 30, 2018 and $190,700,000 outstanding at December 31, 2017. The letters of credit provide the Bank with alternate collateral for securing public entity deposits above FDIC insurance levels, thereby providing less need for collateral pledging from the securities portfolio, and thereby maximizing on balance sheet liquidity.

Short-term borrowings are discussed in Note 6 and long-term borrowings are discussed in Note 7 in the Consolidated Financial Statements included in this report.
The Company has federal funds lines of credit established with two correspondent banks in the amounts of $15,000,000 each, and has access to the Federal Reserve Bank's discount window.
The Company has a relationship with Promontory Network, the sponsoring entity for the Certificate of Deposit Account Registry Service® ("CDARS"). Through CDARS, the Company is able to provide deposit customers with access to aggregate FDIC insurance in amounts exceeding $250,000.  This gives the Company the ability, as and when needed, to attract and retain large deposits from insurance conscious customers.  Under the Economic Growth, Regulatory Relief, and Consumer Protection Act signed into law on May 24, 2018, a well-capitalized bank with a CAMELS rating of 1 or 2 may hold reciprocal deposits up to the lesser of 20 percent of its total liabilities or $5 billion without those deposits being treated as brokered deposits. With CDARS, the Company has the option to keep deposits on balance sheet or sell them to other members of the network.  Additionally, subject to certain limits, the Bank can use CDARS to purchase cost-effective funding without collateralization and in lieu of generating funds through traditional brokered CDs or the FHLB.  In this manner, CDARS can provide the Company with another funding option. Thus, CDARS serves as a deposit-gathering tool and an additional liquidity management tool.  Deposits through the CDARS program as of June 30, 2018 and December 31, 2017, were $16,225,000 and $25,838,000, respectively.
Management believes that these sources provide sufficient and timely liquidity, both on and off the balance sheet.
Off-Balance Sheet Activities
The Company enters into certain financial transactions in the ordinary course of performing traditional banking services that result in off-balance sheet transactions.  Other than subsidiaries to issue trust preferred securities, the Company does not have any off-balance sheet subsidiaries.  Off-balance sheet transactions at June 30, 2018 and at December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit	$349,671	$341,760
Standby letters of credit	11,606	13,647
Mortgage loan rate-lock commitments	11,538	5,089
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

A balance sheet is considered asset sensitive when its earning assets (loans and securities) reprice faster or to a greater extent than its liabilities (deposits and borrowings).  An asset sensitive balance sheet will produce relatively more net interest income when interest rates rise and less net interest income when they decline.  Based on the Company's simulation analysis, management believes the Company's interest sensitivity position at June 30, 2018 is asset sensitive. Management expects that the general direction of market interest rates will be gradually up over the remainder of 2018.
Earnings Simulation
The following table shows the estimated impact of changes in interest rates on net interest income as of June 30, 2018 (dollars in thousands), assuming gradual and parallel changes in interest rates, and consistent levels of assets and liabilities.   Net interest income for the following twelve months is projected to increase when interest rates are higher than current rates.

Estimated Changes in Net Interest Income
	June 30, 2018
	Change in Net Interest Income
Change in interest rates	Amount	Percent
Up 4.00%	$7,131	12.1%
Up 3.00%	5,501	9.3
Up 2.00%	3,893	6.6
Up 1.00%	2,079	3.5
Flat	—	—
Down 0.25%	(532)	(0.9)
Down 1.00%	(3,491)	(5.9)
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
The following table reflects the estimated change in net economic value over different rate environments using economic value simulation for the balances at the quarterly period ended June 30, 2018 (dollars in thousands):

Estimated Changes in Economic Value of Equity
	June 30, 2018
Change in interest rates	Amount	$ Change	% Change
Up 4.00%	$369,339	$77,653	26.6%
Up 3.00%	357,206	65,520	22.5
Up 2.00%	341,395	49,709	17.0
Up 1.00%	319,952	28,266	9.7
Flat	291,686	—	—
Down 0.25%	282,538	(9,148)	(3.1)
Down 1.00%	249,343	(42,343)	(14.5)

Due to the current low interest rate environment, no measurement was considered necessary for a further decline in interest rates. There have been no material changes to market risk as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to those disclosures for further information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2018.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
No shares of the Company's common stock were repurchased during the three months ended June 30, 2018. Under the share repurchase program, the Company has the remaining authority to repurchase up to 300,000 shares of the Company's common stock as of June 30, 2018.

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
31.2        Section 302 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer
32.1        Section 906 Certification of Jeffrey V. Haley, President and Chief Executive Officer
32.2        Section 906 Certification of William W. Traynham, Executive Vice President and Chief Financial Officer

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2018 and June 30, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017, and (vi) the Notes to the Consolidated Financial Statements (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATIONAL BANKSHARES INC.

	By:	/s/ Jeffrey V. Haley
Jeffrey V. Haley
President and Chief Executive Officer
Date - August 3, 2018		(principal executive officer)

	By:	/s/ William W. Traynham
William W. Traynham
Executive Vice President and
Chief Financial Officer
Date - August 3, 2018		(principal financial officer)

	By:	/s/ Cathy W. Liles
Cathy W. Liles
Senior Vice President and
Chief Accounting Officer
Date - August 3, 2018		(principal accounting officer)